Form 10-Q
period 1995-01-31
FREQUENCY ELECTRONICS INC
filed 1995-03-15
CIK 39020

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10Q

	(MARK ONE)

		  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period                January 31, 1995
					     OR
		  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                         to

Commission File Number                         1-8061

		  FREQUENCY ELECTRONICS, INC.
       (Exact name of registrant as specified in its charter)

		DELAWARE                                  11-1986657
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

	55 Charles Lindbergh Blvd., Mitchel Field, New York 11553 (Address of principle executive offices, Zip Code)

			     (516) 794-4500
	   (Registrant's telephone number including area code)


	(Former name, former address and former fiscal year,
		     if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

	The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 1995 - 5,041,995
FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX


Part I.  Financial Information:                                         Page No.

	 Item 1 - Financial Statements:

	   Consolidated Condensed Balance Sheets -
	      January 31, 1995 and April 30, 1994                         3-4

	   Consolidated Condensed Statements of Operations
	      Nine Months Ended
	      January 31, 1995 and 1994                                    5

	     Consolidated Condensed Statements of Operations
	      Three Months Ended
	      January 31, 1995 and 1994                                    6

	   Consolidated Condensed Statements of Cash Flows
	      Nine Months Ended
	      January 31, 1995 and 1994                                    7


	 Notes to Consolidated Condensed Financial Statements             8-9

	 Item 2 - Management's Discussion and Analysis
		  of Financial Condition and Results of
		  Operations                                             10-12

Part II.  Other Information:

	 Item 1 - Legal Proceedings                                       13

	 Item 6 - Exhibits and Reports on Form 8-K                        13

	 Signatures                                                       14


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Balance Sheets



					       January 31,      April 30,
						1995              1994
					      (UNAUDITED)       (NOTE A)
						     (In thousands)

ASSETS:

Current assets:

   Cash and cash equivalents                    $ 1,073         $11,171

   Short-term investments                        12,209           1,293

   Accounts receivable, net (NOTE B)             16,368          22,212

   Inventories (NOTE C)                          12,159          11,490

   Prepaid and other                              1,557             897

   Refundable income taxes                          303             287

	    Total current assets                 43,669          47,350

Property, plant and equipment, net                9,358          10,039

Investment in direct finance lease                9,401           9,264

Other assets                                      1,570           3,270

Assets held for sale                              2,732           2,732

	    Total assets                       $ 66,730         $72,655














See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

					       January 31,      April 30,
						1995             1994
					      (UNAUDITED)       (NOTE A)
						     (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current maturities of long-term debt        $    833         $ 1,085
   Accounts payable - trade                       1,014           1,084
   Accrued liabilities                            1,985           2,582
	 Total current liabilities                3,832           4,751

Long-term debt,
   net of current maturities                     12,375          12,938
Other                                             2,422           2,389
	 Total liabilities                       18,629          20,078

Stockholders' equity:
   Preferred stock - $1.00 par value               -0-              -0-
   Common stock - $1.00 par value                 6,006           6,006
   Additional paid-in capital                    35,339          35,339
   Retained earnings                             14,705          17,286
						 56,050          58,631

   Common stock reacquired and held
      in treasury - at cost, 964,305
      shares at January 31 and 619,305
      shares at April 30                         (4,381)         (2,975)
   Unamortized ESOP debt                         (2,625)         (3,000)
   Notes receivable - common stock (Note E)        (822)            -0-
   Unrealized holding loss                          (88)            -0-
   Unearned compensation                            (33)            (79)
	 Total stockholders' equity              48,101          52,577

      Total liabilities and stockholders'
	 equity                                 $66,730         $72,655









See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Nine Months Ended January 31,
(UNAUDITED)

                         															       1995            1994
					(In thousands except per share data)

Net Sales                                   $    18,053     $    16,139

Cost of sales                                    15,367          14,870
Selling and administrative expenses               6,329           5,148
Research and development expenses                 1,096           1,043

   Total operating expenses                      22,792          21,061

      Operating loss                             (4,739)         (4,922)

Investment income                                   461             712
Interest expense                                   (725)           (851)
Other income, net                                 2,289           1,568

   Loss before provision for
      income taxes                               (2,714)         (3,493)

Income tax provision (benefit)                       82            (219)

      Loss before cumulative effect              (2,796)         (3,274)
	of change in accounting
	principle

Cumulative effect of change
   in accounting principle                          215             -0-

Net loss                                      $  (2,581)   $     (3,274)

Loss per common share before
   cumulative effect of change in
   accounting principle                      $     (.52)    $      (.61)

Cumulative effect of change in                      .04
   accounting principle

Net loss per common share                     $    (.48)     $     (.61)

Average common shares outstanding             5,331,440       5,386,995





    See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Three Months Ended January 31,
(UNAUDITED)

	                          														       1995            1994
                                	(In thousands except per share data)

Net Sales                                 $    5,479      $     6,319

Cost of sales                                  4,866            7,459
Selling and administrative expenses            1,683            2,234
Research and development expenses                633              623

   Total operating expenses                    7,182           10,316

      Operating loss                          (1,703)          (3,997)

Investment income                                186              422
Interest expense                                (281)            (263)
Other income, net                              1,353              615

Loss before provision for                       (445)          (3,223)
    income taxes

Income tax provision (benefit)                    25             (191)

Net loss                                  $     (470)     $    (3,032)

Loss per common share                      $    (.09)     $      (.56)

Average common shares outstanding          5,266,995        5,386,995



















See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Nine Months Ended January 31,
(UNAUDITED)


                                  																1995           1994
						     (In thousands)

Net cash provided by
   operating activities                         $     982      $  4,799

Net cash used in
   investing activities                            (8,037)         (243)

Cash flows from financing activities:

   Notes from employees                              (822)          -0-

   Repayments of long-term debt                      (815)       (3,375)

   Purchase of treasury stock                      (1,406)         (556)

Cash used in financing activities                  (3,043)       (3,931)

Net (decrease)increase in cash                    (10,098)          625

Cash at beginning of period                        11,171        16,489

Cash at end of period                           $   1,073      $ 17,114




















See accompanying notes to consolidated condensed financial statements. FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
(Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1995 and the results of its operations for the three and nine months ended January 31, 1995 and 1994 and its cash flows for the nine months ended January 31, 1995 and 1994. The April 30, 1994 consolidated condensed balance sheet was derived from audited financial statements.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1994 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1995 and April 30, 1994 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $8,022,000 and $9,290,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES


   Inventories consist of the following:


					  January 31, 1995  April 30, 1994
						  (In thousands)

   Raw materials                            $    774           $    714

   Work in progress                           11,385             10,776

					    $ 12,159           $ 11,490

Title to all inventories related to United States Government contracts that provide for progress payments vests in the U.S. Government.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Unaudited)




NOTE D - ACCOUNTING CHANGE

Effective May 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain investments in debt and equity securities to be classified as either trading, available-for- sale or held-to-maturity. Investments classified as held-to-maturity are recorded at amortized cost. Investments which are classified as available-for-sale will be measured at fair market value with market value changes reflected as a component of stockholders' equity. Investments classified as trading will be measured at fair market value with unrealized gains and losses included in income.

At January 31, 1995, the Company's investments have been classified as available-for-sale with an unrealized holding loss included as a separate component in stockholders' equity of $87,569.

The favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share.


NOTE E - NOTES RECEIVABLE COMMON STOCK

In October 1994, certain officers and employees acquired an aggregate of 250,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime
(8.25% at date of issuance) and is payable and adjusted annually.
The principal is due in its entirety at the earlier of termination of employment or October 1999.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERLY COMPARISON

     Net sales for the quarter ended January 31 1995 were $5,479,000 compared to $6,319,000 for the same quarter last year, representing a decrease of $840,000. During the quarter ended January 31 1994, sales recorded on the percentage of completion basis were greater than in the quarter ended
January 31 1995 due to the efforts expended on the projects that were transferred from the company's west coast facility. Sales levels were fairly consistent in the other product lines. The level of commercial sales is also consistent with the prior year and represents approximately 31% of total sales in the current quarter. As of January 31, 1995, the Registrant's backlog amounted to approximately $18 million of which approximately $13.5 million is funded as compared to approximately
$16 million of funded backlog at October 31, 1994. Backlog of commercial and foreign customers approximates $3 million at January 31, 1995 and October 31, 1994.

The gross profit for the quarter ended January 31, 1995 amounted to $613,000 as compared to a loss of $1,140,000 for the same quarter last year. Gross margins were 11% and (18%) for the three months ended January 31, 1995 and 1994, respectively. Gross margins in the current quarter remain consistent with the quarter ended October 31, 1994. However, there were significant improvements over the quarter ended January 31, 1994. In the quarter ended January 31, 1994, Registrant experienced higher than anticipated contract costs in connection with the Company's west coast consolidation and the technical development during the engineering, design, and production stages of certain projects.

Selling and administrative expenses for the quarter ended January 31, 1995 were $1,683,000 compared to $2,234,000 last year. This decrease of $551,000 is primarily the result of a reduced level of activity in the quarter in connection with the Registrant's legal proceedings offset by increased insurance costs and severance costs for terminated employees.
As a result of the above, the operating loss for the three months ended January 31, 1995 was $1,703,000 compared to a loss of $3,997,000 for the same period last year.

Investment income was greater in the quarter ended January 31, 1994 than in the comparable quarter in the current year by approximately $236,000, principally as a result of interest earned on federal income tax refunds. Interest expense was $281,000 in the three month period ended January 31, 1995 compared to $263,000 for the same period last year. The increase results primarily from higher interest rates offset to a lesser degree by lower average borrowings.
Other income for the period ended January 31, 1995 was $1,353,000 compared to $615,000 for the same period last year. The increase is due to a gain realized on the sale of certain marketable securities.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)




YEAR TO DATE COMPARISON

	Registrant's net sales for the nine months ended January 31, 1995 were $18,053,000 compared to $16,139,000 for the same six month period last year of which approximately one third in each period is commercial sales. This increase is primarily attributable to the efforts expended in connection with the AMRAAM missile system, the EMS Satellite, the DSP Program, and continued sales of the new commercial rubidium atomic standard.

	Gross profit for the nine month period ended January 31, 1995 was $2,686,000 compared to $1,269,000 for the same period last year. The gross margins were 15% and 8%, respectively for the nine month periods ended
January 31, 1995 and 1994. Gross margins in the nine month period ended January 31, 1994 were negatively impacted by greater than expected costs in connection with the transfer of certain projects from the Company's west coast facility, and higher than anticipated development costs of certain projects. The gross margin in the nine month period ended January 31, 1995 reflects the downscoping of one of the Registrant's major contracts and lower margins realized on the initial production runs of Registrant's commercial rubidium atomic standard.

	Selling and administrative expenses increased by $1,181,000 for the nine month period ended January 31, 1995 as compared to the same period last year. The increase results primarily from overall increased legal costs in connection with the U.S. government investigation. Other increases in costs occurred in insurance and severance for terminated employees. In addition, the Company is continuing its efforts in the area of research and development for its new commercial products which resulted in costs of $1,096,000 for the nine months ended January 31, 1995.

	As a result the operating loss for the nine month period ended January 31, 1995 was $4,739,000 compared to $4,922,000 through January 31, 1994.

	As noted in the quarterly comparison, investment income was greater in the nine month period ended January 31, 1994 as compared to the current nine month period due to interest earned on federal income tax refunds. The decrease of $126,000 in interest expense relates to lower borrowings offset to a lesser degree by higher interest rates.

	Other income, net for the period ended January 31, 1995 was $2,289,000 compared to $1,568,000 for the same period last year. As discussed in the quarterly comparison, a gain was realized on the sale of certain marketable securities which accounted for the majority of the increase.












FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)




LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's balance sheet at January 31, 1995 effects a highly liquid position with a current ratio of 11.4 to 1 compared to 10 to 1 at April 30, 1994. Working capital was $39.8 million at January 31, 1995 compared to $42.6 million at April 30, 1994.

     The net cash provided by operating activities for the period ended January 31, 1995 was $982,000 compared to $4,799,000 in the period ended January 1994. This results from the net loss incurred during the period of $2,581,000, an increase in inventories of $669,000 primarily for commercial products, reductions in trade accounts payable and other accrued liabilities of approximately $667,000, offset by a reduction in accounts receivable of $5,844,000.

     During the period ended January 31, 1995 accounts receivable balances were reduced by approximately $5,844,000 from April 30, 1994. This reduction resulted primarily from increased collection efforts and receipt of certain milestone payments.

     Inventories increased by $669,000 to $12,159,000 at January 31, 1995 due to Registrant's commercial business which requires building certain products "for the shelf" to meet customer requirements.

     Other uses of cash that occurred in the nine month period ended January 31, 1995 were the purchase of approximately $10 million of U.S. government and agency securities, the repurchase of 345,000 shares of the Company's common stock and the issuance of notes to employees for the purchase of company stock aggregating $822,000.

     The Registrant will continue to expend its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and increases in profits.

     The Registrant has no material commitments for capital expenditures.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

PART II


ITEM 1 - Legal Proceedings

     On November 17, 1993, Registrant was indicted on criminal charges alleging conspiracy and fraud in connection with six contracts for which Registrant was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment.

     On December 14, 1993, Registrant was notified by the U.S. Department of the Air Force that it had been suspended from contracting with any agency of the government. Certain exceptions will apply if a compelling reason exists. The suspension is temporary subject to the outcome of the legal proceedings in connection with the indictment.

     In March 1994, a qui tam action was filed against the Registrant and its former chief executive officer.

     The Company and the individual defendants have pleaded not guilty to all actions and will vigorously contest all charges.

     For all items noted above, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1994 on file with the Securities and Exchange Commission.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits - None

	(b) Reports on Form 8-K - Two reports on Form 8-K were filed during the quarter ended January 31, 1995 as follows:

				Date of Report        Item
				November 7, 1994        5
				January 27, 1995        5

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					  FREQUENCY ELECTRONICS, INC.
						  (Registrant)

Date:  March 14, 1995                  BY   /s/ Dawn Rhodes Johnston
						Dawn Rhodes Johnston
					       Vice President Finance

Date:  March 14, 1995                  BY   /s/ Joseph P. Franklin
						Joseph P. Franklin
					       Chief Executive Officer