Form 10-K
period 1995-04-30
FREQUENCY ELECTRONICS INC
filed 1995-07-28
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended April 30, 1995
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from         to

Commission File No. 1-8061

			      FREQUENCY ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

	  Delaware                                11-1986657
(State or other jurisdiction of         (I.R.S. Employer Identification
No.) incorporation or organization)


55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y.      11553

(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: 516-794-4500

Securities registered pursuant to Section 12 (b) of the Act:



					 Name of each exchange on
Title of each class                       which registered

Common Stock (par value                 American Stock Exchange, Inc.
$1.00 per share)

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30,1995 - $13,114,800.

   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 The number of shares outstanding of Registrant's Common
Stock, par value $1.00 as of June 30,1995 - 5,031,995.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on October 10,1995.



(Cover Page 1 of 71 pages)
Exhibit Index at Page 61
PART I

Item 1.  Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the area of time and frequency control. Unless the context indicates otherwise, references to the Registrant are to Frequency Electronics, Inc. and its subsidiaries.

Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500.

The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 5,041,995 shares were outstanding at April 30, 1995, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

Since its inception, Registrant has been involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter measure and timing systems, and are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products. Total U.S. Government defense and space acquisitions have declined steeply, and further cuts are projected over the coming years. As a consequence, many major U.S. Government contracts have been subjected to program stretch-outs. The Registrant's business is highly dependent upon the defense and space spending policies of the U.S. Government. Any substantial reduction in government spending or change in emphasis in the government's defense and space programs would have a material adverse effect upon the Registrant's business. For additional factors which may have had an adverse effect on Registrant's business with the U.S. Government, the materiality, if any, or extent of which effect is not readily ascertainable by Registrant at this time, reference is made to the subtopic "Material Developments" of this Item 1 and to Item 3.

In an effort to better serve customers on a more competitive basis, Registrant has segmented its operations into two principal industries: Defense and space for United States Government end use, and commercial communications and non-U.S. defense and space. The Registrant's commercial communications and commercial space programs have been transferred to and are now produced by its wholly owned subsidiary FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign. Registrant believes that as a separate entity operational flexibility and efficiency would be enhanced.

For the years ended April 30, 1995, 1994 and 1993, approximately 75%, 69% and 76%, respectively of the Registrant's sales were for U.S. Government end use. During fiscal 1995, approximately 25% of the Registrant's sales were for commercial products, used for commercial communications, commercial space applications and foreign government end use. Registrant believes a substantial commercial market exists and has developed several new product lines:

Commercial Rubidium Atomic Standard: An extremely small, low cost, low phase noise, stable atomic standard ideally suited for use in advanced cellular communications, wireless telecommunications and navigation applications.

Subminiature Oven Controlled Commercial Quartz Crystal
Oscillator: A low cost, small size, precision crystal oscillator suited for high end performance required in satellite transmissions, airborne telephony, and geophysical survey positioning systems.

VSAT Transceivers: Used in satellite communications for private data and voice earth stations and are currently under test and evaluation. The objective is to manufacture VSAT products for both the domestic and export markets through joint venture arrangements. Registrant is presently marketing its other products through a representative Chinese Company engaged in the electronics business. A family of three product lines is planned to meet customer needs. The Registrant has received its first contract for VSAT's in China.

MATERIAL DEVELOPMENTS

On November 17, 1993 Registrant was indicted on criminal charges alleging conspiracy and fraud in connection with six contracts for which Registrant was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment. On December 14, 1993 Registrant was notified by the U.S. Department of the Air Force that it had been suspended from contracting with any agency of the government. Current contracted programs are not affected by this suspension. Certain exceptions will apply if a compelling reason exists. The suspension is temporary subject to the outcome of the legal proceedings in connection with the indictment. The Company and the individual defendants have pleaded not guilty to all criminal charges, have denied all civil allegations, and will vigorously contest all charges and allegations. See Item 3 - Legal Proceedings.

PRODUCTS

Since its inception, Registrant has been involved in the design, development, manufacture and marketing of precision time and frequency control products. Using the technology the Registrant has developed in time and frequency products for limited applications, the Registrant has modified a number of products for wider application in the much broader navigation, communications and electronic warfare markets and non-military commercial markets.

The Registrant's products are used in guidance and navigation, communications, surveillance and electronic countermeasure and timing systems. These products are built in accordance with Department of Defense or customer standards and are used on many of the United States' most sophisticated military aircraft, satellites and missiles.

Registrant designs and manufactures the master clocks (quartz, rubidium and cesium) for many satellite communication systems for both satellite and ground applications. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are but two examples of the programs the Registrant participates in. Registrant also supplies significant timing products utilized with many satellite communications systems.

Registrant manufactures the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Registrant's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

The Registrant's products are marketed as components, microwave products, instruments, or complete systems and are used in navigation, communications, radar, sonar, guidance, surveillance and electronic countermeasure equipment and systems. Prices are determined based upon the complexity, design requirement and delivery schedule as determined by the project details.

The sale of each class of Registrant's products for each of the last five years is set forth in Item 6 (Selected Financial Data).

Most of Registrant's products are manufactured from raw materials, which when combined with conventional electronic component parts available from multiple sources, become finished products, subsystems and systems used for space exploration, satellite applications, communication, navigation, position location, radar, and electronic counter-measures. These products, subsystems and systems are employed in domestic and international satellites, earth stations, aircraft, missiles, ships and submarines, and ground-based fixed, transportable, portable and mobile installations. Registrant is the major supplier for the AMRAAM missile system for both voltage controlled quartz oscillators and oscillator multiplier assemblies.

Components - The Registrant's key technologies include quartz, rubidium and cesium from which it manufactures accurate time and frequency standards and higher level assemblies which allow the users to locate their position, secure a communications system, or guide a missile with precision. The components class of Registrant's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and space and high-reliability custom thick and thin film hybrid integrated circuits.

Quartz is the key element in making quartz resonators used for oscillators and filters utilized in most of its products.

Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Registrant's products include several types of quartz oscillators, suited to a wide range of applications, including: ultrastable units for critical satellite and strategic systems, and fast warm-up, low power consumption units for mobile and tactical applications.

The ovenized quartz oscillator is the most accurate type, wherein the oscillator crystal is enclosed in a temperature controlled environment called a proportional oven. The
Registrant manufactures several varieties of temperature controlling devices and ovens.

The voltage-controlled quartz oscillator is an electronically controlled device wherein the frequency may be stabilized or modulated, depending upon the application.

The temperature compensated quartz oscillator is an electronically controlled device using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.

The microcomputer compensated crystal oscillator, developed by the Registrant, exhibits excellent stability and aging, coupled with very low power consumption that makes it particularly suitable for battery and solar-powered applications. The Registrant's product uses a self-correcting frequency technique. The crystal itself is both the frequency generator and the temperature sensor. It allows a microcomputer to detect changes in frequency due to temperature, and correct the output frequency by digital processing, without the encumbrances of an oven or frequency pulling components.

The key components for the atomic instrument products are manufactured totally from raw materials. The rubidium lamp, filter and resonance cell provide the optical subassembly used in the manufacture of the Registrant's optically pumped atomic rubidium frequency standards. The cesium tube resonator is also manufactured totally from raw materials and is used in the manufacture of the Registrant's cesium primary standard atomic clocks.

Efficient and reliable DC-DC power converters are manufactured for the Registrant's own instruments, and as stand alone products, for space and satellite applications.

The Registrant manufactures filters and discriminators using its crystal resonators, for use in its own radio-frequency and microwave receiver, signal conditioner and signal processor products.

High reliability, MIL-M-38510 Class S and B, custom hybrids are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Registrant's products, and also supplied directly to customers, for space and other high reliability systems. Hybrids are also manufactured for higher microwave frequencies up to 100 GHz.

Microwave Products - The Registrant, under an agreement with TRW's Electronics and Technology Division, markets their extensive line of millimeter/microwave monolithic integrated circuits, MIMICs, developed by TRW for the Department of Defense, and microwave monolithic integrated circuits, MMICs, developed at TRW's own cost, and incorporates these devices into "supercomponents" and integrated subassemblies.

Instruments - The Registrant's instrument line consists of three basic time and frequency generating instruments and a number of instruments which test and distribute the time and frequency. The Registrant's time and frequency generating instruments are the quartz frequency standard, rubidium atomic standard, and the cesium beam atomic clock.

The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. The Registrant's frequency standard is used in communications, guidance and navigation and time synchronization. The Registrant's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred.

The optically pumped atomic rubidium frequency standard is a rugged, compact, militarized solid-state instrument which provides both timing and low noise frequency references used in communications systems.

The cesium beam atomic clock utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency, several orders of magnitude more accurate than other types of quartz frequency generators. The atomic clock is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and provides digital timing with ten-billionths of a second accuracy for systems use. The atomic clock manufactured by Registrant is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.

As communications systems become more precise, there is an expanding requirement for precise frequency signals to drive a multitude of electronic equipment. To meet this requirement, the Registrant manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

Systems - Essentially, the Registrant's systems portion of its business is manufactured by integrating selections of its products into subsystems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies, and experience in applying them to a wide range of systems. In general, though not limited to, the Registrant's systems generate electronic frequencies of predetermined value, and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare, depending on the system application.

The Systems portion of the business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. The time and frequency control systems combine Registrant's cesium, rubidium and/or crystal instruments, with its other products, to provide systems for space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation calibration, and electronic counter-measures applications. A number of these time and frequency control systems provide up to quadruple redundancy to assure operational longevity.

For example, the Registrant manufactured the Common Time and Frequency System (CTFS) for the first and second Time Data Relay Satellite System (TDRSS) Ground System. It includes redundant cesium standards and redundant Disciplined Standards, redundant switches, time code generators, buffer amplifiers, and displays; and integrates WWVB, LORAN and GPS receivers and antennas, and various instrumentation and non-interruptible power supplies.

As a second example, the Registrant manufactured a triple-redundant quartz crystal oscillator and frequency distribution sub- system for MILSTAR Satellite Flight #1 and quadruple-redundant rubidium standards and dual-redundant frequency distribution and DC- DC power converter sub-systems for MILSTAR Flights #2 through #5.

The Registrant also manufactures satellite communications subsystems; such as, the up and down converters for the TDRSS satellites and the 30 channel, triple conversion element separator for the TDRSS earth stations, and the LNA's up/down converters and receiver subsystems for the DSP.

The total revenue from components for the fiscal years ended April 30, 1995, 1994 and 1993 accounts for 23%, 7%, and 12%, respectively, of the consolidated revenue of the Registrant.
The total revenue from microwave products for the fiscal years ended April 30, 1995, 1994 and 1993 accounts for 1%, 10%, and 40% respectively, of the consolidated revenue of the Registrant.
 The total revenue from instruments for the fiscal years ended April 30, 1995, 1994 and 1993 accounts for 58%, 58%, and 40%, respectively, of the consolidated revenue of the Registrant.
The total revenue from systems for the fiscal years ended April 30, 1995, 1994 and 1993 accounts for 18%, 25% and 8%, respectively, of the consolidated revenue of the Registrant.

BACKLOG

As of April 30, 1995, the Registrant's backlog amounted to approximately $15 million of which approximately $11 million is funded as compared to approximately $18 million of funded backlog at April 30, 1994 (see Item 7). Backlog of commercial and foreign customers approximates $3 million. A substantial portion of this backlog is expected to be filled during Registrant's fiscal year ending April 30, 1996. While the backlog includes firm purchase orders and contracts and may be a guideline in determining the value of orders which may be deliverable in the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Registrant's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Registrant markets its products both directly and through 35 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 16% of net sales in 1995 and 1994 and 11% in fiscal 1993.

The Registrant's products are sold to a variety of customers, both governmental and private. For the years ended April 30, 1995, 1994 and 1993, approximately 75%, 69% and 76%, respectively of the Registrant's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use. The Registrant's business is highly dependent upon the defense and space spending policies of the U.S. Government. Any substantial reduction in government spending or change in emphasis in the government's defense and space programs would have a material adverse effect upon the Registrant's business (see Item 3).

Aggregate sales to Hughes Aircraft Company, TRW, and Raytheon Corp. each exceeded 10% of the Company's consolidated sales and collectively were approximately 56% of the Company's consolidated sales during the fiscal year ended April 30, 1995. Aggregate sales to Hughes Aircraft Company and Raytheon Corporation each exceeded 10% of the Company's consolidated sales in the fiscal years ended April 30, 1994 and 1993 and were collectively approximately 40% and 33% of the Company's consolidated sales in the respective years. Substantially all of these sales were for U.S. Government end-use. The loss by the Registrant of any one of these customers, or the loss by any of such customers of its U.S. Government contracts which are partially subcontracted to the Registrant, would have a material adverse effect on the Registrant's business. The Registrant believes its relationship with these companies to be mutually satisfactory and except for the pending legal proceedings discussed in Item 3, is not aware of any prospect for the cancellation of or significant reduction of any of their U.S. Government contracts in which the Registrant is involved.

The Registrant purchases a variety of components such as transistors, resistors, capacitors, connectors and diodes for use in the manufacture of its products. The Registrant is not dependent upon any one supplier or source of supply for any of its component part purchases and maintains alternative sources of supply for all of its purchased components. The Registrant has found its suppliers generally to be reliable and price-competitive.

GOVERNMENT CONTRACTS

During the fiscal years ended April 30, 1995, 1994 and 1993, approximately 75%, 69% and 76%, respectively of the Registrant's sales were made either directly with U.S. Government agencies or indirectly with government agencies through subcontracts intended for government end-use. The majority of these contracts are on a fixed price basis. Under a fixed price contract, the price paid to the Registrant is not subject to adjustment by reason of the costs incurred by the Registrant in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Registrant bears the risk of cost overruns and derives the benefit from cost savings.

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Registrant's accounts with respect to these contracts. The Registrant is not aware of any basis for recovery with respect to past certificates.

All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Registrant is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations.

COMMERCIAL MARKETS

During the fiscal year ended April 30, 1995 the Registrant continued to focus a significant portion of its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication systems which management believes will result in future growth and increases in profits. In fiscal 1994, Registrant transferred all commercial communications and space programs to its wholly owned subsidiary, FEIC. The foregoing developments have been implemented with a view towards enabling Registrant to achieve long-term substantial increases in sales from other than Defense Department programs.

RESEARCH AND DEVELOPMENT

The Registrant's technological expertise has been an important factor in its growth. Until recently, virtually all of its research and development activities have taken place in connection with customer-sponsored research and development oriented products conducted under fixed price contracts. These projects constitute a substantial portion of the Registrant's business. Most of these contracts result in the production of prototype hardware and systems and some of this prototype production results in orders to the Registrant for the production of products for customer use. It is not possible to estimate separately the time devoted to the research and development portions of these contracts as compared to the pre-production and prototype development portions.

During fiscal 1995,1994, and 1993, the Registrant expended $1.9 million, $1.4 million, and $1.8 million respectively of its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication systems which management believes will result in future growth and increases in profits.

PATENTS AND LICENSES

The Registrant believes that its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Registrant's technical competence, the quality of its products and its prompt and responsible contract performance. However, the rights to inventions of employees working for the Registrant are assigned to the Registrant and the Registrant presently holds such patents and licenses. Registrant does not believe that patents and licenses are material to its business.

COMPETITION

The Registrant experiences intense competition with respect to all areas of its business. The Registrant competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to perform in severe environments encountered in military and aerospace applications, prompt and responsive contract performance, and the Registrant's technical competence and price. The Registrant has a unique and broad product line which includes all three frequency standards
- - quartz, rubidium, and cesium. The Registrant believes its ability to take such raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications by determining the most appropriate type, all under one roof, provides the Registrant with an advantage over many of its competitors.

The Registrant believes that it is a significant supplier of time and frequency products for the military and aerospace markets.

Many of the Registrant's competitors are larger, have greater financial resources and have larger research and development staffs than the Registrant. With respect to the cesium beam atomic clock, quartz crystal standard and rubidium frequency standard, the Registrant competes with Hewlett-Packard Company, Datum, Inc., Austron, Inc., Ball Corporation and E. G. and G., Inc.

EMPLOYEES

The Registrant employs 266 persons.

OTHER ASPECTS

The Registrant's business is not seasonal and no unusual working capital requirements exist.

Item 2.  Properties

Registrant established its headquarters in December, 1981 in a 131,000 square foot manufacturing and office facility located in Mitchel Field, Long Island, New York (the "Mitchel Field Complex"). The Mitchel Field Complex was built and equipped, in part, with the proceeds of a $5,000,000 Industrial Development Bond financing arrangement concluded through the Nassau County Industrial Development Agency and various lending institutions ("Financing Arrangement"). The Mitchel Field Complex is erected on land leased from the County of Nassau ("Nassau County Lease") dated as of February 24, 1981 for an aggregate period of 99 years (including renewal options exercisable at Registrant's sole discretion). Registrant paid total base rentals under this lease of approximately $167,000 during fiscal year ended April 30, 1995. The Nassau County Lease provides for periodic increases after 10 years. Registrant has granted to the lending banks a security interest in all personal property purchased with the proceeds of this financing and a mortgage on the Nassau County Lease.

In June, 1988, Registrant completed construction of an additional 90,000 square feet of manufacturing and office facility contiguous to the Mitchel Field Complex. These additional facilities were financed with the proceeds of a $3,500,000 Industrial Development Bond Financing arrangement with the Nassau County Industrial Development Agency and a lending institution, as part of its plan to finance the new plant and equipment ("Financing Arrangement II").

Under the terms of the Financing Arrangement and Financing Arrangement II, interest is payable at 65% and 79% respectively of the lending banks' prime commercial lending rates. This advantageous interest rate is made available under an exemption from the taxation of interest payments received by the lenders as provided by the Internal Revenue Code ("Code"). In fiscal 1995 the Financing Arrangement was fully repaid. Registrant has no reason to believe that the exemption with respect to Financing Arrangement II will be challenged by the Internal Revenue Service.

Such interest rate formula will remain in effect during the 15-year period required to amortize Financing Arrangement II. Registrant has the right to prepay the loan at any time. Financing Arrangement II contains certain restrictions with respect to the maintenance of net worth and encumbering the building.

In December 1990, a subsidiary of the Registrant signed a 15 year lease with National Health Laboratories Incorporated (NHL).
 The terms require that the subsidiary of the Registrant have a building constructed for use by NHL for which construction was completed in November, 1992. The Registrant provided $9,000,000 of financing for the cost of the building for which a six year term loan has been negotiated. This loan has been guaranteed and collateralized by NHL assets. Annual rental income of $1,650,000 commenced in November, 1992 upon completion of the building. Minimum rentals are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. Beginning in the fourth year of the lease there will be annual rent escalations of 5%. This lease will be accounted for as a direct finance lease and income is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

Item 3.  Legal Proceedings

U.S. Government Indictment

On November 17, 1993, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned an indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CR 93-1261 ("Indictment"). As the caption in the proceeding indicates, the Indictment named as defendants FEI, Martin Bloch-its then board chairman, president and chief executive officer, Abraham Lazar-one of its directors, Harry Newman-its secretary/treasurer, and Marvin Norworth-its contracts manager. The eighteen count Indictment charges violations of Title 18, United States Code ("U.S.C.") Sections 286 and 3551 et seq., 1031(a), 2 and 3551 et seq., 1001, 2 and
3551 et seq.

The Indictment makes allegations, generally, as follows: TRW, Inc. ("TRW") was a prime contractor on a contract with the United States Government ("Government") to build satellites; FEI was a subcontractor of TRW under six contracts to manufacture electronic devices for space satellites pursuant to TRW's contracts with the Government. In February 1988, three of the subcontracts were terminated by TRW and three of the subcontracts were partially terminated by TRW and restructured. In connection with such terminations, FEI submitted detailed statements of information setting out its costs incurred in connection with the subcontracts for the unpaid portion of which it was eligible for compensation, directly or indirectly, by the Government; among the costs for which it was eligible for compensation were labor costs, in addition, overhead and general and administrative costs (collectively "costs"); settlement proposals were submitted by FEI with respect to the three terminated subcontracts, the proposals contained, among other things, the cost information described above and FEI was compensated, directly or indirectly, by the Government; contract pricing proposals were submitted by FEI with respect to the three partially terminated and restructured subcontracts, such proposals contained, among other things, the cost information described above and FEI and TRW entered into an agreement restructuring such subcontracts and FEI was paid settlement expenses in connection with such restructured subcontracts.

The general substance of the criminal charges against FEI and the individual defendants named in the Indictment is that FEI and the individual defendants conspired to defraud and did defraud the Government and that some or all of them committed, among others, the following criminal acts: they agreed to defraud the Government; they submitted statements and invoices with respect to FEI's costs incurred in connection with the terminated and/or partially terminated and restructured subcontracts for the purpose of FEI obtaining compensation thereunder, which statements and invoices were intentionally false; the statements and invoices included claims for labor costs and other costs which were intentionally false; FEI and the individual defendants destroyed or caused to be destroyed important records relating to labor costs; FEI and the individual defendants altered or caused to be altered FEI's records and vendor invoices with respect to FEI's cost of labor, materials and services; FEI and the individual defendants intentionally made false statements to Government officials; and FEI and the individual defendants intentionally submitted false documents to Government officials. The indictment does not specify the dollar amount as to which it is claimed the Government was defrauded.

Subsequent to the return of the Indictment, FEI and the individual defendants moved to dismiss the Indictment on various grounds ("Motion(s)"). The Motions were heard on May 13, 1994 and the Court rendered its decision and denied the Motions.
Discovery has not been completed. FEI has determined to vigorously defend the Indictment.

On April 6, 1994, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned a superseding indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CR 93-0176 ("Superseding Indictment"). As the caption in the proceeding indicates, the Superseding Indictment named as defendants all of the same parties as in the Indictment. The nineteen count Superseding Indictment charges violations of Title 18, U.S.C. Sections 371 and 3551 et seq., 1001, 2 and 3551 et seq. It is believed that the Superseding Indictment primarily represents an attempt by the Government to meet and cure certain of the asserted deficiencies in the Indictment which were specified in the Motions. The Superseding Indictment enlarged Count One of the Indictment from an 18 U.S.C. Section 286 conspiracy to a conspiracy charged under Title 18, U.S.C. Section 371. In addition, the Superseding Indictment contained an additional count charging a violation of section 1001 of Title 18, i.e., making a false statement to a Government agency. Other than the foregoing, there are no other substantial differences between the Indictment and the Superseding Indictment. The Superseding Indictment does not specify the dollar amount as to which it is claimed the Government was defrauded. The Government takes the position that it may proceed to trial on either the Indictment or the Superseding Indictment. The Government has not advised as to whether it intends to proceed under the Indictment or the Superseding Indictment and the Court has not ruled on this subject. FEI and the other defendants moved to dismiss the Superseding Indictment and those motions were also heard on May 13, 1994. The court denied the motions addressed to the Superseding Indictment. Discovery has not been completed. FEI has determined to vigorously defend the Superseding Indictment.

In connection with the defense of the Indictment and the Superseding Indictment, FEI and the other defendants have sought the production of United States Government classified information and documents pursuant to the provisions of the Classified Information Procedures Act ("CIPA"). The CIPA process is continuing and no assessment can be made as to when it will be concluded or the outcome.

Upon a conviction of FEI, the Government may be awarded fines, penalties, restitution, forfeitures, treble damages or other conditional relief.

On November 17, 1993, the Government commenced a civil action for damages in the United States District Court for the Eastern District of New York entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CV 93-5200 ("Government Civil Action"). The Government Civil Action sets forth four causes of action against each of the named defendants alleging, in substance, fraud under 31 U.S.C. Section 3729, et seq, (the "False Claims Act"), fraud, unjust enrichment and breach of contract. In the complaint, demand is made for treble damages in an unspecified sum based upon the alleged violations under the False Claims Act, plus costs and attorneys fees in an unspecified amount, plus $10,000 for each false claim and for each false record and statement. Pursuant to an order of the Court dated January 12, 1994, all proceedings in the Government Civil Action including, without limitation, discovery are stayed pending a jury verdict of the Indictment. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. No opinion can be offered as to the outcome of the Government Civil Action. FEI has determined to vigorously defend the Government Civil Action.

A qui tam action was commenced in the United States District Court for the Eastern District of New York entitled, "The United States of America ex rel. Ralph Muller, Plaintiff, against Frequency Electronics, Inc., Raytheon Company, Raytheon Company Subsidiaries #1-10, fictitious names for subsidiaries of Raytheon Company, Hughes Aircraft Company, Hughes Aircraft Company subsidiaries #1-20, fictitious names for subsidiaries of Hughes Aircraft Company, and Martin Bloch, Defendants", index number CV-92 5716 ("Muller Qui Tam Action"). The Muller Qui Tam Action was brought pursuant to the provisions of the False Claims Act and is an action by which an individual may, under certain circumstances, sue one or more third persons on behalf of the Government for damages and other relief.

The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action.
It is believed that the Government made applications to the Court on one or more occasions after December 3, 1993 to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. It appears that the Government has declined to prosecute the Muller Qui Tam Action and that the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action names as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, it appears that the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994 as to Hughes, Raytheon and their respective subsidiaries.

The complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advance Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which constituted components of the AMRAAMS; that FEI improperly designed, manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI attempted unsuccessfully to correct the faults and defects and failed to disclose the faults and defects to the Contractors or the Government; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.

FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel - demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander - demanding damages of $3,000,000; tortious interference with contractual relations - demanding damages of $1,865,010; prima facie tort-demanding damages of $1,865,010; conversion - demanding damages of $1,865,010; breach of contract - demanding damages of $1,865,010; breach of fiduciary relationship - demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorney's Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.

In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 letter provided to the Government. The third-party complaint asserts the same claims against the attorneys as are asserted in the counterclaims against Muller, for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion. The counterclaims and third-party complaint have been served. Muller replied to the counterclaims, denied the allegations and asserted various defenses. The third-party defendants have answered the third-party complaint, denied the allegations and asserted various defenses. Discovery has not commenced.

FEI and Martin Bloch have moved to dismiss the complaint in the Muller Qui Tam Action and the plaintiff and third-party defendants have moved to dismiss, respectively, the FEI counterclaims and third-party complaint. It is anticipated that these motions will not be heard by the Court until the fall of 1995.

No opinion can be offered as to the outcome of the Muller Qui
Tam Action, the FEI counterclaims, third-party action or the pending motions.

On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). All of the individual defendants named in the complaint are or were directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's secretary/treasurer and Marvin Norworth, FEI's contracts manager. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.

The substance of the amended complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees.

FEI and all of the individual defendants have moved to dismiss the complaint in the Solash Action ("Motion(s)"). To date, the Motions have not been heard by the Court. FEI has determined to vigorously defend the Solash Action. Discovery has not commenced. No opinion can be offered as to the outcome of the Motions or with respect to the Solash Action.

On February 4, 1994, FEI was served with a complaint in an action entitled "Supreme Court of the State of New York, County of New York, Moise Katz, Plaintiff, against Martin B. Bloch, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Defendants, and Frequency Electronics, Inc., Nominal Defendant", Index Number 93-129450 ("Katz Action"). This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves. All of the individual defendants named in the complaint are directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice president, and Joseph P. Franklin is presently chairman of the board of directors.

The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.

FEI and all of the defendants have moved to dismiss the complaint in the Katz Action ("Motion(s)"). At the time of the Motions, the plaintiff moved to amend the complaint by setting forth certain additional allegations of wrongdoing including, among others, amplifying allegations with respect to the Indictment, setting forth allegations relating to the Muller Qui Tam Action, and allegations attempting to clarify the relationship of the parties to the New York forum, the latter allegations having been attacked on the Motions. In connection with the Motions, the defendants stipulated that they would not object to any application by the plaintiff Katz to intervene in the Solash action. By order dated September 21,1994, the Court granted the defendants' Motions, dismissed the complaint and denied the plaintiff's cross-motions.

On or about November 17,1994, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Moise Katz Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Harry Newman, Marvin Norworth, individuals, Defendants and Frequency Electronics, Inc., A Delaware corporation, Nominal Defendant", Civil Action No. 13841 ("Katz Delaware Action"). All of the individual defendants named in the complaint, with the exception of Harry Newman ("Newman") and Marvin Norworth ("Norworth"), were all directors of FEI, Martin
B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. Newman is FEI's secretary/treasurer and Norworth is FEI's contracts manager.
This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed or refused to do so may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Delaware Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.

The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.

Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").

In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17,1995 and a Stipulation and Order of the Court dated June 14,1995, the Derivative Litigation has been dismissed as to Newman and Norworth and is otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court.
  FEI has determined to vigorously defend the Derivative Litigation. Discovery has not been commenced. No opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.

On December 22, 1993, February 10, 1994, February 24, 1994, May 10, 1994 and June 7, 1994, Grand Jury Subpoenas Duces Tecum were served on FEI ("Subpoenas"), the Subpoenas were each returnable before a Grand Jury sitting in the United States District Court for the Eastern District of New York. The Subpoenas called for the production of a variety of finance, accounting and other documents, computer records and computer tapes relating to the AMRAAMS. A number of FEI employees have been subpoenaed to appear before the Grand Jury. The prosecutor has not advised as to the theory of this investigation. Based upon the FEI documents subpoenaed, it appears that the inquiry relates to finance and/or pricing matters. We are advised the notices provided with the Subpoenas to FEI employees indicate their testimony is required in connection with an investigation related to false statements (18 U.S.C. Section 1001), false claims (18 U.S.C. Section 287), and conspiracy to present fraudulent claims (18 U.S.C. Section 286). FEI regards charges or claims of violations of Government laws and regulations as extremely serious and recognizes that such charges or claims could have a material adverse affect on it. FEI's business is primarily dependent upon contracts with the Government and contracts and subcontracts with other companies as to which the Government or its agencies are the end- user. Under the law, a Grand Jury indictment of FEI or any of its officers, directors or employees, can result in suspension or debarment of FEI from receiving Government contracts for a specified period of time. Registrant is currently subject to such a suspension by reason of its indictment on November 17, 1993. Upon conviction of FEI or in a civil proceeding, the Government may seek fines, penalties, restitution, forfeitures, treble damages or other conditional relief. To date, no charges have been filed, nor claims asserted against FEI as a result of the Grand Jury investigation related to AMRAAM.

Robert H. Harris, Esq. ("Harris"), a counsel to one of FEI's former employees who was subpoenaed to testify before the Grand Jury, threatened to file a claim against FEI, in the name of such counsel, in the form of a qui tam action pursuant to the False Claims Act. To date, FEI has not been served with any legal process relating to the False Claims Act other than the Government Civil Action and the Muller Qui Tam Action.

FEI has filed claims with its insurance carriers pertaining to potential coverages for directors and officers relating to the first Grand Jury Investigation, the Indictment and the Superseding Indictment, the Government Civil Action, the Muller
Qui Tam Action, the Solash Action and the Katz Action.

Certain disclaimers of coverage have been made by a carrier with respect to certain of these matters. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. At the appropriate time, FEI intends to vigorously pursue its rights with respect to these insurance policies.

Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately
$2,300,000, $1,819,000, and $547,000 for fiscal years 1995, 1994 and 1993, respectively.

Government Contract Suspension

On December 14, 1993 registrant was notified by the U.S. Department of the Air Force that, effective December 13, 1993, it had been suspended from contracting with, or acting as subcontractor under any contract with, any agency of the U.S. Government (the "Government") and that such suspension is effective throughout the executive branch of the Government. The suspension is also applicable to registrant's former chairman and chief executive officer, one of registrant's directors and former vice presidents, registrant's secretary and treasurer, presently on leave of absence from such position, and registrant's contract manager, presently on leave of absence from such position. The suspension is temporary, subject to the outcome of legal proceedings against registrant and the four individuals named above presently pending in the United States District Court as discussed above.

The suspension does not preclude the completion by registrant of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with registrant during the period of suspension when a Government department or agency determines that a compelling reason exists for it to do so. Examples of compelling reasons are: (1) only registrant can provide the supplies or services required; 2) urgency requires contracting with registrant; and (3) the national defense requires continued dealings with registrant. However, except for all of the foregoing, during the period of suspension:

	(1) Offers will not be solicited from, contracts will not be awarded to, existing contracts will not be renewed or otherwise extended for, and subcontracts requiring Government approval will not be approved for registrant by any agency in the executive branch of the Government, unless the head of the agency taking the contracting action or a designee states in writing the compelling reason for continued business between registrant and the agency.

	(2) Registrant may not conduct business with the Government as an agent or representative of other contractors.

	(3) No government contractor may award registrant a subcontract equal to or in excess of $100,000 unless there is a compelling reason to do so and the contractor first notifies the contracting officer and further complies with certain Government registrations.

	(4) Registrant's affiliation with or relation with any organization doing business with the Government will be carefully examined to determine the impact of these ties on the responsibility of that organization to be a government contractor or subcontractor.

The suspension regulations allow registrant the opportunity to contest the suspension by submitting to the suspending agency information and argument in opposition to the suspension. Since registrant and all of the individual defendants have pleaded not guilty to the Indictment and denied the charges alleged in the Government's related civil action, the registrant believes that the suspension is unwarranted, and accordingly, registrant has made a substantial effort to have the suspension withdrawn. Although the suspension has not been withdrawn, Registrant has determined to continue its efforts in this regard.

If the Indictment results in conviction, the period of suspension could be extended by way of the debarment of registrant from any future Government contracts or subcontracts. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of registrant's suspension will be considered in determining the debarment period. The debarring official may also extend the debarment for an additional period if that official determines that an extension is necessary to protect the Government's interest. A debarment may not be extended solely on the basis of the facts and circumstances upon which the initial debarment action was based. The debarring official may likewise reduce the period or extent of debarment, upon registrant's request supported by documentation for reasons such as: 1) newly discovered material evidence; 2) reversal of the conviction or civil judgment upon which the debarment was based; (3) bona fide change in ownership or management; 4) elimination of other causes for which the debarment was imposed; or 5) other reasons the debarring official deems appropriate.

Approximately 75% of registrant's business is comprised of prime and subcontracts in which the Government is the end-user. The other category of registrant's business, which it has been expanding in recent years, is in commercial and export markets unrelated to the Government. In view of the extent to which registrant is currently reliant on government contracts and subcontracts and the effect which the suspension, unless withdrawn will have on registrant's ability to continue to obtain such business, registrant believes that the suspension and possible debarment is an extremely serious matter which is likely to have a material adverse effect on registrant's business prospects, financial condition and results of its operations. However, Registrant is unable to ascertain at this time whether or not this has been the case.

Environmental Matters

The State of California Regional Water Quality Control Board has issued certain abatement orders relative to ground water contaminations originating from the site of premises obtained by the Company in connection with an acquisition. In June, 1988, the U.S. Environmental Protection Agency proposed that such premises be added to the National Priorities List, which would subject the premises to the Super-fund requirements of federal law. No estimate as to the cost to clean up the premises has been made or provided to Registrant. Pursuant to the terms of the Purchase Agreement, the seller, a financially capable party, has indemnified Registrant from any damages arising from this environmental matter. Since Registrant has only secondary responsibility, it is of the opinion that the outcome will not have a significant impact on operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 1995.

Item 4(a) Executive Officers of the Registrant

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors. During fiscal 1994 certain officers have taken voluntary leaves of absence as discussed in Registrant's Form 8-K dated November 17, 1993.

The names of all executive officers of Registrant and all positions and offices with the Registrant which they presently hold are as follows:

Joseph P. Franklin      -       Chairman of the Board of Directors, Chief
Executive Officer

Martin B. Bloch -       President(1), Chief Scientist

John C. Ho      -       Vice President of Research and  Development and
Director

Marvin Meirs    -       Vice President, Engineering

Alfred Vulcan   -       Vice President, Systems Engineering

Markus Hechler  -       Vice President, Manufacturing and  Acting
Secretary

Charles S. Stone        -       Vice President, Low Noise Development

Dawn R. Johnston        -       Vice President, Finance and Acting Treasurer

Leonard Martire -       Vice President, Space Systems and Business
Development

Harry Newman    -       Secretary and Treasurer(2)



None of the officers and directors are related.

(1)     In connection with the indictment as discussed under item 3
- - Legal Proceedings, Martin B. Bloch has taken a leave of absence as president, and no one has been elected as acting president.

(2)     In connection with the indictment as discussed under item 3
- - Legal Proceedings, Harry Newman has taken a leave of absence as secretary and treasurer. Markus Hechler, a vice president of Registrant, has been elected acting secretary and Dawn R.
Johnston, a vice president of Registrant, has been elected acting treasurer.

Joseph P. Franklin, age 61 has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors and Chief Executive Officer. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and is a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 59 has been a Director of the Company and of its predecessor since 1961. He recently resigned as Chairman of the Board of Directors and Chief Executive Officer and is currently its President and Chief Scientist. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

John C. Ho, age 62 has been employed by the Company and its predecessor since 1961 and has served as a Vice President since
1963 and as a Director since 1968.

Marvin Meirs, age 57 was employed by the Company in an engineering capacity from 1966 to 1972 and rejoined the Company in such capacity in 1973, serving as Vice President, Engineering since 1978.

Alfred Vulcan, age 58 joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since
1978.

Markus Hechler, age 49 joined the Company in 1967, and has served as its Vice President, Manufacturing since 1982, and as Assistant Secretary since 1978. He was elected Acting Secretary in December 1993 when Harry Newman took a leave of absence.

Charles S. Stone, age 64 joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

Dawn Rhodes Johnston, age 42 joined the Company in January, 1994. Until joining registrant, Mrs. Johnston was employed by the accounting firm which serves as registrant's auditors, Coopers & Lybrand, since November 1983 in the position of general practice manager. She is also the Acting Treasurer.

Leonard Martire, age 58 joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the
Company's wholly owned subsidiary until May 1993 when he was elected Vice President, Space Systems.

Harry Newman, age 48 has been employed by the Company as Secretary and Treasurer since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior
Accountant with Clarence Rainess and Co., Certified Public
Accountants, from 1971 to 1975.

PART II

Item 5.   Market for the Registrant's Common Equity and Related
Stockholder Matters

The Common Stock of the Registrant is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Registrant's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

FISCAL QUARTER  HIGH SALE       LOW SALE

1995 -

FIRST QUARTER   $4 1/4           $3 5/8

SECOND QUARTER  4                3 1/8

THIRD QUARTER   5 1/2            2 7/8

FOURTH QUARTER  5 1/8            3 13/16

1994 -

FIRST QUARTER   $4 7/8           $4 1/8

SECOND QUARTER  8                4 7/8

THIRD QUARTER   8 1/2            4 3/4

FOURTH QUARTER  5 1/2            3 5/8


As of June 30, 1995, the approximate number of holders of record of common stock was 1037.

DIVIDEND POLICY

The Registrant has paid no cash dividends on its Common Stock and currently intends to follow a policy of retaining earnings for use in its business.

Item 6.  Selected Financial Data

The following table sets forth selected financial data including net sales and operating income for the five year period ended
April 30, 1995.

			       Years Ended April 30,

		 1995       1994       1993       1992        1991
				(in thousands, except share data)

Net Sales
Components     $ 5,602    $ 1,965     $ 5,216   $ 6,998      $2,528

Microwave
Products            93      2,687      17,335    25,432       27,692

Instruments     14,065     15,921      17,495    17,398       20,617

Systems          4,321      6,891       3,185     3,375        5,713



Total Net
Sales          $24,081    $27,464     $43,231   $53,203      $56,550





Operating Profit
  (Loss)      ($ 6,025)  ($ 6,174)   ($12,279)  $ 2,952    ($ 8,450)





   Net Earnings
     (Loss)   ($ 3,843)  ($ 4,622)    ($7,966)  $   462     ($6,352)


Average Common
Shares and
Common Equiv-
alent Shares
Outstanding    4,835,367  5,410,762  5,596,788  5,751,408   5,916,814



Earnings (loss)
per Common and
Common Equiv-
alent Shares     ($ .80)    ($ .85)     ($1.42)      $.08     ($1.07)

Total Assets     $65,032    $72,655     $97,065    $99,592     $95,860



Long-Term
  Obligations   $14,959    $15,327     $24,945    $25,124      $21,492


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Sufficient cash flow is generated by operations to meet the cash requirements of the Registrant's regular business cycle. Cash from operations was $4.3 million, $6.7 million, and $3.4 million for the years ended April 31, 1995, 1994 and 1993, respectively.

In fiscal 1995, included in such amount is the net loss incurred during the year of $3.8 million, reductions in trade accounts payable and other accrued liabilities of approximately $1.2 million, offset by reductions in accounts receivable of $8.3 million and inventories of $322 thousand. During the year ended April 30,1995 accounts receivable balances were reduced by approximately $8.3 million from April 30,1994. This reduction resulted primarily from increased collection efforts and receipt of certain milestone payments.

Cash was also provided as a result of the sale of marketable securities of approximately $2.4 million and gross rents of $1.4 million generated by the Registrant's investment in a direct finance lease.

Other uses of cash that occurred in the year ended April 30,1995 were the purchase of approximately $11 million of U.S. government and agency securities, the repurchase of 345,000 shares of the Company's common stock,principal payments on the Company's long-term debt, and the issuance of notes to employees for the purchase of company stock aggregating $822,000.

The Registrant's balance sheet reflects a highly liquid position with a current ratio of 13 to 1 at April 30, 1995, compared to 10 to 1 at April 30, 1994. Working capital was $39 million and
$42.6 million at April 30, 1995 and 1994, respectively.

The Company's backlog at April 30, 1995 totaled $15 million (of which $11 million is funded) as compared to $18 million of funded backlog at April 30, 1994. During fiscal 1993, Registrant restructured its operations which included the consolidation of the west coast operations into the Mitchel Field facility. The decrease in backlog is directly related to the decline in the U.S. defense budget and the sale and disposal of certain product lines in connection with the consolidation of the west coast operations. At the present time the Company is suspended from contracting with any agency of the U.S. Government. The suspension is temporary, subject to the outcome of legal proceedings against the Registrant as discussed in Material Developments, Item 3 and Note 9 to the consolidated financial statements. The suspension does not preclude the completion by Registrant of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with the registrant during the period of suspension when a government department or agency determines that a compelling reason exists for it to do so. If the indictment results in conviction, the period of suspension could be extended by way of debarment. In view of the extent of which registrant is currently reliant on government contracts, suspension, unless withdrawn, is likely to have a material adverse effect on registrant's business prospects, financial condition and results of its operations.

At April 30, 1995, Registrant did not have any material commitments for capital expenditures. Fixed asset additions approximated $168,000 in fiscal 1995.

Company funded research and development approximated $1.9 million in fiscal 1995. These efforts focus specifically on telecommunications as a complement to the Company's core business in defense and space.

The Company also has available approximately $11 million of net operating loss carryforwards which may be applied against future taxable income.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 1995 COMPARED WITH FISCAL YEAR ENDED
APRIL 30, 1994

Net sales for the year ended April 30, 1995 were $24,081,000 compared to $27,464,000 for the same period last year representing a decrease of $3,383,000. This reduction in sales resulted primarily from the completion of two significant programs in fiscal 1994 and early fiscal 1995, the production of frequency standards for SPAWAR and the redundant frequency generator unit for the EMS Satellite, which did not recur in fiscal 1995, in one instance, due to lack of exercise of contract options. Another major contract was awarded to the company by Hyundai in fiscal 1995. However, efforts related to such contract were just beginning and related revenues will be realized in 1996. Reductions in DOD and NASA programs also had a negative impact on revenues. Sales level in other product lines were fairly consistent.

Overall gross margins were 14% and 9% for the years ended April 30, 1995 and 1994, respectively. In 1994 gross margins were negatively impacted by actual contract costs incurred in connection with the company's west coast consolidation which were greater than expected, and the higher than anticipated technical development costs incurred during the engineering, design, and production stages of certain projects. In 1995, the impact of these items were greatly reduced. Gross margins on the various product lines were within normal ranges as expected and were fairly consistent throughout the year.

Selling and administrative expenses increased by $376,000 for the year ended April 30,1995 as compared to the same period last year. The increase results primarily from overall increased legal costs in connection with the U.S. government investigation. Other increases in costs occurred in insurance and severance for terminated employees. In addition, the Company is continuing its efforts in the area of research and development for its new commercial products which resulted in costs of $1,940,000 for the year ended April 30,1995.

As a result of the above, the operating loss for fiscal 1995 was $6,025,000 compared to a loss of $6,174,000 for the same period last year.

Interest income for the year ended April 30, 1995 decreased by approximately $111,000 from the comparable period in 1994. Interest income on investments was actually greater in fiscal 1995 due to higher levels of earning assets and greater interest rates as a result of investment strategies offset by a lack of interest earned on federal income tax refunds in 1994 which did not recur in fiscal 1995.

Interest expense was $1,034,000 in the year ended April 30,1995 compared to 973,000 for the same period last year. The increase of $61,000 results primarily from higher interest rates offset to a lesser degree by lower average borrowings.

Other income, net for the year ended April 30,1995 was $2,325,000 compared to $1,606,000 for the same period last year.
 The increase is due primarily to a gain realized on the sale of certain marketable securities offset by reduced rents.

FISCAL YEAR ENDED APRIL 30, 1994 COMPARED WITH FISCAL YEAR ENDED
APRIL 30, 1993

Net sales for the year ended April 30, 1994 were $27,464,000 compared to $43,321,000 for fiscal 1993 representing a decrease of $15,767,000. This reduction in sales resulted primarily from the reduced business resulting from the closing of the west coast facility and the related sale and disposal of certain product lines and to a lesser degree, reductions in DOD and NASA programs.

Overall gross margins were 9% for the years ended April 30, 1994 and 1993. Gross margins on the Company's core business were within normal ranges as expected. However, such margins were reduced by actual contract costs incurred in connection with the company's west coast consolidation which were greater than expected, and the higher than anticipated technical development costs incurred during the engineering, design and production stages of certain projects.

As previously stated, during fiscal 1993, Registrant restructured its operations which included the consolidation of the west coast operations into the Mitchel Field facility and the sale and disposal of certain product lines which was estimated to cost approximately $5.4 million. In addition, 1993 results included certain inventory writedowns resulting from manufacturing and technological improvements developed by the Registrant. Such events did not recur in fiscal 1994, although the restructuring costs were greater than expected and continued to have a negative impact on fiscal 1994. In addition, legal expenses of $1.8 million were incurred during 1994 in connection with the U.S. government investigation which represented an increase of $1.3 million over fiscal 1993. These charges were offset by a reduced level of selling and administrative costs of the west coast operations due to the elimination of duplicative functions and a continued, but reduced level of research and development expenditures.

As a result of the above, the operating loss for fiscal 1994 was $6,174,000 compared to a loss of $12,279,000 for fiscal 1993.

Interest income for the year ended April 30,1994 increased by approximately $197,000 from the comparable period in 1993 principally as a result of interest earned on federal income tax refunds offset by lower interest rates.

Interest expense for fiscal 1994 decreased by $158,000 over the comparable period in 1993 due primarily to lower average borrowings and lower interest rates.

Other, net increased by $264,000 in fiscal 1994 compared to fiscal 1993 primarily as a result of increased rents.

The tax benefit in fiscal 1994 is lower than in fiscal 1993 by approximately $3.3 million due to the full utilization of net operating loss carrybacks and the reversal of deferred taxes as a result of operating losses in fiscal 1993. No federal tax benefit could be recorded in fiscal 1994 under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

OTHER MATTERS

On May 1,1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Pursuant to Statement 115, investments in certain debt and equity securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. In accordance with Statement 115, prior period financial statements have not been restated to reflect the change in accounting principle. The favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share.

Effective May 1,1994, the company changed its method of accounting for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position ("SOP") 93-6. In fiscal 1995, in accordance with SOP 93-6, the annual expense related to the leveraged ESOP is determined as interest incurred on the note plus compensation cost based on the fair value of the shares released. For the year ended April 30,1994 and 1993, compensation cost was based on the cost of the shares released. The effect of this change on the statement of operations for the year ended April 30,1995 was a benefit of $208,000 or $.04 per share. The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. In fiscal 1994 and 1993 all ESOP shares were considered outstanding for purposes of calculating earnings per share.

The Registrant continues to focus a significant portion of its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication systems which it anticipates will result in future growth and increases in profits. In fiscal 1994, all of the Registrant's commercial communications and space programs were transferred to its wholly owned subsidiary, FEIC. In addition, Registrant is aggressively pursuing markets for its commercial rubidium product line and its C and KU-Band VSAT transceivers. These products have major application in commercial satellite, ground communications systems and telephone communications systems. The foregoing developments have been implemented with a view towards enabling Registrant to achieve long- term increases in sales from other than Defense Department programs.

Over the past several years Registrant has been successful in applying its resources to providing prototypes and preproduction hardware for use in military navigation, communication, guidance and electronic countermeasure programs and space applications. Prototypes developed by Registrant are now in the production stage and its new product line consisting of high speed multi-mode synthesizers used in advanced radar systems is in the preproduction stage. Management has implemented new techniques stressing automation in crystal manufacturing, machining, in-process and final testing, and thick and thin film hybrid production in order to achieve production efficiencies. In addition, the Registrant's overhead has been reduced significantly by the elimination of duplicate functions that existed previously along with a concentration of technical and production expertise in a single location.

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of Registrant. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 1995, as in the two prior fiscal years, the impact of inflation on the Registrant's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Frequency
Electronics, Inc.

We have audited the consolidated financial statements and the financial statement schedule of FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 9 to the consolidated financial statements, the Company and certain of its employees were indicted and served with a civil suit by the United States Government (the "Government") in November 1993 in the United States District Court for the Eastern District of New York (the "Eastern District"). The indictment and the civil action allege fraud and certain criminal acts relating to certain Government contracts. In addition, two derivative actions have been filed against the Company, as a nominal defendant, its board of directors, and certain individuals essentially seeking recovery on behalf of the Company for any losses it may incur as a result of the Government indictment and civil action. The Company and its former chief executive officer have been named as defendants in a qui tam action in the Eastern District in which claims are made by an individual on behalf of the Government that the Company manufactured certain defective components which were ultimately sold to the Government. The Company was notified by an agency of the Government that it has been temporarily suspended from contracting with the government pending the outcome of the legal proceedings in the Eastern District. The Company and the individual defendants have pleaded not guilty to the indictment and have denied the allegations of the Government, derivative and qui tam actions and will vigorously contest all such civil and criminal proceedings. The government civil action has been stayed pending the resolution of the indictment. The ultimate outcome of these actions and the government's suspension as well as their impact, if any, on the consolidated financial statements and operations cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

	In 1995, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities and, as discussed in Note 11, changed its method of accounting for contributions to its Employee Stock Ownership Plan. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.





Melville, New York

July 5, 1995.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 1995 and 1994





			ASSETS:                       1995             1994

						   (In thousands)

Current assets:

	Cash and cash equivalents       $ 4,291          $11,171

	Marketable securities (Note 3)   11,387            1,293



Accounts receivable, net of allowance for
  doubtful accounts of $562 in 1995
	   and 1994 (Note 4)             13,894           22,212

	Inventories (Note 5)             11,168           11,490

	Prepaid expenses and other        1,257              897

	Refundable income taxes             318              287

		 Total current assets           42,315           47,350



Property, plant and equipment, at cost,
	less accumulated depreciation
	and amortization (Notes 6 and 7)   9,192          10,039

Investment in direct finance lease
(Note 8)                            9,452           9,264

Other assets                        1,777           3,270

Asset held for sale (Note 2)        2,296           2,732



             			Total assets      $65,032        $72,655



The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 1995 and 1994





		LIABILITIES AND STOCKHOLDERS' EQUITY:                 1995     1994

						   (In thousands)



Current liabilities:

Current maturities of long-term debt (Note 7)          $   750   $ 1,085

Accounts payable - trade                                   727     1,084

Accrued liabilities                                      1,782     2,582


                    			Total current liabilities        3,259     4,751



Long-term debt, net of current maturities (Note 7)      12,187    12,938

Deferred compensation (Note 11)                          2,628     2,002

Other                                                      144       387



                                                 							18,218    20,078



Commitments and contingencies (Notes 8 and 9)



Stockholders' equity (Note 11):

	Preferred stock - authorized 600,000 shares
		of $1.00 par value; no shares issued
	Common stock - authorized 20,000,000 shares
		of $1.00 par value; issued -
		6,006,300 shares in 1995 and 1994                   6,006     6,006

	Additional paid-in capital                          35,131    35,339

	Retained earnings                                    13,443    17,286

	                                               						54,580    58,631

	Common stock reacquired and held in treasury -
		at cost (964,305 shares in 1995 and
		619,305 shares in 1994)                           (4,387)   (2,975)

	Unamortized ESOP debt (Notes 7 and 11)             (2,500)   (3,000)

	Notes receivable-common stock (Note 10)             (822)

	Unearned compensation                                (18)      (79)

	Unrealized holding loss                              (39)



			Total stockholders' equity                      46,814    52,577



	Total liabilities and stockholders'
			  equity                                      $65,032   $72,655


The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 1995, 1994, and 1993





                                    					   1995     1994     1993
				                                	(In thousands, except share data)





Net sales (Note 13)                      $24,081   $27,464   $43,231

Cost of sales                            20,602     25,083    39,474

Selling and administrative expenses       7,564      7,188     8,850

Research and development expenses         1,940      1,367     1,783

Restructuring costs (Note 2)                                   5,403



               		Total operating expenses  30,106    33,638    55,510



                     			Operating loss    (6,025)   (6,174)  (12,279)



Other income (expense):

      	Interest income                     758       869         672

      	Interest expense                 (1,034)     (973)      (1,131)

      	Other, net (Notes 3 and 8)       2,325       1,606       1,342



	   Loss before (provision)
      	   benefit for income taxes     (3,976)    (4,672)     (11,396)



(Provision) benefit for income

      	taxes (Note 12)                  (82)        50          3,430



Loss before cumulative effect of change
in accounting principle                (4,058)    (4,622)      (7,966)



Cumulative effect of change in
accounting principle                      215



Net Loss                               ($3,843)    ($4,622)     ($7,966)



Loss per common share before
cumulative effect of change in
accounting principle (Note 1)          ($.84)      ($.85)         ($1.42)



Cumulative effect of change in
accounting principle                    .04



Loss per common share                 ($.80)      ($.85)         ($1.42)

Weighted average common shares and
common share equivalents outstanding
(Note 1)                            4,835,367      5,410,762       5,596,788


The accompanying notes are an integral part of these financial statements.


FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 1995, 1994 and 1993
(In thousands, except share data)

					                                      Additional
			                         Common stock    paid-in      Retained
                    			   Shares    Amount  capital      earnings
Balance at May 1, 1992   6,006,300   $6,006  $35,339      $29,874

Amortization of unearned
compensation

Purchase of treasury stock


Amortization of ESOP
debt as a result of
shares allocated

Net loss                                                    (7,966)

Balance at April 30, 1993  6,006,300   $6,006  $35,339      $21,908

Exercise of restricted
stock purchase rights

Amortization of unearned
compensation
Purchase of treasury stock

Amortization of ESOP debt
as a result of shares
allocated

Net loss                                                   (4,622)

Balance at April 30, 1994       6,006,300  6,006  35,339    17,286

Amortization of unearned
compensation
Purchase of treasury stock

Amortization of ESOP debt as a
result of shares allocated                           (208)

Decrease in market value of
marketable securities

Advances to  officers and
employees for the
purchase of stock

Net loss
                                                  							      (3,843)
Balance at April 30, 1995   6,006,300      $6,006   $35,131   $13,443

							                                                   Note
							                                                   Receivable
			                         Treasury stock   Unamortized  Common
                      			   Shares    Amount  ESOP dept    Stock
Balance at May 1, 1992     329,082  ($1,674)  ($4,000)

Amortization of unearned
compensation

Purchase of treasury stock  167,423  (749)

Amortization of ESOP
debt as a result of
shares allocated                                 500

Net loss

Balance at April 30, 1993   496,505   (2,423)   (3,500)
Exercise of restricted
stock purchase rights        (4,000)      4
Amortization of unearned
compensation
Purchase of treasury stock  126,800     (556)

Amortization of ESOP debt
as a result of shares
allocated                                          500

Net loss

Balance at April 30, 1994     619,305  (2,975)   (3,000)

Amortization of unearned compensation
Purchase of treasury stock    345,000   (1,412)

Amortization of ESOP debt as a
result of shares allocated                         500

Decrease in market value of
marketable securities

Advances to  officers and
employees for the
purchase of stock                                         ($822)
Net loss

Balance at April 30, 1995   964,305   ($4,387)   ($2500)  ($822)

				                                  Unrealized
				                                  gain or
				                                  (loss) on
				                                  noncurrent
			                       Unearned    marketable
                     			compensation  securities    Total
Balance at May 1, 1992    ($388)                   $65,157

Amortization of unearned
compensation               173                       173
Purchase of treasury stock                           (749)

Amortization of ESOP
debt as a result of
shares allocated                                      500

Net loss                                             (7,966)

Balance at April 30, 1993    (215)                   (57,115)

Exercise of restricted
stock purchase rights        (33)                       (29)

Amortization of unearned
compensation                 169                        169

Purchase of treasury stock                           (556)

Amortization of ESOP debt
as a result of shares
allocated                                               500

Net loss                                             (4,622)

Balance at April 30, 1994      (79)                   52,577

Amortization of unearned
compensation                    61                      61

Purchase of treasury stock                            (1,412)

Amortization of ESOP debt as a
result of shares allocated                              292

Decrease in market value of                ($39)         (39)
marketable securities

Advances to  officers and
employees for the
purchase of stock                                       (822)

Net loss                                  						       (3,843)
Balance at April 30, 1995         ($18)    ($39)       $46,814


The accompanying notes are an integral part of these financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 1995, 1994 and 1993



                    			     1995           1994          1993
				                                 (In thousands)

Cash flows from operating activities:

	Net loss               ($3,843)        ($4,622)       ($7,966)

Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation and amortization
    	     Property         995           1,576          2,151

           		Other         20            (425)           173

Provision for losses on accounts
receivable and inventories                              4,112

(Gains) losses on marketable
securities               (1,197)            (94)           213

Restructuring costs                                      4,109

 Loss (gain) on sale or disposal of
property, plant and equipment              560            (63)

 Common stock issued for compensation
			       plans                              4

Amortization resulting from
allocation of ESOP shares          292       500            500

Provision for deferred compensation 717       237            278
 Deferred income taxes                                     (2,242)

Changes in assets and liabilities:
Accounts receivable               8,318      10,265          4,063
Inventories                        322        1,672            407
Prepaid and other                  (360)         290            373
Other assets                        497          727           (607)
Accounts payable - trade           (357)        (111)          (966)
Accrued liabilities              (800)        (4,912)           513
Income taxes payable                            (281)           (60)
Refundable income taxes            (31)         1,335         (1,622)
Other liabilities                 (311)


Net cash provided by
operating activities              4,262          6,721          3,366



Cash flows from investing activities:
Purchase of marketable
securities                       (11,094)
Proceeds from sale of marketable
securities                         2,440

Maturities of marketable
securities                         1,000

	Capital expenditures              (168)          (404)        (5,692)

Proceeds from sale of property,
plant and equipment                                  34             93

Net cash used in investing
activities                         (7,822)          (370)        (5,599)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 1995, 1994 and 1993

(Continued)


                            				    1995         1994           1993
					                                 	     (In thousands)

Cash flows from financing activities:
Principal payments of long-term
		debt                          (1,086)      (11,913)         (2,017)
Purchase of treasury stock      (1,412)         (556)           (749)
Notes receivable from employees   (822)
Proceeds from long-term borrowings                800            4,447

Net cash (used in) provided by
financing activities             (3,320)      (11,669)          1,681

Net decrease in cash
and cash equivalents              (6,880)       (5,318)           (552)

Cash and cash equivalents at
 beginning of year                11,171        16,489          17,041

Cash and cash equivalents at
end of year                        $4,291       $11,171         $16,489



Supplemental disclosures of cash flow
information (Note 15):

Cash paid during the year for:

Interest                            $1,017          $833           $918
Income taxes                          $151          $383            $608


The accompanying notes are an integral part of these financial statements.





1.      Summary of Accounting Policies

	Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.

	Inventories:

Inventories, which consist of work-in-process and raw materials, are accounted for at the lower of cost (specific and average) or market.

	Property, Plant and Equipment:

Property, plant and equipment is recorded at cost and includes interest on funds borrowed to finance construction. Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to income when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to income.

	Depreciation and Amortization:

Depreciation of fixed assets is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for other depreciable assets). Leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related improvement.

	Revenue and Cost Recognition:

Sales of products and services to customers are generally reported in operating results based upon shipment of the product or the performance of services pursuant to contractual terms.

Revenue under contracts for which shipments are an inappropriate measurement of performance are reported in operating results using the percentage of completion method based upon the ratio that incurred costs bear to total estimated costs. Provisions for anticipated losses are made in the period in which they become determinable. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as depreciation, indirect labor and supplies. Selling, general and administrative costs are charged to expense as incurred.

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.Income Taxes:

Effective May 1,1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative effect of this change in accounting principle on prior years is insignificant to the Company's statement of operations.

	Earnings per Share:

Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding.

The weighted average number of shares used in determining earnings per share has been determined as follows:

                          				1995               1994           1993

Weighted Average number of
common shares outstanding     4,835,367         5,410,762       5,590,910

Weighted average common
equivalent shares arising from
outstanding options and rights                                   5,878

	                           			4,835,367       5,410,762       5,596,788


Fully diluted earnings per share are not presented since they do not materially vary from primary earnings per share.

               Marketable Securities:

Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. At April 30,1993 and 1994, these investments were recorded at the lower of aggregate cost or market. Substantially all of the marketable securities at April 30,1995 were held in the custody of one financial institution.

On May 1,1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Pursuant to Statement 115, investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. In accordance with Statement 115, prior period financial statements have not been restated to reflect the change in accounting principle. The favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share.

	Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may be in excess of the FDIC insurance limit. No losses have been experienced on such investments.

Other:

Prior years financial statements have been reclassified to conform to the 1995 presentation.

2.      Restructuring

In the fourth quarter of fiscal 1993, the Company recorded a $5.4 million charge relating to the consolidation of the Company's west coast operations with its east coast headquarters facility. The restructuring, which consolidated the manufacturing, engineering and marketing functions and resulted in the sale or disposal of certain unprofitable product lines, is substantially complete. At April 30, 1995, the only remaining asset is a building which has been written down to its estimated realizable value of 2.3 million. In June 1995, the building was sold for such amount. The Company received $500 thousand in cash and a promissory note for $1.8 million. Such note bears interest at 10% and requires monthly installments of principal and interest of $19,343 until July 31,2000 when the entire remaining principal balance shall be due and payable.

3.  Marketable Securities

Marketable securities at April 30,1995 and 1994 are summarized as follows (in thousands):

                                  							 April 30,1995
							                                                    Unrealized
                                                            Holding
			                        	  Cost        Market Value   Gain (Loss)

Fixed income securities        $ 9,965        $10,019         $54

Equity Securities               1,461          1,368         (93)

                          				 $11,426         $11,387       ($39)





                                   					 April 30,1994 (1)

                          				      Cost       Market Value

Fixed income securities             $  628          $  655

Equity Securities                     2,587           2,345

                             				     $3,215          $3,000



(1) Includes amounts classified in other assets.



As of April 30,1995, gross unrealized gains and losses on fixed income securities were $123 and $69, respectively. Gross losses on equity securities were $93.

Maturities of fixed income securities classified as available for sale at April 30,1995 are as follows (in thousands):

Current                                          $4,236

Due after one year through five years             4,903

Due after five years through ten years            728

After ten years                                    98


The proceeds from sales of available-for-sale securities and the gross realized gains (based on specific identification) were $2.4 million and $1.2 million, respectively for the year ended
April 30,1995.

4.     Accounts Receivable

Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $5,456,000 at April 30, 1995 and $9,290,000 at April 30, 1994. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.



5.      Inventories

Inventories consisted of the following (in thousands):

                    			  1995            1994

Raw Materials            $1,569            $714

Work in Progress           9,599           10,776

                       			 $11,168         $11,490



Title to all inventories related to United States Government contracts that provide for progress billings vests in the U.S.
Government.

6.      Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                   					 1995             1994

Buildings and building improvements     $ 8,753         $ 8,753

Machinery, equipment and furniture      15,079           21,881

Capitalized leases                          152            152

                                    					23,984          30,786

Less, accumulated depreciation
and amortization                          14,792         20,747

                                  					  $ 9,192         $10,039



Depreciation and amortization expense for the years ended April
30, 1995, 1994 and 1993 was $995,000, $1,576,000, and
$2,151,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 1995, 1994 and 1993 was approximately $562,000,
$880,000, and $1,137,000, respectively.

Portions of a building owned by the Company are leased to outside parties. Related cost and accumulated depreciation at April 30, 1995 are approximately $564,000 and $145,000, respectively.

7.        Long-Term Debt

Long-term debt consists of the following (in thousands):

                                          						  1995      1994



Unsecured note payable in forty equal
quarterly installments of $125,000
through April 1, 2000 with interest at
adjusted LIBOR plus 1.00% (7.0625% at
April 30, 1995) (1)                              $ 2,500     $3,000

Nassau County Industrial Development Bonds
Payable in quarterly installments of $62,500
through September 30, 2000 at 79% of
prime (7.11% at April 30, 1995) (2)             1,437           1,687

Real Estate Construction Loan in the amount
of $9,000,000, maturity date July 31, 1997
with interest at LIBOR plus 1.375%
(7.4375% at April 30, 1995) or prime plus
0.25% (3)                                       9,000          9,000

Nassau County Industrial Development Bonds
Payable in quarterly installments of $83,333
through 1995 at 65% of prime (5.85% at
April 30, 1995)                                                  336

                                        						 12,937          14,023

Less, current maturities                           750           1,085

                                          						 $12,187         $12,938



(1) This note, originally in the amount of $5,000,000, was used to fund the purchase of 714,286 shares of the Company's common stock for the Employee Stock Ownership Plan (see Note 11).
Under the terms of this loan the Company has the right to borrow either at the bank's stipulated prime rate, at LIBOR plus 1.0% or at a designated fixed rate to be determined.

(2) This obligation is collateralized by certain property, plant and equipment having a net book value of approximately
$6,452,000 at April 30, 1995.

(3) This obligation is collateralized by the tenant's assets for which a building was constructed (see Note 8).

Aggregate amounts of long-term debt scheduled to mature in each of the subsequent years ending April 30, are as follows (in thousands):

 1996           $   750

1997               9,750

1998               750

1999              750

2000              750

2001 and
thereafter        187

             		 $12,937



8.      Leases

Operating Leases:

The Company leases land, on which its plant is located, under an operating lease expiring in 2080. The lease provides for payments of real estate taxes, insurance and other charges by the lessee. The lease agreement provides for rental escalations ranging from three to ten percent at varying periods of from four to ten years. The Company also has sublease rentals providing for annual rental income. These sublease agreements provide for escalations which are substantially the same as those in the company's lease.

Lease commitments and related sublease rental income for real property at April 30, 1995 are as follows (in thousands):

	Aggregate Lease Commitments     Sublease Rental Income

1996              $   276                 $ 66

1997                  238                   66

1998                  218                    66

1999                  182                    66

2000                  167                    66

2001 and thereafter  18,797                 462

                		   $19,878                  $792



Lease rental expenses, including real estate taxes, charged to operations for the years ended April 30, 1995, 1994 and 1993 were approximately $1,158,000, $910,000, and $704,000, respectively.

Sublease rental income for the years ended April 30, 1995, 1994 and 1993 was approximately $66,000 in each year.

Direct Finance Lease:

During 1993, construction was completed on a building which is being leased to National Health Laboratories, Inc. ("NHL") under a fifteen year direct finance lease.

Income on this direct finance lease is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Minimum rentals are based on the specified rental rate in the agreement and are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. During fiscal 1995,1994 and 1993, rental reductions, representing actual interest savings, of approximately $286,000, $437,000, and $203,000, respectively were passed through to NHL. The Company's net investment in the direct finance lease is as follows (in thousands):

Minimum lease payments receivable       $27,851

Unearned Income                          (18,399)

Net Investment                           $ 9,452





The scheduled maturities for the direct financing lease receivable at April 30, 1995 are as follows (in thousands):



1996                     $ 1,719

1997                     1,804

1998                     1,895

1999                      1,989

2000                     2,089

2001 and thereafter      18,355

                    			 $27,851





9.      Commitments and Contingencies

U.S. Government Indictment:

On November 17, 1993, a Federal Grand Jury (the "Grand Jury") in the United States District Court for the Eastern District of New York indicted the Company and certain individuals (including certain officers) alleging that they conspired to and did defraud the U.S. Government ("the Government") and committed certain criminal acts in connection with six contracts (which were terminated for the convenience of the Government) under which the Company was a subcontractor and the Government was the end-user. Such alleged criminal acts included submitting false documents, intentionally making false statements and destroying or causing to be destroyed, records relating to labor and other costs. On April 6, 1994 the Grand Jury returned a superseding indictment for the purpose, it is believed, of curing certain asserted deficiencies in the original indictment. Upon a conviction under the original or superseding indictment (collectively the "Indictment") the Government may seek fines, penalties, forfeitures, restitution, treble damages and other conditional relief. The Company and the other defendants have pleaded not guilty to and intend to vigorously defend the Indictment.

    U.S. Government Civil Action:

Contemporaneously with the issuance of the original indictment, the Government commenced a civil action for damages naming the same parties and alleging essentially the identical facts and charges set forth in the Indictment. The complaint seeks to recover treble damages in an unspecified amount, $10,000 for each false claim, record and statement, certain costs and attorney's fees, and such other relief the court deems proper. Neither the Indictment nor the civil action alleges the dollar amounts as to which the Government claims it was defrauded. The Company was reimbursed for costs incurred for contract performance and for settlement costs in connection with the six terminated contracts. The civil action has been stayed pending the disposition of the Indictment. The Company and the other defendants have denied the allegations of and intend vigorously to contest the civil action.

	Private Civil Derivative Actions:

On December 1, 1993 and February 4, 1994 two separate derivative shareholder actions (pursuant to a court order, are now consolidated under one civil action) were served in state court actions against the Company as a nominal defendant and the entire board of directors and certain individuals. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The substance of the complaint in each action is similar and comprises a series of allegations that the misconduct of Company personnel, involved in the aforementioned Indictment, is such that it exposes the company to material and substantial monetary judgments and penalties and the loss of significant business, and the directors were under a fiduciary obligation to manage and control the business operations of the Company and the conduct of its personnel. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by the Company on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. The Company and the other defendants have denied the allegations of and intend vigorously to contest the derivative actions. The derivative shareholder actions have been stayed pending the disposition of the Indictment, and related investigations.

Qui Tam Action:

In March 1994, a qui tam action was served upon the Company and Martin Bloch, its former chief executive officer. A qui tam action is a form of derivative action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The complaint alleges that the Company, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the qui tam action.

Company Position and Legal Fees:

The Company and the individual defendants in each of the legal matters described above consider the allegations and the charges asserted to be unjustified. They further consider the actions of the Company and the individual defendants with respect to the subject matter of these charges to have been taken in good faith and without wrongful intent, criminal or otherwise. Because of the uncertainty associated with the foregoing matters, the Company is unable to estimate the potential liability or loss that may result, if any, and accordingly, no provision has been made in the accompanying consolidated financial statements. Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $2,300,000, $1,819,000, and $547,000 for fiscal years ended
1995, 1994 and 1993, respectively.

Government Contract Suspension:

On December 14, 1993 the Company was notified by the U.S. Department of the Air Force that, effective December 13, 1993, it had been suspended from contracting with, or acting as subcontractor under any contract with, any agency of the Government and that such suspension is effective throughout the executive branch of the Government. The suspension is temporary, subject to the outcome of legal proceedings against the Company and the four individuals presently pending in the Eastern District as discussed above. The suspension does not preclude the completion by the Company of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with the Company during the period of suspension when a Government department or agency determines that a compelling reason exists for it to do so. The suspension allows the Company the opportunity to contest the suspension by submitting information and argument in opposition to the suspension. Since the Company and all the individual defendants have pleaded not guilty to the Indictment and denied the charges alleged in the Government's related civil action, the Company believes that the suspension is unwarranted, and accordingly, is vigorously contesting the suspension. However, to date, the suspension has not been withdrawn and no assurance can be given as to removing the suspension pending a favorable disposition of the aforementioned legal proceedings. If the Indictment results in conviction, the period of suspension could be extended by way of the debarment of the Company from any future Government contracts or subcontracts. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of the Company's suspension will be considered in determining the debarment period.

Approximately 75% of the Company's revenue for fiscal 1995 is comprised of prime and subcontracts in which the Government is the end-user. The other category of the Company's business is in commercial and export markets unrelated to the Government. In view of the extent to which the Company is currently reliant on government contracts and subcontracts and the effect which the suspension, unless withdrawn, will have on the Company's ability to continue to obtain such business, the Company believes that the suspension and possible debarment is an extremely serious matter which is likely to have a material adverse effect on the Company's business prospects, financial condition and results of its operations.

Unasserted Claims:

By reason of a separate Grand Jury investigation, the Company was served at various times with a series of Grand Jury subpoenas commencing in late December 1993. The subpoenas, with which the Company complied, called for the production of a variety of finance, accounting and other documents relating to AMRAAMS. The prosecutor has not advised as to the theory of this investigation. Based upon the documents subpoenaed, it appears that the inquiry relates to finance and/or pricing matters. The Company regards charges or claims of violations of Government laws and regulations as extremely serious and recognizes that such charges or claims could have a material adverse affect on it. In the event of an indictment and conviction against the Company in this matter, the Government may seek fines, penalties, restitution, forfeitures, treble damages or other conditional relief. The Company would also be subject to the suspension and debarment regulations of the Department of Defense described above. To date, no charges have been filed, nor claims asserted against the Company as a result of this Grand Jury investigation.

Environmental Matters:

In connection with an acquisition in 1988, the Company obtained certain real estate which the U.S. Environmental Protection Agency proposed be added to the National Priorities List, which would subject the premises to the Superfund requirements of the law. No estimate as to the cost to clean up the premises has been made or provided to the Company. Pursuant to the terms of the purchase agreement, the seller, a financially capable party, indemnified the Company from any liabilities arising from this environmental matter, and accordingly it is management's opinion that the outcome will not have a significant impact on the Company's financial position or results of operations.

Other:

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

10.     Notes Receivable-Common Stock

In October 1994, certain officers and employees acquired an aggregate of 250,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (8.25% at date of issuance) which is payable and adjusted annually. The principal is due in its entirety at the earlier of termination of employment or October 1999.

11.     Employee Benefit Plans

Stock Options:

The Company has various Incentive Stock Option Plans ("ISOP's") for key management employees (including officers and directors who are employees). The ISOP's provide that eligible employees may be granted options to purchase an aggregate of 900,000 shares of the Company's common stock. Under one Plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. The options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.

Transactions under these plans are as follows:

                                  					 1995      1994          1993

Outstanding at beginning of year        591,446   560,846      594,846

Granted                                           113,000

Expired or canceled                     (48,375)  (82,400)    (34,000)

Outstanding at end of year               543,071  591,446     560,846

Options exercisable at end of year       380,428  478,446     560,846

Options available for grant
at end of year                           327,198   296,548      55,500



At April 30, 1995 and 1994 option prices per share were $5.00 -
$6.875

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under these option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to stock options.

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provides that key management employees may be granted rights to purchase an aggregate of 250,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price are determined at the discretion of a special committee of the board of directors. The purchase price may not be less than the par value of the common stock.

                                    					 1995              1994        1993

Exercisable at beginning of year         25,000          7,500          7,500

Granted (purchase price -
$1.00 per share)                                        25,000
Exercised and expired                                   (7,500)

Exercisable at end of year                25,000          25,000        7,500

Balance of shares available for
grant at end of year                      152,500       152,500       178,000



Transferability of shares is restricted for a four year period, except in the event of a change in control as defined. Amounts shown as unearned compensation in stockholders' equity represent the excess of the fair market value of the shares over the purchase price at the date of grant which is being amortized as compensation expense over the period in which the restrictions lapse.

 Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (ESOP). This amendment became effective January 1, 1990. A loan in the amount of $5,000,000 was negotiated with a bank on May 22, 1990 to fund the Trust. The loan is for a ten year period with forty equal quarterly installments of $125,000, plus interest at various rates at the Company's option. The Company reacquired 374,435 shares of its common stock during fiscal 1990. These shares plus approximately 340,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.

Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. At April 30,1995, 405,260 shares were allocated to participant accounts.

Effective May 1,1994, the company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $479,000 for the year ended April 30,1995. For the year ended April 30,1994 and 1993, compensation cost was based on the cost of the shares released and the annual expense (including interest) was $610,000 and $711,000, respectively. The effect of this change on the statement of operations for the year ended April 30,1995 was a benefit of $208,000 or $.04 per share.

The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. In fiscal 1994 and 1993 all ESOP shares were considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximates $1.7 million at April 30,1995.

Deferred Compensation Plan:

The Company has instituted a program for key employees providing for the payment of benefits upon retirement or death. Under the plan, these employees receive specified retirement payments for the remainder of the employees' life with a minimum payment of ten years' benefits to either the employee or their beneficiaries. The plan also provides for reduced benefits upon early retirement or termination of employment. The Company has purchased whole life insurance policies on each of the participant's lives which it intends to use to fund the liabilities under the plan.

Deferred compensation expense charged to operations during the years ended April 30, 1995, 1994, and 1993 was approximately
$717,000, $598,000, and $324,000, respectively.

Profit Sharing Plan:

The Company adopted a profit sharing plan and trust under
section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. There were no such contributions in fiscal 1995, 1994 or 1993.

12.      Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

                           				 1995    1994      1993

Current Federal                          ($92)   ($1,492)

Current State and Local          $82       42      304

Deferred                                         (2,242)

                            				 $82     ($50)    ($3,430)





The components of deferred taxes are as follows (in thousands):

                     			1995    1994

Deferred tax assets:

  Accounts receivable   $372    $87

  Employee benefits     1,350   1,163

  Inventory              353     494

  Asset writedowns      719     1,346

Net operating loss
carryforwards          4,456   3,387

 Total deferred tax
   asset                7,250   6,477



Deferred tax liabilities:

Property, plant and
equipment               2,220   2,145

  Miscellaneous                    39

Total deferred
tax liability           2,220   2,184

Net deferred tax asset  5,030   4,293

Valuation allowance     (5,030) (4,293)

                     			$       $

The following table reconciles the reported income tax expense
(benefit) with the amount computed using the federal statutory income tax rate.

                               					  1995           1994         1993

	(In thousands)

Computed "expected" tax benefit     ($1,352)        ($1,588)    ($3,875)

State and local tax, net of
federal benefit                          55                 89       168

Dividend received deduction              (22)            (22)         (22)

Loss carryforward for which no
tax benefit was recorded                1,372           1,454

Other items, net, none of which
individually exceeds 5% of
federal taxes at statutory rates          29             17              299

                                  					$82             ($50)         ($3,430)



Tax benefits were provided on pre-tax losses for financial reporting purposes in 1993 by reversing previously established deferred tax credits. At April 30, 1995, the Company has net operating loss carryforwards of approximately $11 million which may be applied against future taxable income and which expire beginning in 2008.

13.  Industry and Operations

The Company is engaged in the manufacture and sale of precision time and frequency control products for defense and space for U.S. Government end use and commercial communication and non-U.S. defense and space. As a result, the Company's operations have been classified into two business segments as follows (in thousands):

                     			  1995           1994            1993

Net sales:

  Commercial             $ 6,103         $ 8,597         $10,509

  U.S. Government       17,978           18,867          32,722

Operating income (loss):

  Commercial            (2,088)         (1,982)         (1,730)

  U.S. Government        281            (513)           (2,837)

  Corporate             (4,218)         (3,679)         (7,712)

Identifiable assets:

  Commercial             6,348          10,677          14,067

  U.S. Government       27,606          37,838          48,872

  Corporate             31,078          24,140          34,126

Depreciation:

  Commercial            351             275             562

  U.S. Government       615             1,202           1,508

  Corporate             29              99              81

Capital expenditures:

  Commercial            40              124             254

  U.S. Government       128             277             1,156

  Corporate                              3              4,282



Aggregate sales to Hughes Aircraft Company, TRW, and Raytheon Corp. each exceeded 10% of the Company's consolidated sales and collectively were approximately 56% of the Company's consolidated sales during the fiscal year ended April 30, 1995. Aggregate sales to Hughes Aircraft Company and Raytheon Corp. each exceeded 10% of the Company's consolidated sales and collectively were approximately 40% and 33% of the Company's consolidated sales during the fiscal years ended April 30,1994 and 1993, respectively. Substantially all of these sales were for U.S. Government end use. The loss by the Company of any one of these customers, or the loss by any of such customers of its U.S. Government contracts which are partially subcontracted to the Company, would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation of any of their U.S. Government contracts in which the Company is involved, except for the possible effect of the pending U.S. Government investigation discussed in Note 9.

Export sales were as follows (in thousands):

      	 1995    1994     1993

Canada  $1,071          $1,079

Italy     663   $2,032   287

United
Kingdom   671     903     1,637

Taiwan   164     886

Japan    291     602     1,120

Israel   426

Brazil   372

Other    254     30      686

      	$3,912  $4,453  $4,809





14.     Interim Results (Unaudited)

Quarterly results for fiscal years 1995 and 1994 are as follows
(in thousands, except per share data):
                                 1995 Quarter
	              	 1st             2nd             3rd             4th

Net sales       $6,616          $5,958          $5,479          $6,028

Gross profit    1,375            698             613             793

Loss before
cumulative
effect of
accounting
change        (613)          (1,713)           (470)            (1,262)

Net loss      (398)          (1,713)           (470)            (1,262)

*Loss per
share         (0.07)            (0.32)          (0.09)         (0.31)

Loss per
share before
cumulative
effect of
accounting
change        (0.11)          (0.32)            (0.09)         (0.31)





                           				  1994 Quarter

                    			1st      2nd            3rd             4th

Net sales               $5,458    $4,362      $6,319          $11,325

Gross profit            1,565    844            (1,140)          1,112

Net Earnings (loss)      43      (285)          (3,032)         (1,348)

Earnings (loss)
per share                0.01   (0.05)          (0.56)          (0.25)





*Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

15.    Other Information

The following provides information about investing and financing activities of the Company that affect assets or liabilities but do not result in cash flow for the three years ended April 30, 1995, 1994 and 1993 and, therefore, are excluded from the Consolidated Statements of Cash Flows (in thousands):

                     		  1995        1994         1993

Reclassification
of a building to
investment in direct
finance
lease (see Note 8)                               $9,000

Reclassification of a
building to asset
held for sale (see Note
2)                                   $2,700

Write-off of fully
depreciated fixed asset   $6,634





16.     Related Party Transactions

On January 31,1995 the Company purchased 225,000 shares of its common stock from an affiliate of Richard C. Blum & Associates L.P. (collectively, with its affiliates, "Blum") at the then quoted bid price of $4.25 per share or $956,250. Blum's ownership of the Company's outstanding common stock was thereby reduced from 16.64% (876,350 shares) to 12.92% (651,350).



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A      Column B          Column C             Column D        Column E

                          	      Additions

Description    Balance at  Charged to  Charged to      Deductions   Balance at
	               beginning   costs and   other accounts   -describe   end of
	               of period   expenses    - describe                   of period


Year ended April
30, 1995
Allowance
for doubtful
accounts       $562                                                   $562

Year ended April
30, 1994
Allowance
for doubtful
accounts        $562                                                  $562

Year ended April
30, 1993
Allowance
for doubtful
accounts        $850                                     $288(a)      $562



(a)     Accounts written off

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

NONE

PART III

Item 10.  Directors and Executive Officers of the Registrant

This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 10,1995.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 10,1995.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 10,1995.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 10,1995.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     (1) FINANCIAL STATEMENTS

The financial statements and financial statement schedules are listed below and are filed as part of this report.

Index to Financial Statements and Financial Statement Schedules

Included in Part II of this report:

						Page(s)

Report of Independent Accountants                32-33

Consolidated Balance Sheets                      34-35
April 30, 1995 and 1994

Consolidated Statements of Operations -
years ended April 30,
1995, 1994 and 1993                               36

Consolidated Statements of
Changes in Stockholders' Equity -
years ended April 30, 1995, 1994 and 1993         37

Consolidated Statements of
Cash Flows - years ended
April 30, 1995, 1994 and 1993                     38-39

Notes to Consolidated Financial Statements      40-57



(2) Financial Statement Schedules

Included in Part II of this report:

Schedule II - Valuation and     Qualifying Accounts     58

Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

(3) EXHIBITS

The exhibits listed on the accompanying index to exhibits on page 61 are filed as part of this annual report.

(b)     REPORTS ON FORM 8-K

Registrant's Form 8-K, dated January 27,1995, containing disclosure under Items 5 and 7 thereof, was filed with the Securities and Exchange Commission during the quarter ended
April 30, 1995.

INDEX TO EXHIBITS

ITEM 14(a)3

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:



                                                						 	Exhibit No.
						                                                 	as filed with
						                                                 	Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below

1               (3)             Copy of Certificate of
                            				Incorporation of the
			                            	Registrant filed with
			                            	the Secretary of State
				                            of Delaware (1)                 3.1


2                (3)            Amendment to Certificate
                            				of Incorporation of the
			                            	Registrant filed with
                            				the Secretary of State
			                            	of Delaware on March 27,
			                            	1981 (2)                       3.2


3                (3)            Copy of By-Laws of the
                            				Registrant, as amended
			                            	to date (3)                     3.3



4               (4)             Specimen of Common Stock               4.1
                            				certificate (1)



5               (10)            Lease agreement as amended,
                            				between Registrant and Hyde
			                            	Park Associates (predecessor
			                            	in interest to We're
	                            			Associates Company) (4)              10.1



6               (10)            Stock Bonus Plan of Registrant
                            				and Trust Agreement
			                            	thereunder (4)                       10.2







                                                 							Exhibit No.
					                                                 		as filed with
					                                                 		Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below


7               (10)            Employment agreement
                            				between Registrant and
			                            	Martin B. Bloch (4)             10.3

8               (10)            Employment agreement
                            				between Registrant and
		                            		Abraham Lazar (4)               10.4

9               (10)            Employment agreement
                            				between Registrant and
		                            		John C. Ho    (4)               10.5

10              (10)            Employment agreement
                            				between Registrant and
			                            	Marvin Meirs (4)                 10.6

11              (10)            Employment agreement
                            				between Registrant and
		                            		Alfred Vulcan (4)                10.7

12              (10)            Employment agreement
                            				between Registrant and
		                            		Harry Newman (4)                10.8

13              (10)            Employment agreement
                            				between Registrant and
			                            	Marcus Hechler (4)              10.9


14              (10)            Form of stock escrow
                            				agreement between Vincenti
			                            	& Schickler as escrow agent
			                            	and certain officers
		                            		of Registrant (4)                10.10

15              (10)            Form of Agreement concerning
                            				Executive Compensation (2)       10.11

16              (10)            Bond Purchase Agreement
                            				between Nassau County
	                            			Industrial Development
	                            			Agency, Long Island Trust
			                            	Company,The Bank of New
		                            		York, Bank Leumi Trust
		                            		Company of New York
			                            	and Registrant (5)              16

                                                    							Exhibit No.
						                                                   	as filed with
						                                                  	Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below

17              (10)            Five Million dollar
                            				Industrial Development
			                            	Bonds of
		                            		Registrant
			                            	with Nassau County
			                            	Industrial Development
			                            	Agency    (5)                   17

18              (10)            Lease Agreement between
                            				Registrant and the County
			                            	of Nassau (5)                   18

19              (10)            Assignment of Lease
                            				between Registrant and
		                            		the County of Nassau by
	                            			Registrant to the Nassau
	                            			County Industrial
                            				Development Agency and the
		                            		Acknowledgment and
	                            			Consent of the County
			                            	of Nassau (5)                    19

20              (10)            Installment Sale Agreement
                            				between the Nassau County
			                            	Industrial Development
	                            			Agency and Registrant, and
			                            	the promissory notes
			                            	of Registrant to the Nassau
			                            	County Industrial
		                            		Development Agency and
			                            	Long Island Trust Company,
			                            	The Bank of New York
			                            	and Bank Leumi Trust Company
			                            	of New York (5)                 20

21        (10)                  Assignment of Installment Sale
                            				Agreement between the
			                            	Nassau County Industrial
	                            			Development Agency and
			                            	Registrant,from the
				                            Nassau County Industrial
		                            		Development Agency to
			                            	Long Island Trust Company,
			                            	The Bank of New York, Bank
			                            	Leumi Trust Company of New York,
			                            	and the Acknowledgment and
		                            		Consent of Registrant (5)        21

                                                 							Exhibit No.
							                                                 as filed with
				                                                 			Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below



22              (10)            Guaranty Agreement from
                            				Registrant, Marlboro
			                            	Research Corporation,
			                            	Tek-Wave, Inc., Atomichron,
			                            	Frequency Electronics
			                            	International Corp. to Long
			                            	Island Trust Company,
		                            		The Bank of New York and Bank
			                            	Leumi Trust Company of
			                            	New York (5)                     22

23              (10)            Bill of Sale from Registrant
                            				Conveying personal property
	                            			to the Nassau County
			                            	Industrial Development
	                            			Agency  (5)                      23

24              (10)            Leasehold Mortgage between
                            				the Nassau County
			                            	Industrial Development Agency
			                            	and Long Island Trust Company,
		                            		The Bank of New York and Bank
			                            	Leumi Trust Company of New
			                            	York, and the Acknowledgment
                            				and Consent of the
			                            	Registrant (5)                  24

25              (10)            Registrant's 1982 Incentive
                            				Stock Option Plan (5)           25

26              (10)            Amendment dated April 19,
                            				1981 to Stock Bonus Plan
		                            		of Registrant and Trust
			                            	Agreement (3)                    20.1

27              (3)             Amendment to Certificate
                            				of Incorporation of
			                            	the Registrant filed with
			                            	Secretary of State of
	                            			Delaware on October 26,
			                            	1984 (6)                        27

28              (10)            Registrant's 1984 Incentive
                            				Stock Option Plan (6)           28

                                                     							Exhibit No.
						                                                   	as filed with
						                                                  	Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below


29              (10)            Pledge and Assignment
                            				dated December 1, 1985
			                            	between Registrant,
			                            	Nassau County Industrial
			                            	Development Agency
			                            	and National Westminster
			                            	Bank USA (7)                    29

30              (10)            Bond Purchase Agreement
                            				dated December 1, 1985
		                            		between Registrant, Nassau
			                            	County Industrial
	                            			Development Agency
	                            			and National Westminster
			                            	Bank USA (7)                    30

31              (10)            Three Million Five Hundred
                            				Thousand Dollar 1985
				                            Industrial Development
			                            	Revenue Bond of Registrant
			                            	with Nassau County Industrial
		                            		Development Agency (7)          31

32              (10)            Mortgage and Security
                            				Agreement dated December
			                            	1, 1985 between Nassau County
	                            			Industrial Development Agency
			                            	and National Westminster
			                            	Bank USA (7)                     32

33              (10)            Sales Agreement dated
                            				December 1, 1985 between
		                            		Nassau County Industrial
			                            	Development Agency and
	                            			Registrant (7)                  33

34              (10)            Three Million Five Hundred
                            				Thousand Dollar Promissory
				                            Note dated December l,
				                            1985 between Registrant,
			                            	Nassau County Industrial
		                            		Development Agency
		                            		and National Westminster
			                            	Bank USA (7)                    34

                                                  							Exhibit No.
					                                                 		as filed with
				                                                 			Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below


35              (10)            Guaranty dated
                            				December 1, 1985, between
	                            			Registrant, Marlboro
			                            	Research Corporation,
			                            	Tek-Wave, Inc.,
				                            Atomichron, Inc.,
	                            			Frequency Electronics
			                            	International Corp.and
		                            		Brightline Corporation
		                            		to National Westminster
		                            		Bank USA (7)                     35

36              (10)            Registrant's Cash or Deferral
                            				Profit Sharing Plan
	                            			and Trust under Section 401
	                            			Internal Revenue Code,
		                             	dated April 1, 1985 (7)         36

37              (22)            List of subsidiaries of
                             			Registrant (7)                  37

38              (11)            Computation of Earnings
                            				Included in the Financial
			                            	Statement per Share of
		                            		Common Stock

39              (10)            Amendment Restated Effective
                            				as of May 1, 1984 of
		                           		the Stock Bonus Plan and Trust
		                            		Agreement of Registrant (7)        39

40              (28)            Form 8-K dated January 20,
                           				1987 and filed January
		                           		21, 1987 (File No. 1-8061) (8)    No Number

41              (28)            Form 8-K dated June 25,
                            				1987 and filed June 26,
			                            	1987 (File No. 1-8061) (9)         No Number

42              (3)             Amendment to Certificate
                            				of Incorporation of
		                            		the Registrant filed with
			                            	the Secretary of State of
                            				Delaware on October 22, 1986 (11)      42

43              (10)            Amendment Restated Effective
                            				as of May 1, 1984 of the
			                            	Stock Bonus Plan and Trust
                            				Agreement of Registrant (11)            43


                                                 							Exhibit No.
				                                                 			as filed with
						                                                 	Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below



44              (2)             Agreement of Purchase
                            				and Sale between FEI
		                            		Microwave,Inc. and TRW
			                            	Microwave, Inc. dated as
		                            		of August 12, 1987 (10)          44

45              (3)             Amended and Restated
                            				Certificate of
		                            		Incorporation of
			                            	the Registrant filed with
				                            the Secretary of State
			                            	of Delaware on
		                            		October 26, 1987 (13)            45

46              (22)            List of Subsidiaries
                            				of Registrant (13)              46

47              (10)            Employment agreement
                            				between Registrant and
			                            	Charles Stone (12)              47

48              (10)            Employment agreement
                               	between Registrant and
				                        				Jerry Bloch (12)                48


49              (10)            Employment agreement
			                            	between Registrant and
				                        				Joseph Kastenholz (12)          49


50              (10)            Registrant's 1987
                            				Incentive Stock Option
			                         				Plan (12)                       50


51              (10)            Registrant Senior
                            				Executive Stock Option
				                        				Plan (12)                       51

52              (10)            Amendment dated Jan. 1, 1988
                            				to Registrant's Cash or
			                            	Deferred Profit Sharing Plan
			                            	and Trust under Section
                            				401 of Internal Revenue
	                            			Code (12)                        52

                                                 							Exhibit No.
				                                                 			as filed with
					                                                 		Registration
Exhibit No.     Identifica-                             Statement or
in this         tion per Reg.   Description             report specified
Form 10-K        229.601(b)     of Exhibit              below

53              (10)            Amendment to Guarantee
                            				dated as of Dec. 1, 1985
			                            	made by Registrant to
			                            	National Westminster Bank
			                            	USA ("Nat West") dated as
		                            		of Jan. 18, 1989 (12)           53

54              (10)            Loan Agreement between
                            				FEIM and Nat West dated as
 		                           		of Jan. 18, 1989 (12)            54

55              (10)            Note by FEIM in favor of
                            				Nat West dated as of
			                            	Jan. 18,1989 (12)               55

56              (10)            Loan Agreement between
                            				Tech 1 and Nat West dated
	                            			as of Jan. 18, 1989 (12)        56

57              (10)            Note by Tech 1 in favor
                            				of Nat West dated as of
	                            			Jan.18, 1989 (12)               57

58              (10)            Executive Incentive
                            				Compensation Plan
	                            			between Registrant and
			                            	various employees (12)          58

59              (3)             Amended Certificate of In-
                            				corporation of the
			                            	Registrant filed with the
			                            	Secretary of State of Delaware
	                            			on November 2, 1989 (13)        59

60              (10)            Registrant's Employee Stock
                            				Option Plan (13)                 60

61              (10)            Loan Agreement between
                            				Registrant and Nat West
			                            	dated May 22, 1990 (13)         61

62              (10)            Loan Agreement between
                            				Registrant's Employee
		                            		Stock Ownership Plan and
			                            	Registrant dated
				                            May 22, 1990 (13)               62

NOTES:



(1) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.



(2) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.



(3) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061 for the year ended April 30, 1981, which exhibit is incorporated herein by reference.



(4) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-69527, which exhibit is incorporated herein by reference.



(5) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
 1-8061, for the year ended April 30, 1982, which exhibit is incorporated herein by reference.



(6) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.



(7) Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.



(8) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated
January 15, 1987, which exhibit is incorporated herein by reference.



(9) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated
June 25, 1987, which exhibit is incorporated herein by reference.

(10) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated
August 12, 1987, which exhibit is incorporated herein by reference.



(11) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.



(12) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.



(13) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No.
1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.




SIGNATURES



	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FREQUENCY ELECTRONICS, INC.

Registrant



By:   /s/ Dawn R. Johnston

		  Dawn R. Johnston                       Vice President Finance



Dated:  July 26, 1995



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                   Title                        Date



 /s/ Joseph P. Franklin       Chairman of the Board;    7/26/95
    (Joseph P. Franklin)      Chief Executive Officer
                       			    and Director



 /s/ John Ho                  Director and Vice President    7/26/95
    (John Ho)



 /s/ Joel Girsky              Director                       7/26/95
    (Joel Girsky)



 /s/ Martin B. Bloch       President and Director            7/26/95
    (Martin B. Bloch)