Form 10-Q
period 1995-07-31
FREQUENCY ELECTRONICS INC
filed 1995-09-15
CIK 39020

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10Q

	(MARK ONE)

	       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period                July 31, 1995

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

Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

	The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 8, 1995 - 5,026,895


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Part I.  Financial Information:                                         Page No.

	 Item 1 - Financial Statements:
	   Consolidated Condensed Balance Sheets -
	   July 31, 1995 and April 30, 1995                                3-4

	     Consolidated Condensed Statements of Operations
		Three Months Ended
		July 31, 1995 and 1994                                       5

	   Consolidated Condensed Statements of Cash Flows
		Three Months Ended
		July 31, 1995 and 1994                                       6

	 Notes to Consolidated Condensed Financial Statements                7

	 Item 2 - Management's Discussion and Analysis
		  of Financial Condition and Results of
		  Operations                                                     8-9

Part II.  Other Information:

	 Item 1 - Legal Proceedings                                       10

	 Item 6 - Exhibits and Reports on Form 8-K                        10

	 Signatures                                                       11





FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Balance Sheets
					       July 31,         April 30,
						1995            1995
						(UNAUDITED)    (NOTE A)
						    (In thousands)



ASSETS:

Current assets:
   Cash and cash equivalents                    $ 9,029        $ 4,291
   Marketable Securities                          8,247         11,387
   Accounts receivable, net (NOTE B)             12,154         13,894
   Inventories (NOTE C)                          11,676         11,168
   Prepaid and other                              1,048          1,257
   Refundable income taxes                          310            318
	    Total current assets                 42,464         42,315
Property, plant and equipment, net                8,989          9,192
Investment in direct finance lease                9,498          9,452
Other assets                                      3,564          1,777
Assets held for sale                              -0-            2,296
	    Total assets                       $ 64,515        $65,032

See accompanying notes to consolidated condensed financial statements.



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets (Continued)

					    July 31,        April 30,
					     1995              1995
					    (UNAUDITED)     (NOTE A)
						  (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

Current maturities of long-term debt         $   750         $   750
Accounts payable - trade                         372             727
Accrued liabilities                            1,291           1,782
   Total current liabilities                   2,413           3,259

Long-term debt,
	net of current maturities             12,000          12,187

Other                                          2,897           2,772
	Total liabilities                     17,310          18,218

Stockholders' equity:
	Preferred stock - $1.00 par value       -0-             -0-
	Common stock - $1.00 par value         6,006           6,006
	Additional paid-in capital            35,081          35,131
	Retained earnings                     13,700          13,443
					      54,787          54,580

	Common stock reacquired and held
	  in treasury - at cost, 979,405
	  shares at July 31 and 964,305
	  shares at April 30                  (4,442)        (4,387)

	Unamortized ESOP debt                 (2,375)        (2,500)

   Notes receivable - common stock              (806)          (822)
   Unrealized holding gain (loss)                57             (39)
   Unearned compensation                         (16)           (18)
   Total stockholders' equity                 47,205         46,814
      Total liabilities and stockholders'
      equity                                 $64,515        $65,032


See accompanying notes to consolidated condensed financial statements.



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Three Months Ended July 31,
(UNAUDITED)





					1995            1994
				(In thousands except per share data)

Net Sales                          $    5,338       $    6,616
Cost of sales                           4,001            5,241
Selling and administrative expenses     1,484            2,194
Research and development expenses         163              205
	Total operating expenses        5,648            7,640
		Operating loss           (310)          (1,024)
Investment income                         322              139
Interest expense                         (258)            (220)
Other income, net                         523              523
   Earnings (loss) before provisions      277             (582)
   for income taxes

Income tax provision                       21               31
	Earnings (loss) before cumulative
	effect of change in accounting
	principle                         256             (613)

	Cumulative effect of change
	in accounting principle           -0-              215

Net earnings (loss)                $      256       $     (398)

Earnings (loss) per common share before
	cumulative effect of change in
	accounting principle       $      .05        $   (.11)

Cumulative effect of change in
accounting principle                                      .04

Net earnings (loss) per common
share                              $      .05      $     (.07)


Weighted average common shares
outstanding                          5,052,495         5,386,995

    See accompanying notes to consolidated condensed financial statements.




FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Three Months Ended July 31,
(UNAUDITED)

					1995           1994
					(In thousands)

Net cash provided by (used in)
operating activities                   $ 1,235      $  (786)

Net cash provided by (used in)
investing activities                     3,745          (16)

Cash flows from financing activities:
	Repayments of long-term debt      (187)        (273)

	Purchase of treasury stock         (55)

   Cash used in financing activities      (242)        (273)

Net increase (decrease) in cash          4,738       (1,075)

Cash at beginning of period              4,291       11,171

Cash at end of period                  $ 9,029      $10,096


See accompanying notes to consolidated condensed financial statements.



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1995 and the results of its operations for the three months ended July 31, 1995 and 1994 and its cash flows for the three months ended July 31, 1995 and 1994. The April 30, 1995 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.



NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable at July 31, 1995 and April 30, 1995 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $5,103,000 and $5,456,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.



NOTE C - INVENTORIES

   Inventories consist of the following:


					July 31, 1995  April 30, 1995

						  (In thousands)



   Raw materials                       $  1,519           $1,569

   Work in progress                      10,157            9,599
				       $ 11,676          $11,168


Title to all inventories related to United States Government contracts that provide for progress payments vests in the U.S.
Government.






FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

QUARTERLY COMPARISON

     Net sales for the quarter ended July 31, 1995 were $5,338,000 compared to $6,616,000 for the same quarter last year, representing a decrease of $1,278,000. This reduction in sales resulted primarily from the completion of the redundant frequency generator unit for the EMS Satellite in early fiscal 1995 and a reduced level of effort expended on the AMRAAM and Milstar programs in comparison to last year at this time. In fiscal 1996, Registrant has been awarded a significant contract for DC/DC converters and oscillators of over $2.7 million, an order for stable OCXO's for the JTIDS program and several contracts from Loral and Hyundai in connection with the Globalstar Satellite. Since these programs are in the early stages, the efforts expended, and consequently the related revenues, are not significant in the quarter ended July 31, 1995. Related revenues are expected to be realized in the remaining months in fiscal 96 and fiscal 97. Levels of commercial sales remain fairly consistent at 34% of consolidated sales. As of July 31, 1995, the Registrant's backlog amounted to approximately $16 million of which approximately $11 million is funded as compared to approximately $15 million of backlog at April 30, 1995. Backlog of commercial and foreign customers approximates $4.5 million at July 31, 1995.

     The gross profit for the quarter ended July 31, 1995 amounted to $1,337,000 as compared to $1,375,000 for the same quarter last year. Gross margins were 25% and 21% for the three months ended July 31, 1995 and 1994, respectively. Improved margins have resulted from cost reductions, primarily in the area of personnel and compensation, and product mix. The negative impact in fiscal 1995 and earlier, of the restructuring and consolidation of the west coast facility, has been virtually eliminated in fiscal 1996.

     Selling and administrative expenses for the quarter ended
July 31, 1995 were $1,484,000 compared to $2,194,000 last year.
This decrease of $710,000 is primarily the result of a reduced level of activity in the quarter in connection with the Registrant's legal proceedings, lower insurance costs and reduced personnel costs.

     As a result of the above, the operating loss for the three months ended July 31, 1995 was $310,000 compared to a loss of $1,024,000 for the same period last year.

     Investment income was greater in the quarter ended July 31, 1995 than in the comparable quarter in the prior year by approximately $183,000. This increase results primarily from a significantly higher level of interest earning assets and greater interest rates as a result of investment strategies. Interest expense was $258,000 in the three month period ended July 31, 1995 compared to $220,000 for the same period last year. The increase results primarily from higher interest rates offset to a lesser degree by lower average borrowings.



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

	The Registrant's balance sheet at July 31, 1995 effects a highly liquid position with a current ratio of 18 to 1 compared to 13 to 1 at April 30, 1995. Working capital was $40 million at July 31, 1995 compared to $39 million at April 30, 1995.

     The net cash provided by operating activities for the period ended July 31, 1995 was $1,235,000 compared to a use of cash of $786,000 in the period ended July 31, 1994. This results from the net earnings in the period of $256,000 and a reduction in accounts receivable of $1,740,000 offset by an increase in inventories of $508,000 and reductions in accounts payable and accrued expenses of $846,000.

     During the period ended July 31, 1995 accounts receivable balances were reduced by approximately $1,740,000 from April 30, 1995. This reduction resulted primarily from increased collection efforts, a reduced level of revenues and receipt of certain milestone payments.

     Inventories increased to $11,676,000 at July 31, 1995 due to Registrant's commercial business which requires building certain products "for the shelf" to meet customer requirements.

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

     For all items noted above, reference is made to Item 3 -
Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1995 on file with the Securities and Exchange Commission.

     On July 27,1995 Registrant was served with a summons and complaint by way of a qui tam action instituted by a former employee of Registrant. Registrant denies the truth, accuracy and bonafides of plaintiff's allegations and has determined vigorously to defend the action. Reference is made to Registrant's report on form 8-K dated July 27, 1995.

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits - None

	(b) Reports on Form 8-K - One report on Form 8-K was filed during the quarter ended July 31, 1995 as follows:

				Date of Report        Item
				July 27,1995           5




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					 FREQUENCY ELECTRONICS,INC.

						  (Registrant)



Date:  September 15, 1995                  BY   /s/ Dawn Rhodes Johnston
						 Dawn Rhodes Johnston
						Vice President Finance


Date:  September 15, 1995                  BY   /s/ Joseph P. Franklin
						 Joseph P. Franklin
					  Chief Executive Officer