Form 10-Q
period 1995-10-31
FREQUENCY ELECTRONICS INC
filed 1995-12-14
CIK 39020

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C.  20549



FORM 10Q



	(MARK ONE)



			[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

				OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period                October 31, 1995


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

Yes     No



APPLICABLE ONLY TO CORPORATE ISSUERS:



	The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 12, 1995 - 4,846,395



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES



INDEX





Part I.  Financial information:                       Page No.



	 Item 1 - Financial Statements:



	   Consolidated Condensed Balance Sheets -

	      October 31, 1995 and April 30, 1995                         3-4



	   Consolidated Condensed Statements of Operations

	      Six Months Ended

	      October 31, 1995 and 1994                                    5



	     Consolidated Condensed Statements of Operations

	      Three Months Ended

	      October 31, 1995 and 1994                                    6



	   Consolidated Condensed Statements of Cash Flows

	      Six Months Ended

	      October 31, 1995 and 1994                                    7





	 Notes to Consolidated Condensed Financial Statements              8



	 Item 2 - Management's Discussion and Analysis

		  of Financial Condition and Results of

		  Operations                                           9-11



Part II.  Other Information:



	 Item 1 - Legal Proceedings                                      12



	 Item 6 - Exhibits and Reports on Form 8-K                        12



	 Signatures                                                     13







FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES



Consolidated Condensed Balance Sheets







					October 31,      April 30,
					1995            1995
					(UNAUDITED)      (NOTE A)
						(In thousands)

ASSETS:
	Current assets:
   Cash and cash equivalents            $12,193         $ 4,291
   Short-term investments                 6,696          11,387
   Accounts receivable, net (NOTE B)     12,597          13,894
   Inventories (NOTE C)                  11,874          11,168
   Prepaid and other                      1,224           1,257
   Refundable income taxes                  304             318
	Total current assets             44,888          42,315
   Property, plant and equipment, net     8,776           9,192
   Investment in direct finance lease     9,533           9,452
   Other assets                           3,537           1,777
   Assets held for sale                    -0-            2,296
	Total assets                    $66,734         $65,032


See accompanying notes to consolidated condensed financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Balance Sheets (Continued)

					October 31,     April 30,
					1995            1995
					(UNAUDITED)      (NOTE A)
					       (In thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Current maturities of long-term debt      $    750        $   750
Accounts payable - trade                     1,250            727
Accrued liabilities                          1,553          1,782
Total current liabilities                    3,553          3,259
Long-term debt,
   net of current maturities                11,813         12,187
Other                                        3,025          2,772

	 Total liabilities                  18,391         18,218
Stockholders' equity:
	Preferred stock - $1.00 par value     -0-            -0-
	Common stock - $1.00 par value       6,006          6,006
	Additional paid-in capital          35,079         35,131
	Retained earnings                   14,670         13,443
					    55,755         54,580
   Common stock reacquired and held
	in treasury - at cost, 974,405
	shares at October 31 and 964,305
	shares at April 30                 (4,416)         (4,387)
   Unamortized ESOP debt                   (2,249)         (2,500)
   Notes receivable - common stock (Note E)  (740)           (822)
   Unrealized holding gain (loss)             123             (39)
   Unearned compensation                     (130)            (18)
     Total stockholders' equity            48,343          46,814
     Total liabilities and stockholders'
	 equity                           $66,734         $65,032

See accompanying notes to consolidated condensed financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Six Months Ended October 31,

(UNAUDITED)





						1995            1994
					(In thousands except per share data)

Net Sales                                 $   10,914          $12,574
Cost of sales                                  7,598           10,501
Selling and administrative expenses            2,904            4,646
Research and development expenses                301              463
  Total Operating expenses               10,803          15,610
  Operating profit (loss)                    111           (3,036)
Investment income                                653              275
Interest expense                                (489)            (444)
Other income, net                                994              936
	Earnings (loss) before provision for
	income taxes                           1,269           (2,269)
Income tax provision                              42               57
  Earnings (loss) before cumulative effect     1,227           (2,326)
	of change in accounting
	principle

Cumulative effect of change
   in accounting principle                        -0-            215
Net earnings (loss)                        $   1,227      $   (2,111)

Earnings (loss) per common share before
   cumulative effect of change in
   accounting principle                    $     .24      $     (.43)

Cumulative effect of change in
    accounting principle                         -0-             .04

Net earnings (loss) per common share        $     .24      $    (.39)

Average common shares outstanding           5,040,529       5,363,662

    See accompanying notes to consolidated condensed financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Three Months Ended October 31,

(UNAUDITED)

						1995            1994

					(In thousands except per share data)


Net Sales                                 $     5,576     $     5,958
Cost of sales                                   3,597           5,260
Selling and administrative expenses             1,420           2,452
Research and development expenses                 138             258

   Total operating expenses                     5,155           7,970
      Operating profit (loss)                     421          (2,012)
Investment income                                 331             136
Interest expense                                 (231)           (224)
Other income, net                                 471             413
   Earnings (loss) before provision for
      income taxes                                992          (1,687)

Income tax provision                               21              26
Net earnings (loss)                        $      971     $    (1,713)

Net earnings (loss) per common share       $      .19     $      (.32)

Average common shares outstanding           5,028,562         5,340,382


  See accompanying notes to consolidated condensed financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Six Months Ended October 31,

(UNAUDITED)

						1995            1994
						    (In thousands)

Net cash provided by
   operating activities                     $   2,924      $     330

Net cash provided by (used in)
   investing activities                         5,366         (7,745)

Net cash used in financing activities            (388)        (1,813)
Net increase (decrease) in cash                 7,902         (9,228)
Cash at beginning of period                     4,291         11,171
Cash at end of period                       $  12,193      $   1,943

See accompanying notes to consolidated condensed financial statements.


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1995 and the results of its operations for the three and six months ended October 31, 1995 and 1994 and its cash flows for the six months ended October 31, 1995 and 1994. The April 30, 1995 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 1995 and April 30, 1995 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of
completion basis of approximately      $4,178,000 and
$5,456,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

   Inventories consist of the following:

				    October 31, 1995  April 30, 1995
					     (In thousands)

   Raw materials                       $  1,494           $ 1,569
   Work in progress                      10,380             9,599
				       $ 11,874           $11,168

Title to all inventories related to United States Government contracts that provide for progress payments vests in the U.S.
Government.




FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

QUARTERLY COMPARISON

	Net sales for the quarter ended October 31, 1995 were $5,576,000 compared to $5,958,000 for the same quarter last year, representing a decrease of $382,000. This reduction in sales resulted primarily from the slower pace of U.S. Government procurement and the time period required to build higher levels of commercial sales. Several contracts from Loral and Hyundai in connection with the Globalstar Satellite are in the early stages, so the efforts expended, and consequently the related revenues, are not significant in the quarter ended October 31, 1995. Related revenues are expected to be realized in the remaining months of fiscal 1996 and in fiscal 1997. Levels of commercial sales remain fairly consistent at 37% of consolidated sales.



     The gross profit for the quarter ended October 31, 1995 amounted to $1,979,000 as compared to $698,000 for the same quarter last year. Gross margins were 35% and 12% for the three months ended October 31, 1995 and 1994, respectively. Continued improvements in margins have resulted from cost reductions primarily in the area of personnel and compensation, operational efficiencies and product mix. In addition, fiscal 1996 is not burdened with the costs of restructuring and consolidating the Company's former west coast facility which were incurred in fiscal 1995 and earlier.



     Selling and administrative expenses for the quarter ended
October 31, 1995 were $1,420,000 compared to $2,452,000 last year.  This decrease of

$1,032,000 is primarily the result of a reduced level of activity during the quarter in connection with the Registrant's legal proceedings, and lower insurance, personnel and operating costs.



     As a result of the above, the Company recorded operating income for the three months ended October 31, 1995 of $421,000 compared to a loss of $2,012,000 for the same period last year.



	Investment income was greater in the quarter ended October 31, 1995 than in the comparable quarter in the prior year by approximately $195,000. This increase results primarily from a significantly greater level of interest earning assets and higher interest rates as a result of investment strategies.
Interest expense of $231,000 in the three month period ended
October 31, 1995 was consistent with the expense of $224,000 for the same period last year. The increase results primarily from higher interest rates offset to a lesser degree by lower average borrowings.





 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)



YEAR TO DATE COMPARISON



	Registrant's net sales for the six months ended October 31, 1995 were $10,914,000 compared to $12,574,000 for the same six month period last year of which approximately one third in each period is commercial sales. As noted in the quarterly comparison, this decrease in net sales is due primarily to reduced U.S. Government contract activity.



	Gross profit for the six month period ended October 31, 1995 was $3,316,000 compared to $2,073,000 for the same period last year. The gross margins were 30% and 16%, respectively for the six month periods ended October 31, 1995 and 1994. The improvement in gross margins resulted from cost reductions as detailed in the preceeding quarterly comparison. In the comparable fiscal 1995 period, margins were negatively impacted by the downscoping of one of the Company's major contracts and the restructuring and consolidation of the Company's former west coast facility. These costs have been virtually eliminated in fiscal 1996.



	Selling and administrative expenses decreased by $1,742,000 for the six month period ended October 31, 1995 as compared to the same period last year. This is primarily the result of a reduced level of activity during the period in connection with the Registrant's legal proceedings as well as reduced personnel and insurance costs and improved operating efficiencies.



	As a result of the above, the operating profit for the six month period ended October 31, 1995 was $111,000 compared to an operating loss of $3,036,000 through October 31, 1994.



	Investment income of $653,000 for the six month period ended October 31, 1995 was $378,000 greater than the amount recorded in the comparable period of fiscal 1995. This increase is due to the significantly greater level of interest earning assets and higher interest rates as a result of investment strategies.



	Interest expense of $489,000 for the six month period ended October 31, 1995 compares to $444,000 for the comparable period of fiscal 1995. The increase results from higher interest rates partially offset by lower average borrowings.



	Other income, net for the period ended October 31, 1995 was $994,000 compared to $953,000 for the same period last year.
While rental income was lower than in the previous year this was offset by reduced miscellaneous expenses and by realized gains on the sale of certain marketable securities.




FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)



LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's balance sheet continues to effect a highly liquid position with a current ratio of 13 to 1 at both October 31, 1995 and April 30, 1995. Working capital was $41 million at October 31, 1995 compared to $39 million at April 30, 1995.

     Net cash provided by operating activities for the period ended October 31, 1995 was $2,924,000 compared to $330,000 for the comparable period ended October 31, 1994. This results from net earnings of $1,227,000 realized during the period plus certain noncash expenses of approximately $566,000 (net) plus the net change in working capital components of approximately $1,131,000.

     During the period ended October 31, 1995 accounts receivable balances were reduced by approximately $1,297,000 from April 30, 1995 balances. This reduction resulted primarily from increased collection efforts, a reduced level of revenues and receipt of certain milestone payments.

     Inventories increased by $706,000 to $11,874,000 at October
31, 1995 due to Registrant's commercial business which requires building certain products "for the shelf" to meet customer requirements.

     Additional cash and cash equivalents was provided by the conversion of approximately $4.9 million of U.S. government and agency securities to short-term money market investments. Also, during the period Registrant sold the building of its former west coast operations receiving cash of $500,000 and a promissory note of $1,800,000 for the balance. Cash and cash equivalents were decreased by the repayment of long-term debt of approximately $374,000.

     The Registrant will continue to expend its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and increases in profits. Internally generated cash will be adequate to fund development efforts in these markets

	As of October 31, 1995, the Registrant's backlog amounted to approximately $18 million of which approximately $11 million is funded as compared to approximately $15 million of backlog at April 30, 1995. Backlog of commercial and foreign customers approximates $6.8 million at October 31, 1995.


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

	On July 27, 1995 Registrant was served with a summons and complaint by way of a qui tam action instituted by a former employee of Registrant. Registrant denies the truth, accuracy and bonafides of plaintiff's allegations and has determined vigorously to defend the action. Reference is made to Registrant's report on form 8-K dated July 27, 1995.

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits - None

	(b)  No reports on Form 8-K were filed during the quarter ended
	     October 31, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					  FREQUENCY ELECTRONICS, INC.
						(Registrant)


Date:  December 14, 1995               BY   /s/ Joseph P. Franklin

						Joseph P. Franklin
						Chief Executive Officer