Form 10-Q
period 1996-01-31
FREQUENCY ELECTRONICS INC
filed 1996-03-18
CIK 39020

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10Q

	(MARK ONE)

			[X]	QUARTERLY REPORT
PURSUANT TO SECTION 13 OR   15(d)
OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period	January 31, 1996
	OR

	[   ]
	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d)

	OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                    to

Commission File Number	1-8061

	FREQUENCY ELECTRONICS, INC
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
Yes  X 	No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes      	No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 12, 1996 - 4,846,395
1 of 13



FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX


Part I.  Financial Information:

	Page No.

           Item 1 - Financial Statements:

             Consolidated Condensed Balance Sheets -
	  January 31, 1996 and April 30, 1995

	   3-4

             Consolidated Condensed Statements of Operations
	  Nine Months Ended
	  January 31, 1996 and 1995

	   5

             Consolidated Condensed Statements of Operations
	  Three Months Ended
	  January 31, 1996 and 1995

	   6

             Consolidated Condensed Statements of Cash Flows
	  Nine Months Ended
	  January 31, 1996 and 1995

	   7


           Notes to Consolidated Condensed Financial Statements

		   8

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	 9-11


Part II.  Other Information:

           Item 1 - Legal Proceedings

12

           Item 6 - Exhibits and Reports on Form 8-K

	  12

           Signatures

	  13














2 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Balance Sheets



	January 31,	April 30,
	    1996	1995
	(UNAUDITED)           (NOTE A)
	 (In thousands)

ASSETS:

Current assets:

	Cash and cash equivalents	$ 13,294	 $ 4,291

	Short-term investments	    5,737	11,387

	Accounts receivable, net (NOTE B)	  13,082	  13,894

	Inventories (NOTE C)	  11,225	  11,168

	Prepaid and other	    1,163	   1,257

	Refundable income taxes         	       325	       318

	          Total current assets	  44,826	 42,315

	Property, plant and equipment, net	    8,860	   9,192

	Investment in direct finance lease	    9,569	   9,452

	Other assets	    3,509	   1,777

	Assets held for sale	             -	    2,296

	      Total assets	$ 66,764	$65,032












See accompanying notes to consolidated condensed financial statements.

3 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Balance Sheets (Continued)




	January 31,	April 30,
	    1996	1995
	(UNAUDITED)           (NOTE A)
	 (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
	Current maturities of long-term debt	$  750	 $750
	Accounts payable - trade	        671	         727
	Accrued liabilities	     1,770	      1,782
	          Total current liabilities	     3,191	      3,259

Long term debt:
	net of current maturities	  11,625	   12,187
Other		    3,236	     2,772
	Total liabilities	  18,052	   18,218

Stockholders' equity:
	Preferred stock  - $1.00 par value	      0	       0
	Common stock  -  $1.00 par value	     6,006	     6,006
	Additional paid - in capital	   35,029	   35,131
	Retained earnings	   15,583	   13,443
		   56,618	   54,580

Common stock reacquired and held
	in treasury  -  at cost,  1,159,905
	shares at January 31 and 964,305
	shares at April 30	  (5,075)	   (4,387)
Unamortized ESOP debt	  (2,125)	   (2,500)
Notes receivable  - common stock	     (740)	      (822)
Unrealized holding gain (loss)	      162	        (39)
Unearned compensation	     (128)	        (18)
	Total stockholders' equity	  48,712	  46,814

    Total liabilities and stockholders'
	equity 	$66,764	$65,032







See accompanying notes to consolidated condensed financial statements.

4 of 13
FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Nine Months Ended January 31,
(Unaudited)


	1996	1995
	(In thousands except per share data)


Net Sales	$   17,427	$     18,053

Cost of sales	    11,887	       15,367
Selling and adminstrative expenses	      4,449	         6,329
Research and development expense	         610	         1,096

	Total operating expenses	    16,946	       22,792

	Operating profit (loss)	         481	       (4,739)

Investment income	         985	           461
Interest expense	        (749)	          (725)
Other income, net	      1,486	        2,289

	Earnings (loss) before provision for
	income taxes	      2,203	      (2,714)

Income tax provision	           63	            82

	Earnings (loss) before cumulative effect
	of change in accounting principle	2,140	      (2,796)

Cumulative effect of change
   in accounting principle	              0	          215

Net earnings (loss)	$     2,140	$    (2,581)

Earnings (loss) per common share before
   cumulative effect of change in
   accounting principle	$         .43	$       (.52)

Cumulative effect of change in
   accounting principle   	           -   	          .04


Net earnings (loss) per common share	$         .43	$       (.48)

Average common shares outstanding	5,003,256	5,331,440

See accompanying notes to consolidated condensed financial statements.

5 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Operations

Three Months Ended January 31,
(Unaudited)


	1996	1995
	 (In thousands except per share data)


Net Sales	$     6,513	$     5,479

Cost of sales	       4,289	       4,866
Selling and adminstrative expenses	       1,545	       1,683
Research and development expense	          309	          633

	Total operating expenses	       6,143	       7,182

	Operating profit (loss)	          370	      (1,703)

Investment income	          332	          186
Interest expense	        (260)	         (281)
Other income, net	         492	       1,353

	Earning (loss) before provision for
		income taxes	         934	        (445)

Income tax provision	           21	           25

Net earnings (loss)	$       913 	$      (470)

Net earnings (loss) per common share	$        .19	$       (.09)

Average common shares outstanding	4,928,711	5,266,995













See accompanying notes to consolidated condensed financial statements.

6 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)


	1996	1995
	 (In thousands)


Net cash provided by
     operating activities	$     3,923	$       982

Net cash provided by (used in)
       investing activities	       6,315	     (8,037)

Net cash used in financing activities	     (1,235)	     (3,043)

Net increase (decrease) in cash	      9,003	   (10,098)

Cash and cash equivalents at beginning of period	   4,291	11,171

Cash and cash equivalents at end of period	$  13,294	$     1,073

























See accompanying notes to consolidated condensed financial statements.

7 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
(Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1996 and the results of its operations for the three and nine months ended January 31, 1996 and 1995 and its cash flows for the nine months ended January 31, 1996 and 1995. The April 30, 1995 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 Annual
Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1996 and April 30, 1995 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,806,000 and $5,456,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES


   Inventories consist of the following:


                                      	   January 31, 1996	April 30,1995
	(In thousands)

Raw materials        	$  1,494 	$ 1,569

Work in progress	     9,731	    9,599

                       	$ 11,225		$11,168

Title to all inventories related to United States Government contracts that provide for progress payments vests in the U.S. Government.







8 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES


Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three and nine months ended January 31:

	(Dollar amounts in thousands)
	NM = Not meaningful

	Three months ended	Nine months ended
	January 31,	%	January 31,	%
	1996	1995	change	1996	1995	change
Net Sales
US Government	$3,439	$3,754	(8%)	$10,465	$12,941	(19%)
Commercial	  3,074	  1,725	78%	   6,962	   5,112	36%
	6,513	5,479	19%	17,427	18,053	(3%)
Cost of Sales	4,289	4,866	(12%)	11,887	15,367	(23%)
Selling and administrative
expense	1,545	1,683	(8%)	4,449	6,329	(30%)
Research and development
expense	   309	   633	(51%)	   610	1,096	(44%)

Operating income (loss)	370	(1,703)	NM	481	(4,739)
	NM

Non-operating income- net	564	1,258	(55%)	1,722
	2,025
	(15%)

Net earnings (loss)	$ 913	($ 470)	NM	$2,140	($2,581)
	NM

Operating income for the fiscal quarter ended January 31, 1996 improved by $2,073 over the comparable period of fiscal 1995; net earnings increased by $1,383. This result was achieved through a 19% increase in sales over the quarter ended January 31, 1995, coupled with reduced costs in all operating categories except for legal costs related to the Company's legal proceedings. For the nine months ended January
31, 1996, operating income improved by $5,220 over the comparable period of fiscal 1995 and net earnings increased by $4,721. This result was achieved despite a small 3% decline in total sales which were offset by significant decreases in operating costs.

As a percentage of total sales, commercial sales have increased to 47% in the three months ended January 31, 1996 from 31% in the comparable 1995 quarter; and to 40% for the nine months ended January 31, 1996 from 28% for the comparable 1995 period. The Company expects that revenues from commercial projects will continue to grow and that commercial sales will comprise a greater portion of the Company's total revenues in the future.

Gross margins for the three and nine months ended January 31, 1996 have increased to 34% and 32%, respectively, as compared to 11% and 15% for the respective 1995 periods. These results have been obtained through cost reductions primarily in the areas of personnel and compensation coupled with

9 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)



operational efficiencies and product mix (commercial versus government contracts). In addition, the fiscal 1995 periods included costs associated with the restructuring and consolidation of the Company's former west coast facility. The assets and activities of that entity were relocated to the Company's headquarters location during fiscal 1995. Accordingly, similar costs during the 1996 periods were minimal. With the current mix of projects and the new contract bookings, the Company expects margins to remain at the 1996 levels for the balance of the fiscal year.

Selling and administrative costs declined by 8% for the quarter ended January 31, 1996, over the comparable 1995 period. This was achieved through a reduction in personnel, reduced insurance costs and improved operating efficiencies which were partially offset by an increase in legal fees related to the Company's ongoing litigation with the government and related actions. For the nine month period ended January 31, 1996, selling and administrative expenses decreased by 30% over the comparable 1995 period. This was attained by the same personnel and other cost reductions cited above coupled with a reduction in legal costs, reflecting an overall reduced level of activity in 1996 versus especially the first half of fiscal 1995. The Company is unable to predict the future level of legal costs for any specific period as this is dependent on factors beyond its control. Excluding legal costs, the ratio of selling and administrative expenses to net sales is expected to decrease as sales increase.

Research and development costs in the fiscal 1996 periods decreased by $324 and $486, respectively over the comparable three month and nine month periods ended January 31, 1995. These decreases are the result of an effort to focus research and development activities on a narrower band of projects which will provide the best return on investment. The Company expects to continue to invest in research and development at the same rate for the balance of 1996 and for the foreseeable future.

Net non-operating income and expense decreased by $694 and $303, respectively, in the three months and nine months ended January 31, 1996 from the comparable 1995 fiscal periods. The principal reason for the decreases was the approximately $1,200 gain realized on the sale of certain marketable securities during the 1995 quarter. Excluding that one-time gain, 1996 net non-operating income and expense were significantly improved over the 1995 results. In particular, investment income increased by $146 in the 1996 quarter over the comparable 1995 quarter and by $524 for the 1996 nine month period over the comparable
1995 period. This is the result of both higher interest rates as well as a better than 40% increase in interest-earning assets in the 1996 three-month and nine-month periods over the comparable 1995 periods. In addition, interest expense decreased by $21 in the fiscal 1996 quarter compared to the 1995 quarter but increased by $24 for the nine months ended January 31, 1996 compared to the comparable 1995 period. This also was the result of increased interest rates during 1996 but was offset by declining long-term debt balances as the Company made scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, should continue at present levels for the balance of 1996 and into the next fiscal year.








	10 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a highly liquid position with a current ratio of 14 to 1 at January 31, 1996 compared to a 13 to 1 ratio at April 30, 1995. Working capital on those dates was $41.6 million and $39.1 million, respectively. Included in working capital at January 31, 1996 is $19 million of cash, cash equivalents and short-term investments which are readily convertible to cash should the need arise.

Net cash provided by operating activities for the nine months ended January 31, 1996, was $3,923 compared to $982 for the comparable
1995 period. This significant cash inflow is the result of the return to profitability in 1996 with net income of $2,140 plus certain noncash charges of $1,247 plus the net change in working capital components of $536.

During the nine months ended January 31, 1996, accounts receivable balances decreased a net amount of $812. The principal cause of the decrease is a reduction in costs and estimated earnings in excess of billings on uncompleted contracts by $650. Additional reductions were achieved through improved collection efforts. These amounts were offset by increased billings for delivery of parts under a $15 million parts procurement program on behalf of one of the Company's major customers.

Net cash provided by investing activities for the nine months ended January 31, 1996, was $6,315. Of this amount, $5.8 million was provided by the conversion of certain U.S. government and agency securities to short-term money market investments. The Company may continue to convert short-term investments to cash equivalents or vice versa as dictated by its investment strategies. An additional $500 was received upon the sale of the building owned by the Company's former west coast operation. In addition to cash, the Company received a promissory note in the amount of $1.8 million for the balance of the sale price. The promissory note for the building sale will be repaid in monthly installments over a period of 5 years with a balloon payment at the end. The Company has no material commitments for capital expenditures.

Net cash used in financing activities for the nine months ended January 31, 1996, was $1,235 compared to $3,043 for the comparable 1995 period. Of this amount, $562 was used to make regularly scheduled long-term debt payments and $698 was used to acquire 195,600 shares of common stock to be held in treasury. The Company may continue to purchase shares for its treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication, including VSATs, and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

At January 31, 1996, the Company's backlog amounted to approximately $17 million of which approximately $14 million is funded. This is compared to the approximately $15 million backlog at April 30, 1995. Backlog of commercial and foreign customers approximates $7.7 million at January 31, 1996.







11 of 13


FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

PART II


ITEM 1 - Legal Proceedings

On November 17, 1993, the Company was indicted on criminal charges alleging conspiracy and fraud in connection with six contracts for which the Company was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment.

On December 14, 1993, the Company was notified by the U.S.
Department of the Air Force that it had been suspended from contracting with any agency of the government. Certain exceptions will apply if a compelling reason exists. The suspension is temporary subject to the outcome of the legal proceedings in connection with the indictment.

In March 1994, a qui tam action was filed against the Company and its former chief executive officer.

The Company and the individual defendants have pleaded not guilty to all actions and will vigorously contest all charges.

For all items noted above, reference is made to Item 3 - Legal
Proceedings of the Company's Annual Report on Form 10K for the year ended April 30, 1995 on file with the Securities and Exchange
Commission.

On July 27,1995, the Company was served with a summons and complaint by way of a qui tam action instituted by a former employee of the Company. The Company denies the truth, accuracy and bonafides of plaintiff's allegations and has determined vigorously to defend the action. Reference is made to the Company's report on form 8-K dated July 27, 1995.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits - None

	(b) Reports on Form 8-K - One report on Form 8-K was filed during
		the quarter ended January 31, 1996 as follows:

	Date of Report       	Item
	December 14, 1995	5











12 of 13


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	FREQUENCY ELECTRONICS, INC.
                               	 (Registrant)

Date:  March 15, 1996        		BY   /s/  Joseph P. Franklin
					Joseph P. Franklin
					Chief Executive Officer








































13 of 13