Form 10-K
period 1996-04-30
FREQUENCY ELECTRONICS INC
filed 1996-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended April 30, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                     For the transition period from to _____

                           Commission File No. 1-8061

                           FREQUENCY ELECTRONICS, INC.
                           ---------------------------
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

Securities registered pursuant to Section 12 (b) of the Act:
                                                   Name of each exchange on
Title of each class                                     which registered
- -----------------------                           --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 12,1996 - $24,488,500.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 12,1996 - 4,848,395.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 27,1996.

                           (Cover Page 1 of 63 pages)
                            Exhibit Index at Page 52

                                     PART I
Item 1. Business
GENERAL  DISCUSSION

     Frequency Electronics, Inc.(sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the area of time and frequency control. Unless the context indicates otherwise, references to the Registrant are to Frequency Electronics, Inc. and its subsidiaries.

         Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500.

         The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 4,846,395 shares were outstanding at April 30, 1996, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

         Since its inception, Registrant has been involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter measure and timing systems. Such products are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products. Total U.S. Government defense and space acquisitions have declined steeply and further cuts cannot be discounted over the coming years. As a consequence, many major U.S. Government contracts have been subjected to program stretch-outs. The Registrant's business was highly dependent upon the defense and space spending policies of the U.S. Government when fiscal 1996 began. Although this dependence will be less significant in the future, as discussed below, any substantial reduction in government spending or change in emphasis in the government's defense and space programs would still have a material adverse effect upon the Registrant's business. For additional factors which may have had an adverse effect on Registrant's business with the U.S. Government, the materiality, if any, or extent of which effect is not readily ascertainable by Registrant at this time, reference is made to the subtopic "Material Developments" of this Item 1 and to Item 3 (Legal Proceedings).
         In an effort to better serve customers on a more competitive basis, Registrant has segmented its operations into two principal industries: Defense and space for United States Government end use, and commercial communications and non-U.S. defense and space. The Registrant's commercial communications and commercial space programs have been transferred to and are now produced by its wholly owned subsidiary FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign. Registrant believes that as a separate entity operational flexibility and efficiency isenhanced.

         For the years ended April 30, 1996, 1995 and 1994, approximately 55%, 75% and 69%, respectively of the Registrant's sales were for U.S. Government end use. During fiscal 1996, approximately 45% of the Registrant's sales were for commercial products, used for commercial communications, commercial space applications and foreign government end use. Registrant believes a substantial commercial market exists and has developed several new product lines as discussed later in this Item 1.


MATERIAL DEVELOPMENTS
         On November 17, 1993, Registrant was indicted on criminal charges alleging conspiracy and fraud in connection with six contracts for which Registrant was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment. On December 14, 1993, Registrant was notified by the U.S. Department of the Air Force that it had been suspended from contracting with any agency of the government. Current contracted programs are not affected by this suspension. Certain exceptions will apply if a compelling reason exists. The suspension is temporary subject to the outcome of the legal proceedings in connection with the indictment. The Company and the individual defendants have pleaded not guilty to all criminal charges, have denied all civil allegations, and will vigorously contest all charges and allegations. See Item 3 - Legal Proceedings.

PRODUCTS
         Since its inception, Registrant has been involved in the design, development, manufacture and marketing of precision time and frequency control products. Using the technology the Registrant has developed in time and frequency products for limited applications, the Registrant has modified a number of products for wider application in the much broader navigation, communications and electronic warfare markets and non-military commercial markets.
         The Registrant's products are used in guidance and navigation, communications, surveillance and electronic countermeasure and timing systems. These products are built in accordance with Department of Defense or customer standards and are used on many of the United States' most sophisticated military aircraft, satellites and missiles.
         Registrant designs and manufactures the master clocks (quartz, rubidium and cesium) for many satellite communication systems for both satellite and ground applications. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are but two examples of the programs in which the Registrant participates. Registrant also supplies significant timing products utilized with many satellite communications systems.
         Registrant manufactures the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Registrant's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

         The Registrant's products are marketed as components, microwave products, instruments, or complete systems and are used in navigation, communications, radar, sonar, guidance, surveillance and electronic countermeasure equipment and systems. Prices are determined based upon the complexity, design requirement and delivery schedule as determined by the project details.

         Sales summaries for each class of Registrant's products during each of the last five years is set forth in Item 6 (Selected Financial Data).

         Most of Registrant's products are manufactured from raw materials which, when combined with conventional electronic component parts available from multiple sources, become finished products, subsystems and systems used for space exploration, satellite applications, communication, navigation, position location, radar, and electronic counter-measures. These products, subsystems and systems are employed in domestic and international satellites, earth stations, aircraft, missiles, ships and submarines, and ground-based fixed, transportable, portable and mobile installations.
         COMPONENTS - The Registrant's key technologies include quartz, rubidium and cesium from which it manufactures accurate time and frequency standards and higher level assemblies which allow the users to locate their position, secure a communications system, or guide a missile with precision. The components class of Registrant's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and space and high-reliability custom thick and thin film hybrid integrated circuits.
         Quartz is the key element in making quartz resonators used for oscillators and filters utilized in most of its products.
         Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Registrant's products include several types of quartz oscillators, suited to a wide range of applications, including: ultrastable units for critical satellite and strategic systems, and fast warm-up, low power consumption units for mobile and tactical applications.
         The ovenized quartz oscillator is the most accurate type, wherein the oscillator crystal is enclosed in a temperature controlled environment called a proportional oven. The Registrant manufactures several varieties of temperature controlling devices and ovens.
         The   voltage-controlled   quartz   oscillator  is  an   electronically
controlled device wherein the frequency may be stabilized or modulated, depending upon the application.
         The temperature compensated quartz oscillator is an electronically controlled device using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.
         The key components for the atomic instrument products are manufactured totally from raw materials. The rubidium lamp, filter and resonance cell provide the optical subassembly used in the manufacture of the Registrant's optically pumped atomic rubidium frequency standards. The cesium tube resonator is also manufactured totally from raw materials and is used in the manufacture of the Registrant's cesium primary standard atomic clocks.
         Efficient and reliable DC-DC power converters are manufactured for the Registrant's own instruments, and as stand alone products, for space and satellite applications.
         The Registrant manufactures filters and discriminators using its crystal resonators, for use in its own radio-frequency and microwave receiver, signal conditioner and signal processor products.
         High reliability, MIL-M-38510 Class S and B, custom hybrids are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Registrant's products, and also supplied directly to customers, for space and other high reliability systems.

         MICROWAVE PRODUCTS - The Registrant, under an agreement with TRW's Electronics and Technology Division, markets their extensive line of millimeter/microwave monolithic integrated circuits ("MIMICs") developed by TRW for the Department of Defense, and microwave monolithic integrated circuits ("MMICs") developed at TRW's own cost. These devices are incorporated into "supercomponents" and integrated subassemblies.

         INSTRUMENTS - The Registrant's instrument line consists of three basic time and frequency generating instruments and a number of instruments which test and distribute the time and frequency. The Registrant's time and frequency generating instruments are the quartz frequency standard, rubidium atomic standard, and the cesium beam atomic clock.
         The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. The Registrant's frequency standard is used in communications, guidance and navigation and time synchronization. The Registrant's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred. The optically pumped atomic rubidium frequency standard is a rugged, compact, militarized solid-state instrument which provides both timing and low phase noise references used in communications systems.
         The cesium beam atomic clock utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency, several orders of magnitude more accurate than other types of quartz frequency generators. The atomic clock is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and provides digital timing with ten-billionths of a second accuracy for systems use. The atomic clock manufactured by Registrant is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.
         As communications systems become more precise, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Registrant manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

         SYSTEMS - Essentially, the Registrant's systems portion of its business is manufactured by integrating selections of its products into subsystems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies, and experience in applying them to a wide range of systems. In general, though not limited to, the Registrant's systems generate electronic frequencies of predetermined value, and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare, depending on the system application.
         The Systems portion of the business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. The time and frequency control systems combine Registrant's cesium, rubidium and/or crystal instruments, with its other products, to provide systems for space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation calibration, and electronic counter-measures applications. A number of these time and frequency control systems provide up to quadruple redundancy to assure operational longevity.
         For example, the Registrant manufactured the Common Time and Frequency System (CTFS) for the first and second Time Data Relay Satellite System (TDRSS) Ground System. It includes redundant cesium standards and redundant Disciplined Standards, redundant switches, time code generators, buffer amplifiers, and displays; and integrates WWVB, LORAN and GPS receivers and antennas, and various instrumentation and non-interruptible power supplies.
         As a second example, the Registrant manufactured a triple-redundant quartz crystal oscillator and frequency distribution sub-system for MILSTAR Satellite Flight #1 and quadruple-redundant rubidium standards and dual-redundant frequency distribution and DC-DC power converter sub-systems for MILSTAR Flights #2 through #5.
         The Registrant also manufactures satellite communications subsystems such as the up and down converters for the TDRSS satellites and the 30 channel, triple conversion element separator for the TDRSS earth stations, and the LNA's up/down converters and receiver subsystems for the DSP.
         See Item 6 - Selected Financial Data - for sales data for each of these product lines.

BACKLOG

         As of April 30, 1996, the Registrant's backlog amounted to approximately $15 million of which approximately $13.7 million is funded as compared to approximately $15 million of funded backlog at April 30, 1995 (see
Item 7). The backlog includes purchase orders and contracts from commercial and foreign customers of approximately $8.6 million. A substantial portion of this backlog is expected to be filled during Registrant's fiscal year ending April 30, 1997. While the backlog includes firm purchase orders and contracts and may be a guideline in determining the value of orders which may be deliverable in the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Registrant's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.


CUSTOMERS AND SUPPLIERS

         The Registrant markets its products both directly and through 35 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 17% of net sales in 1996 and 16% in fiscal years 1995 and 1994.
         The Registrant's products are sold to a variety of customers, both governmental and private. For the years ended April 30, 1996, 1995 and 1994, approximately 55%, 75% and 69%, respectively, of the Registrant's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use. The Registrant's business is highly dependent upon the defense and space spending policies of the U.S. Government. Any substantial reduction in government spending or change in emphasis in the government's defense and space programs would have a material adverse effect upon the Registrant's business (see Item 3).
         Sales to Hughes Aircraft Company (HAC) and Space Systems Loral each exceeded 10% of the Company's consolidated sales for the year ended April 30, 1996. Collectively these two companies accounted for approximately 39% of the Company's consolidated sales for the same period. For the year ended April 30, 1995, sales to HAC, TRW and Raytheon Corp. exceeded 10% individually and 56% collectively of consolidated sales. For the year ended April 30, 1994, sales to HAC and Raytheon Corp. exceeded 10% individually and 40% collectively of consolidated sales. For the fiscal year ended April 30, 1996, the sales to HAC were substantially all for U.S. Government end use while the sales to Space Systems Loral were for commercial communication and foreign defense and space applications. Sales to the above named customers in the fiscal years ended April 30, 1995 and 1994 were substantially all for U.S. government end use. The loss by the Company of any one of these customers or, for those customers contracting with the U.S. Government, the loss of any contracts which are partially subcontracted to the Company, would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and, except for the pending legal proceedings discussed in Item 3, is not aware of any prospect for the cancellation of or significant reduction of any of their U.S. Government contracts in which the Company is involved.

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


  GOVERNMENT CONTRACTS

         During the fiscal years ended April 30, 1996, 1995 and 1994, approximately 55%, 75% and 69%, respectively, of the Registrant's sales were made either directly with U.S. Government agencies or indirectly with government agencies through subcontracts intended for government end-use. All but a few of these contracts are on a fixed price basis. Under a fixed price contract the price paid to the Registrant is not subject to adjustment by reason of the costs incurred by the Registrant in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Registrant bears the risk of cost overruns and derives the benefit from cost savings.
         Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Registrant's accounts with respect to these contracts. The Registrant is not aware of any basis for recovery with respect to past certificates.
         All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Registrant is entitled to receive compensation as provided under such contracts and in the applicable U.S.Government regulations.

COMMERCIAL MARKETS

         During the fiscal year ended April 30, 1996, the Registrant continued to focus a significant portion of its resources and efforts on developing hardware for commercial satellite programs and commercial ground communication systems which management believes will result in future growth and increases in profits. In fiscal 1994, Registrant transferred all commercial communications and space programs to its wholly owned subsidiary, FEIC. The foregoing developments have been implemented with a view towards enabling Registrant to achieve long-term substantial increases in sales from other than Defense Department programs.
     Some of the product lines which the Registrant has developed for the commercial market are as follows:

Commercial Rubidium  Atomic Standard:
          An extremely small,low cost, low phase noise,stable atomic standard ideally suited for use in advanced cellular communications, wireless telecommunications and navigation applications.
Subminiature Oven Controlled Commercial Quartz Crystal Oscillator:
          A low cost, small size, precision crystal oscillator suited for high end performance required in satellite transmissions, airborne telephony, and geophysical survey positioning systems.
VSAT Transceivers:
          Used in satellite communications for private data and voice earth stations and are currently under test and evaluation. The objective is to manufacture VSAT products for both the domestic and export markets through joint venture arrangements. Registrant is presently marketing its other products through a representative Chinese Company engaged in the electronics business. A family of two product lines is planned to meet customer needs. The Registrant has received its first contract for VSAT's in China.

RESEARCH AND DEVELOPMENT
         The Registrant's technological expertise has been an important factor in its growth. Until recently, virtually all of its research and development activities have taken place in connection with customer-sponsored research and development oriented projects conducted under fixed price contracts and subcontracts in support of U.S. Government programs. These projects constituted non-recurring engineering and were a substantial portion of the Registrant's business. The Registrant has been successful in applying its resources to providing prototypes and preproduction hardware for use in military navigation, communication, guidance and electronic countermeasure programs and space applications. The output of these customer-sponsored projects, in all cases, are proprietary to the Registrant.
         The Registrant continues to focus a significant portion of its own resources and efforts on developing hardware for commercial satellite programs, commercial ground communication systems and wireless communications systems which it anticipates will result in future growth and increases in profits. Through its wholly owned subsidiary, FEIC, the Registrant is aggressively pursuing markets for its commercial rubidium product line and its C and KU-Band VSAT transceivers. The foregoing developments have been implemented with a view towards enabling Registrant to achieve long-term increases in sales from other than Defense Department programs. During fiscal 1996, 1995 and 1994, the Registrant expended $1.1 million, $1.9 million, and $1.4 million of its own funds, respectively, on such research and development activity.


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

COMPETITION

         The Registrant experiences intense competition with respect to all areas of its business. The Registrant competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to perform in severe environments encountered in military and aerospace applications, prompt and responsive contract performance, and the Registrant's technical competence and price. The Registrant has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. The Registrant believes its ability to take such raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications by determining the most appropriate type, all under one roof, provides the Registrant with an advantage over many of its competitors. The Registrant believes that it is a significant supplier of time and frequency products for the military and aerospace markets.

         Many of the Registrant's competitors are larger, have greater financial resources and have larger research and development and marketing staffs than the Registrant. With respect to the cesium beam atomic clock, quartz crystal standard and rubidium frequency standard, the Registrant competes with Hewlett-Packard Company, Datum, Inc., Austron, Inc., and E. G. and G., Inc.


EMPLOYEES
         The Registrant employs 208 persons.

OTHER ASPECTS
         The Registrant's business is not seasonal and no unusual working capital requirements exist.

Item 2.  Properties

         Registrant established its headquarters in December, 1981 in a 131,000 square foot manufacturing and office facility located in Mitchel Field, Long Island, New York (the "Mitchel Field Complex"). The Mitchel Field Complex was built and equipped, in part, with the proceeds of a $5,000,000 Industrial Development Bond financing arrangement concluded through the Nassau County Industrial Development Agency and various lending institutions ("Financing Arrangement"). The Mitchel Field Complex is erected on land leased from the County of Nassau ("Nassau County Lease") dated as of February 24, 1981 for an aggregate period of 99 years (including renewal options exercisable at
Registrant's sole discretion). Registrant paid total base rentals under this lease of approximately $167,000 during fiscal year ended April 30, 1996. The Nassau County Lease provides for increases generally at 10 year intervals. Registrant has granted to the lending banks a security interest in all personal property purchased with the proceeds of this financing and a mortgage on the Nassau County Lease.

         In June 1988, Registrant completed construction of an additional 90,000 square feet of manufacturing and office facility contiguous to the Mitchel Field Complex. These additional facilities were financed with the proceeds of a $3,500,000 Industrial Development Bond Financing arrangement with the Nassau County Industrial Development Agency and a lending institution, as part of its plan to finance the new plant and equipment ("Financing Arrangement II").
         Under the terms of the Financing Arrangement and Financing Arrangement II, interest is payable at 65% and 79% respectively of the lending banks' prime commercial lending rates. This advantageous interest rate is made available under an exemption from the taxation of interest payments received by the lenders as provided by the Internal Revenue Code ("Code"). In fiscal 1995 the Financing Arrangement was fully repaid. Registrant has no reason to believe that the exemption with respect to Financing Arrangement II will be challenged by the Internal Revenue Service.
         Such interest rate formula will remain in effect during the 15-year period required to amortize Financing Arrangement II. Registrant has the right to prepay the loan at any time. Financing Arrangement II contains certain restrictions with respect to the maintenance of net worth and encumbering the building.
         In December 1990, a subsidiary of the Registrant signed a 15 year lease with Lab Corporation of America ("LCA", formerly National Health Laboratories Incorporated). The terms require that the subsidiary of the Registrant have a building constructed for use by LCA for which construction was completed in November 1992. The Registrant provided $9,000,000 of financing for the cost of the building for which a six-year term loan has been negotiated. This loan has been guaranteed and collateralized by LCA assets. Annual rental income of $1,650,000 commenced in November 1992 upon completion of the building. Minimum rentals are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. Under the terms of the lease agreement annual rent escalations of 5% will commence in the fourth year of the lease. This lease is accounted for as a direct finance lease and income is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.


Item 3.  Legal Proceedings

U.S. Government Indictment

         On November 17, 1993, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned an indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CR 93-1261 ("Indictment"). As the caption in the proceeding indicates, the Indictment named as defendants Frequency Electronics, Inc ("FEI"), Martin Bloch - its then board chairman, president and chief executive officer, Abraham Lazar - one of its directors, Harry Newman- its secretary/treasurer, and Marvin Norworth its then contracts manager. The eighteen count Indictment charges violations of Title 18, United States Code ("U.S.C.") Sections 286 and 3551 et seq., 1031(a), 2 and 3551 et seq., 1001, 2
and 3551 et seq.
         The Indictment makes allegations, generally, as follows: TRW, Inc. ("TRW") was a prime contractor on a contract with the United States Government ("Government") to build satellites; FEI was a subcontractor of TRW under six contracts to manufacture electronic devices for space satellites pursuant to TRW's contracts with the Government; in February 1988, three of the subcontracts were terminated by TRW and three of the subcontracts were partially terminated by TRW and restructured; in connection with such terminations, FEI submitted detailed statements of information setting out its costs incurred in connection with the subcontracts, for the unpaid portion of which it was eligible for compensation, directly or indirectly, by the Government; among the costs for which it was eligible for compensation were labor costs, overhead and general and administrative costs (collectively "costs"); settlement proposals were submitted by FEI with respect to the three terminated subcontracts; the proposals contained, among other things, the cost information described above and FEI was compensated, directly or indirectly, by the Government; contract pricing proposals were submitted by FEI with respect to the three partially terminated and restructured subcontracts and such proposals contained, among other things, the cost information described above. FEI and TRW entered into an agreement restructuring such subcontracts and FEI was paid settlement expenses in connection with such restructured subcontracts.
         The general substance of the criminal charges against FEI and the individual defendants named in the Indictment is that FEI and the individual defendants conspired to defraud and did defraud the Government and that some or all of them committed, among others, the following criminal acts: they agreed to defraud the Government; they submitted statements and invoices with respect to FEI's costs incurred in connection with the terminated and/or partially terminated and restructured subcontracts for the purpose of FEI obtaining compensation thereunder, which statements and invoices were intentionally false; the statements and invoices included claims for labor costs and other costs which were intentionally false; FEI and the individual defendants destroyed or caused to be destroyed important records relating to labor costs; FEI and the individual defendants altered or caused to be altered FEI's records and vendor invoices with respect to FEI's cost of labor, materials and services; FEI and the individual defendants intentionally made false statements to Government officials; and FEI and the individual defendants intentionally submitted false documents to Government officials. The Indictment does not specify the dollar amount as to which it is claimed the Government was defrauded.
         Subsequent to the return of the Indictment, FEI and the individual defendants moved to dismiss the Indictment on various grounds ("Motion(s)"). The Motions were heard on May 13, 1994 and the Court rendered its decision and denied the Motions. Discovery has not been completed. FEI has determined to vigorously defend the Indictment.

         On April 6, 1994, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned a superseding indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics,
Inc.,   Martin  Bloch,   Abraham  Lazar,   Harry  Newman  and  Marvin  Norworth,
Defendants", index number CR 93-0176 ("Superseding Indictment"). As the caption in the proceeding indicates, the Superseding Indictment named as defendants all of the same parties as in the Indictment. The nineteen count Superseding Indictment charges violations of Title 18, U.S.C. Sections 371 and 3551 et seq., 1001, 2 and 3551 et seq. It is believed that the Superseding Indictment primarily represents an attempt by the Government to meet and cure certain of the asserted deficiencies in the Indictment which were specified in the Motions. The Superseding Indictment enlarged Count One of the Indictment from an 18 U.S.C. Section 286 conspiracy to a conspiracy charged under Title 18, U.S.C.
Section 371. In addition, the Superseding Indictment contained an additional count charging a violation of Section 1001 of Title 18, i.e., making a false statement to a Government agency. Other than the foregoing, there are no other substantial differences between the Indictment and the Superseding Indictment. The Superseding Indictment does not specify the dollar amount as to which it is claimed the Government was defrauded. The Government takes the position that it may proceed to trial on either the Indictment or the Superseding Indictment. The Government has not advised as to whether it intends to proceed under the
Indictment or the Superseding Indictment and the Court has not ruled on this subject. FEI and the other defendants moved to dismiss the Superseding Indictment and those motions were also heard on May 13, 1994. The Court denied the motions addressed to the Superseding Indictment. Discovery has not been completed. FEI has determined to vigorously defend the Superseding Indictment.
         In connection with the defense of the Indictment and the Superseding Indictment, FEI and the other defendants have sought the production of United
States  Government   classified   information  and  documents  pursuant  to  the
provisions of the Classified Information Procedures Act ("CIPA"). A formal hearing under CIPA commenced on April 29, 1996. The CIPA process is continuing and no assessment can be made as to when it will be concluded or the outcome.
         Upon a conviction of FEI, the Government may be awarded fines, penalties, restitution, forfeitures, treble damages or other conditional relief.
         On November 17, 1993, the Government commenced a civil action for damages in the United States District Court for the Eastern District of New York entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CV 93-5200 ("Government Civil Action"). The Government Civil Action sets forth four causes of action against each of the named defendants alleging, in substance, fraud under 31 U.S.C. Section 3729, et seq, (the "False Claims Act"), fraud, unjust enrichment and breach of contract. In the complaint, demand is made for treble damages in an unspecified sum based upon the alleged violations under the False Claims Act, plus costs and attorneys fees in an unspecified amount, plus $10,000 for each false claim and for each false record and statement. Pursuant to an order of the Court dated January 12, 1994, all proceedings in the Government Civil Action including, without limitation, discovery are stayed pending a jury verdict of the Indictment. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. No opinion can be offered as to the outcome of the Government Civil Action. FEI has determined to vigorously defend the Government Civil Action.
         A qui tam action was commenced in the United States District Court for the Eastern District of New York entitled, "The United States of America ex rel. Ralph Muller, Plaintiff, against Frequency Electronics, Inc., Raytheon Company, Raytheon Company Subsidiaries #1-10, fictitious names for subsidiaries of Raytheon Company, Hughes Aircraft Company, Hughes Aircraft Company subsidiaries #1-20, fictitious names for subsidiaries of Hughes Aircraft Company, and Martin Bloch, Defendants", index number CV-92 5716 ("Muller Qui Tam Action"). The Muller Qui Tam Action was brought pursuant to the provisions of the False Claims Act and is an action by which an individual may, under certain circumstances, sue one or more third persons on behalf of the Government for damages and other relief.
         The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action. It is believed that the Government made applications to the Court on one or more occasions after December 3, 1993 to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the Muller Qui Tam Action and the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action names as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, it appears that the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994, as to Hughes, Raytheon and their respective subsidiaries. FEI and Martin Bloch moved to dismiss the complaint on various grounds and, at the oral argument of the motion to dismiss, the Court granted the motion to the extent that the complaint failed to plead fraud with sufficient particularity as is required under the Federal Rules of Civil Procedure and the plaintiff was directed to serve an amended complaint. On February 6, 1996, plaintiff served an amended complaint ("Amended Complaint").
         The Amended Complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advance Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which
constituted   components  of  the  AMRAAMS;   that  FEI   improperly   designed,
manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI and Martin Bloch knowingly directed non-disclosure of the design flaws; that the concealed design defects in developmental oscillators permitteed FEI to manufacture additional defective oxcillators which were used in operational missiles; that as a direct result of FEI's fraudulent concealment of the defects, FEI was contracted to design and manufacture additional oscillators; that when missiles were returned to FEI for repair, FEI charged the Government for repair even though FEI knew the units had been defective at the time of delivery; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.
         FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the Amended Complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander demanding damages of $3,000,000; tortious interference with prospects for additional business- demanding damages of $1,865,010; prima facie tort - demanding damages of $1,865,010; conversion - demanding damages of $11 plus an amount to be determined at trial; breach of employment contract - demanding damages of $1,865,010; breach of fiduciary duty
- - demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorneys Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.

         In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 Letter provided to the Government. The third-party complaint asserts the claims against the attorneys for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion.
     The counterclaims and third-party complaint have been served. Muller has replied to the counterclaims asserted in FEI's answer to the Amended Complaint, denied the substantive allegations and asserted various affirmative defenses. The third-party defendants have replied to the third-party complaint and have denied the substantive allegations and asserted various affirmative defenses. Discovery has not commenced.
         Muller moved to dismiss the counterclaims in the answer and the third-party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and, at the time, the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. To date, the Court has not rendered its formal decision and order.
         No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, third-party action or the pending motions.
         On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). All of the individual defendants named in the complaint are or were directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's secretary/treasurer and Marvin Norworth, FEI's contracts manager, who has since retired. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
         The  substance  of  the  amended  complaint  contains  allegations,  in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees. See additional comment with respect to the Solash Action below.
         On February 4, 1994, FEI was served with a complaint in an action entitled "Supreme Court of the State of New York, County of New York, Moise Katz, Plaintiff, against Martin B. Bloch, Joseph P. Franklin, Joel Girsky, John
C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Defendants, and Frequency Electronics, Inc., Nominal Defendant", Index Number 93-129450 ("Katz Action"). This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves. All of the individual defendants named in the complaint are directors of FEI, Martin B.Bloch was president and chairman of the board of directors, Abraham Lazar was a vice president, and Joseph P. Franklin is presently chairman of the board of directors.
         The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.
         FEI and all of the defendants have moved to dismiss the complaint in the Katz Action ("Motion(s)"). At the time of the Motions, the plaintiff moved to amend the complaint by setting forth certain additional allegations of wrongdoing including, among others, amplifying allegations with respect to the Indictment, setting forth allegations relating to the Muller Qui Tam Action, and allegations attempting to clarify the relationship of the parties to the New
York forum, the latter allegations having been attacked on the Motions. In connection with the Motions, the defendants stipulated that they would not object to any application by the plaintiff Katz to intervene in the Solash action. By order dated September 21, 1994, the Court granted the defendants' Motions, dismissed the complaint and denied the plaintiff's cross-motions.
         On or about November 17, 1994, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Moise Katz Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Harry Newman, Marvin Norworth, individuals, Defendants and Frequency Electronics, Inc., a Delaware corporation, Nominal Defendant", Civil Action No. 13841 ("Katz Delaware Action"). All of the individual defendants named in the complaint, with the exception of Harry Newman ("Newman") and Marvin Norworth ("Norworth"), were all directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. Newman is FEI's secretary/treasurer and Norworth was FEI's contracts manager and has since retired. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed or refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Delaware Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
         The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.
         Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").
         In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17,1995 and a Stipulation and Order of the Court dated June 14, 1995, the Derivative Litigation has been dismissed as to Newman and Norworth and is otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court. FEI has determined to vigorously defend the Derivative Litigation. Discovery has not been commenced. No opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.
         A qui tam action was commenced in the United States District Court for the Eastern District of New York entitled, "United States of America, ex rel. Howard B. Geldart, Plaintiff - Relator v. Frequency Electronics, Inc., Markus Hechler, Harry Newman, Marvin Norworth, and Steven Calceglia, Defendants" (Geldart Qui Tam Action"). The Geldard Qui Tam Action was brought pursuant to the False Claims Act, which is described above.
         The complaint was originally filed on or about October 19, 1993 in camera and under seal pursuant to the provisions of the False Claims Act. An amended complaint was filed on or about April 4, 1995. The Court unsealed the amended complaint on or about June 2, 1995. The amended complaint was served on FEI on or about July 27, 1995. The Government has exercised its right under the False Claims Act to take over the prosecution of this action.
         The amended complaint alleges that FEI created and used materially false cost data to justify cost estimates in bid packages and otherwise, affecting prices and fees charged and paid for defense procurement contracts relating to the AMRAAM missile, and to a program for the replacement of cesium standard parts, and to continue to justify the award of and payments under such contracts; that the false claims caused the United States unknowingly to pay more than the actual cost (plus a reasonable profit) of the products and services; that FEI knowingly made transfers to costs from contract to contract that were unjustified and materially false and otherwise overstated the costs of its contracts; that this materially false cost data was used to support false cost estimates by FEI to the United States or its contractors, to fradulently accelerate costs incurred so as to obtain progress payments, to justify cost estimates in bids for contracts of a nature similar to ones already awarded FEI, and to misrepresent cost information to the United States and its contractors.
         FEI has determined to vigorously defend the Geldart Qui Tam Action. The time of the defendants to answer or move with respect to the amended complaint has been extended up to and including August 16, 1996. To date, none of the defendants have answered the amended complaint.
         On December 22, 1993, February 10, 1994, February 24, 1994, May 10, 1994 and June 7, 1994, Grand Jury Subpoenas Duces Tecum were served on FEI ("Subpoenas"), the Subpoenas were each returnable before a Grand Jury sitting in the United States District Court for the Eastern District of New York. The Subpoenas called for the production of a variety of finance, accounting and other documents, computer records and computer tapes relating to the AMRAAMS. A number of FEI employees have been subpoenaed to appear before the Grand Jury. The prosecutor has not advised as to the theory of this investigation. Based upon the FEI documents subpoenaed, it appears that the inquiry relates to finance and/or pricing matters. FEI is advised the notices provided with the Subpoenas to FEI employees indicate their testimony is required in connection with an investigation related to false statements (18 U.S.C. Section 1001), false claims (18 U.S.C. Section 287), and conspiracy to present fraudulent claims (18 U.S.C. Section 286). FEI regards charges or claims of violations of Government laws and regulations as extremely serious and recognizes that such charges or claims could have a material adverse affect on it. FEI's business is primarily dependent upon contracts with the Government and contracts and subcontracts with other companies as to which the Government or its agencies are the end-user. Under the law, a Grand Jury indictment of FEI or any of its officers, directors or employees, can result in suspension or debarment of FEI from receiving Government contracts for a specified period of time. Registrant is currently subject to such a suspension by reason of its indictment on November 17, 1993. Upon conviction of FEI or in a civil proceeding, the Government may seek fines, penalties, restitution, forfeitures, treble damages or other conditional relief. To date, no charges have been filed, nor claims asserted against FEI as a result of the Grand Jury investigation related to AMRAAM.
         Robert H. Harris, Esq. ("Harris"), a counsel to one of FEI's former employees who was subpoenaed to testify before the Grand Jury, threatened to file a claim against FEI, in the name of such counsel, in the form of a qui tam action pursuant to the False Claims Act. To date, FEI has not been served with any legal process relating to the False Claims Act other than the Government Civil Action, the Muller Qui Tam Action and the Geldart Qui Tam Action.
         FEI has filed claims with its insurance carriers pertaining to potential coverages for directors and officers relating to the first Grand Jury Investigation, the Indictment and the Superseding Indictment, the Government Civil Action, the Muller Qui Tam Action, the Geldart Qui Tam Action, the Solash Action and the Katz Action.
         Certain disclaimers of coverage have been made by the carriers with respect to certain of these matters. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. At the appropriate time, FEI intends to vigorously pursue its rights with respect to these insurance policies.
         Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $919,000, $2,300,000 and $1,819,000 for fiscal years 1996, 1995 and 1994, respectively.

Government Contract Suspension

         On December 14, 1993, Registrant was notified by the U.S. Department of the Air Force that, effective December 13, 1993, it had been suspended from contracting with, or acting as subcontractor under any contract with any agency of the U.S. Government and that such suspension is effective throughout the executive branch of the Government. The suspension is also applicable to Registrant's former chairman and chief executive officer, one of Registrant's directors and former vice presidents, Registrant's secretary and treasurer, who went on leave of absence from such position, and Registrant's contract manager, who went on leave of absence from such position and has since retired. The suspension is temporary, subject to the outcome of legal proceedings against Registrant and certain individuals named above presently pending in the United States District Court as discussed above.
         The suspension does not preclude the completion by Registrant of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with Registrant during the period of suspension when a Government department or agency determines that a compelling reason exists for it to do so. Examples of compelling reasons are: (1) only Registrant can provide the supplies or services required; (2) urgency requires contracting with Registrant; and (3) the national defense requires continued dealings with Registrant. However, except for all of the foregoing, during the period of suspension:

         (1)      Offers  will  not be  solicited  from,  contracts  will not be awarded to, existing contracts will not be renewed or otherwise extended for, and subcontracts requiring Government approval will not be approved for Registrant by any agency in the executive branch of the Government, unless the head of the agency taking the contracting action, or a designee, states in writing the compelling reason for continued business between Registrant and the agency.
         (2) Registrant may not conduct business with the Government as an agent or representative of other contractors and it may not act as an individual surety for other contractors.
         (3) No government contractor may award Registrant a subcontract equal to or in excess of $25,000 unless there is a compelling reason to do so and the contractor first notifies the contracting officer and further complies with certain Government registrations.
         (4) Registrant's affiliation with or relation with any organization doing business with the Government will be carefully examined to determine the impact of these ties on the responsibility of that organization to be a government contractor or subcontractor.
         The suspension regulations allow Registrant the opportunity to contest the suspension by submitting to the suspending agency information and argument in opposition to the suspension. Since Registrant and all of the individual defendants have pleaded not guilty to the Indictment and the Superseding Indictment and denied the charges alleged in the Government's related civil action, denied the allegations in the Muller Qui Tam Action and, it is anticipated, will deny the allegations in the Geldart Qui Tam Action, the Registrant believes that the suspension is unwarranted and, accordingly,
Registrant has undertaken to vigorously contest the suspension. However, to date, the suspension has not been withdrawn and no opinion can be provided as to removing the suspension pending a favorable disposition of the above-described
         If the Indictment results in conviction, the period of suspension could be extended by way of the debarment of Registrant from any future Government contracts or subcontracts. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of Registrant's suspension will be considered in determining the debarment period. The debarring official may also extend the debarment for an additional period if that official determines that an extension is necessary to protect the Government's interest. A debarment may not be extended solely on the basis of the facts and circumstances upon which the initial debarment action was based. The debarring official may likewise reduce the period or extent of debarment, upon Registrant's request, supported by documentation for reasons such as: 1) newly discovered material evidence; 2) reversal of the conviction or civil judgment upon which the debarment was based; (3) bona fide change in ownership or management; 4) elimination of other causes for which the debarment was imposed; or 5) other reasons the debarring official deems appropriate.
         Approximately 55% of Registrant's business is comprised of prime and subcontracts in which the Government is the end-user. The other category of Registrant's business, which it has been expanding in recent years, is in commercial and export markets unrelated to the Government. In view of the extent to which Registrant is currently reliant on Government contracts and subcontracts and the effect which the suspension, unless withdrawn, will have on Registrant's ability to continue to obtain such business, Registrant believes that the suspension and possible debarment is an extremely serious matter which is likely to have a material adverse effect on Registrant's business prospects, financial condition, results of its operations and cash flows. However, Registrant is unable to ascertain at this time whether or not this has been the case.

Environmental Matters

     The State of California Regional Water Quality Control Board has issued certain abatement orders relative to ground water contaminations originating from the site of premises obtained by the Company in connection with an acquisition. In June, 1988, the U.S. Environmental Protection Agency proposed that such premises be added to the National Priorities List, which would subject the premises to the Super-fund requirements of federal law. No estimate as to the cost to clean up the premises has been made or provided to Registrant. Pursuant to the terms of the Purchase Agreement, the seller, a financially capable party, has indemnified Registrant from any damages arising from this environmental matter. Since Registrant has only secondary responsibility, it is of the opinion that the outcome will not have a significant impact on financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
         No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 1996.

Item 4(a) Executive Officers of the Registrant

         The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors. Since fiscal 1994 certain officers have taken voluntary leaves of absence as discussed in Registrant's Form 8-K dated November 17, 1993.

         The names of all executive officers of Registrant and all positions and offices with the Registrant which they presently hold are as follows:
  Joseph P. Franklin - Chairman of the Board of Directors, Chief Executive
                         Officer,  Chief Financial Officer.
  Martin B. Bloch    - President(1), Chief Scientist
  John C. Ho         - Vice President of Research and  Development and Director
  Marvin Meirs       - Vice President, Engineering
  Alfred Vulcan      - Vice President, Systems Engineering
  Markus Hechler     - Vice President, Manufacturing and  Acting Secretary
  Charles S. Stone   - Vice President, Low Noise Development
  Leonard Martire    - Vice President, Space Systems and Business Development
  Harry Newman       - Secretary and Treasurer(2)

         None of the officers and directors are related.

         (1) In connection with the indictment as discussed under item 3 - Legal Proceedings, Martin B. Bloch has taken a leave of absence as president, and no one has been elected as acting president.
         (2) In connection with the indictment as discussed under item 3 - Legal Proceedings, Harry Newman has taken a leave of absence as secretary and treasurer and Markus Hechler, a vice president of Registrant, has been elected acting secretary.

         Joseph P. Franklin, age 62, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors, Chief Executive Officer and, since September 15, 1995, has served as Chief Financial Officer. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.
         Martin B. Bloch, age 60, has been a Director of the Company and of its predecessor since 1961. He recently resigned as Chairman of the Board of Directors and Chief Executive Officer and is currently its President and Chief Scientist. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.
         John C. Ho, age 63, has been employed by the Company and its predecessor since 1961 and has served as a Vice President since 1963 and as a Director since 1968.
          Marvin Meirs, age 58, was employed by the Company in an engineering capacity from 1966 to 1972 and rejoined the Company in such capacity in 1973, serving as Vice President, Engineering since 1978.
          Alfred Vulcan, age 59, joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since 1978.
         Markus Hechler, age 50, joined the Company in 1967, and has served as its Vice President, Manufacturing since 1982, and as Assistant Secretary since 1978. He was elected Acting Secretary in December 1993 when Harry Newman took a leave of absence.
         Charles S. Stone, age 65, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.
         Leonard Martire, age 59, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly owned subsidiary until May 1993 when he was elected Vice President, Space Systems.
         Harry Newman, age 49, has been employed by the Company as Secretary and Treasurer since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

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

       FISCAL QUARTER                        HIGH SALE   LOW SALE
       --------------                        ---------   --------
          1996 -
       FIRST QUARTER                        $5           $3  1/8
       SECOND QUARTER                        5 1/8        3  5/8
       THIRD QUARTER                         6 1/2        3  5/16
       FOURTH QUARTER                        8 1/2        4  7/8
          1995 -
       FIRST QUARTER                        $4 1/4       $3  5/8
       SECOND QUARTER                        4            3  1/8
       THIRD QUARTER                         5 1/2        2  7/8
       FOURTH QUARTER                        5 1/8        3 13/16

     As of July 12, 1996, the approximate number of holders of record of common stock was 969.

DIVIDEND POLICY
         The Registrant has paid no cash dividends on its Common Stock and currently intends to follow a policy of retaining earnings for use in its business.

Item 6.  Selected Financial Data
         The following table sets forth selected financial data including net sales and operating income for the five year period ended April 30, 1996.

                                          Years Ended April 30,
                            1996      1995        1994        1993        1992
                            ----      ----        ----        ----        ----
                                    (in thousands, except share data)
Net Sales
    Components          $  9,349   $  5,602    $  1,965    $  5,216    $  6,998
    Microwave
        Products           1,216         93       2,687      17,335      25,432
    Instruments            9,524     14,065      15,921      17,495      17,398
    Systems                3,801      4,321       6,891       3,185       3,375
    Purchase Services      1,202        --          --          --         --
                          ------   --------    --------    --------    --------

Total Net Sales         $ 25,092   $ 24,081    $ 27,464    $ 43,231    $ 53,203
                        ========   ========    ========    ========    ========

Operating Profit
    (Loss)              $  1,047   ($ 6,025)  ($  6,174)   ($12,279)   $  2,952
                        ========   ========    ========    ========    ========
Net Earnings
    (Loss)              $  2,822   ($ 3,843)  ($  4,622)   ($ 7,966)   $    462
                        ========   ========    ========    ========    ========
Average Common
    Shares and
    Common Equiv-
    alent Shares
    Outstanding       4,626,581   4,835,367   5,410,762    5,596,788  5,751,408
Earnings (Loss)
    per Common and
    Common Equiv-
    alent Shares        $ .61      ($ .80)     ($ .85)       ($1.42)      $.08
                        =====       =====       =====         =====      =====

Total Assets            $68,770     $65,032     $72,655     $97,065     $99,592
                        =======     =======     =======     =======     =======

Long-Term
    Obligations         $14,877     $14,959     $15,327     $24,945     $25,124
                        =======     =======     =======    ========     =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  RESULTS OF OPERATIONS

         The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                    1996      1995      1994
                                                    ----      ----      ----
    Net Sales
          US Government                             55.3%     74.7%     68.7%
          Commercial                                44.7      25.3      31.3
                                                   -----     -----     -----
                                                   100.0     100.0     100.0
    Cost of Sales                                   66.5      85.5      91.3
    Selling and administrative expenses             25.1      31.4      26.2
    Research and development expenses                4.2       8.1       5.0
                                                   -----     -----     -----
    Operating income (loss)                          4.2     (25.0)    (22.5)

    Other income (expense)- net                      7.8       8.5       5.5
    (Provision) benefit for income taxes            (0.8)     (0.3)      0.2
                                                   -----     -----     -----
    Income (loss) before cumulative effect
          of change in accounting principle         11.2     (16.8)    (16.8)
    Net income (loss)                               11.2%    (16.0%)   (16.8%)
                                                   =====     =====     =====

Operating Income

         Operating income for the year ended April 30, 1996, improved by $7.1 million over the year ended April 30, 1995 and by $7.2 million over fiscal year 1994. This result was achieved through increased sales to non-U.S. Government contract customers coupled with significant improvement in gross margins due to cost cutting efforts and the conclusion of certain unprofitable contracts initiated by the Company's former west coast operations. Reduced selling and administrative expenses and more focused research and development costs, as discussed below, further enhanced the operating results for the current fiscal year.

Net Sales

         Net sales in fiscal 1996 increased by over $1 million over fiscal 1995 but were lower than fiscal 1994 by $2.4 million. As illustrated in the table above, commercial sales have become a much more significant portion of the Company's business. Sales to such customers for the fiscal year ended April 30, 1996 increased by $5.1 million over fiscal 1995 and by $2.6 million over fiscal 1994. Sales to non-U.S. Government contract customers are expected to become the dominant source of revenues in subsequent fiscal years. The Company will continue to engage in contracts for which the end user is the U.S. Government but such sales are not expected to increase significantly in absolute sales dollars due mainly to the overall decline in U.S. Government (principally DOD and NASA) spending.

         Sales in fiscal 1994 were higher than in both 1996 and 1995 as a result of the completion of two significant programs that year which were effectively not replaced in subsequent periods. On one of these projects, the customer decided not to exercise certain contract options. Also, as noted above, reductions in DOD and NASA programs have had a negative impact on revenues.

         Included in fiscal 1996 commercial sales is approximately $1.2 million of revenues related to parts procurement and screening services on behalf of the Globalstar Satellite program. The Company expects to recognize an additional $1 million in incentive revenues in fiscal 1997 and intends to actively promote its procurement services on other satellite programs. Fiscal 1996 commercial revenues also benefited from a combined $1.8 million increase in sales of the Company's commercial rubidium product line and the TRW MIMIC/MMIC product lines; sales of which were not significant in fiscal 1994. Sales of these product lines are expected to continue to grow, particularly for commercial rubidium, as the Company further advances its products into the marketplace.

Gross margins

         Gross margins for the fiscal year ended April 30, 1996, showed continued improvement over fiscal years 1995 and 1994, increasing to 33.5% from 14.5% and 8.7%, respectively. These results have been obtained through meaningful cost reductions primarily in the areas of personnel and compensation coupled with operational efficiencies and product mix. Fiscal 1994 gross margins were negatively impacted by higher than anticipated technical development costs incurred during the engineering, design, and production stages of certain projects. The impact of these items was greatly reduced in fiscal 1995 and 1996. In addition, fiscal years 1995 and 1994 incurred costs associated with the restructuring and consolidation of the Company's former west coast facility. The assets and activities of that entity were relocated to the Company's headquarters location during fiscal 1995.

         Gross margin in fiscal 1996 was negatively impacted by the establishment of reserves for certain slow moving or obsolete inventory items and accruals for employee bonuses. Without these charges to earnings, the 1996 gross margin would have been approximately 35.7%. While the Company cannot reasonably predict the need for future inventory reserves or the possibility of cost overruns on existing or future contracts, the Company anticipates that future gross margins will be comparable to that experienced during fiscal 1996.

Selling and administrative expenses

          Selling and administrative costs declined by $1.3 million or 17% for the year ended April 30, 1996, over fiscal 1995 and by $0.9 million or 12% over fiscal 1994. The principal cause of these decreases was a reduced level of activity in 1996 related to the Company's defense of the ongoing litigation with the government and related actions. Related legal fees were $1.4 million less in 1996 than in 1995 and $0.9 million less than in 1994. Offsetting such reduced legal expenses in fiscal 1996, was the increased provision for certain uncollectible accounts receivable and accrued officers and employee bonuses. Bad debt expense for fiscal 1996 was approximately $580,000 compared to nominal bad debt expense in fiscal years 1995 and 1994. Without regard to bad debt expenses, bonuses and the legal fees related to the government litigation, selling and administrative costs in fiscal 1996 were $632,000 lower (12%) than in 1995 and $737,000 lower (14%) than in 1994. This result was achieved through a reduction in the number of personnel, reduced insurance costs and improved operating efficiencies. As sales increase, the ratio of selling and administrative expenses, excluding legal costs, to net sales is expected to decrease. The Company is unable to predict the future level of legal costs for any specific period as this is dependent on factors outside of its immediate control.

Research and development expenses

         Company-funded research and development costs in the year ended April 30, 1996, decreased by $890,000 (46%) and $317,000 (23%) from the levels of spending in fiscal 1995 and 1994, respectively. The decreases in Company-funded costs are the result of an effort to focus research and development activities on a narrower band of commercial projects which will provide the best return on investment. Research and development spending in fiscal 1995 was higher than in 1994 principally due to an intense effort to develop the two VSAT product lines. In fiscal 1996, spending on these product lines continued but at a lower level as development of one line was completed and development on the other line is nearing the preproduction stage. For fiscal 1997, the Company expects to continue to invest in research and development at approximately the same rate as it did for fiscal 1996.

  Other Income and Expense

         For the year ended April 30, 1996, other income (expense)-net decreased by $74,000 (4%) from fiscal 1995 and increased by $473,000 (31%) over fiscal 1994. During fiscal year 1995, the Company realized a gain of approximately $1.2 million on the sale of certain marketable securities. Excluding that one-time gain, 1996 other income (expense)-net were significantly improved over both the fiscal 1995 and 1994 results.

         In particular, interest income increased by $535,000 and $424,000 over fiscal 1995 and 1994, respectively, as the result of both higher interest rates and a notable increase in interest-earning assets in fiscal 1996. Interest income in fiscal 1994 included interest earned on federal income tax refunds which did not recur to the same extent in fiscal 1996 or 1995. Excluding such interest, interest income in fiscal 1996 and 1995 increased by 92% and 13%, respectively, over the comparable 1994 levels. On the other hand, interest expense in fiscal 1996 decreased by $67,000 and $6,000, respectively, from fiscal 1995 and 1994 levels. This was the result of declining long-term debt balances as the Company makes scheduled principal payments, offset by increased interest rates during 1996. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that interest income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal years.

         Other income, net, which consists principally of rental income under the long-term direct finance lease with Lab Corporation of America, should continue at moderately increasing levels over the 15-year term of the lease. As noted above, in fiscal 1995, the Company also realized a one-time gain on the sale of certain marketable securities which was recorded in this line item of the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet continues to reflect a strong working capital position of $41.8 million and $39.1 million at April 30, 1996 and 1995, respectively. Included in working capital at April 30, 1996 is $21.5 million of cash, cash equivalents and short-term investments which are readily convertible to cash should the need arise. The Company's current ratio at April 30, 1996 is 10 to 1 compared to a 13 to 1 ratio at April 30, 1995. The decline in the current ratio is due principally to an increase in trade accounts payable as a consequence of the parts procurement and screening services for the Globalstar Satellite program and to the accrual of certain year-end incentive bonuses as the result of the profitable year experienced by the Company.

         Net cash provided by operating activities for the year ended April 30, 1996, was almost $7 million compared to $4.3 million for fiscal 1995. This significant increase in cash inflow is the result of the return to profitability in 1996 with net income of $2.8 million, certain noncash charges of an additional $2.9 million and the net change in assets and liabilities of $1.3 million.

         Net cash provided by investing activities for the year ended April 30, 1996, was $6.1 million. Of this amount, $5.9 million was provided by the conversion of certain U.S. government and agency securities to short-term money market investments. The Company may continue to convert short-term investments to cash equivalents or invest cash equivalents in longer-term securities as dictated by its investment strategies. An additional $500,000 was received upon the sale of the building owned by the Company's former west coast operation. In addition to cash, the Company received a promissory note in the amount of $1.8 million for the balance of the sale price. The promissory note for the building sale will be repaid in monthly installments over a period of 5 years with a balloon payment at the end.

         During fiscal 1996, the Company acquired new computer software to manage its financial and operational systems. Installation of the software will occur in the early part of fiscal 1997. The total capitalized cost of the software and installation costs is expected to be less than $500,000. The Company has no other material commitments for capital expenditures. Total fixed asset purchases in fiscal 1996 approximated $330,000, including the capitalized software costs.

         Net cash used in financing activities for the year ended April 30, 1996, was $1.4 million compared to $3.3 million in fiscal 1995. Of this amount, $749,000 was used to make regularly scheduled long-term debt payments and $698,000 was used to acquire 185,500 shares of common stock to be held in treasury. The Company may continue to purchase shares for its treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

         The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

         At April 30, 1996, the Company's backlog amounted to approximately $15 million of which approximately $13.7 million is funded. This is compared to the approximately $15 million backlog at April 30, 1995. The April 30, 1996, backlog consists of approximately $8.6 million (57%) for commercial and foreign customers and $6.4 million (43%) for U.S. Government contracts. As discussed more thoroughly in Material Developments, Item 3 and Note 9 to the consolidated financial statements, the Company is temporarily suspended from contracting with any agency of the U.S. Government. Although the Company is becoming less dependent on U. S. Government contracts, the suspension, unless withdrawn, is likely to have a material adverse effect on the Company's business prospects, financial condition and results of operations.

         The Company also has available for income tax purposes, approximately $11.4 million of net operating loss carryforwards which may be applied against future taxable income.


OTHER MATTERS

      On May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Pursuant to Statement 115,
investments in certain debt and equity securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. In accordance with Statement 115, prior period financial statements have not been restated to reflect the change in accounting principle. The favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share which was recorded during the year ended April 30, 1995.
      Effective May 1, 1994, the Company changed its method of accounting for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position ("SOP") 93-6. In fiscal years 1996 and 1995, in accordance with SOP 93-6, the annual expense related to the leveraged ESOP is determined as interest incurred on the note plus compensation cost based on the fair value of the shares released. For the year ended April 30, 1994, compensation cost was based on the cost of the shares released. The effect of this change on the statement of operations for the year ended April 30, 1995 was a benefit of $208,000 or $.04 per share. The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. Prior to fiscal 1995 all ESOP shares were considered outstanding for purposes of calculating earnings per share.

     The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of Registrant. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION
      During fiscal 1996, as in the two prior fiscal years, the impact of inflation on the Registrant's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS
                               ------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.
         We have audited the consolidated financial statements and the financial statement schedule of FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.
         As more fully discussed in Note 9 to the consolidated financial statements, the Company and certain of its employees were indicted and served with a civil suit by the United States Government (the "Government") commencing in November 1993 in the United States District Court for the Eastern District of New York (the "Eastern District") alleging fraud and certain criminal acts relating to certain Government contracts. In addition, certain derivative actions have been filed against the Company, as a nominal defendant, its board of directors, and certain individuals essentially seeking recovery on behalf of the Company for any losses it may incur as a result of the Government indictment and civil actions. The Company, its former chief executive officer and others have also been named as defendants in certain qui tam actions in which claims are made by individuals on behalf of the Government that the Company manufactured certain defective components which were ultimately sold to the Government. The Company was notified by an agency of the Government that it has been temporarily suspended from contracting with the government pending the outcome of the legal proceedings in the Eastern District. The Company and the individual defendants have pleaded not guilty to the indictment and have denied the allegations of the Government, derivative and qui tam actions and will vigorously contest all such civil and criminal proceedings. The government civil action has been stayed pending the resolution of the indictment. The ultimate outcome of these actions and the government's suspension, as well as their impact, if any, on the consolidated financial statements and operations cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.
         In 1995, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities and, as discussed in Note 11, changed its method of accounting for contributions to its Employee Stock Ownership Plan.

                                                  COOPERS & LYBRAND L.L.P.

  Melville, New York
  June 26, 1996.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1996 and 1995
                                   -----------

                           ASSETS:                     1996      1995
                                                       ----      ----
                                                       (In thousands)
     Current assets:
         Cash and cash equivalents                   $15,915   $ 4,291
         Marketable securities (Note 3)                5,632    11,387
         Accounts receivable, net of allowance for
         doubtful accounts of $483 in 1996 and $562
           in 1995 (Note 4)                           13,415    13,894
         Inventories (Note 5)                         10,281    11,168
         Prepaid expenses and other                    1,026     1,257
         Refundable income taxes                                   318
                                                     -------   -------
                Total current assets                  46,269    42,315
     Property, plant and equipment, at cost,
         less accumulated depreciation and
         amortization (Notes 6 and 7)                  8,839     9,192
     Investment in direct finance lease (Note 8)       9,607     9,452
     Other assets                                      4,055     1,777
     Asset held for sale (Note 2)                                2,296
                                                     -------   -------
                Total assets                         $68,770   $65,032
                                                     =======   =======








              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1996 and 1995
                                   -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY:        1996       1995
                                                       ----       ----
                                                        (In thousands)
Current liabilities:
    Current maturities of long-term debt (Note 7)  $    750    $    750
    Accounts payable - trade                          1,379         727
    Accrued liabilities                               2,262       1,782
    Income taxes payable                                 79
                                                    -------     -------
           Total current liabilities                  4,470       3,259

Long-term debt, net of current maturities (Note 7)   11,438      12,187
Deferred compensation (Note 11)                       3,302       2,628
Other                                                   137         144
                                                    -------     -------
                                                     19,347      18,218
                                                    -------     -------
Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Note 11):

    Preferred stock - authorized 600,000 shares
           of $1.00 par value; no shares issued
    Common stock - authorized  20,000,000 shares
           of $1.00 par value; issued- 6,006,300
            shares in 1996 and 1995                   6,006       6,006
    Additional paid-in capital                       35,024      35,131
    Retained earnings                                16,265      13,443
                                                    -------     -------
                                                     57,295      54,580
    Common stock reacquired and held in treasury -
           at cost (1,159,905 shares in 1996 and
           964,305 shares in 1995)                   (5,075)     (4,387)
     Unamortized ESOP debt (Notes 7 and 11)          (2,000)     (2,500)
     Notes receivable - common stock (Note 10)         (740)       (822)
     Unearned compensation                             (113)        (18)
     Unrealized holding gain (loss)                      56         (39)
                                                   --------    --------
           Total stockholders' equity                49,423      46,814
                                                   --------    --------
     Total liabilities and stockholders' equity    $ 68,770    $ 65,032
                                                   ========    ========


              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years ended April 30, 1996, 1995, and 1994
                                   -----------

                                                 1996       1995      1994
                                              (In thousands, except share data)

Net sales (Note 13)                            $25,092    $24,081    $27,464
                                               -------    -------    -------
Cost of sales                                   16,689     20,602     25,083
Selling and administrative expenses              6,306      7,564      7,188
Research and development expenses                1,050      1,940      1,367
                                               -------    -------    -------

      Total operating expenses                  24,045     30,106     33,638
                                               -------    -------    -------
           Operating profit (loss)               1,047     (6,025)    (6,174)

Other income (expense):
      Interest income                            1,293        758        869
      Interest expense                            (967)    (1,034)      (973)
      Other, net (Notes 3 and 8)                 1,649      2,325      1,606
                                               -------    -------    -------
Earnings (Loss) before (provision)
    benefit for income taxes                     3,022     (3,976)    (4,672)
(Provision) benefit for income
    taxes (Note 12)                               (200)       (82)        50
                                               -------    -------    -------
Net Earnings (Loss) before cumulative
    effect of change in accounting principle     2,822     (4,058)    (4,622)
Cumulative effect of change in
    accounting principle                                      215
                                               -------    -------    -------
Net Earnings (Loss)                            $ 2,822    ($3,843)   ($4,622)
                                               =======    =======    =======
Earnings (Loss) per common share before
     cumulative effect of change in
     accounting principle (Note 1)             $ .61      ($ .84)    ($ .85)

Cumulative effect of change in
     accounting principle                                    .04
                                               -----      -------    -------

Earnings (Loss) per common share               $ .61      ($ .80)    ($ .85)
                                               =====      =======    =======

Weighted average common shares and
     common share equivalents outstanding
     (Note 1)                                4,626,581   4,835,367  5,410,762
                                             =========   =========  =========


              The accompanying notes are an integral part of these
                             financial statements.


                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 1996, 1995 and 1994
                        (In thousands, except share data)
                           ---------------------------

                                                                                                              Unrealized
                                                                                                               gain or
                                                                                                              (loss) on
                                           Additional         Treasury stock            Receivable            noncurrent
                              Common Stock  paid-in  Retained    (at cost)   Unamortized Common    Unearned    marketable
                             Shares  Amount capital  earnings Shares  Amount  ESOP debt  Stock   compensation  securities     Total
                             ------  ------ ------- --------  ------  ------  ---------   -----  ------------  ----------   -------
Balance at May 1, 1993     6,006,300 $6,006 $35,339 $21,908   496,505 ($2,423) ($3,500)            ($215)                   $57,115
Exercise of restricted
    stock purchase rights                                      (4,000)      4                        (33)                       (29)
Amoritization of unearned
    compensation                                                                                     169                        169
Purchase of treasury                                          126,800    (556)                                                 (556)
stock
Amortization of ESOP debt
    as a result of shares
    allocated                                                                      500                                          500

Net loss                                             (4,622)                                                                 (4,622)
                           ---------  -----  ------  ------   -------  ------   ------    -----    ------       ------      -------
Balance at April 30, 1994  6,006,300  6,006  35,339  17,286   619,305  (2,975)  (3,000)              (79)                    52,577
Amortization of unearned
    compensation                                                                                      61                         61
Purchase of treasury                                          345,000  (1,412)                                               (1,412)
stock
Amortization of ESOP debt
    as a result of shares
    allocated                                  (208)                               500                                          292
Decrease in market value
    of marketable                                                                                                 (39)          (39)
securities
Advances to officers and
    employees for the
    purchase of stock                                                                      (822)                               (822)
Net loss                                             (3,843)                                                                 (3,843)
                           ---------  -----  ------  ------   -------  ------    ------    -----   ------       ------      -------
Balance at April 30, 1995  6,006,300  6,006  35,131  13,443   964,305  (4,387)  (2,500)    (822)     (18)         (39)       46,814

Amortization of ESOP debt
    as a result of shares
    allocated                                  (156)                               500                                          344
Shares issued under
    restricted stock plan                        49           (25,000)     92                       (116)                        25
Purchase of treasury                                          200,600    (698)                                                 (698)
stock
Restricted stock
surrendered
    to treasury stock                                          20,000     (82)                82
Amortization of unearned
    compensation                                                                                      21                         21
Increase in market value
of marketable securities                                                                                           95            95
Net earnings                                          2,822                                                                   2,822
                           --------- ------ ------- ------- --------- -------  -------     -----   ------        ----       -------
Balance at April 30, 1996  6,006,300 $6,006 $35,024 $16,265 1,159,905 ($5,075) ($2,000)   ($740)   ($113)        $ 56       $49,423
                           ========= ====== ======= ======= ========= =======  =======     =====   ======        ====       =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1996, 1995 and 1994
                                   -----------
                                                   1996      1995        1994
                                                   ----      ----        ----
                                                        (In thousands)
Cash flows from operating activities:
    Net earnings (loss)                          $2,822    ($3,843)    ($4,622)
    Adjustments to reconcile net earnings
      (loss) to net cash provided by
       operating activities:
        Depreciation and amortization
          Property                                  974        995       1,576
          Other                                      20         20        (425)
        Provision for losses on accounts
          receivable and inventories                996
        (Gains) losses on marketable securities     (59)    (1,197)        (94)
        Loss (gain) on sale or disposal of
          property, plant and equipment              (4)                   560
        Common stock issued for compensation
          plans                                                              4
        Amortization resulting from
          allocation of ESOP shares                 344        292         500
        Employee benefit plan provisions            765        717         237
        Finance lease accretion                    (155)      (188)       (156)
    Changes in assets and liabilities:
      Accounts receivable                          (101)     8,318      10,265
      Inventories                                   180        322       1,672
      Prepaid and other                             231       (360)        290
      Other assets                                 (511)       685         883
      Accounts payable - trade                      652       (357)       (111)
      Accrued liabilities                           480       (800)     (4,912)
      Income taxes payable                           79                   (281)
      Refundable income taxes                       318        (31)      1,335
      Other liabilities                             (78)      (311)        __
                                                 ------     ------      ------
Net cash provided by operating activities         6,953      4,262       6,721
                                                 ------     ------      ------

Cash flows from investing activities:
  Purchase of marketable securities                        (11,094)
  Proceeds from disposition of marketable         5,910      3,440
     securities
  Capital expenditures                             (330)      (168)       (404)
  Proceeds from sale of property, plant
     and equipment                                  513         34
                                                 ------     ------      ------
Net cash provided by (used in) investing
            activities                            6,093     (7,822)       (370)
                                                 ------     ------      ------




                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1996, 1995 and 1994
                                   (Continued)
                                   -----------
                                                1996       1995        1994
                                                ----       ----        ----
                                                      (In thousands)
Cash flows from financing activities:
    Principal payments of long-term debt        (749)     (1,086)    (11,913)
    Purchase of treasury stock                  (698)     (1,412)       (556)
    Sale of stock from treasury                   25
    Notes receivable from employees                         (822)
    Proceeds from long-term borrowings                                   800
                                              ------      ------      ------
          Net cash used in financing
              activities                      (1,422)     (3,320)    (11,669)
                                              ------      ------      ------

          Net increase (decrease) in cash
              and cash equivalents            11,624      (6,880)     (5,318)

Cash and cash equivalents at
    beginning of year                          4,291      11,171      16,489
                                              ------      ------      ------

Cash and cash equivalents at
    end of year                              $15,915     $ 4,291     $11,171
                                             =======     =======     =======


Supplemental disclosures of cash flow information (Note 15): Cash paid during the year for:

    Interest                                   $942       $1,017        $833
                                               ====       ======        ====

    Income taxes                               $ 81         $151        $383
                                               ====       ======       =====





                          The accompanying notes are an
                  integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

    Principles of Consolidation:

    The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

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

    If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

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

    In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.

    Income Taxes:

    Deferred tax liabilities and assets are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Earnings Per Share:
    Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding. Fully diluted earnings per share are not presented since they do not materially vary from primary earnings per share.

    Marketable Securities:

    Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. At April 30, 1994, these investments were recorded at the lower of aggregate cost or market. Substantially all of the marketable securities at April 30, 1996 and April 30, 1995 were held in the custody of one financial institution.

    On May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Pursuant to Statement 115, investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. In accordance with Statement 115, prior period financial statements have not been restated to reflect this change in accounting principle. For the year ended April 30, 1995, the favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share.

    Cash Equivalents:

    The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may be in excess of the FDIC insurance limit. No losses have been experienced on such investments.

    Fair Values of Financial Instruments:

    Cash and cash equivalents and loans payable are reflectedin the accompanying
    consolidated   balance  sheets  at  amounts  considered  by  management  to reasonably approximate fair value. Management is not aware of any factors that would significantly affect the value of these amounts.

    Stock-based  Plans:

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based plans. The Statement, which becomes effective in fiscal 1997, requires the Company to choose between accounting for issuances of stock and other equity instruments to employees based on their fair value or disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company has begun to gather the documentation necessary to address the impactof this Statement in relation to its stock-based employee plans. The Company will likely choose the disclosure method to report this information in future financial statements.

2.  Restructuring
    In the fourth quarter of fiscal 1993, the Company recorded a $5.4 million charge relating to the consolidation of the Company's west coast operations with its east coast headquarters facility. The restructuring, which consolidated the manufacturing, engineering and marketing functions and resulted in the sale or disposal of certain unprofitable product lines, is substantially complete. At April 30, 1995, the only remaining asset was a building which had been written down to its estimated realizable value of $2.3 million. In June 1995, the building was sold for such amount. The Company received $500,000 in cash and a promissory note for $1.8 million. Such note bears interest at 10% and requires monthly installments of principal and interest of $19,343 until July 31, 2000 when the entire remaining principal balance shall be due and payable.

3.  Marketable Securities
    Marketable securities at April 30, 1996 and 1995 are summarized as follows (in thousands):
                                                   April 30,1996
                                                                Unrealized
                                                      Market      Holding
                                        Cost          Value     Gain (Loss)
          Fixed income securities    $ 4,231        $ 4,346       $ 115
          Equity Securities            1,345          1,286         (59)
                                      ------        -------       -----
                                     $ 5,576        $ 5,632       $  56
                                     =======        =======       =====

                                                    April 30,1995
                                                                 Unrealized
                                                     Market        Holding
                                        Cost         Value       Gain (Loss)
          Fixed income securities    $ 9,965       $ 10,019         $54
          Equity Securities            1,461          1,368         (93)
                                      ------        -------         ---
                                     $11,426       $ 11,387        ($39)
                                     =======       ========         ===

    As of April 30, 1996, gross unrealized gains on fixed income securities were $115. Gross unrealized losses on equity securities were $59. As of April 30, 1995, gross unrealized gains and losses on fixed income securities were $123 and $69, respectively. Gross unrealized losses on equity securities were $93. Maturities of fixed income securities classified as available for sale at April 30, 1996 are as follows (in thousands):
          Current                                            $  960
          Due after one year through five years               2,674
          Due after five years through ten years                498
          After ten years                                        99
                                                            -------
                                                             $4,231
                                                             ======

    The proceeds from sales of available-for-sale securities and the gross realized gains (based on specific identification) were $174 thousand and $58 thousand, respectively for the year ended April 30, 1996. For the year ended April 30, 1995, proceeds from sales of available-for-sale securities and the gross realized gains were $2.4 million and $1.2 million, respectively.

4.  Accounts Receivable
    Accounts  receivable  include  costs  and  estimated  earnings  in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $5,315,000 at April 30, 1996 and $5,456,000 at April 30, 1995. Such amounts represent revenue recognized on long-term contracts that has not been billed as of the balance sheet date.

5.  Inventories
    Inventories, which are reported net of reserves of $940,000 and $524,000, at April 30, 1996 and 1995, respectively, consisted of the following
    (in thousands):
                                               1996           1995
                                               ----           ----
        Raw Materials and Component Parts     $1,998         $1,569
        Work in Progress                       8,283          9,599
                                              ------        -------
                                             $10,281        $11,168
                                             =======        =======
    Title to all inventories related to United States Government contracts that provide for progress billings vests in the U.S. Government.

6.  Property, Plant and Equipment
    Property, plant and equipment consists of the following (in thousands):
                                                1996         1995
                                                ----         ----
        Buildings and building improvements   $ 8,751      $ 8,753
        Machinery, equipment and furniture     15,191       15,079
        Capitalized leases                        121          152
                                               ------       ------
                                               24,063       23,984
        Less, accumulated depreciation and
               amortization                    15,224       14,792
                                              -------       ------
                                              $ 8,839      $ 9,192
                                              =======      =======
    Depreciation  and  amortization  expense for the years ended April 30, 1996,
    1995  and  1994  was  $974,000,  $995,000,  and  $1,576,000,   respectively.
    Maintenance and repairs charged to operations for the years ended April 30, 1996, 1995 and 1994 was approximately $320,000, $562,000, and $880,000, respectively. Portions of a building owned by the Company are leased to outside parties. Related cost and accumulated depreciation at April 30, 1996 are approximately $565,000 and $163,000, respectively.

7.  Long-Term Debt
    Long-term debt consists of the following (in thousands):
                                                        1996           1995
                                                        ----           ----

       Unsecured note payable in forty equal
       quarterly installments of $125,000
       through April 1, 2000 with interest at
       adjusted  LIBOR plus 1.00% (6.7813%
       at April 30, 1996) (1)                        $ 2,000         $ 2,500

       Nassau County Industrial Development
       Bonds payable in quarterly installments
       of $62,500 through September 30, 2000 at
       79% of prime(6.5175%at April 30, 1996) (2)      1,188           1,437

       Real Estate Construction Loan in the
       amount of $9,000,000, maturity date
       July 31, 1997 with interest at LIBOR
       plus  1.375%  (6.625% at April 30,
       1996) or prime plus 0.25% (3)                   9,000           9,000
                                                      ------          ------
                                                      12,188          12,937
          Less, current maturities                       750             750
                                                      ------          ------
                                                     $11,438         $12,187
                                                     =======         =======

         (1) This note, originally in the amount of $5,000,000, was used to fund the purchase of 714,286 shares of the Company's common stock for the Employee Stock Ownership Plan (see Note 11). Under the terms of this loan the Company has the right to borrow either at the bank's stipulated prime rate, at LIBOR plus 1.0% or at a designated fixed rate to be determined.

         (2) This obligation is collateralized by certain property, plant and equipment having a net book value of approximately $6,175,000 at April 30, 1996.

         (3) This obligation is collateralized by the tenant's assets for which a building was constructed (see Note 8).

    Aggregate amounts of long-term debt scheduled to mature in each of the subsequent years ending April 30, are as follows (in thousands):

                                 1997           $   750
                                 1998             9,750
                                 1999               750
                                 2000               750
                                 2001               188
                                                -------
                                                $12,188

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

    Lease commitments and related sublease rental income for real property at April 30, 1996 are as follows (in thousands):

                                   Aggregate Lease          Sublease
                                     Commitments          Rental Income

                      1997          $   247                 $  66

                      1998              226                    66

                      1999              191                    66

                      2000              175                    66

                      2001              167                    66

       2002 and thereafter           18,630                   396
                                    -------                  ----

                                    $19,636                  $726
                                    =======                  ====

    Lease rental expenses, including real estate taxes, charged to operations for the years ended April 30, 1996, 1995 and 1994 were approximately $783,000, $1,036,000 and $910,000, respectively.

    Sublease rental income for the years ended April 30, 1996, 1995 and 1994 was approximately $66,000 in each year.

    Direct Finance Lease:

    During 1993, construction was completed on a building which is being leased to Laboratory Corportation of America ("LCA") formerly National Health Laboratories, Inc. under a fifteen year direct finance lease.

    Income on this direct finance lease is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Minimum rentals are based on the specified rental rate in the agreement and are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. During fiscal 1996, 1995 and 1994, rental reductions, representing actual interest savings, of approximately $240,618, $286,000, and $437,000, respectively were passed through to LCA.

    The Company's net investment in the direct finance lease is as follows (in thousands):

     Minimum lease payments receivable       $26,132

     Unearned Income                         (16,525)

     Net Investment                          $ 9,607
                                             =======


    The scheduled maturities for the direct financing lease receivable at April 30, 1996 are as follows (in thousands):

                             1997                  $ 1,804

                             1998                    1,895

                             1999                    1,989

                             2000                    2,089

                             2001                    2,194

                             2002 and thereafter    16,161
                                                   -------
                                                   $26,132
                                                   =======

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

    Private Civil Derivative Actions:

    On December 1, 1993, and February 4, 1994, two separate derivative shareholder actions (pursuant to a court order, are now consolidated under one civil action) were served in state court actions against the Company as a nominal defendant and the entire board of directors and certain individuals. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The substance of the complaint in each action is similar and comprises a series of allegations that the misconduct of Company personnel, involved in the aforementioned Indictment, is such that it exposes the Company to material and substantial monetary judgments and penalties and the loss of significant business, and the directors were under a fiduciary obligation to manage and control the business operations of the Company and the conduct of its personnel. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by the Company on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. The Company and the other defendants have denied the allegations of and intend vigorously to contest the derivative actions. The derivative shareholder actions have been stayed pending the disposition of the Indictment, and related investigations.

    Qui Tam Actions:

    In March 1994, a qui tam action was served upon the Company and Martin Bloch, its former chief executive officer and in July 1995, a separate qui tam action was served upon the Company and certain employees of the Company. A qui tam action is a form of derivative action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The March 1994 complaint alleges that the Company, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. The July 1995 complaint alleges that the Company created and used materially false cost data to justify cost estimates in bid packages and otherwise affecting prices and fees charged and paid for defense procurement contracts relating to the AMRAAM missile and to a program for the replacement of cesium standard parts, and to continue to justify the award of the payments under such contracts; that the false claims caused the United States unknowingly to pay more than the actual cost (plus a reasonable profit) of the products and services; that FEI knowingly made transfers to costs from contract to contract that were unjustified and materially false and otherwise overstated the costs of its contracts; that this materially false cost data was used to support false cost estimates by FEI to the United States or its contractors, to fraudulently accelerate costs incurred so as to obtain progress payments, to justify cost estimates bids for contracts of a nature similar to ones already awarded FEI, and to misrepresent cost information to the United States and its contractors. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the March 1994, qui tam action. The Company intends to vigorously defend the July 1995 qui tam action, but as of year end, none of the defendents have answered the complaints. A response is not required until August 1996.

    Company Position and Legal Fees:

    The Company and the individual defendants in each of the legal matters described above consider the allegations and the charges asserted to be unjustified. They further consider the actions of the Company and the individual defendants with respect to the subject matter of these charges to have been taken in good faith and without wrongful intent, criminal or otherwise. Because of the uncertainty associated with the foregoing matters, the Company is unable to estimate the potential liability or loss that may result, if any, and accordingly, no provision has been made in the accompanying consolidated financial statements. Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $919,000, $2,300,000 and $1,819,000, for fiscal years ended 1996, 1995 and 1994, respectively.

    Government Contract Suspension:

    On December 14, 1993, the Company was notified by the U.S. Department of the Air Force that, effective December 13, 1993, it had been suspended from contracting with, or acting as subcontractor under any contract with any agency of the Government and that such suspension is effective throughout the executive branch of the Government. The suspension is also applicable to: Martin Bloch, FEI's former chairman and chief executive officer, presently on leave of absence from the position of president; Harry Newman, FEI's secretary and treasurer, presently on leave of absence from such positions; and Marvin Norworth, FEI's contract manager who went on a leave of absence from such position and has since retired. The suspension is temporary, subject to the outcome of legal proceedings against the Company and certain individuals presently pending in the Eastern District as discussed above. The suspension does not preclude the completion by the Company of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with the Company during the period of suspension when a Government department or agency determines that a compelling reason exists for it to do so. The suspension allows the Company the opportunity to contest the suspension by submitting information and argument in opposition to the suspension. Since the Company and all the individual defendants have pleaded not guilty to the Indictment and denied the charges alleged in the Government's related civil action, denied the allegations in the Muller Qui Tam Action and, it is anticipated, will deny the allegations in the Geldart Qui Tam Action, the Company believes that the suspension is unwarranted and, accordingly, is vigorously contesting the suspension. However, to date, the suspension has not been withdrawn and no assurance can be given as to removing the suspension pending a favorable disposition of the aforementioned legal proceedings. If the Indictment results in conviction, the period of suspension could be extended by way of debarment of the Company from any future Government contracts or subcontracts. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of the Company's suspension will be considered in determining the debarment period.

    Approximately 55% of the Company's revenue for fiscal 1996 is comprised of prime and subcontracts in which the Government is the end-user. The other category of the Company's business is in commercial and export markets unrelated to the Government. In view of the extent to which the Company is currently reliant on government contracts and subcontracts and the effect which the suspension, unless withdrawn, will have on the Company's ability to continue to obtain such business, the Company believes that the suspension and possible debarment is an extremely serious matter which is likely to have a material adverse effect on the Company's business prospects, financial condition, results of its operations and cash flows.

    Unasserted Claims:

    By reason of a separate Grand Jury investigation, the Company was served at various times with a series of Grand Jury subpoenas commencing in late December 1993. The subpoenas, with which the Company complied, called for the production of a variety of finance, accounting and other documents relating to AMRAAMS. The prosecutor has not advised as to the theory of this investigation. Based upon the documents subpoenaed, it appears that the inquiry relates to finance and/or pricing matters. The Company regards charges or claims of violations of Government laws and regulations as extremely serious and recognizes that such charges or claims could have a material adverse affect on it. In the event of an indictment and conviction against the Company in this matter, the Government may seek fines, penalties, restitution, forfeitures, treble damages or other conditional relief. The Company would also be subject to the suspension and debarment regulations of the Department of Defense described above. To date, no charges have been filed nor claims asserted against the Company as a result of this Grand Jury investigation.

    Environmental Matters:

    In connection with an acquisition in 1987, the Company obtained certain real estate which the U.S. Environmental Protection Agency proposed be added to the National Priorities List which would subject the premises to the Superfund requirements of the law. No estimate as to the cost to clean up the premises has been made or provided to the Company. Pursuant to the terms of the purchase agreement, the seller, a financially capable party, indemnified the Company from any liabilities arising from this environmental matter and, accordingly, it is management's opinion that the outcome will not have a significant impact on the Company's financial position, results of operations or cash flows.

    Other:

    The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

10.  Notes Receivable - Common Stock

    In October 1994, certain officers and employees acquired an aggregate of 250,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (8.25% at date of issuance) which is payable and adjusted annually. The principal is due in its entirety at the earlier of termination of employment or October 1999. During the year ended April 30, 1996, one of the officers left the Company and surrendered 25,000 shares acquired under this arrangement. Accordingly, the related note receivable was satisfied.

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

    Transactions under these plans are as follows:

                                                  1996       1995        1994
                                                  ----       ----        ----

        Outstanding at beginning of year        543,071     591,446     560,846

        Granted                                  52,000                 113,000

        Expired or canceled                     (12,156)    (48,375)    (82,400)
                                                -------     -------     -------

        Outstanding at end of year              582,915     543,071     591,446
                                                =======     =======     =======

        Options exercisable at end of year      494,915     380,428     478,446
                                                =======     =======     =======
        Options available for grant
                 at end of year                 278,698     327,198     296,548
                                                =======     =======     =======

     At April 30, 1996 and 1995 option prices per share were $4.875 - $6.875

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

                                                   1996        1995       1994
                                                   ----        ----       ----

       Exercisable at beginning of year           25,000      25,000      7,500

       Granted (purchase price-$1.00 per share)   90,000                 25,000

       Exercised and expired                     (25,000)                (7,500)
                                                --------    --------    --------

       Exercisable at end of year                 90,000      25,000     25,000
                                                 =======     =======    =======

       Balance of shares available for
          grant at end of year                    62,500     152,500    152,500
                                                 =======     =======    =======

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

    Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. At April 30,1996, 330,048 shares were allocated to participant accounts.

    Effective May 1, 1994, the Company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $515,000 and $479,000 for the years ended April 30, 1996 and 1995, respectively. For the year ended April 30,1994, compensation cost was based on the cost of the shares released and the annual expense (including interest) was $610,000. The effect of this change on the statement of operations for the year ended April 30, 1995 was a benefit of $208,000 or $.04 per share.

    The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. In fiscal 1994 all ESOP shares were considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximates $1.4 million and $1.7 million at April 30, 1996 and 1995, respectively.

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

    Deferred compensation expense charged to operations during the years ended April 30, 1996, 1995, and 1994 was approximately $744,000, $717,000, and
    $598,000, respectively.

    Profit Sharing Plan:

    The Company has a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. There were no such contributions in fiscal 1996, 1995 or 1994.

    Income Incentive Pool:

    The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company,which formula is based on pre-tax profits. The Company charged $125,000 to operations under these plans for the fiscal year ended April 30, 1996. The Company had no charges to operations for the fiscal years ended April 30, 1995 and 1994.

12.  Income Taxes

    The provision (benefit) for income taxes consists of the following (in thousands):

                                      1996         1995          1994
                                      ----         ----          ----

         Current Federal             $  45                       ($92)
         Current State and Local       155          $82            42
                                      ----          ---         -----
                                      $200          $82          ($50)
                                      ====          ===          ====



    The components of deferred taxes are as follows (in thousands):

                                                    1996            1995
                                                    ----            ----
         Deferred tax assets:

             Accounts receivable                 $    84          $   372

             Employee benefits                     1,708            1,350

             Inventory                               643              353

             Asset writedowns                                         719

             Miscellaneous                             3

             Net operating loss carryforwards      4,542            4,456
                                                   -----            -----

                Total deferred tax asset           6,980            7,250
                                                   -----            -----

         Deferred tax liabilities:

             Property, plant and equipment         2,248            2,220
                                                   -----            -----

          Net deferred tax asset                   4,732            5,030

          Valuation allowance                     (4,732)          (5,030)
                                                  ------           ------
                                                  $  -             $  -
                                                  ======           ======

    The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate.

                                                    1996       1995       1994
                                                    ----       ----       ----
                                                         (In thousands)
       Computed "expected" tax expense (benefit)   $1,027   ($1,352)    ($1,588)
       State and local tax, net of federal
       benefit                                        102        55          89
       Dividend received deduction                    (21)      (22)        (22)
       Loss carryforward for which no tax                     1,372       1,454
       benefit was recorded
       Benefit of loss carryforward                  (917)
       Other items, net, none of which
           individually exceeds 5% of
           federal taxes at statutory rates             9        29          17
                                                  -------    ------      -------
                                                  $   200    $   82      ($  50)
                                                  =======    ======      =======


    At April 30, 1996, the Company has net operating loss carryforwards of approximately $11 million which may be applied against future taxable income and which expire in fiscal years 2008 through 2010.

13.  Industry and Operations

    The Company is engaged in the manufacture and sale of precision time and frequency control products for defense and space for U.S. Government end use and commercial communication and non-U.S. defense and space. As a result, the Company's operations have been classified into two business segments as follows (in thousands):

                                         1996          1995         1994
                                         ----          ----         ----
           Net sales:
              Commercial              $ 11,220       $ 6,103      $ 8,597
              U.S. Government           13,872        17,978       18,867
           Operating income (loss):
              Commercial                 2,140        (2,088)      (1,982)
              U.S. Government            1,551           281         (513)
              Corporate                 (2,644)       (4,218)      (3,679)
           Identifiable assets:
              Commercial                10,408         6,348       10,677
              U.S. Government           23,103        27,606       37,838
              Corporate                 35,259        31,078       24,140
           Depreciation:
              Commercial                   427           351          275
              U.S. Government              517           615        1,202
              Corporate                     30            29           99
           Capital expenditures:
              Commercial                     3            40          124
              U.S. Government              327           128          277
              Corporate                                                 3

    Sales to Hughes Aircraft Company (HAC) and Space Systems Loral each exceeded 10% of the Company's consolidated sales for the year ended April 30, 1996. Collectively these two companies accounted for approximately 39% of the Company's consolidated sales for the same period. For the year ended April 30, 1995, sales to HAC, TRW and Raytheon Corp. exceeded 10% individually and 56% collectively of consolidated sales. For the year ended April 30, 1994, sales to HAC and Raytheon Corp. exceeded 10% individually and 40% collectively of consolidated sales.

    For the fiscal year ended April 30, 1996, the sales to HAC were substantially all for U.S. Government end-use while the sales to Space Systems Loral were for commercial communication and foreign defense and space applications. Sales to the above named customers in the fiscal years ended April 30, 1995 amd 1994 were substantially all for U.S. government end-use.

    The loss by the Company of any one of these customers or, for those customers contracting with the U.S. Government, the loss of any contracts which are partially subcontracted to the Company, would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and, except for the pending legal proceedings discussed in Note 9, is not aware of any prospect for the cancellation of or significant reduction of any of their U.S. Government contracts in which the Company is involved.

    Export sales were as follows (in thousands):

                                                1996          1995         1994
                                                ----          ---          ----
           Korea                              $1,858        $  100
           Canada                                525         1,071
           Italy                                   9           663        $2,032
           United Kingdom                        871           671           903
           Indonesia                             427            21
           Other                                 631         1,386         1,518
                                              ------        ------        ------
                                              $4,321        $3,912        $4,453
                                              ======        ======        ======
14.  Interim Results (Unaudited)

    Quarterly results for fiscal years 1996 and 1995 are as follows (in thousands, except per share data):

                                                        1996 Quarter
                                           1st        2nd        3rd        4th
          Net sales                      $5,338     $5,576     $6,513    $7,665
          Gross profit                    1,337      1,979      2,224     2,863
          Net earnings                      256        971        913       682
          *Income per share                0.05       0.19       0.19      0.15

                                                        1995 Quarter
                                           1st        2nd        3rd       4th
          Net sales                      $6,616    $ 5,958    $ 5,479    $6,028
          Gross profit                    1,375        698        613       793
          Loss before cumulative
          effect of accounting change      (613)    (1,713)      (470)   (1,262)
          Net loss                         (398)    (1,713)      (470)   (1,262)
          *Loss per share before
           cumulative effect of
           accounting change              (0.11)     (0.32)     (0.09)    (0.31)
          *Loss per share                 (0.07)     (0.32)     (0.09)    (0.31)

        *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

15.  Other Information

    The following provides information about investing and financing activities of the Company that affect assets or liabilities but do not result in cash flow for the three years ended April 30, 1996, 1995 and 1994 and, therefore, are excluded from the Consolidated Statements of Cash Flows (in thousands):

                                               1996        1995        1994
                                               ----        ----        ----

       Sale of a building, classified as
       asset held for sale in 1995, for
       $2.3  million consisting  of $500
       thousand in cash and a promissory
       note for $1.8 million.                $1,800

       Reclassification of a building
       to asset held for sale                                         $2,700

       Write-off of fully depreciated
        fixed assets                            543        $6,634

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

           Column A         Column B       Column C        Column D   Column E
           --------         --------       --------        --------   --------
                                           Additions
         Description        Balance    Charged   Charged to
                              at       to costs   other               Balance at
                           beginning     and     accounts  Deductions   end of
                           of period   expenses  -describe -describe    period
 Year ended April 30,1996

   Allowance for doubtful
   accounts                   $562      $580                 $659(a)       $483



 Year ended April 30,1995

   Allowance for doubtful
   accounts                   $562                                         $562



 Year ended April 30,1994

   Allowance for doubtful
   accounts                   $562                                         $562



 (a)  Accounts written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 27, 1996.

Item 11.  Executive Compensation

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 27, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 27, 1996.

Item 13.  Certain Relationships and Related Transactions

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 27, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)        (1) FINANCIAL STATEMENTS

                  The financial statements and financial statement schedules are listed below and are filed as part of this report.

     Index to Financial Statements and
    Financial Statement Schedules

    Included in Part II of this report:

                                                                         Page(s)

         Report of Independent Accountants                                  25

         Consolidated Balance Sheets                                      26-27
             April 30, 1996 and 1995

         Consolidated Statements of Operations
              - years ended April 30, 1996, 1995 and 1994                   28

         Consolidated Statements of Changes in Stockholders' Equity
              - years ended April 30, 1996, 1995 and 1994                   29

         Consolidated Statements of Cash Flows
             - years ended April 30, 1996, 1995 and 1994                  30-31

         Notes to Consolidated Financial Statements                       32-48

    (2) FINANCIAL STATEMENT SCHEDULES

        Included in Part II of this report:

         Schedule II - Valuation and Qualifying Accounts                    49

         Other financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

      (3) EXHIBITS

           Exhibit 23.1- Consent of Independent Accountants                 62

           The exhibits listed on the accompanying index to exhibits beginning on page 52 are filed as part of this annual report.

(b)   REPORTS ON FORM 8-K

         Registrant's Forms 8-K, dated July 27, 1995 and December 14, 1995, containing disclosure under Item 5 thereof, were filed with the Securities and Exchange Commission during the quarters ended July 31, 1995 and January 31, 1996, respectively.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:


                                                              Exhibit No.
                                                              as filed with
                                                              Registration
Exhibit No.   Identifica-                                     Statement or
in this       tion per Reg.  Description                      report specified
Form 10-K     229.601(b)     of Exhibit                       below
- ---------     ----------     --------------------------       ----------------

       1          (3)        Copy of Ceritificate of
                             Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware (1)                            3.1

       2          (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware on March 27,
                             1981 (2)                                   3.2

       3          (3)        Copy of By-Laws of the
                             Registrant, as amended
                             to date (3)                                3.3

       4          (4)        Specimen of Common Stock
                             certificate (1)                            4.1

       5          (10)       Lease agreement as amended,
                             between Registrant and Hyde
                             Park Associates (predecessor
                             in interest to We're
                             Associates Company) (4)                   10.1

       6          (10)       Stock Bonus Plan of Registrant
                             and Trust Agreement
                             thereunder (4)                            10.2

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     -----------    ---------------------------        ----------------
       7          (10)       Employment agreement
                             between Registrant and
                             Martin B. Bloch                           10.3

       8          (10)       Employment agreement
                             between Registrant and
                             Abraham Lazar (4)                         10.4

       9          (10)       Employment agreement
                             between Registrant and
                             John C. Ho (4)                            10.5

       10         (10)       Employment agreement
                             between Registrant and
                             Marvin Meirs (4)                          10.6

       11         (10)       Employment agreement
                             between Registrant and
                             Alfred Vulcan (4)                         10.7

       12         (10)       Employment agreement
                             between Registrant and
                             Harry Newman (4)                          10.8

       13         (10)       Employment agreement
                             between Registrant and
                             Marcus Hechler (4)                        10.9

       14         (10)       Form of stock escrow
                             agreement between Vincenti &
                             Schickler as escrow agent
                             and certain officers of
                             Registrant (4)                            10.10

       15         (10)       Form of Agreement concerning
                             Executive Compensation (2)                10.11

       16         (10)       Bond Purchase Agreement
                             between Nassau Country
                             Industrial Development
                             Agency, Long Island Trust
                             Company, The Bank of New
                             York, Bank Leumi Trust
                             Company of New York and
                             Registrant (5)                            16

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     -----------    --------------------------         ---------------
       17         (10)       Five Million dollar
                             Industrial Development
                             Bonds of Registrant
                             with Nassau County
                             Industry Development
                             Agency (5)                                17

       18         (10)       Lease Agreement between
                             Registrant and the County
                             of Nassau (5)                             18

       19         (10)       Assignment of Lease
                             between Registrant and
                             the County of Nassau by
                             Registrant to the Nassau
                             County Industrial
                             Development Agency and the
                             Acknowledgement and Consent
                             of the County of Nassau (5)               19

       20         (10)       Installment Sale Agreement
                             between the Nassau County
                             Industrial Development
                             Agency and Registrant, and
                             the promissory notes
                             of Registrant to the Nassau
                             County Industrial Development
                             Agency and Long Island Trust
                             Company, The Bank of New York
                             and Bank Leumi Trust Company
                             of New York (5)                           20

       21         (10)       Assignment of Installment Sale
                             Agreement between the Nassau
                             County Industrial Development
                             Agency and Registrant, from the
                             Nassau County Industrial
                             Development Agency to Long
                             Island Trust Company, The Bank
                             of New York, Bank Leumi Trust
                             Company of New York, and the
                             Acknowledgment and Consent
                             of Registrant (5)                         21

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     ----------     -----------------------------      ---------------
       22         (10)       Guaranty Agreement from
                             Registrant, Marlboro
                             Research Corporation,
                             Tek-Wave, Inc., Atomichron,
                             Frequency Electronics
                             International Corp. to Long
                             Island Trust Company, The
                             Bank of New York and Bank
                             Leumi Trust Company of
                             New York (5)                              22

       23         (10)       Bill of Sale from Registrant
                             conveying personal property
                             to the Nassau County
                             Industrial Development
                             Agency (5)                                23

       24         (10)       Leasehold Mortgage between
                             the Nassau County Industrial
                             Development Agency and Long
                             Island Trust Company, The
                             Bank of New York and Bank
                             Leumi Trust Company of New
                             York, and the Acknowledgment
                             and Consent of the
                             Registrant (5)                            24

       25         (10)       Registrant's 1982 Incentive
                             Stock Option Plan (5)                     25

       26         (10)       Amendment dated April 19,
                             1981 to Stock Bonus Plan
                             of Registrant and Trust
                             Agreement (3)                             20.1

       27         (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with
                             Secretary of State of
                             Delaware on October 26,
                             1984 (6)                                  27

       28         (10)       Registrant's 1984 Incentive
                             Stock Option Plan (6)                     28

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     ----------     ----------------------------       ---------------
       29         (10)       Pledge and Assignment
                             dated December 1, 1985
                             between Registrant,
                             Nassau County Industrial
                             Development Agency and
                             National Westminster
                             Bank USA (7)                              29

       30         (10)       Bond Purchase Agreement
                             dated December 1, 1985
                             between Registrant, Nassau
                             County Industrial
                             Development Agency and
                             National Westminster
                             Bank USA (7)                              30

       31         (10)       Three Million Five Hundred
                             Thousand Dollar 1985
                             Industrial Development
                             Revenue Bond of Registrant
                             with Nassau County Industrial
                             Development Agency (7)                    31

       32         (10)       Mortgage and Security
                             Agreement dated December 1,
                             1985 between Nassau County
                             Industrial Development Agency
                             and National Westminster
                             Bank USA (7)                              32

       33         (10)       Sales Agreement dated
                             December 1, 1985 between
                             Nassau County Industrial
                             Development Agency and
                             Registrant (7)                            33

       34         (3)        Three Million Five Hundred
                             Thousand Dollar Promissory
                             Note dated December 1,
                             1985 between Registrant,
                             Nassau County Industrial
                             Development Agency and
                             National Westminster
                             Bank USA (7)                              34

                                                               Exhibit No.
                                                               as filed with
                                                               Registration
Exhibit No.   Identifica-                                      Statement or
in this       tion per Reg.  Description                       report specified
Form 10-K     229.601(b)     of Exhibit                        below
- ---------     ----------     ----------------------------      ----------------
       35         (10)       Guaranty dated
                             December 1, 1985, between
                             Registrant, Marlboro
                             Research Corporation,
                             Tek-Wave, Inc., Atomichron,
                             Inc., Frequency Electronics
                             International Corp. and
                             Brightline Corporation to National
                             Westminister Bank U.S.A (7)               35

       36         (10)       Registrant's Cash or Deferral
                             Profit Sharing Plan and
                             Trust under Section 401
                             Internal Revenue Code,
                             dated April 1, 1985 (7)                   36

       37         (22)       List of subsidiaries of
                             Registrant (7)                            37

       38         (10)       Computation of Earnings
                             Included in the Financial
                             Statement per Share of
                             Common Stock                              38

       39         (10)       Amendment Restated Effective
                             as of May 1, 1984 of the
                             Stock Bonus Plan and Trust
                             Agreement of Registrant (7)               39

       40         (28)       Form 8-K dated January 20,
                             1987 and filed January 21,
                             1987 (File No. 1-8061) (8)               No Number

       41         (28)       Form 8-K dated June 25,
                             1987 and filed June 26, 1987
                             (File No. 1-8061) (9)                    No Number

       42         (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with the
                             Secretary of State of Delaware
                             on October 22, 1986 (11)                  42

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     ----------     ----------------------------       ---------------
       43         (10)       Amendment Restated Effective
                             as of May 1, 1984 of the Stock
                             Bonus Plan and Trust Agreement
                             of Registrant (11)                        43

       44         (2)        Agreement of Purchase
                             and Sale between FEI
                             Microwave, Inc. and TRW
                             Microwave, Inc. dated as
                             of August 12, 1987 (10)                   44

       45         (3)        Amended and Restated
                             Certificate of
                             Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware on
                             October 26, 1987 (13)                     45

       46         (22)       List of Subsidiaries
                             of Registrant (13)                        46

       47         (10)       Employment agreement
                             between Registrant and
                             Charles Stone (12)                        47

       48         (10)       Employment agreement
                             between Registrant and
                             Jerry Bloch (12)                          48

       49         (3)        Employment agreement
                             between Registrant and
                             Joseph Kastenholz (12)                    49

       50         (10)       Registrant's 1987
                             Incentive Stock Option
                             Plan (12)                                 50

       51         (10)       Registrant's Senior
                             Executive Stock Option
                             Plan (12)                                 51

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     ----------     ----------------------------       ---------------
       52         (10)       Amendment dated Jan. 1, 1988
                             to Registrant's Cash or
                             Deferred Profit Sharing Plan
                             and Trust under Section 401
                             of Internal Revenue Code (12)             52

       53         (10)       Amendment to Guarantee
                             dated as of Dec. 1, 1985
                             made by Registrant to
                             National Westminster Bank
                             USA ("Nat West") dated as
                             of Jan. 18, 1989 (12)                     53

       54         (10)       Loan Agreement between
                             FEIM and Nat West dated as
                             of Jan. 18, 1989 (12)                     54

       55         (10)       Note by FEIM in favor of
                             Nat West dated as of
                             Jan. 18, 1989 (12)                        55

       56         (10)       Loan Agreement between
                             Tech 1 and Nat West dated
                             as of Jan. 18, 1989 (12)                  56

       57         (10)       Note by Tech 1 in favor
                             of Nat West dated as of
                             Jan. 18, 1989 (12)                        57

       58         (10)       Executive Incentive
                             Compensation Plan between
                             Registrant and various
                             employees (12)                            58

       59         (3)        Amended Certificate of In-
                             corporation of the Registrant
                             filed with the Secretary of
                             State of Delaware on
                             November 2, 1989 (13)                     59

       60         (10)       Registrant's Employee Stock
                             Option Plan (13)                          60

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
- ---------     ----------     ----------------------------       ---------------
       61         (10)       Loan Agreement between
                             Registrant and Nat West
                             dated May 22, 1990 (13)                    61

       62         (10)       Loan Agreement between
                             Registrant's Employee
                             Stock Ownership Plan and
                             Registrant dated May 22,
                             1990 (13)                                  62

       63        (23.1)      Consent of Independent Accountants
                             to incorporation by reference of 1996
                             audit report in Registrant's Form S-8
                             Registration Statement.                    63

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

                                                                 EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement of Frequency Electronics, Inc. on Form S-8 of our report dated July 26, 1996, on our audits of the consolidated financial statements and financial statement schedule of Frequency Electronics, Inc. as of April 30, 1996 and 1995, and for the years ended April 30, 1996, 1995, and 1994, which report is incorporated by reference in this Annual Report on Form 10-K.

                                                   COOPERS & LYBRAND, L.L.P.

    Melville, New York
    July 26, 1996

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FREQUENCY ELECTRONICS, INC.
                                           Registrant

                                By:   /s/Joseph P. Franklin
                                ---------------------------
                                         Joseph P. Franklin
                                         Chairman of the Board
                                         and Chief Executive Officer


                                By:   /s/Alan L. Miller
                                -----------------------
                                         Alan L. Miller
                                         Controller



Dated:  July 26, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                 Title                         Date


        /s/  John Ho              Director and Vice President         7/26/96
            (John Ho)

        /s/  Joel Girsky          Director                            7/26/96
            (Joel Girsky)

        /s/  Martin B. Bloch      President & Director                7/26/96
            (Martin B. Bloch)