Form 10-Q
period 1996-07-31
FREQUENCY ELECTRONICS INC
filed 1996-09-13
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended July 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition  period from  __________ to __________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The  number  of shares  outstanding  of  Registrant's  Common  Stock,  par value
$1.00 as of  September  6, 1996 - 4,858,390.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                        Page No.

           Item 1 - Financial Statements:

             Consolidated Condensed Balance Sheets -
                July 31, 1996 and April 30, 1996                         3-4

             Consolidated Condensed Statements of Operations
                Three Months Ended July 31, 1996 and 1995                  5

             Consolidated Condensed Statements of Cash Flows
                Three Months Ended July 31, 1996 and 1995                  6

             Notes to Consolidated Condensed Financial Statements          7

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of Operations            8-10


Part II.  Other Information:

           Item 1 - Legal Proceedings                                     11

           Item 6 - Exhibits and Reports on Form 8-K                      11

           Signatures                                                     12


















                                     2 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets


                                                         July 31,      April 30,
                                                           1996          1996
                                                       (UNAUDITED)     (NOTE A)
                                                             (In thousands)
ASSETS:
Current assets:

        Cash and cash equivalents                          $   380       $15,915

        Marketable Securities                               20,667         5,632

        Accounts receivable, net (NOTE B)                   13,976        13,415

        Inventories (NOTE C)                                10,321        10,281

        Prepaid and other                                    1,145         1,026
                                                           -------       -------

                  Total current assets                      46,489        46,269

        Property, plant and equipment, net                   8,659         8,839

        Investment in direct finance lease                   9,642         9,607

        Other assets                                         4,063         4,055
                                                           -------       -------

              Total assets                                 $68,853       $68,770
                                                           =======       =======
















     See accompanying notes to consolidated condensed financial statements.

                                     3 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES


                                                         July 31,      April 30,
                                                           1996          1996
                                                       (UNAUDITED)     (NOTE A)
                                                             (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt           $  9,750         $   750
        Accounts payable - trade                            778           1,379
        Accrued liabilities and other                     2,051           2,341
                                                        -------         -------
                  Total current liabilities              12,579           4,470

Long term debt net of current maturities                  2,250          11,438
Other                                                     3,549           3,439
                                                        -------         -------
        Total liabilities                                18,378          19,347


Stockholders' equity:
        Preferred stock  - $1.00 par value                 -0-             -0-
        Common stock  -  $1.00 par value                  6,006           6,006
        Additional paid - in capital                     35,009          35,024
        Retained earnings                                17,204          16,265
                                                        -------         -------
                                                         58,219          57,295
Common stock reacquired and held in treasury
        - at cost, 1,159,905 shares
        at July 31 and April 30, 1996                    (5,075)         (5,075)
Unamortized ESOP debt                                    (1,875)         (2,000)
Notes receivable  - common stock                           (724)           (740)
Unrealized holding gain                                      38              56
Unearned compensation                                      (108)           (113)
                                                        -------         -------
        Total stockholders' equity                       50,475          49,423
                                                        -------         -------

    Total liabilities and stockholders' equity          $68,853         $68,770
                                                        =======         =======










     See accompanying notes to consolidated condensed financial statements.

                                     4 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                             1996        1995
                                                          (In thousands except
                                                              per share data)


Net Sales                                                  $ 6,124      $ 5,338
                                                           -------      -------

Cost of sales                                                3,887        4,001
Selling and adminstrative expenses                           1,306        1,484
Research and development expense                               360          163
                                                           -------      -------

        Total operating expenses                             5,553        5,648
                                                           -------      -------

             Operating profit (loss)                           571         (310)

Other income (expense):
        Interest income                                        337          322
        Interest expense                                      (223)        (258)
        Other income, net                                      319          523
                                                           -------      -------

        Earnings before provision for
             income taxes                                    1,004          227

Income tax provision                                            65           21
                                                           -------      -------

Net earnings                                               $   939      $   256
                                                           =======      =======


Net earnings per common share                              $   .20      $   .05
                                                           =======      =======

Weighted average common shares outstanding               4,669,175    5,052,495
                                                         =========    =========













     See accompanying notes to consolidated condensed financial statements.

                                     5 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                             1996         1995
                                                              (In thousands)

Cash flows from operating activities:
        Net earnings                                      $   939       $   256
        Non-cash charges to earnings                          408           376
        Net changes in assets and liabilities              (1,619)          603
                                                          -------       -------
Net cash provided by (used in) operating activities          (272)        1,235

Cash flows from investing activities:
        (Purchase) sale of marketable securities          (15,053)        3,236
        Other - net                                           (22)          509
                                                          -------       -------
Net cash provided by (used in) investing activities       (15,075)        3,745

Net cash used in financing activities                        (188)         (242)
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents      (15,535)        4,738

Cash and cash equivalents at beginning of period           15,915         4,291
                                                          -------       -------

Cash and cash equivalents at end of period                $   380       $ 9,029
                                                          =======       =======






















     See accompanying notes to consolidated condensed financial statements.

                                     6 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1996 and the results of its operations and cash flows for the three months ended July 31, 1996 and 1995. The April 30, 1996 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1996 and April 30, 1996 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $6,469,000 and $5,315,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES


     Inventories, which are reported net of reserves of $940,000 at July 31 and April 30, 1996, consist of the following:


                                                            July 31    April 30
                                                               (In thousands)

Raw materials and Component parts                          $ 1,848     $ 1,998

Work in progress                                             8,473       8,283
                                                           -------     -------

                                                           $10,321     $10,281
                                                           =======     =======











                                     7 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three months ended July 31:

                                       (Dollar amounts in thousands)
                                             NM = Not meaningful

                                        Three months ended
                                               July 31,           %
                                           1996      1995      change
                                        -------   -------     -------
Net Sales
    US Government                       $ 2,699   $ 3,516       (23%)
    Commercial                            3,425     1,822        88%
                                        -------   -------
                                          6,124     5,338        15%

Cost of Sales                             3,887     4,001        (3%)

Selling and administrative
    expense                               1,306     1,484       (12%)
Research and development
    expense                                 360       163       121%
                                        -------   -------

Operating income (loss)                     571      (310)       NM

Non-operating income- net                   433       587       (26%)

Net earnings                            $   939   $   256       267%
                                        =======   =======


Operating income for the fiscal quarter ended July 31, 1996 improved by $881 over the comparable period of fiscal 1996; net earnings increased by $683. These results were achieved through a 15% increase in sales over the quarter ended July 31, 1995, coupled with reduced costs in all operating categories except for legal costs related to the Company's legal proceedings.

As illustrated in the table above, commercial sales continue to grow, increasing by 88% in the fiscal 1997 period over the comparable fiscal 1996 period. As a percentage of total sales, commercial sales have increased to 56% in the three months ended July 31, 1996 from 34% in the comparable fiscal 1996 quarter. The Company expects that revenue from commercial projects will continue to grow and that commercial sales will comprise a greater portion of total revenues in the future.

Gross margins for the three months ended July 31, 1996 have increased to 37% as compared to 25% for the fiscal 1996 period. These results have been obtained through cost reductions primarily in the areas of personnel and compensation coupled with operational efficiencies and product mix (commercial versus government contracts). With the current mix of projects and the new contract bookings, the Company expects margins to remain at or above the current level for the balance of fiscal 1997.


                                     8 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


Selling and administrative costs declined by $178 or 12% for the quarter ended July 31, 1996, over the comparable fiscal 1996 period. A decrease of $236 was achieved through a reduction in the number of personnel, reduced insurance costs and improved operating efficiencies which were partially offset by an increase of $58 in legal fees related to the Company's ongoing litigation with the government and related actions. The Company is unable to predict the future level of legal costs for any specific period as this is dependent on factors beyond its control. Excluding legal costs, the ratio of selling and administrative expenses to net sales is expected to decrease as sales increase.

Research and development costs in the fiscal 1997 period increased by $197 over the comparable three month period ended July 31, 1995. This increase is the result of intensified efforts to develop new products and to enhance functional capabilities of existing products which will serve primarily the Company's commercial customers. The Company expects to continue to invest in research and development at approximately the same rate for the balance of fiscal 1997 and for the foreseeable future.

Net non-operating income and expense decreased by $154 in the three months ended July 31, 1996 from the comparable 1996 fiscal period. The decrease is attributable to reduced rental income and increased property tax charges against rental property. Interest income increased by $15 in the fiscal 1997 quarter over the comparable fiscal 1996 quarter. This is the result of interest income earned on a $1.8 million mortgage note which began in August 1995 offset by reduced interest income on investments. The reduced interest income from investments is due to lower interest rates even though cash, cash equivalents and short-term investments have increased. Interest expense decreased by $35 (14%) in the fiscal 1997 quarter compared to the 1996 fiscal quarter. This was the result of both lower interest rates and declining long-term debt balances as the Company makes scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, should increase modestly for the balance of fiscal 1997 after the adjustments to earnings cited above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $33.9 million at July 31, 1996 although this is a decrease from the working capital level at April 30, 1996 of $41.8 million. This decline is wholly attributable to the reclassification to current liabilities of the real estate construction loan of $9 million which is due on July 31, 1997. Excluding that reclassification, working capital would have increased by $1.1 million from the level at the end of the fiscal year. Included in working capital at July 31, 1996 is $21 million of cash, cash equivalents and marketable securities which are readily convertible to cash should the need arise.

Net cash used in operating activities for the three months ended July 31, 1996, was $272 compared to net cash provided by operating activities of $1,235 for the comparable fiscal 1996 period. Cash inflows from net earnings and non-cash charges to earnings amounted to $1,347 but were offset by net changes in the balances of assets and liabilities of $1,619. Accounts receivable increased by $561 principally due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1,154 offset by collections on billed receivables. Payments were made against accounts payable for purchases under a procurement contract which is winding down. Cash payments were also made against accrued vacation pay to coincide with the Company's annual mid-summer plant shutdown. The Company anticipates that operating activities for all of fiscal 1997 will generate positive cash flow.

                                     9 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)



Net cash used in investing activities for the three months ended July 31, 1996, was $15,075. Of this amount, $15,053 was used to acquire certain U.S. government and agency securities. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies. The Company is continuing the installation of new computer software which it expects to complete during the second quarter of fiscal 1997 at a total capitalized cost of less than $500. The Company has no other material commitments for capital expenditures.

Net cash used in financing activities for the three months ended July 31, 1996, was $188 which was used to make regularly scheduled long-term debt payments. On July 31, 1997, the Company is obligated to repay the $9,000 real estate construction loan which was used to finance the building which is leased to a third party under a direct finance lease. The Company is evaluating its options which may include paying the loan out of current assets, refinancing the loan or some combination thereof.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

At July 31, 1996, the Company's total backlog amounted to approximately $20 million of which approximately $17 million is funded. This is compared to the approximately $15 million backlog at April 30, 1996. The backlog of commercial projects approximates $14 million at July 31, 1996.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The statements contained in this release which are forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein, as more fully described in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission.



















                                    10 of 12

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

         In March 1994, a qui tam action was filed against the Registrant and its former chief executive officer and, in July 1995, a separate qui tam action was served upon the Registrant and certain employees of Registrant.

         The Company and the individual defendants have pleaded not guilty to all actions and are vigorously contesting all charges.

         For all items noted above, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1996 on file with the Securities and Exchange Commission.


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1996.

















                                    11 of 12

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FREQUENCY ELECTRONICS, INC.
                                                     (Registrant)

Date:  September 13, 1996                     BY  /s/ Joseph P. Franklin
                                                  ----------------------
                                                    Joseph P. Franklin
                                                    Chief Executive Officer and
                                                    Chief Financial Officer


Date:  September 13, 1996                     BY  /s/ Alan Miller
                                                  ---------------
                                                    Alan Miller
                                                    Controller

































                                    12 of 12