Form 10-Q
period 1996-10-31
FREQUENCY ELECTRONICS INC
filed 1996-12-13
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
For the Quarterly Period ended October 31, 1996
                                       OR
         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
For the transition period from __________ to __________


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 1996 - 4,926,856.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                         Page No.

       Item 1 - Financial Statements:

           Consolidated Condensed Balance Sheets -
               October 31, 1996 and April 30, 1996                         3-4

           Consolidated Condensed Statements of Operations
               Six Months Ended October 31, 1996 and 1995                   5

           Consolidated Condensed Statements of Operations
               Three Months Ended October 31, 1996 and 1995                 6

           Consolidated Condensed Statements of Cash Flows
               Six Months Ended October 31, 1996 and 1995                   7

           Notes to Consolidated Condensed Financial Statements             8

       Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations                9-11


Part II.  Other Information:

           Item 1 - Legal Proceedings                                       12

           Item 6 - Exhibits and Reports on Form 8-K                        12

           Signatures                                                       13















                See accompanying notes to consolidated condensed
                             financial statements.

                                     2 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                                        October 31,    April 30,
                                                           1996          1996
                                                        (UNAUDITED)     (NOTE A)
                                                               (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents ..................       $   319       $15,915

        Marketable Securities ......................        21,742         5,632

        Accounts receivable, net (NOTE B) ..........        13,726        13,415

        Inventories (NOTE C) .......................        10,879        10,281

        Prepaid and other ..........................         1,506         1,026
                                                           -------       -------

                  Total current assets .............        48,172        46,269

Property, plant and equipment, net .................         8,753         8,839

Investment in direct finance lease .................         9,660         9,607

Other assets .......................................         4,136         4,055
                                                           -------       -------

              Total assets .........................       $70,721       $68,770
                                                           =======       =======
















                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                         October 31,   April 30,
                                                            1996         1996
                                                         (UNAUDITED)    (NOTE A)
                                                               (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt ...........    $ 9,750     $   750
        Accounts payable - trade .......................      1,177       1,379
        Accrued liabilities and other ..................      1,796       2,341
                                                            -------     -------
                  Total current liabilities ............     12,723       4,470

Long term debt net of current maturities ...............      2,062      11,438
Other ..................................................      3,658       3,439
                                                            -------     -------
                  Total liabilities ....................     18,443      19,347
                                                            -------     -------

Stockholders' equity:
        Preferred stock  - $1.00 par value .............       -0-         -0-
        Common stock - $1.00 par value....................    6,006       6,006
        Additional paid - in capital ...................     35,018      35,024
        Retained earnings ..............................     18,414      16,265
                                                            -------     -------
                                                             59,438      57,295

        Common stock reacquired and held in treasury
           - at cost, 1,090,544 shares at October 31
           and 1,159,905 shares at April 30, 1996 ......     (4,877)     (5,075)
        Unamortized ESOP debt ..........................     (1,750)     (2,000)
        Notes receivable  - common stock ...............       (649)       (740)
        Unrealized holding gain ........................        218          56
        Unearned compensation ..........................       (102)       (113)
                                                            -------     -------
                  Total stockholders' equity ...........     52,278      49,423
                                                            -------     -------

              Total liabilities and stockholders' equity    $70,721     $68,770
                                                            =======     =======









                See accompanying notes to consolidated condensed
                             financial statements.

                                     4 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                          1996           1995
                                                         (In thousands except
                                                            per share data)


Net Sales ......................................      $  12,700       $  10,914
                                                      ---------       ---------

Cost of sales ..................................          8,068           7,598
Selling and administrative expenses .............         2,792           2,904
Research and development expense ...............            641             301
                                                      ---------       ---------

        Total operating expenses ...............         11,501          10,803
                                                      ---------       ---------

             Operating profit ..................          1,199             111

Other income (expense)
     Interest income ...........................            713             653
     Interest expense ..........................           (443)           (489)
     Other income, net .........................            810             994
                                                      ---------       ---------

Earnings before provision for
        income taxes ...........................          2,279           1,269

Income tax provision ...........................            130              42
                                                      ---------       ---------

Net earnings ...................................      $   2,149       $   1,227
                                                      =========       =========


Net earnings per common share ..................        $  0.45         $  0.24
                                                        =======         =======

Weighted average common shares outstanding .....      4,792,638       5,040,529
                                                      =========       =========













                See accompanying notes to consolidated condensed
                             financial statements.

                                     5 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)


                                                         1996           1995
                                                         (In thousands except
                                                            per share data)


Net Sales ......................................      $   6,576         $ 5,576
                                                      ---------         -------

Cost of sales ..................................          4,181           3,597
Selling and administrative expenses .............         1,486           1,420
Research and development expense ...............            281             138
                                                      ---------         -------

        Total operating expenses ...............          5,948           5,155
                                                      ---------         -------

             Operating profit ..................            628             421

Other income (expense)
     Interest income ...........................            376             331
     Interest expense ..........................           (220)           (231)
     Other income, net .........................            491             471
                                                      ---------         -------

Earnings before provision for
        income taxes ...........................          1,275             992

Income tax provision ...........................             65              21
                                                      ---------         -------

Net earnings ...................................      $   1,210         $   971
                                                      =========         =======


Net earnings per common share ..................        $  0.25         $  0.19
                                                        =======         =======

Weighted average common shares outstanding .....      4,846,186       5,028,562
                                                      =========       =========












                See accompanying notes to consolidated condensed
                             financial statements.

                                     6 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                          1996           1995
                                                              (In thousands)

Cash flows from operating activities:
        Net earnings ...................................   $  2,149    $  1,227
        Non-cash charges to earnings ...................        614         566
        Net changes in assets and liabilities ..........     (1,998)      1,131
                                                           --------    --------
Net cash provided by operating activities ..............        765       2,924

Cash flows from investing activities:
        (Purchase) sale of marketable securities .......    (15,920)      4,853
        Other - net ....................................       (257)        513
                                                           --------    --------
Net cash provided by (used in) investing activities ....    (16,177)      5,366

Net cash used in financing activities ..................       (184)       (388)
                                                           --------    --------

         Net increase (decrease) in cash ...............    (15,596)      7,902

         Cash at beginning of period ...................     15,915       4,291
                                                           --------    --------

         Cash at end of period .........................   $    319    $ 12,193
                                                           ========    ========



















                See accompanying notes to consolidated condensed
                             financial statements.

                                     7 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1996 and the results of its operations and cash flows for the three and six months ended October 31, 1996 and 1995. The April 30, 1996 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 1996 and April 30, 1996 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $7,357,000 and $5,315,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

     Inventories, which are reported net of reserves of $940,000 at October 31 and April 30, 1996, consist of the following:

                                             October 31, 1996     April 30, 1996
                                                         (In thousands)

        Raw materials and Component parts       $  2,028            $  1,998

        Work in progress                           8,851               8,283
                                                --------            --------

                                                $ 10,879            $ 10,281
                                                ========            ========












                                     8 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three and six months ended October 31:

                                     (Dollar amounts in thousands)

                            Three months ended          Six months ended
                                October 31,                  October 31,
                                              %                            %
                         1996      1995     change   1996      1995     change
                       -------   -------   -------  -------   -------  -------
Net Sales
    US Government      $ 1,534   $ 3,510    (56%)   $ 4,233   $ 7,026    (40%)
    Commercial           5,042     2,066    144%      8,467     3,888    118%
                       -------   -------            -------   -------
                         6,576     5,576     18%     12,700    10,914     16%

Cost of Sales            4,181     3,597     16%      8,068     7,598      6%

Selling and admini-
strative expenses        1,486     1,420      5%      2,792     2,904     (4%)

Research and
development expense        281       138    104%        641       301    113%
                       -------   -------            -------    -------

Operating income           628       421     49%      1,199       111    980%

Nonoperating
income- net                647       571     13%      1,080     1,158     (7%)

Net earnings           $ 1,210   $   971     25%    $ 2,149   $ 1,227     75%
                       =======   =======            =======    =======

For the six months ended October 31, 1996, operating income improved by $1,088 over the comparable period of fiscal 1996 and net earnings increased by $922. Operating income for the fiscal quarter ended October 31, 1996 improved by $207 over the comparable period of fiscal 1996; net earnings increased by $239. These results were achieved through increases in sales of 16% and 18%, respectively, coupled with improved margins and reduced costs relative to sales over the comparable fiscal 1996 periods.

As illustrated in the table above, commercial sales continue to grow, increasing by 144% and 118%, respectively, in the 1997 periods over the comparable 1996 periods. As a percentage of total sales, commercial sales have increased to 77% in the three months ended October 31, 1996 from 37% in the comparable 1996 quarter; and to 67% for the six months ended October 31, 1996 from 36% for the comparable 1996 period. The Company anticipates that commercial sales will continue to be the dominant portion of its business for the balance of the fiscal year and for the foreseeable future.

Gross margins for the three and six months ended October 31, 1996 have increased to 36% as compared to 35% and 30% for the respective 1996 periods. These results were obtained as a result of meaningful cost reductions which became fully effective in the second quarter of fiscal 1996. Cost savings were realized primarily in the areas of personnel and compensation coupled with operational efficiencies and product mix. With the current mix of commercial versus

                                     9 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

government projects and recent contract bookings, the Company expects to realize similar if not improved profit margins for the remainder of fiscal 1997.

Selling and administrative costs increased by $66 or 5% for the quarter ended October 31, 1996, but decreased by $112 (4%) for the six month period then ended over the comparable 1996 periods. Commencing in the second quarter of the 1996 fiscal year, the Company realized the full benefits of its cost reduction program wherein the Company reduced the number of administrative personnel, cut its insurance costs and improved its operating efficiencies. Selling and administrative costs increased in the fiscal 1997 periods partially as a result of accruals for incentive bonuses as a result of the Company's increased profitability.

Research and development costs in the fiscal 1997 periods increased by $143 and $340, respectively over the comparable three month and six month periods ended October 31, 1995. These increases are the result of intensified efforts to develop new products and to enhance functional capabilities of existing products which will serve primarily the Company's commercial customers. The Company expects to continue to invest in research and development at approximately the same rate for the balance of 1997 and for the foreseeable future.

Net nonoperating income and expense increased by $76 and decreased by $78, respectively, in the three months and six months ended October 31, 1996 from the comparable 1996 fiscal periods. Interest income increased by $45 (14%) in the 1997 quarter over the comparable 1996 quarter and by $60 (9%) for the 1997 six month period over the comparable 1996 period. This is the result of a 15% increase in interest-earning assets from October 31, 1995 to October 31, 1996 offset by a moderation in interest rates from the levels of the fiscal 1996 three- and six-month periods. Interest expense decreased by $11 (5%) and $46 (9%) during the fiscal 1997 quarter and six-month period ended October 31, 1996 compared to the comparable 1996 periods. These decreases are also the result of lower interest rates during 1997 coupled with declining long-term debt balances as the Company makes scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that interest income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, net of related expenses, increased by $20 (4%) for the three-month period and decreased by $184 (19%) for the six-month period ended October 31, 1996 compared to the comparable fiscal 1996 periods. The decrease in the six-month period is attributable to adjustments for property taxes against rental property in the fiscal first quarter of 1997 and reduced rental income. Net rental income is expected to continue at present levels for the balance of fiscal 1997 and into the early part of the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $35.4 million at October 31, 1996 although this is a decrease from the working capital level at April 30, 1996 of $41.8 million. This decline is wholly attributable to the reclassification to current liabilities of the real estate construction loan of $9 million which is due on July 31, 1997. Excluding that reclassification, working capital would have increased by $2.6 million from the level at the end of the last fiscal year. Included in working capital at October 31, 1996 is $22 million of cash, cash equivalents and marketable securities which are readily convertible to cash should the need arise.

Net cash provided by operating activities for the six months ended October 31, 1996, was $765 compared to $2,924 for the comparable 1996 period. The decrease in net inflow of cash from operating activities in the fiscal 1997 period occured largely as a result of changes in the balances of certain current assets and liabilities. Accounts receivable increased by $311 principally due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,041 offset by collections on billed receivables. Work-in-process inventory levels increased by $568 reflecting a higher level of activity during fiscal 1997. Prepaid and other increased by $480 reflecting increased accrued interest receivable on marketable securities and a receivable from its direct finance lease tenant for reimbursement of property taxes. Payments

                                    10 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

were made against accounts payable for purchases under a procurement contract which is winding down and cash payments were made against accrued vacation pay to coincide with the Company's annual mid-summer plant shutdown. The Company anticipates that operating activities for all of fiscal 1997 will generate positive cash flow.

Net cash used in investing activities for the six months ended October 31, 1996, was $16,177. Of this amount, $15,920 was used to acquire certain U.S. government and agency securities. In the fiscal 1996 period, the Company had net cash provided by investing activities of $5,366 of which $4,853 was due to the conversion of U.S. government and agency securities to short-term money market investments. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies.

The Company is continuing the installation of new computer software which it expects to complete during the third quarter of fiscal 1997 at a total capitalized cost of less than $500. In the fourth quarter, the Company intends to install new, cost-saving production equipment at a capitalized cost of approximately $600. The Company has no other material commitments for capital expenditures.

Net cash used in financing activities for the six months ended October 31, 1996, was $184 compared to $388 for the comparable 1996 period. Of the fiscal 1997 amount, $376 was used to make regularly scheduled long-term debt payments. This was partially offset by the sale of the Company's common stock out of treasury for $198 as certain officers and other employees exercised stock option rights. On July 31, 1997, the Company is obligated to repay the $9,000 real estate construction loan which was used to finance the building which is leased to a third party under a direct finance lease. The Company is evaluating its options which may include paying the loan out of current assets, refinancing the loan or some combination thereof.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

At October 31, 1996, the Company's backlog amounted to approximately $19 million of which approximately $16 million is funded. This is compared to the approximately $15 million backlog at April 30, 1996. Backlog of commercial and foreign customers approximates $14 million at October 31, 1996.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The statements contained in this release which are forward-looking statements and not based on historical facts, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. Such risks include changes in contractual agreements or a change in status under the US government-imposed suspension and other risks as more fully described in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission.










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


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter ended October 31, 1996.



















                                    12 of 13

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FREQUENCY ELECTRONICS, INC.
                                                  (Registrant)

Date:  December 13, 1996                 BY  /s/ Joseph P. Franklin
                                             ----------------------
                                                Joseph P. Franklin
                                                Chief Executive Officer and
                                                Chief Financial Officer


Date:  December 13, 1996                 BY  /s/ Alan L. Miller
                                             ------------------
                                                Alan L. Miller
                                                Controller


































                                    13 of 13