Form 10-Q
period 1997-01-31
FREQUENCY ELECTRONICS INC
filed 1997-03-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15
                 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended January 31, 1997

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 1997 - 4,942,988.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                       Page No.

       Item 1 - Financial Statements:

           Consolidated Condensed Balance Sheets -
               January 31, 1997 and April 30, 1996                      3-4

           Consolidated Condensed Statements of Operations
               Nine Months Ended January 31, 1997 and 1996               5

           Consolidated Condensed Statements of Operations
               Three Months Ended January 31, 1997 and 1996              6

           Consolidated Condensed Statements of Cash Flows
               Nine Months Ended January 31, 1997 and 1996               7

           Notes to Consolidated Condensed Financial Statements          8

       Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations             9-12


Part II.  Other Information:

           Item 1 - Legal Proceedings                                    13

           Item 6 - Exhibits and Reports on Form 8-K                     13

           Signatures                                                    14

















           See accompanying notes to consolidated condensed financial statements.

                                     2 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                             January 31,               April 30,
                                                1997                     1996
                                             (UNAUDITED)               (NOTE A)
                                                        (In thousands)

ASSETS:

Current assets:
        Cash and cash equivalents            $  2,892                  $15,915
        Marketable securities                  20,869                    5,632
        Accounts receivable, net (NOTE B)      14,233                   13,415
        Inventories (NOTE C)                   10,966                   10,281
        Prepaid and other                       1,797                    1,026
                                              -------                  -------
                  Total current assets         50,757                   46,269

Property, plant and equipment, net              8,633                    8,839

Investment in direct finance lease              9,681                    9,607

Other assets                                    4,114                    4,055
                                              -------                  -------

              Total assets                    $73,185                  $68,770
                                              =======                  =======



















           See accompanying notes to consolidated condensed financial statements.

                                     3 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                 January 31,         April 30,
                                                    1997               1996
                                                 (UNAUDITED)         (NOTE A)
                                                        (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt   $  9,750             $   750
        Accounts payable - trade                  1,454               1,379
        Accrued liabilities and other             2,377               2,341
                                               --------             -------
                  Total current liabilities      13,581               4,470

Long term debt net of current maturities          1,875              11,438
Other                                             3,767               3,439
                                               --------             -------
                  Total liabilities              19,223              19,347
                                               --------             -------

Stockholders' equity:
    Preferred stock  - $1.00 par value              -0-                 -0-
    Common stock  -  $1.00 par value              6,006               6,006
    Additional paid - in capital                 35,149              35,024
    Retained earnings                            19,756              16,265
                                               --------             -------
                                                 60,911              57,295

    Common stock reacquired and held in
    treasury -
       at cost, 1,063,312 shares at
       January 31, 1997 and 1,159,905
       shares at April 30, 1996                  (4,795)             (5,075)
    Unamortized ESOP debt                        (1,625)             (2,000)
    Notes receivable  - common stock               (583)               (740)
    Unrealized holding gain                         150                  56
    Unearned compensation                           (96)               (113)
                                                -------             -------
              Total stockholders' equity         53,962              49,423
                                                -------             -------

Total liabilities and stockholders' equity      $73,185             $68,770
                                                =======             =======











           See accompanying notes to consolidated condensed financial statements.

                                     4 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                 1997                    1996
                                            (In thousands except per share data)


Net Sales                                    $  20,258                $ 17,427
                                             ---------                --------

Cost of sales                                   12,906                  11,887
Selling and administrative expenses              4,251                   4,449
Research and development expenses                1,189                     610
                                             ---------                --------

        Total operating expenses                18,346                  16,946
                                             ---------                --------

             Operating profit                    1,912                     481

Other income (expense):
     Interest income                             1,133                     985
     Interest expense                             (660)                   (749)
     Other income, net                           1,336                   1,486
                                             ---------                --------

Earnings before provision for
        income taxes                             3,721                   2,203

Income tax provision                               230                      63
                                             ---------                --------

Net earnings                                $    3,491               $   2,140
                                            ==========               =========


Net earnings per common share                  $  0.72                 $  0.43
                                               =======                 =======

Weighted average common shares outstanding   4,831,209               5,003,256
                                             =========               =========















           See accompanying notes to consolidated condensed financial statements.

                                     5 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)


                                                  1997                   1996
                                            (In thousands except per share data)


Net Sales                                        $  7,558             $  6,513
                                                 --------             --------

Cost of sales                                       4,838                4,289
Selling and administrative expenses                 1,459                1,545
Research and development expenses                     548                  309
                                                ---------             --------

        Total operating expenses                    6,845                6,143
                                                ---------             --------

             Operating profit                         713                  370

Other income (expense)
     Interest income                                  420                  332
     Interest expense                                (217)                (260)
     Other income, net                                526                  492
                                                ---------             --------

Earnings before provision for
        income taxes                                1,442                  934

Income tax provision                                  100                   21
                                                ---------             --------

Net earnings                                    $   1,342             $    913
                                                =========             ========


Net earnings per common share                     $  0.27              $  0.19
                                                  =======              =======

Weighted average common shares outstanding      4,908,290            4,928,711
                                                =========            =========














           See accompanying notes to consolidated condensed financial statements.

                                     6 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                      1997            1996
                                                      ----            ----
                                                          (In thousands)

Cash flows from operating activities:
     Net earnings                                  $  3,491        $  2,140
     Non-cash charges to earnings                     1,333           1,248
     Net changes in assets and liabilities           (2,226)            535
                                                    --------        -------
Net cash provided by operating activities             2,598           3,923

Cash flows from investing activities:
    (Purchase) sale of marketable securities        (15,073)          5,851
     Other - net                                       (287)            464
                                                   --------         -------
Net cash provided by (used in) investing
    activities                                      (15,360)          6,315

Net cash used in financing activities                  (261)         (1,235)
                                                   --------         -------

Net increase (decrease) in cash                     (13,023)          9,003

Cash and cash equivalents at beginning of period     15,915           4,291
                                                   --------         -------

Cash and cash equivalents at end of period         $  2,892         $13,294
                                                   ========         =======

















           See accompanying notes to consolidated condensed financial statements.

                                     7 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1997 and the results of its operations for the three and nine months ended January 31, 1997 and 1996 and its cash flows for the nine months ended January 31, 1997 and 1996. The April 30, 1996 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 1997 and April 30, 1996 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $8,326,000 and $5,315,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

     Inventories, which are reported net of reserves of $940,000 at January 31, 1997 and April 30, 1996, consist of the following:

                                            January 31, 1997      April 30, 1996
                                            ----------------      --------------
                                                           (In thousands)

        Raw materials and Component parts        $  2,149          $  1,998

        Work in progress                            8,817             8,283
                                                  -------           -------

                                                  $10,966           $10,281
                                                  =======           =======









                                     8 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three and nine months ended January 31:

                                        (Dollar amounts in thousands)

                              Three months ended          Nine months ended
                                  January 31,    %          January 31,    %
                               1997       1996 change    1997      1996  change
                               ----       ---- ------    ----      ----  ------
Net Sales
    Commercial ...........   $ 5,694   $ 3,074  85%    $14,161   $ 6,962   103%
    US Government ........     1,864     3,439 (46%)     6,097    10,465   (42%)
                             -------   -------         -------   -------
                               7,558     6,513  16%     20,258    17,427    16%

Cost of Sales ............     4,838     4,289  13%     12,906    11,887     9%

Selling and administrative
expenses: ................     1,459     1,545  (6%)     4,251     4,449    (4%)

Research and development
    expenses: ............       548       309  77%      1,189       610    95%
                               -----   -------         -------    ------

Operating income .........       713       370  93%      1,912       481   298%

Nonoperating income- net .       729       564  29%      1,809     1,722     5%

Net earnings .............   $ 1,342   $   913  47%    $ 3,491   $ 2,140    63%
                             =======   =======         =======   =======

For the nine months ended January 31, 1997, operating income improved by $1.43 million over the comparable period of fiscal 1996 and net earnings increased by $1.35 million. Operating income for the fiscal quarter ended January 31, 1997 improved by $343,000 over the comparable period of fiscal 1996; net earnings increased by $429,000. These results were achieved through increases in sales of 16%, coupled with improved margins and reduced costs relative to sales over the comparable fiscal 1996 periods.

As illustrated in the table above, commercial sales continue to grow, increasing by 85% and 103%, respectively, in the 1997 periods over the comparable 1996 periods. As a percentage of total sales, commercial sales have increased to 75% in the three months ended January 31, 1997 from 47% in the comparable 1996 quarter; and to 70% for the nine months ended January 31, 1997 from 40% for the comparable 1996 period. The Company anticipates that commercial sales will continue to be the dominant portion of its business for the balance of the fiscal year and for the foreseeable future.

Gross margins for the three and nine months ended January 31, 1997 have increased to 36% as compared to 34% and 32% for the respective 1996 periods. These results were obtained as a result of meaningful cost reductions which became fully operative in the second quarter of fiscal 1996. Cost savings were realized primarily in the areas of

                                     9 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

RESULTS OF OPERATIONS (con't.)

personnel and compensation coupled with operational efficiencies and product mix. With continuing strong commercial business based on recent contract bookings, the Company expects to realize similar if not improved profit margins for the remainder of fiscal 1997.

Selling and administrative costs decreased by $86,000 or 6% for the quarter ended January 31, 1997, and by $198,000 (4%) for the nine month period then ended over the comparable 1996 periods. This was due principally to the benefits of the Company's cost reduction program which became fully operative in the second quarter of the 1996 fiscal year and reduced legal fees related to the Company's on-going litigation with the US government. Cost savings were partially offset during the fiscal 1997 periods by accruals for incentive bonuses which may result from the Company's increased profitability.

Research and development costs in the fiscal 1997 periods increased by $239,000 and $579,000, respectively, over the comparable three-month and nine-month periods ended January 31, 1996. These increases are the result of intensified efforts to develop new products and to enhance functional capabilities of existing products which will serve primarily the Company's commercial customers. The 1997 third quarter research and development expenses also reflects expensing of certain residual materials and costs from the Company's successful commercial rubidium development efforts. Without such expenses, research and development expenses would have increased by 11% and 61%, respectively, over the comparable fiscal 1996 periods. The Company expects to continue to invest in research and development at approximately the same rate for the balance of 1997 and for the foreseeable future.

Nonoperating income, net of nonoperating expenses, increased by $165,000 and $87,000, respectively, in the three months and nine months ended January 31, 1997 from the comparable fiscal 1996 periods. Interest income increased by $88,000 (27%) in the fiscal 1997 quarter over the comparable fiscal 1996 quarter and by $148,000 (15%) for the fiscal 1997 nine month period over the comparable fiscal 1996 period. This is the result of a 24% increase in interest-earning assets from January 31, 1996 to January 31, 1997 offset by a moderation in interest rates from the levels of the fiscal 1996 three- and nine-month periods. Interest expense decreased by $43,000 (17%) and $89,000 (12%) during the fiscal 1997 quarter and nine-month period ended January 31, 1997 compared to the comparable fiscal 1996 periods. These decreases are also the result of lower interest rates during fiscal 1997 coupled with declining long-term debt balances as the Company makes scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, net of related expenses, increased by $34,000 (7%) for the three-month period and decreased by $150,000 (10%) for the nine-month period ended January 31, 1997 compared to the comparable fiscal 1996 periods. The decrease in the nine- month period is attributable to adjustments for property taxes against rental property in the first quarter of fiscal 1997. Net rental income is expected to continue at present levels for the balance of fiscal 1997 and into the early part of the next fiscal year.




                                    10 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $37.2 million at January 31, 1997 although this is a decrease from the working capital level at April 30, 1996 of $41.8 million. This decline is wholly attributable to the reclassification to current liabilities of the real estate construction loan of $9 million which is due on July 31, 1997. Excluding that reclassification, working capital would have increased by $4.4 million from the level at the end of the last fiscal year. Included in working capital at January 31, 1997 is $23.8 million of cash, cash equivalents and marketable securities which are readily convertible to cash.

Net cash provided by operating activities for the nine months ended January 31, 1997, was $2.6 million compared to $3.9 million for the comparable 1996 period. The decrease in net inflow of cash from operating activities in the fiscal 1997 period occurred largely as a result of changes in the balances of certain current assets and liabilities. Accounts receivable increased by $818,000 principally due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $3 million offset by collections on billed receivables. Inventory levels increased by $685,000 reflecting a higher level of activity during fiscal 1997. Prepaid and Other increased by $771,000 reflecting prepaid property taxes, increased accrued interest receivable on marketable securities and a receivable from the Company's direct finance lease tenant for reimbursement of property taxes. Payments were made against accounts payable for purchases under a procurement contract which is winding down, offset by increased accruals for incentive compensation. The Company anticipates that operating activities for all of fiscal 1997 will generate positive cash flow.

Net cash used in investing activities for the nine months ended January 31, 1997, was $15.4 million. Of this amount, $15.1 million was used to acquire certain U.S. government and agency securities. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies. The Company is continuing the installation of new computer software which was substantially completed by the end of the third quarter of fiscal 1997 at a total capitalized cost of less than $500,000. In the fourth quarter, the Company intends to install new, cost-saving production equipment at a capitalized cost of approximately $600,000. The Company has no other material commitments for capital expenditures.

Net cash used in financing activities for the nine months ended January 31, 1997, was $261,000. During the period, the Company made regularly scheduled long-term debt payments of $536,000. This cash outflow was offset by the sale of the Company's common stock out of treasury for $280,000 as certain officers and other employees exercised stock option rights. On July 31,1997, the Company is obligated to repay the $9 million real estate construction loan which was used to finance the building which is leased to a third party under a direct finance lease. The Company is evaluating its options which may include paying the loan out of current assets, refinancing the loan or some combination thereof.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems, especially digital wireless systems, which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

                                    11 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES (con't.)

At January 31, 1997, the Company's backlog amounted to approximately $16 million of which approximately $14 million is funded. This is compared to the approximately $15 million backlog at April 30, 1996. Backlog of commercial and foreign customers approximates $11.5 million at January 31, 1997.

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



































                                    12 of 14

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

         On February 14, 1997, the Company filed a petition in federal court to obtain a preliminary injunction against the Air Force to lift its suspension. The Company alleges that continuation of the suspension exceeds the Air Force's authority under the Federal Acquisition Regulations and denies the Company its rights to procedural due process and fundamental fairness mandated by applicable regulations. Details of this filing are contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 1997.

         For all items noted above, except the preceding paragraph, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1996 on file with the Securities and Exchange Commission.


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1997, however, see the next-to-last paragraph of Item 1 above regarding the Current Report on Form 8-K filed on February 21, 1997.








                                    13 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FREQUENCY ELECTRONICS, INC.
                                                     (Registrant)

Date:  March 14, 1997                     BY  /s/ Joseph P. Franklin
                                              ----------------------
                                                Joseph P. Franklin
                                                Chief Executive Officer and
                                                Chief Financial Officer


Date:  March 14, 1997                     BY  /s/ Alan Miller
                                              ---------------
                                                Alan Miller
                                                Controller


































                                    14 of 14