Form 10-K
period 1997-04-30
FREQUENCY ELECTRONICS INC
filed 1997-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the Fiscal Year ended April 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to______

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

           Securities registered pursuant to Section 12 (b)of the Act:

                                              Name of each exchange on
      Title of each class                        which  registered
      -------------------                      ---------------------
    Common Stock (par value                 American Stock Exchange, Inc.
       $1.00 per share)

           Securities registered pursuant to Section 12 (g)of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 16, 1997 - $62,016,000.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 16, 1997 - 5,052,963.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 14, 1997.

                           (Cover page 1 of 66 pages)
                            Exhibit Index at Page 55

                                     PART I

Item 1. Business
----------------
GENERAL DISCUSSION
     Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the area of time and frequency control. Unless the context indicates otherwise, references to the Registrant are to Frequency Electronics, Inc. and its subsidiaries.

     Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500.

The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 4,973,488 shares were outstanding at April 30, 1997, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

     At its inception, Registrant was involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter measure and timing systems. Such products are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. The Registrant's business was highly dependent upon the defense and space spending policies of the U.S. Government. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products.

     In an effort to better serve customers on a more competitive basis, Registrant has transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and wireless communications. Registrant has segmented its operations into two principal industries: commercial products for space and wireless communications and defense and space applications for United States Government end-use. The
Registrant's commercial space and commercial communications programs are produced by its wholly-owned subsidiary FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

     Registrant has focused its internal research and development on re-engineering its core technologies for the commercial markets. During fiscal 1997, 1996 and 1995 approximately 70%, 45% and 25%, respectively, of the Registrant's sales were for commercial products used for commercial space applications, wireless communications and foreign governments. For the years ended April 30, 1997, 1996 and 1995, approximately 30%, 55% and 75%, respectively, of the Registrant's sales were for U.S. Government end-use. Registrant believes a substantial commercial market exists for its legacy technologies and has developed several new commercial product lines as discussed later in this Item 1.

MATERIAL DEVELOPMENTS
         On November 17, 1993, Registrant was indicted on criminal charges alleging conspiracy and fraud in connection with six contracts for which Registrant was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment. On December 14, 1993, Registrant was notified by the U.S. Department of the Air Force that it had been suspended from contracting with any agency of the government. Existing contracted programs are not affected by this suspension. Certain exceptions will apply if a compelling reason exists. The suspension is temporary subject to the outcome of the legal proceedings in connection with the indictment. The Company and the individual defendants have pleaded not guilty to all criminal charges, have denied all civil allegations, and will vigorously contest all charges and allegations. See Item 3 - Legal Proceedings.

PRODUCTS
         Registrant designs, develops, manufactures and markets precision time and frequency control products. Using the technology the Registrant has developed in time and frequency products for limited applications, the Registrant has modified a number of products for wider application in the much broader commercial market for commercial space applications and wireless communications, as well as the traditional heritage government and military markets.
         Registrant's products are manufactured from raw material which, when combined with conventional electronic components available from multiple sources, become finished products, subsystems and systems used for satellite applications, space exploration, wireless communications, position location, radar, sonar and electronic counter-measures. These products, subsystems and systems are employed in ground-based earth stations, domestic and international satellites, fixed, transportable, portable and mobile communications installations as well as aircraft, ships, submarines and missiles. The Registrant's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement and delivery schedule as determined by project detail.
         Sales summaries for each class of Registrant's products during each of the last five years are set forth in Item 6 (Selected Financial Data).

         COMPONENTS - The Registrant's key technologies include quartz, rubidium and cesium from which it manufactures precision time and frequency standards and higher level assemblies which allow the users to generate, synchronize, transmit, and receive signals in order to locate their position, secure a communications system, or guide a missile. The components class of Registrant's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and space and high-reliability custom thick and thin film hybrid assemblies.
         Quartz crystal is the key element in making quartz resonators used for oscillators and filters utilized in most of the Registrant's products.
         Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Registrant's products include several types of quartz oscillators, suited to a wide range of applications, including: ultrastable units for critical satellite and strategic systems, and fast warm-up, low power consumption units for mobile applications, including commercial aircraft and telephony.
         The ovenized quartz oscillator is the most accurate type, wherein the oscillator crystal is enclosed in a temperature controlled environment called a proportional oven. The Registrant manufactures several varieties of temperature controlling devices and ovens.
         The   voltage-controlled   quartz   oscillator  is  an   electronically
controlled device wherein the frequency may be stabilized or modulated, depending upon the application.
         The temperature compensated quartz oscillator is an electronically controlled device using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.
         The key components for the atomic instrument products (cesium and rubidium) are manufactured totally from raw materials. The rubidium lamp, filter and resonance cell provide the optical subassembly used in the manufacture of the Registrant's optically pumped atomic rubidium frequency standards. The cesium tube resonator is also manufactured totally from raw materials and is used in the  manufacture  of the  Registrant's  cesium primary  standard  atomic clocks.
         High reliability, MIL-M-38510 Class S and B, custom hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Registrant's products, and also supplied directly to customers, for space and other high reliability systems.
         The Registrant, under an agreement with TRW's Electronics and Technology Division, markets an extensive line of microwave products, including millimeter/microwave monolithic integrated circuits ("MIMICs") developed by TRW for the Department of Defense, and microwave monolithic integrated circuits ("MMICs") developed at TRW's own cost. These devices are incorporated into "supercomponents" and integrated subassemblies.
         Efficient and reliable DC-DC power converters are manufactured for the Registrant's own instruments, and as stand alone products, for space and satellite applications.
         The Registrant manufactures filters and discriminators using its crystal resonators, for use in its own radio-frequency and microwave receiver, signal conditioner and signal processor products.

         INSTRUMENTS - The Registrant's instrument line consists of three basic time and frequency generating instruments and a number of instruments which test and distribute the time and frequency. The Registrant's time and frequency generating instruments are the quartz frequency standard, rubidium atomic standard, cesium beam atomic standards and VSAT transceivers.
         The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. The Registrant's frequency standard is used in communications, guidance and navigation and time synchronization. The Registrant's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred.
         The optically pumped atomic rubidium frequency standard is a solid-state instrument which provides both timing and low phase noise references used in wireless communications systems. Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronics package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.
         The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency, several orders of magnitude more accurate than other types of quartz frequency generators. The atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and provides digital timing for systems use. The atomic standard manufactured by Registrant is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.
         The VSAT transceivers consisting of C and KU Bands are intended for use in satellite communciations primarily for private data and voice earth stations.
         As communications systems become more precise, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Registrant manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

         SYSTEMS - Essentially, the Registrant's systems portion of its business is manufactured by integrating selections of its products into subsystems and systems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies and experience in applying them to a wide range of systems. Registrant's systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.
         The Systems portion of the business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. The time and frequency control systems combine Registrant's cesium, rubidium and/or crystal instruments with its other products, to provide systems for space and ground based communications, space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation calibration, and electronic counter-measures applications. A number of these time and frequency control systems provide up to quadruple redundancy to assure operational longevity.

         See Item 6 - Selected Financial Data - for sales data for each of these product lines.

BACKLOG
         As of April 30, 1997, the Registrant's backlog amounted to approximately $14 million as compared to the approximately $15 million backlog at April 30, 1996 (see Item 7). The backlog includes purchase orders and contracts from commercial and foreign customers of approximately $10 million compared to $9 million last year. A substantial portion of this backlog is expected to be filled during Registrant's fiscal year ending April 30, 1998. While the backlog includes firm purchase orders and contracts and may be a guideline in determining the value of orders which may be deliverable in the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Registrant's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS
         The Registrant markets its products both directly and through 35 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 21%, 17% and 16% of net sales in fiscal years 1997, 1996 and 1995 respectively.
         The Registrant's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 1997, 1996 and 1995, approximately 30%, 55% and 75%, respectively, of the Registrant's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.
         Sales to Hughes Aircraft Company (HAC) and Space Systems Loral each exceeded 10% of the Company's consolidated sales for the years ended April 30, 1997 and 1996. Collectively these two companies accounted for approximately 51% and 39% of the Registrant's consolidated sales for those periods, respectively. For the year ended April 30, 1995, sales to HAC, TRW and Raytheon Corp. exceeded 10% individually and 56% collectively of consolidated sales. For the years ended April 30, 1997 and 1996, the sales to HAC were substantially all for U.S. Government end-use while the sales to Space Systems Loral were for space applications and commercial communications. Sales to the above named customers in the fiscal year ended April 30, 1995 were substantially all for U.S. government end-use. The loss by the Registrant of any one of these customers or, for those customers contracting with the U.S. Government, the loss of any contracts which are partially subcontracted to the Registrant would have a material adverse effect on the Registrant's business. The Registrant believes its relationship with these companies to be mutually satisfactory and, except for the pending legal proceedings discussed in Item 3, is not aware of any prospect for the cancellation or significant reduction of any of its commercial or U.S. Government contracts.
         The Registrant purchases a variety of components such as transistors, resistors, capacitors, connectors and diodes for use in the manufacture of its products. The Registrant is not dependent upon any one supplier or source of supply for any of its component part purchases and maintains alternative sources of supply for all of its purchased components. The Registrant has found its suppliers generally to be reliable and price-competitive.

COMMERCIAL MARKETS
         Registrant has transformed itself from a defense contract manufacturer into a high-tech provider of time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and digital wireless communications. Registrant has focused its internal research and development on re-engineering its core technologies for the commercial markets. During the fiscal year ended April 30, 1994, Registrant transferred all commercial communications and space programs to its wholly-owned subsidiary, FEIC. The foregoing developments have been implemented with a view towards enabling Registrant to achieve long-term substantial increases in commercial sales.

COMMERCIAL SPACE:
         The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has led to the increased need and ability to transmit information to earth based receivers. This requires precise timing and frequency control at the satellite. For example, Registrant manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. Registrant's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Registrant's own instruments and as stand alone products for space and satellite applications. Registrant's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. New products based on Registrant's heritage military designs are being introduced to take advantage of this emerging market. These new products include local frequency generators, up and down converters, low noise amplifiers and complete satellite transceivers.

WIRELESS COMMUNICATIONS:
         The telecommunications industry is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and PCS networks. Wireless communication services have become an integral part of the telecommunications market.
         Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology in order to expand network coverage, increase capacity and improve transmission quality. This upgrade requires very accurate frequency control at the base stations accomplished through quartz or rubidium oscillators to achieve a higher degree of precision.
         Currently three leading digital technologies are utilized: Time Division Multiple Access, Code Division Multiple Access and Global System for Mobile Communications. These transmission protocols are segmented and transmitted over a wider spectrum of bandwidths than available under analog systems. Digital systems have a need for more accurate synchronization which is accomplished through use of precise timing devices located throughout the system. Registrant manufactures a Commercial Rubidium Atomic Standard, an extremely small, low cost, low phase noise, stable atomic standard and temperature stable quartz crystal oscillators ideally suited for use in advanced cellular communications and wireless telecommunications.

GOVERNMENT CONTRACTS

         During the fiscal years ended April 30, 1997, 1996 and 1995, approximately 30%, 55% and 75%, respectively, of the Registrant's sales were made either directly with U.S. Government agencies or indirectly with government agencies through subcontracts intended for government end-use. All of these contracts were on a fixed price basis. Under a fixed price contract the price paid to the Registrant is not subject to adjustment by reason of the costs incurred by the Registrant in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Registrant bears the risk of cost overruns and derives the benefit from cost savings.
         Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Registrant's accounts with respect to these contracts. The Registrant is not aware of any basis for recovery with respect to past certificates.
         All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Registrant is entitled to receive compensation as provided under such contracts and in the applicable U.S.
Government regulations.
         The Registrant's proprietary products are used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are used on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are but two examples of the programs in which the Registrant participates. The Registrant manufactures the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Registrant's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

RESEARCH AND DEVELOPMENT
         The Registrant's technological expertise has been an important factor in its growth. Until recently, virtually all of its research and development activities have taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Registrant has been successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, is of a proprietary nature.
         Registrant has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products. Registrant continues to conduct research in developing new time and frequency technologies and improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.
         The Registrant continues to focus a significant portion of its own resources and efforts on developing hardware for commercial satellite programs, commercial ground communication systems and wireless communications systems which it anticipates will result in future growth and increases in profits. During fiscal 1997, 1996 and 1995, the Registrant expended $1.5 million, $1.1 million and $1.9 million of its own funds, respectively, on such research and development activity.

PATENTS AND LICENSES
         The Registrant believes that its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Registrant's technical competence, the quality of its products and its prompt and responsible contract performance. However, the rights to inventions of employees working for the Registrant are assigned to the Registrant and the Registrant presently holds such patents and licenses. Also, in certain limited circumstances, the U.S. Government may use or permit the use by the Company's competitors, certain patents or licenses it has funded. Registrant does not believe that patents and licenses are material to its business.

COMPETITION
         The Registrant experiences intense competition with respect to all areas of its business. The Registrant competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to perform in severe environments encountered in space, prompt and responsive contract performance, and the Registrant's technical competence and price. The Registrant has a unique and broad product line which includes all three frequency standards -quartz, rubidium, and cesium. The Registrant believes its ability to take such raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications by determining the most appropriate type, all under one roof, provides the Registrant with an advantage over many of its competitors.
         Many of the Registrant's competitors are larger, have greater financial resources and have larger research and development and marketing staffs than the Registrant. With respect to the cesium beam atomic clock, quartz crystal standard and rubidium frequency standard, the Registrant competes with Hewlett-Packard Company, Datum, Inc., and E. G. and G., Inc.

EMPLOYEES
         The Registrant employs 212 persons.

OTHER ASPECTS
         The Registrant's business is not seasonal and no unusual working capital requirements exist.


Item 2.  Properties
-------------------
         Registrant established its headquarters in December 1981 in a 131,000 square foot manufacturing and office facility located in Mitchel Field, Long Island, New York (the "Mitchel Field Complex"). The Mitchel Field Complex was built and equipped, in part, with the proceeds of a $5,000,000 Industrial Development Bond financing arrangement concluded through the Nassau County Industrial Development Agency and various lending institutions ("Financing Arrangement"). The Mitchel Field Complex is erected on land leased from the County of Nassau ("Nassau County Lease") dated as of February 24, 1981 for an aggregate period of 99 years (including renewal options exercisable at
Registrant's sole discretion). Registrant paid total base rentals under this lease of approximately $167,000 during the fiscal year ended April 30, 1997. The Nassau County Lease provides for increases generally at 10 year intervals. Registrant has granted to the lending banks a security interest in all personal property purchased with the proceeds of this financing and a mortgage on the Nassau County Lease.
         In June 1988, Registrant completed construction of an additional 90,000 square feet of manufacturing and office facility contiguous to the Mitchel Field Complex. These additional facilities were financed with the proceeds of a $3,500,000 Industrial Development Bond Financing arrangement with the Nassau County Industrial Development Agency and a lending institution, as part of its plan to finance the new plant and equipment ("Financing Arrangement II").
         Under the terms of the Financing Arrangement and Financing Arrangement II, interest is payable at 65% and 79%, respectively, of the lending banks' prime commercial lending rates. This advantageous interest rate is made available under an exemption from the taxation of interest payments received by the lenders as provided by the Internal Revenue Code ("Code"). In fiscal 1995 the Financing Arrangement was fully repaid. Registrant has no reason to believe that the exemption with respect to Financing Arrangement II will be challenged by the Internal Revenue Service.
         Such interest rate formula will remain in effect during the 15-year period required to amortize Financing Arrangement II. Registrant has the right to prepay the loan at any time. Financing Arrangement II contains certain restrictions with respect to the maintenance of net worth and encumbering the building.
         In December 1990, a subsidiary of the Registrant signed a 15 year lease with Lab Corporation of America ("LCA", formerly National Health Laboratories Incorporated). The terms require that the subsidiary of the Registrant have a building constructed for use by LCA for which construction was completed in November 1992. The Registrant provided $9,000,000 of financing for the cost of the building financed through a bank construction loan currently due January 30, 1998. This loan has been guaranteed and collateralized by LCA assets. Annual rental income of $1,650,000 commenced in November 1992 upon completion of the building. Minimum rentals are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. Under the terms of the lease agreement annual rent escalations of 5% began in the fourth year of the lease. This lease is accounted for as a direct finance lease and income is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.


Item 3.  Legal Proceedings
--------------------------
U.S. Government Indictment
         On November 17, 1993, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned an indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CR 93-1261 ("Indictment"). As the caption in the proceeding indicates, the Indictment named as defendants Frequency Electronics, Inc ("FEI"), Martin Bloch - its then board chairman, president and chief executive officer, Abraham Lazar - one of its directors, Harry Newman-its secretary/treasurer, and Marvin Norworth its contracts manager. The eighteen count Indictment charges violations of Title 18, United States Code ("U.S.C.") Sections 286 and 3551 et seq., 1031(a), 2 and 3551 et seq., 1001, 2 and 3551 et
seq.
         The Indictment makes allegations, generally, as follows: TRW, Inc. ("TRW") was a prime contractor on a contract with the United States Government ("Government") to build satellites; FEI was a subcontractor of TRW under six contracts to manufacture electronic devices for space satellites pursuant to TRW's contracts with the Government. In February 1988, three of the subcontracts were terminated by TRW and three of the subcontracts were partially terminated by TRW and restructured. In connection with such terminations, FEI submitted detailed statements of information setting out its costs incurred in connection with the subcontracts for the unpaid portion of which it was eligible for compensation, directly or indirectly, by the Government. Among the costs for which it was eligible for compensation were labor costs, overhead and general and administrative costs (collectively "costs"). Settlement proposals were submitted by FEI with respect to the three terminated subcontracts. The proposals contained, among other things, the cost information described above and FEI was compensated, directly or indirectly, by the Government. Contract pricing proposals were submitted by FEI with respect to the three partially terminated and restructured subcontracts and such proposals contained, among other things, the cost information described above. FEI and TRW entered into an agreement restructuring such subcontracts and FEI was paid settlement expenses in connection with such restructured subcontracts.
         The general substance of the criminal charges against FEI and the individual defendants named in the Indictment is that FEI and the individual defendants conspired to defraud and did defraud the Government and that some or all of them committed, among others, the following criminal acts: they agreed to defraud the Government; they submitted statements and invoices with respect to FEI's costs incurred in connection with the terminated and/or partially terminated and restructured subcontracts for the purpose of FEI obtaining compensation thereunder, which statements and invoices were intentionally false; the statements and invoices included claims for labor costs and other costs which were intentionally false; FEI and the individual defendants destroyed or caused to be destroyed important records relating to labor costs; FEI and the individual defendants altered or caused to be altered FEI's records and vendor invoices with respect to FEI's cost of labor, materials and services; FEI and the individual defendants intentionally made false statements to Government officials; and FEI and the individual defendants intentionally submitted false documents to Government officials. The Indictment does not specify the dollar amount as to which it is claimed the Government was defrauded.
         Subsequent to the return of the Indictment, FEI and the individual defendants moved to dismiss the Indictment on various grounds ("Motion(s)"). The Motions were heard on May 13, 1994 and the Court rendered its decision and denied the Motions. Discovery has not been completed. FEI has determined to vigorously defend the Indictment.
         On April 6, 1994, a Federal Grand Jury in the United States District Court for the Eastern District of New York returned a superseding indictment in a criminal proceeding entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CR 93-0176 ("Superseding Indictment"). As the caption in the proceeding indicates, the Superseding Indictment named as defendants all of the same parties as in the Indictment. The nineteen count Superseding Indictment charges violations of Title 18, U.S.C. Sections 371 and 3551 et seq., 1001, 2 and 3551 et seq. It is believed that the Superseding Indictment primarily represents an attempt by the Government to meet and cure certain of the asserted deficiencies in the Indictment which were specified in the Motions. The Superseding Indictment enlarged Count One of the Indictment from an 18 U.S.C. Section 286 conspiracy to a conspiracy charged under Title 18, U.S.C.
Section 371. In addition, the Superseding Indictment contained an additional count charging a violation of Section 1001 of Title 18, i.e., making a false statement to a Government agency. Other than the foregoing, there are no other substantial differences between the Indictment and the Superseding Indictment. The Superseding Indictment does not specify the dollar amount as to which it is claimed the Government was defrauded. The Government takes the position that it may proceed to trial on either the Indictment or the Superseding Indictment. The Government has not advised as to whether it intends to proceed under the
Indictment or the Superseding Indictment and the Court has not ruled on this subject. FEI and the other defendants moved to dismiss the Superseding Indictment and those motions were also heard on May 13, 1994. The Court denied the motions addressed to the Superseding Indictment. Discovery has not been completed. FEI has determined to vigorously defend the Superseding Indictment.
         In connection with the defense of the Indictment and the Superseding Indictment, FEI and the other defendants have sought the production of United States Government classified information and documents pursuant to the provisions of the Classified Information Procedures Act ("CIPA"). A formal hearing under CIPA commenced on April 29, 1996. The CIPA process is continuing and no assessment can be made as to when it will be concluded or the outcome.
         Upon a conviction of FEI, the Government may be awarded fines, penalties, restitution, forfeitures, treble damages or other conditional relief.
         On November 17, 1993, the Government commenced a civil action for damages in the United States District Court for the Eastern District of New York entitled, "United States District Court, Eastern District of New York, United States of America, Plaintiff, against Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants", index number CV 93-5200 ("Government Civil Action"). The Government Civil Action sets forth four causes of action against each of the named defendants alleging, in substance, fraud under 31 U.S.C. Section 3729, et seq, (the "False Claims Act"), fraud, unjust enrichment and breach of contract. In the complaint, demand is made for treble damages in an unspecified sum based upon the alleged violations under the False Claims Act, plus costs and attorneys fees in an unspecified amount, plus $10,000 for each false claim and for each false record and statement. Pursuant to an order of the Court dated January 12, 1994, all proceedings in the Government Civil Action including, without limitation, discovery are stayed pending a jury verdict of the Indictment. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. No opinion can be offered as to the outcome of the Government Civil Action. FEI has determined to vigorously defend the Government Civil Action.
         A qui tam action was commenced in the United States District Court for the Eastern District of New York entitled, "The United States of America ex rel. Ralph Muller, Plaintiff, against Frequency Electronics, Inc., Raytheon Company, Raytheon Company Subsidiaries #1-10, fictitious names for subsidiaries of Raytheon Company, Hughes Aircraft Company, Hughes Aircraft Company subsidiaries #1-20, fictitious names for subsidiaries of Hughes Aircraft Company, and Martin Bloch, Defendants", index number CV-92 5716 ("Muller Qui Tam Action"). The Muller Qui Tam Action was brought pursuant to the provisions of the False Claims Act and is an action by which an individual may, under certain circumstances, sue one or more third persons on behalf of the Government for damages and other relief.
         The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action. It is believed that the Government made applications to the Court on one or more occasions after December 3, 1993, to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the Muller Qui Tam Action and the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action names as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, it appears that the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994, as to Hughes, Raytheon and their respective subsidiaries. FEI and Martin Bloch moved to dismiss the complaint on various grounds and at the oral argument of the motion to dismiss, the Court granted the motion to the extent that the complaint failed to plead fraud with sufficient particularity as is required under the Federal Rules of Civil Procedure and the plaintiff was directed to serve an amended complaint. On February 6, 1996, plaintiff served an amended complaint ("Amended Complaint").
         The Amended Complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advanced Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which constituted components of the AMRAAMS; that FEI improperly designed, manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI and Martin Bloch knowingly directed non-disclosure of the design flaws; that the concealed design defects in developmental oscillators permitted FEI to manufacture additional defective oscillators which were used in operational missiles; that as a direct result of FEI's fraudulent concealment of the defects, FEI was contracted to design and manufacture additional oscillators; that when missiles were returned to FEI for repair, FEI charged the Government for repair even though FEI knew the units had been defective at the time of delivery; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.
         FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the Amended Complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander demanding damages of $3,000,000; tortious interference with prospects for additional business relations - demanding damages of $1,865,010; prima facie tort - demanding damages of $1,865,010; conversion - demanding damages of $11 plus an amount to be determined at trial; breach of employment contract - demanding damages of $1,865,010; breach of fiduciary duty demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorneys Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.
         In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 Letter provided to the Government. The third-party complaint asserts the same claims against the attorneys as are asserted in the counterclaims against Muller, for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion. The counterclaims and third-party complaint have been served. Muller has replied to the counterclaims asserted in FEI's answer to the Amended Complaint, denied the substantive allegations and asserted various affirmative defenses. The third-party defendants have replied to the third-party complaint and have denied the allegations and asserted various affirmative defenses. Discovery has not commenced.
         Muller moved to dismiss the counterclaims in the answer and the third party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and at the time the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. By order dated August 29, 1996, the Court stated that on January 5, 1996, the Government had agreed to unseal the case file and that the balance of the relief requested was denied or otherwise dealt with as reflected on the record at the oral argument on January 5, 1996. On April 11, 1997, in open Court and on the record, the Court ordered that the Muller Qui Tam Action is stayed pending resolution of the criminal case.
         No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, third-party action or the pending motions.
         On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). All of the individual defendants named in the complaint are or were directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's secretary/treasurer and Marvin Norworth, FEI's contracts manager. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
         The  substance  of  the  amended  complaint  contains  allegations,  in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees.
         FEI and all of the individual defendants have moved to dismiss the complaint in the Solash Action ("Motion(s)"). To date, the Motions have not been heard by the Court. FEI has determined to vigorously defend the Solash Action. Discovery has not commenced. No opinion can be offered as to the outcome of the Motions or with respect to the Solash Action.
         On February 4, 1994, FEI was served with a complaint in an action entitled "Supreme Court of the State of New York, County of New York, Moise Katz, Plaintiff, against Martin B. Bloch, Joseph P. Franklin, Joel Girsky, John
C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Defendants, and Frequency Electronics, Inc., Nominal Defendant", Index Number 93-129450 ("Katz Action"). This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves. All of the individual defendants named in the complaint are directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice president, and Joseph P. Franklin is presently chairman of the board of directors.
         The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.
         FEI and all of the defendants have moved to dismiss the complaint in the Katz Action ("Motion(s)"). At the time of the Motions, the plaintiff moved to amend the complaint by setting forth certain additional allegations of wrongdoing including, among others, amplifying allegations with respect to the Indictment, setting forth allegations relating to the Muller Qui Tam Action, and allegations attempting to clarify the relationship of the parties to the New
York forum, the latter allegations having been attacked on the Motions. In connection with the Motions, the defendants stipulated that they would not object to any application by the plaintiff Katz to intervene in the Solash action. By order dated September 21, 1994, the Court granted the defendants' Motions, dismissed the complaint and denied the plaintiff's cross-motions.
         On or about November 17, 1994, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Moise Katz Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Harry Newman, Marvin Norworth, individuals, Defendants and Frequency Electronics, Inc., a Delaware corporation, Nominal Defendant", Civil Action No. 13841 ("Katz Delaware Action"). All of the individual defendants named in the complaint, with the exception of Harry Newman ("Newman") and Marvin Norworth ("Norworth"), were all directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. Newman is FEI's secretary/treasurer and Norworth was FEI's contracts manager. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed or refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Delaware Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
         The substance of the complaint contains allegations, in general, as follows: the Indictment was issued (reciting certain of the allegations contained in the Indictment); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.
         Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").
         In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17, 1995, and a Stipulation and Order of the Court dated June 14, 1995, the Derivative Litigation has been dismissed as to Newman and Norworth and is otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court. FEI has determined to vigorously defend the Derivative Litigation. Discovery has not been commenced. No opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.
         A qui tam action was commenced in the United States District Court for the Eastern District of New York entitled, "United States of America, ex rel. Howard B. Geldart, Plaintiff - Relator v. Frequency Electronics, Inc., Markus Hechler, Harry Newman, Marvin Norworth, and Steven Calceglia, Defendants" (Geldart Qui Tam Action"). The Geldart Qui Tam Action was brought pursuant to the False Claims Act, which is described above.
         The complaint was originally filed on or about October 19, 1993 in camera and under seal pursuant to the provisions of the False Claims Act. An amended complaint was filed on or about April 4, 1995. The Court unsealed the amended complaint on or about June 2, 1995. The Government has exercised its right under the False Claims Act to take over the prosecution of this action.
         The amended complaint alleges that FEI created and used materially false cost data to justify cost estimates in bid packages and otherwise, affecting prices and fees charged and paid for defense procurement contracts relating to the AMRAAM missile, and to a program for the replacement of Cesium Standard parts, and to continue to justify the award of and payments under such contracts; that the false claims caused the United States unknowingly to pay more than the actual cost (plus a reasonable profit) of the products and services; that FEI knowingly made transfers to cost from contract to contract that were unjustified and materially false and otherwise overstated the costs of its contracts; that this materially false cost data was used to support false cost estimates by FEI to the United States or its contractors, to fraudulently accelerate costs incurred so as to obtain progress payments, to justify cost estimates in bids for contracts of a nature similar to ones already awarded FEI, and to misrepresent cost information to the United States and its contractors.
         FEI has determined to vigorously defend the Geldart Qui Tam Action. To date, none of the defendants have answered the amended complaint. On April 11, 1997, in open court and on the record, the Court ordered that the Geldart Qui Tam Action is stayed pending resolution of the criminal case.
         On December 22, 1993, February 10, 1994, February 24, 1994, May 10, 1994, June 7, 1994 and July 19, 1995, Grand Jury Subpoenas Duces Tecum were served on FEI ("Subpoenas"), the Subpoenas were each returnable before a Grand Jury sitting in the United States District Court for the Eastern District of New York. The Subpoenas called for the production of a variety of finance, accounting and other documents, computer records and computer tapes relating to the AMRAAMS. A number of FEI employees have been subpoenaed to appear before the Grand Jury. The prosecutor has not advised as to the theory of this investigation. Based upon the FEI documents subpoenaed, it appears that the inquiry relates to finance and/or pricing matters. FEI is advised the notices provided with the Subpoenas to FEI employees indicate their testimony is required in connection with an investigation related to false statements (18 U.S.C. Section 1001), false claims (18 U.S.C. Section 287), and conspiracy to present fraudulent claims (18 U.S.C. Section 286). FEI regards charges or claims of violations of Government laws and regulations as extremely serious and recognizes that such charges or claims could have a material adverse affect on it. FEI's business is dependent upon contracts with the Government and contracts and subcontracts with other companies as to which the Government or its agencies are the end-user. Under the law, a Grand Jury indictment of FEI or any of its officers, directors or employees, can result in suspension or debarment of FEI from receiving Government contracts for a specified period of time. Registrant is currently subject to such a suspension by reason of its indictment on November 17, 1993. Upon conviction of FEI or in a civil proceeding, the Government may seek fines, penalties, restitution, forfeitures, treble damages or other conditional relief. To date, no charges have been filed, nor claims asserted against FEI as a result of the Grand Jury investigation related to AMRAAM.
         Robert H. Harris, Esq. ("Harris"), a counsel to one of FEI's former employees who was subpoenaed to testify before the Grand Jury, threatened to file a claim against FEI, in the name of such counsel, in the form of a qui tam action pursuant to the False Claims Act. To date, FEI has not been served with any legal process relating to the False Claims Act other than the Government Civil Action, the Muller Qui Tam Action and the Geldart Qui Tam Action.
         FEI has filed claims with its insurance carriers pertaining to potential coverages for directors and officers relating to the first Grand Jury Investigation, the Indictment and the Superseding Indictment, the Government Civil Action, the Muller Qui Tam Action, the Geldart Qui Tam Action, the Solash Action and the Katz Action.
         Certain disclaimers of coverage have been made by the carriers with respect to certain of these matters. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. At the appropriate time, FEI intends to vigorously pursue its rights with respect to these insurance policies.
         Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $890,000, $919,000 and $2,300,000 for fiscal years 1997, 1996 and 1995, respectively.

Government Contract Suspension
         On December 14, 1993, Registrant was notified by the U.S. Department of the Air Force that, effective December 13, 1993, it had been suspended from contracting with, or acting as subcontractor under any contract with any agency of the U.S. Government and that such suspension is effective throughout the executive branch of the Government. The suspension is also applicable to Registrant's former chairman and chief executive officer, one of Registrant's directors and former vice presidents, Registrant's secretary and treasurer, who went on leave of absence from such position, and Registrant's contract manager, presently on leave of absence from such position and has since retired. The suspension is temporary, subject to the outcome of legal proceedings against Registrant and the four individuals named above presently pending in the United States District Court as discussed above.
         The suspension does not preclude the completion by Registrant of its performance of Government contracts or subcontracts awarded to it and pending on the date of suspension. The Government may also conduct business with Registrant during the period of suspension when a Government department or agency determines that a compelling reason exists for it to do so. Examples of compelling reasons are: (1) only Registrant can provide the supplies or services required; (2) urgency requires contracting with Registrant; and (3) the national defense requires continued dealings with Registrant. However, except for all of the foregoing, during the period of suspension:
         (1)      Offers  will  not be  solicited  from,  contracts  will not be awarded to, existing contracts will not be renewed or otherwise extended for, and subcontracts requiring Government approval will not be approved for Registrant by any agency in the executive branch of the Government, unless the head of the agency taking the contracting action, or a designee, states in writing the compelling reason for continued business between Registrant and the agency.
         (2) Registrant may not conduct business with the Government as an agent or representative of other contractors and it may not act as an individual security for other contractors.
         (3) No government contractor may award Registrant a subcontract equal to or in excess of $25,000 unless there is a compelling reason to do so and the contractor first notifies the contracting officer and further complies with certain Government registrations.
         (4) Registrant's affiliation with or relation with any organization doing business with the Government will be carefully examined to determine the impact of these ties on the responsibility of that organization to be a government contractor or subcontractor.

         The suspension regulations allow Registrant the opportunity to contest the suspension by submitting to the suspending agency information and argument in opposition to the suspension. Since Registrant and all of the individual defendants have pleaded not guilty to the Indictment and the Superseding Indictment and denied the charges alleged in the Government's related civil action, the Registrant believes that the suspension is unwarranted, and accordingly, Registrant has undertaken to vigorously contest the suspension. However, to date, the suspension has not been withdrawn and no opinion can be provided as to removing the suspension pending a favorable disposition of the above-described legal proceedings.
         If the Indictment results in conviction, the period of suspension could be extended by way of the debarment of Registrant from any future Government contracts or subcontracts. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of Registrant's suspension will be considered in determining the debarment period. The debarring official may also extend the debarment for an additional period if that official determines that an extension is necessary to protect the Government's interest. A debarment may not be extended solely on the basis of the facts and circumstances upon which the initial debarment action was based. The debarring official may likewise reduce the period or extent of debarment, upon Registrant's request, supported by documentation for reasons such as: 1) newly discovered material evidence; 2) reversal of the conviction or civil judgment upon which the debarment was based; 3) bona fide change in ownership or management; 4) elimination of other causes for which the debarment was imposed; or 5) other reasons the debarring official deems appropriate.
         On February 14, 1997, the Company commenced an action in the United States District Court for the Eastern District of Virginia, Alexandria Division, entitled "Frequency Electronics, Inc., Plaintiff, v. United States of America, Department of the Air Force, Defendant", which sought (1) a declaration that (i) the Government's decision to continue the Company's suspension from Government contracting beyond three years violates the applicable provisions of the Federal Acquisition Regulations ("FAR"), (ii) its continuation of the suspension beyond three years is punitive in nature, (iii) the summary nature of the administrative decision to continue the suspension violates the Company's rights under the Due Process Clause of the Fifth Amendment, denies the procedural due process and the principles of fundamental fairness mandated by the FAR, and is otherwise arbitrary and capricious, and an abuse of discretion, and (iv) further consideration of the matter on remand to the Air Force Suspension Official would prove to be an exercise in futility, (2) a preliminary and permanent injunction prohibiting defendant from (i) continuing the Company's suspension, or (ii) imposing a new suspension or debarment relating to the facts and circumstances known by the Government at the time of the imposition of the suspension on December 13, 1993, and (3) an order directing the Government to promptly and expeditiously take the necessary action to remove the Company's name from the GSA "Lists of Parties Excluded from Federal Procurement or Non-Procurement Programs."
         The Air Force moved for summary judgment. On March 14, 1997, the District Court granted the Air Force's judgment, dismissed the action with prejudice, and refused to grant and decide the Company's motion for a preliminary injunction. The Company has appealed the District Court's order to the United States Court of Appeals for the Fourth Circuit. No opinion can be offered as to the outcome of the Appeal.
         Approximately 30% of Registrant's business is comprised of prime and subcontracts in which the Government is the end-user. The balance of Registrant's business (approximately 70%), which it has been expanding in recent years, is in commercial and export markets unrelated to the Government. To the extent that Registrant is currently reliant on Government contracts and subcontracts and the effect which the suspension, unless withdrawn, will have on Registrant's ability to continue to obtain such business, Registrant believes that the suspension and possible debarment is an extremely serious matter which could have a material adverse effect on Registrant's business prospects, financial condition and results of its operations. However, Registrant is unable to ascertain at this time whether or not this has been the case.
         At April 30, 1997, included in Registrant's inventory is $3.2 million of components and sub-assemblies in anticipation of replenishment orders from the U.S.Government, for which Registrant is currently under suspension. Regist-rant believes such inventories are fully recoverable based upon the aging of the installed systems and the fact that Registrant is the sole provider of such products.

Environmental Matters
         The State of California Regional Water Quality Control Board has issued certain abatement orders relative to ground water contaminations originating from the site of premises obtained by the Company in connection with an acquisition. In June, 1988, the U.S. Environmental Protection Agency proposed that such premises be added to the National Priorities List, which would subject the premises to the Super-fund requirements of federal law. No estimate as to the cost to clean up the premises has been made or provided to Registrant. Pursuant to the terms of the Purchase Agreement, the seller, a financially capable party, has indemnified Registrant from any damages arising from this environmental matter. Since Registrant is no longer the owner of the property and has only secondary responsibility, it is of the opinion that the outcome will not have a significant impact on operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 1997.

Item 4(a) Executive Officers of the Registrant
----------------------------------------------
         The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors. During fiscal 1994 certain officers have taken voluntary leaves of absence as discussed in Registrant's Form 8-K dated November 17, 1993.
         The names of all executive officers of Registrant and all positions and offices with the Registrant which they presently hold are as follows:

     Joseph P.Franklin -  Chairman of the Board of Directors, Chief Executive
                              Officer,  Chief Financial Officer.
     Martin B. Bloch   -  President(1), Chief Scientist
     John C. Ho        -  Vice President of Research and Development(3) and
                              Director
     Marvin Meirs      -  Vice President, Engineering
     Alfred Vulcan     -  Vice President, Systems Engineering
     Markus Hechler    -  Vice President, Manufacturing and Acting Secretary
     Charles S. Stone  -  Vice President, Low Noise Development
     Leonard Martire   -  Vice President, Space Systems and Business Development
     Harry Newman      -  Secretary and Treasurer(2)

         None of the officers and directors are related.
         (1) In connection with the indictment as discussed under Item 3 - Legal Proceedings, Martin B. Bloch has taken a leave of absence as president and no one has been elected as acting president.
         (2) In connection with the indictment as discussed under Item 3 - Legal Proceedings, Harry Newman has taken a leave of absence as secretary and treasurer and Markus Hechler, a vice president of Registrant, has been elected acting secretary.
         (3) Effective May 1, 1997, Mr. Ho has retired from his position as Vice President of Research and Development but continues as a director of Registrant.

         Joseph P. Franklin, age 63, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors, Chief Executive Officer and has served as Chief Financial Officer since September 15, 1996. He has been the Chief Executive Officer of Franklin
S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.
         Martin B. Bloch, age 61, has been a Director of the Company and of its predecessor since 1961. As discussed in Item 3, Mr. Bloch resigned as Chairman of the Board of Directors and Chief Executive Officer and is currently its President and Chief Scientist. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.
         John C. Ho, age 64, has been employed by the Company and its predecessor since 1961 and has served as a Vice President since 1963 and as a Director since 1968.
         Marvin Meirs, age 59, was employed by the Company in an engineering capacity from 1966 to 1972 and rejoined the Company in such capacity in 1973, serving as Vice President, Engineering since 1978.
         Alfred Vulcan, age 60, joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since 1978.
         Markus Hechler, age 51, joined the Company in 1967, and has served as its Vice President, Manufacturing since 1982, and as Assistant Secretary since 1978. He was elected Acting Secretary in December 1993 when Harry Newman took a leave of absence.
         Charles S. Stone, age 66, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.
         Leonard Martire, age 60, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Space Systems.
         Harry Newman, age 50, has been employed by the Company as Secretary and Treasurer since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

                                     PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------
         The Common Stock of the Registrant is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Registrant's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

         FISCAL QUARTER                   HIGH SALE          LOW SALE
         1997 -
                FIRST QUARTER             $ 9  1/4           $5
                SECOND QUARTER             10  3/8            6   7/8
                THIRD QUARTER              12  7/8            8  9/16
                FOURTH QUARTER             12  3/4            9   1/4
         1996 -
                FIRST QUARTER             $ 5                $3   1/8
                SECOND QUARTER              5  1/8            3   5/8
                THIRD QUARTER               6  1/2            3  5/16
                FOURTH QUARTER              8  1/2            4   7/8

      As of July 16, 1997, the approximate number of holders of record of common stock was 984.

DIVIDEND POLICY
         On March 24, 1997, Registrant announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. Dividend amounts will be determined by the Board of Directors prior to each declaration based on the Company's financial condition and financial performance.

Item 6.  Selected Financial Data
--------------------------------
         The following table sets forth selected financial data including net sales and operating income for the five year period ended April 30, 1997. The information has been derived from the audited financial statements of the Company for the respective periods.

                                          Years Ended April 30,

                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----

                                    (in thousands, except share data)

Net Sales
    Components ........   $11,574    $10,565    $ 5,695    $ 4,652    $22,551
    Instruments .......    11,424      9,524     14,065     15,921     17,495
    Systems ...........     3,686      3,801      4,321      6,891      3,185
    Purchase Services .     1,245      1,202         --         --         --
                          -------    -------    -------    -------    -------

Total Net Sales .......   $27,929    $25,092    $24,081    $27,464    $43,231
                          =======    =======    =======    =======    =======

Operating Profit (Loss)   $ 2,675    $ 1,047   ($ 6,025)  ($ 6,174)  ($12,279)
                          =======    =======    =======    =======    =======

Net Earnings (Loss) ...   $ 4,863    $ 2,822   ($ 3,843)  ($ 4,622)  ($ 7,966)
                          =======    =======    =======    =======    =======

Average Common and
    Common Equivalent
    Shares Outstanding    4,892,907  4,626,581  4,835,367  5,410,762  5,596,788

Earnings (Loss) per
    Common and Common
    Equivalent Shares .    $ 0.99     $ 0.61    ($ 0.80)   ($ 0.85)   ($1.42)
                           ======     ======    ======     ======      =====

Total Assets ..........   $74,866    $68,770    $65,032    $72,655    $97,065
                          =======    =======    =======    =======    =======

Long-Term Obligations .   $ 5,460    $14,877    $14,959    $15,327    $24,945
                          =======    =======    =======    =======    =======

Cash dividend declared
    per common share .(1)  $ 0.15         --         --         --         --
                           ======     ======     ======     ======     ======

      (1) On March 24, 1997, the Company declared its initial cash dividend to shareholders of record at April 30, 1997, payable on June 1, 1997

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
         of Operations
         -------------
RESULTS OF OPERATIONS

         The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                     1997       1996      1995
                                                     ----       ----      ----
Net Sales
    Commercial ................................      70.2%      44.7%     25.3%
    US Government .............................      29.8       55.3      74.7
                                                    -----      -----     -----
                                                    100.0      100.0     100.0

Cost of Sales .................................      64.7       66.5      85.5
Selling and administrative expenses ...........      20.5       25.1      31.4
Research and development expenses .............       5.2        4.2       8.1
                                                    -----      -----     -----
Operating profit (loss) .......................       9.6        4.2     (25.0)

Other income (expense) - net ..................       8.6        7.8       8.5
Provision for income taxes ....................      (0.7)      (0.8)     (0.3)
                                                    -----      -----     -----
Earnings (loss) before cumulative effect
    of change in accounting principle .........      17.4       11.2     (16.8)

Net earnings (loss) ...........................      17.4%      11.2%    (16.0%)
                                                    =====      =====     =====

Operating Profit

         Operating profit for the year ended April 30, 1997, improved by $1.6 million over the year ended April 30, 1996 and by $8.7 million over fiscal year 1995. This result was achieved through increased sales to non-U.S. Government customers coupled with significant improvement in gross margins due to cost cutting and, as compared to fiscal 1995, the conclusion of certain unprofitable contracts initiated by the Company's former west coast operations. Reduced selling and administrative expenses and more focused research and development costs, as discussed below, further enhanced the operating results for the current fiscal year.

Net Sales

         Net sales in fiscal 1997 increased by $2.8 million (11%) over fiscal 1996 and by $3.8 million (16%) over fiscal 1995. As illustrated in the table above, commercial sales have become the dominant portion of the Company's business. Sales to such customers for the fiscal year ended April 30, 1997 increased by $8.3 million over fiscal 1996 and by $13.5 million over fiscal 1995. Sales to non-U.S. Government customers are expected to remain the major source of revenues in subsequent fiscal years. The Company will continue to engage in contracts for which the end user is the U.S. Government but such sales are not expected to increase significantly in absolute sales dollars due to the overall decline in U.S. Government procurement (principally DOD and NASA) and the Company's continuing contract suspension by the U. S. Air Force.

         Included in each of fiscal 1997 and 1996 commercial sales is approximately $1.2 million of revenues related to parts procurement and screening services on behalf of the Globalstar Satellite program. The Company intends to actively promote its procurement services for other satellite programs. Fiscal 1997 commercial revenues continued the trend established in the prior fiscal year of increasing sales of the Company's commercial product lines particularly for commercial rubidium. Sales of these product lines are expected to continue to grow as the Company further advances its products into the marketplace.

Gross margins

         Gross margins for the fiscal year ended April 30, 1997, improved modestly over fiscal year 1996 increasing to 35.3% from 33.5%, both of which are substantially improved over the fiscal 1995 gross margin of 14.5%. The current year results reflect a continuation of the cost reductions and process improvements which were initiated in fiscal 1996. These results also reflect the growth in the commercial product lines where margins, in general, are larger than on U.S. government related contracts. In addition, fiscal year 1995 incurred costs associated with the restructuring and consolidation of the Company's former west coast facility. The retained assets and activities of that entity were relocated to the Company's headquarters location during fiscal 1995.

         Gross margin in fiscal 1996 was negatively impacted by the establishment of reserves for certain slow moving or obsolete inventory items and accruals for employee bonuses as a result of the profitable year. Without these charges to earnings, the 1996 gross margin would have been approximately 35.7%. Similar items in fiscal 1997 had a negligible impact on margins. While the Company cannot reasonably predict the need for future inventory reserves or the possibility of cost overruns on existing or future contracts, the Company expects that gross margins to be realized on recent bookings and existing contracts included in its current backlog will be comparable to those experienced during fiscal 1997.

Selling and administrative expenses

         Selling and administrative costs declined by $588,000 or 9% for the year ended April 30, 1997, over fiscal 1996 and by $1.8 million or 24% over fiscal 1995. The decrease from fiscal 1996 to 1997 resulted primarily from a decrease in bad debt expense by $538,000. While provisions for incentive bonuses in fiscal 1997 increased in tandem with the improved profitability of the Company, this was more than offset by decreases in other compensation-related areas such as adjustments in deferred compensation accruals, better than expected growth in cash surrender values of officers' and employees' life insurance, and lower administrative headcount which was effected in the first quarter of fiscal 1996. The principal cause of the decrease from the 1995 expense levels was a reduced amount of activity in 1997 and 1996 related to the Company's defense of the ongoing litigation with the government and related actions. Related legal fees were $1.4 million less in both 1997 and 1996 than in fiscal 1995. Without regard to bad debt expenses, bonuses and the legal fees related to the government litigation, selling and administrative costs in fiscal 1997 were $476,000 lower (10%) than in 1996 and $1.1 million lower (20%) than in 1995. This result was achieved through a reduction in the number of personnel, reduced insurance costs, lower usage of professional services and improved operating efficiencies. As sales increase, the ratio of selling and administrative expenses (excluding legal costs) to net sales is expected to decrease. The Company is unable to predict the future level of legal costs for any specific period as this is dependent on factors outside of its immediate control.

Research and development expenses

         Research and development costs in the year ended April 30, 1997, increased by $411,000 (39%) over fiscal 1996 but decreased by $479,000 (25%) from the level of spending in fiscal 1995. The increase in 1997 over fiscal 1996 is due principally to costs related to the Company's successful commmercial rubidium development efforts. Research and development spending in fiscal 1995 was higher than in the subsequent years principally due to an intense effort to develop the two VSAT product lines. In fiscal 1997 and 1996, spending on these product lines continued but at a lower level. The Company will continue to focus its research and development activities on those commercial projects which it expects will provide the best return on investment and provide the best prospects for the future growth of the Company. For fiscal 1998, the Company expects to invest in research and development at approximately the same rate as it did for fiscal 1997.

Other Income and Expense

         For the year ended April 30, 1997, net nonoperating income increased by $413,000 (21%) over fiscal 1996 and by $339,000 (17%) over fiscal 1995. During fiscal year 1995, the Company realized a gain of approximately $1.2 million on the sale of certain marketable securities. Excluding that one-time gain, 1997 net nonoperating income has increased by $1.5 million (181%) over fiscal 1995.

         Iinvestment income increased by $250,000 and $785,000 over fiscal 1996 and 1995, respectively, as the result of a continuing increase in interest-earning assets in fiscal 1997. Interest rates, which were lower in fiscal 1997 than in fiscal 1996 but higher than in fiscal 1995, also impacted the level of investment income. Interest expense in fiscal 1997 decreased by $88,000 and $155,000, respectively, from fiscal 1996 and 1995 levels. This was the result of declining long-term debt balances as the Company makes scheduled principal payments, as well as the same interest rate factors noted above. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal years.

         Other income, net, which consists principally of income under the long-term direct finance lease with Lab Corporation of America, should continue at moderately increasing levels over the 15-year term of the lease.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet continues to reflect a highly liquid position with working capital of $37.3 million at April 30, 1997 although this is a decrease from the working capital position of $41.8 million at April 30, 1996. This decline is wholly attributable to the reclassification to current liabilities of the real estate construction loan of $9 million which is due January 30, 1998 (originally July 31, 1997 before an extension was granted by the lender). Excluding that reclassification, working capital would have increased by $4.5 million from the level at the end of the last fiscal year. Included in working capital at April 30, 1997 is $24.6 million of cash, cash equivalents and short-term investments which are readily convertible to cash. The Company's current ratio at April 30, 1997 is 3.6 to 1 compared to a 10.3 to 1 ratio at April 30, 1996. Again excluding the reclassification of the construction loan, the 1997 current ratio would be 9.7 to 1. The slight decline in this current ratio is principally due to the Company's declaration of its first dividend which was payable June 1, 1997 to holders of record on April 30, 1997.

         Net cash provided by operating activities for the year ended April 30, 1997, was approximately $4 million compared to $7 million for fiscal 1996. This decrease in cash inflow is due to the growth in unbilled receivables of $2.4 million, lower accounts payable and higher work-in-process inventory levels. Unbilled receivables have grown due to the increased volume in commercial contracts which do not provide the more generous upfront funding of the typical government-related long-term contract. Payables have decreased as the Company has largely completed the purchase and rebilling of approximately $13 million of parts under a procurement contract. The second procurement agreement for $2.5 million of parts for this same customer was only beginning as of the end of fiscal 1997.

         Net cash used in investing activities for the year ended April 30, 1997, was $16.5 million. Of this amount, $15.4 million (net) was used to acquire certain U.S. government and agency securities. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment strategies. The Company also invested $860,000 in production equipment which will improve the efficiency of its operations and an additional $280,000 was used to install new computer software which will improve its financial and operational information systems. The Company may continue to acquire more efficient equipment to automate its production process and to invest in additional computer software. However, for fiscal 1998, the Company has no material commitments to acquire such fixed assets.

         Net cash provided by financing activities for the year ended April 30, 1997, was $11,000 compared to $1.4 million used for such purposes in fiscal 1996. Of the fiscal 1997 amount, $457,000 was provided from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain employees and the payment of $305,000 on notes receivable from certain officers and employees. These inflows were offset by $751,000 used to make regularly scheduled long-term debt payments. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees in previous years. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

         The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

         At April 30, 1997, the Company's backlog amounted to approximately $14 million as compared to the approximately $15 million backlog at April 30, 1996. The April 30, 1997, backlog consists of approximately $10 million (71%) for commercial and foreign customers and $4 million (29%) for U.S. Government contracts. The Company anticipates that most of the backlog orders and contracts will be filled in fiscal 1998.

         As discussed more thoroughly in Item 3. Legal Proceedings and in Note 9 to the consolidated financial statements, the Company is temporarily suspended from receiving new contracts from any agency of the U.S. Government, except under certain circumstances. Because of the Company's transition to commercial products, the continuation of the suspension is not expected to have a material adverse effect on liquidity, financial condition or results of operations. In the event the Company is convicted under the Indictment discussed in Item 3, the Government may be awarded fines, penalties, restitution, forfeitures, treble damages or other conditional relief. However, the Company is unable to determine the effect that such awards may have on its liquidity or financial condition.

         The Company also has available for income tax purposes, approximately $12 million of net operating loss carryforwards which may be applied against future taxable income.

OTHER MATTERS
         On May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Pursuant to Statement 115,
investments in certain debt and equity securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The favorable cumulative effect of this change in accounting principle was approximately $215,000 or $.04 per share which was recorded during the year ended April 30, 1995.
         See discussion of recently issued pronouncements included in Note 1 to the consolidated financial statements.
         The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of Registrant. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION
         During fiscal 1997, as in the two prior fiscal years, the impact of inflation on the Registrant's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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



                                                        COOPERS & LYBRAND L.L.P.


  Melville, New York
  June 24, 1997.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1997 and 1996
                                   -----------

              ASSETS:                                   1997       1996
                                                        ----       ----
                                                        (In thousands)

Current assets:
    Cash and cash equivalents ...................     $ 3,448    $15,915
    Marketable securities (Note 3) ..............      21,112      5,632
    Accounts receivable, net of allowance for
      doubtful accounts of $190 in 1997 and $483
      in 1996  (Note 4) .........................      14,797     13,415
    Inventories (Note 5) ........................      11,060     10,281
    Prepaid expenses and other ..................       1,233      1,026
                                                       ------     ------
           Total current assets .................      51,650     46,269

Property, plant and equipment, at cost,
     less accumulated depreciation and
     amortization (Notes 6 and 7)................       9,059      8,839
Investment in direct finance lease (Note 8) .....       9,702      9,607
Other assets (Note 2) ...........................       4,455      4,055
                                                      -------    -------
           Total assets .........................     $74,866    $68,770
                                                      =======    =======
















                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1997 and 1996
                                   (Continued)
                                   -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY:                 1997       1996
                                                        ----       ----
                                                       (In thousands)
Current liabilities:
    Current maturities of long-term debt (Note 7) ..  $ 9,718    $   750
    Accounts payable - trade .......................      882      1,379
    Accrued liabilities ............................    2,921      2,262
    Dividend payable ...............................      746         --
    Income taxes payable ...........................       73         79
                                                      -------    -------
              Total current liabilities ............   14,340      4,470
Long-term debt, net of current maturities (Note 7) .    1,687     11,438
Deferred compensation (Note 11) ....................    3,737      3,302
Other ..............................................       36        137
                                                      -------    -------
                                                       19,800     19,347
                                                      -------    -------
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity (Note 11):
     Preferred stock - authorized 600,000 shares
       of $1.00 par value; no shares issued .........      --         --
     Common stock - authorized 20,000,000 shares
       of $1.00 par value; issued-6,006,300 shares ..   6,006      6,006
    Additional paid-in capital ......................  35,190     35,024
    Retained earnings ...............................  20,414     16,265
                                                      -------    -------
                                                       61,610     57,295
     Common stock reacquired and held in treasury -
          at cost (1,032,812 shares in 1997 and
          1,159,905 shares in 1996) .................  (4,612)    (5,075)
     Unamortized ESOP debt (Notes 7 and 11) .........  (1,500)    (2,000)
     Notes receivable-common stock (Note 10) ........    (435)      (740)
     Unearned compensation ..........................     (77)      (113)
     Unrealized holding gain ........................      80         56
                                                      -------    -------
          Total stockholders' equity ................  55,066     49,423
                                                      -------    -------
    Total liabilities and stockholders' equity ...... $74,866    $68,770
                                                      =======    =======



                 The accompanying notes are an integral part of
                          these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 1997, 1996 and 1995
                                   -----------

                                                 1997       1996       1995
                                                 ----       ----       ----
                                             (In thousands, except share data)
Net sales (Note 13) ....................      $ 27,929   $ 25,092   $ 24,081
                                              --------   --------   --------
Cost of sales  ...................              18,075     16,689     20,602
Selling and administrative expenses ....         5,718      6,306      7,564
Research and development expenses ......         1,461      1,050      1,940
                                              --------   --------   --------

      Total operating expenses .........        25,254     24,045     30,106
                                              --------   --------   --------
          Operating profit (loss) ......         2,675      1,047     (6,025)
Other income (expense):
      Interest income ..................         1,543      1,293        758
      Interest expense .................          (879)      (967)    (1,034)
      Other, net (Notes 3 and 8) .......         1,724      1,649      2,325
                                              --------   --------   --------
Earnings (Loss) before provision
   for income taxes ....................         5,063      3,022     (3,976)
Provision for income taxes (Note 12) ...           200        200         82
                                              --------   --------   --------
Net Earnings (Loss) before cumulative effect
   of change in accounting principle ...         4,863      2,822     (4,058)
Cumulative effect of change in
   accounting principle ................            --         --        215
                                              --------   --------   --------
Net Earnings (Loss) ....................      $  4,863   $  2,822   ($ 3,843)
                                              ========   ========   ========
Earnings (Loss) per common share before
   cumulative effect of change in accounting
    principle (Note 1) .................         $0.99      $0.61     ($0.84)
Cumulative effect of change in
   accounting principle ................            --         --        .04
                                              --------   --------   ----------
Earnings (Loss) per common share .......         $0.99      $0.61     ($0.80)
                                              ========   ========   ========
Weighted average common and common
   equivalent shares outstanding (Note 1)     4,892,907  4,626,581  4,835,367
                                              =========  =========  =========








   The accompanying notes are an integral part of these financial statements.

                             FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                               Years ended April 30, 1997, 1996 and 1995
                                   (In thousands, except share data)

                                                                                                                 Unrealized
                                                                                                                  holding
                                                                                           Note                   gain or
                                            Add'l            Treasury stock              Receivable              (loss) on
                             Common Stock  paid in Retained     (at cost)    Unamortized   Common     Unearned   marketable
                           Shares   Amount capital earnings  Shares   Amount  ESOP debt    Stock    Compensation securities   Total
                           ------   ------ ------- --------  ------   ------  ---------  ---------- ------------ -----------  ------
Balance at May 1, 1994... 6,006,300 $6,006 $35,339 $17,286   619,305 ($2,975) ($3,000)               ($79)                  $52,577

Amortization of unearned
   compensation .........                                                                              61                        61
Purchase of treasury
   stock.................                                    345,000  (1,412)                                                (1,412)
Amortization of ESOP
  debt as a result of
  shares allocated.......                     (208)                               500                                           292
Decrease in market value
  of marktble securities.                                                                                          ($39)        (39)
Advances to officers
  and employees for
  the purchase of stock..                                                               ($822)                                 (822)
Net Loss ................                           (3,843)                                                                  (3,843)
                          ---------  -----  ------  ------   -------   -----    -----    ----         ---           ---      ------

Balance April 30, 1995... 6,006,300  6,006  35,131  13,443   964,305  (4,387)  (2,500)   (822)        (18)          (39)     46,814

Amortization of ESOP
  debt as a result of
  shares allocated.......                     (156)                               500                                           344
Shares issued under
  restricted stock plan..                       49           (25,000)     92                         (116)                       25
Purchase of treasury
  stock..................                                    200,600    (698)                                                  (698)
Restricted stock surrendered
  to treasury stock .....                                     20,000     (82)              82
Amortization of unearned
  compensation ..........                                                                              21                        21
Increase in market value of
  marketable securities..                                                                                            95          95
Net Earnings ............                            2,822                                                                    2,822
                          ---------  -----  ------  ------ ---------   -----    -----     ---         ---           ---      ------
Balance April 30, 1996... 6,006,300  6,006  35,024  16,265 1,159,905  (5,075)  (2,000)   (740)       (113)           56      49,423

Exercise of stock options                       (6)         (127,093)    463                                                    457
Amortization of ESOP
  debt as a result of
  shares allocated.......                      172                                500                                           672
Payment received for
  common stock subscribed.                                                                305                                   305
Amortization of unearned
  compensation ..........                                                                              36                        36
Increase in market value in
  marketable securities..                                                                                            24          24
Cash dividend, $.15 per
  share..................                             (714)                                                                    (714)
Net Earnings ............                            4,863                                                                    4,863
                          --------- ------ ------- -------  ---------  ------  ------    ----        ----           ---      ------
Balance April 30, 1997 .. 6,006,300 $6,006 $35,190 $20,414  1,032,812 ($4,612)($1,500)  ($435)      ($ 77)          $80     $55,066
                          ========= ====== ======= ======== =========  ======  ======    ====        ====           ===     =======

                                      The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1997, 1996 and 1995
                                   -----------

                                                     1997       1996      1995
                                                     ----       ----      ----
                                                           (In thousands)
Cash flows from operating activities:
  Net earnings (loss) ......................     $4,863      $2,822     ($3,843)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Depreciation and amortization
      Property .............................        921         974         995
      Other ................................         18          20          20
    Provision for losses on accounts
      receivable and inventories ...........         42         996
    Gains on marketable securities .........        (70)        (59)     (1,197)
    Gain on sale or disposal of
      property, plant and equipment ........         --          (4)         --
    Amortization resulting from
      allocation of ESOP shares ............        672         344         292
    Employee benefit plan provisions .......        407         765         717
    Noncash interest on finance lease ......        (95)       (155)       (188)
  Changes in assets and liabilities:
    Accounts receivable ....................     (1,424)       (101)      8,318
    Inventories ............................       (779)        180         322
    Prepaid and other ......................       (207)        231        (360)
    Other assets ...........................       (418)       (511)        685
    Accounts payable - trade ...............       (497)        652        (357)
    Accrued liabilities ....................        659         480        (800)
    Income taxes payable ...................         (6)         79
    Refundable income taxes ................         --         318         (31)
    Other liabilities ......................        (37)        (78)       (311)
                                                -------     -------     -------
     Net cash provided by operating
       activities ..........................      4,049       6,953       4,262
                                                -------    --------     -------

Cash flows from investing activities:
  Purchase of marketable securities ........    (25,927)         --     (11,094)
  Proceeds from sale or redemption of
     marketable securities .................     10,541       5,910       3,440
  Capital expenditures .....................     (1,141)       (330)       (168)
  Proceeds from sale of property, plant
     and equipment .........................         --         513          --
                                                -------     -------     -------
     Net cash (used in) provided by
          investing activities .............    (16,527)      6,093      (7,822)
                                                -------     -------     -------








                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1997, 1996 and 1995
                                   (Continued)
                                   -----------

                                                   1997        1996       1995
                                                   ----        ----       ----
                                                         (In thousands)
Cash flows from financing activities:
  Principal payments of long-term debt .....       (751)       (749)     (1,086)
  Purchase of treasury stock ...............         --        (698)     (1,412)
  Sale of stock from treasury ..............         --          25          --
  Payment on (issuance of) notes
    receivable from employees ..............        305          --        (822)
  Exercise of stock options ................        457          --          --
                                               --------     -------     -------
     Net cash provided by (used in)
       financing activities ................         11      (1,422)     (3,320)
                                               --------     -------     -------

Net (decrease) increase  in cash and
  cash equivalents .........................    (12,467)     11,624      (6,880)

Cash and cash equivalents at
  beginning of year ........................     15,915       4,291      11,171
                                               --------     -------     -------

Cash and cash equivalents at
  end of year ..............................   $  3,448     $15,915     $ 4,291
                                               ========     =======     =======

Supplemental disclosures of cash flow information (Note 15):
    Cash paid during the year for:
       Interest ............................      $ 979       $ 942      $1,017
                                                  =====       =====      ======
       Income taxes ........................      $ 206       $  81      $  151
                                                  =====       =====      ======





















   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies
Principles of Consolidation:
         The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 13 for information regarding the Company's commercial and U.S. government business. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.
         These  financial  statements  have been  prepared  in  conformity  with
generally  accepted  accounting   principles  and  require  management  to  make
estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Inventories:
         Inventories, which consist of work-in-process, raw materials and compo-nents, are accounted for at the lower of cost (specific and average) or market.

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

Revenue and Cost Recognition:
         Sales of products and services to customers are generally reported in operating results based upon shipment of the product or the performance of services pursuant to contractual terms. However, revenue under certain contracts is reported in operating results using the percentage of completion method based upon the ratio that incurred costs bear to total estimated costs. Provisions for anticipated losses are made in the period in which they become determinable. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required.
         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as depreciation, indirect labor and supplies. Selling, general and administrative costs are charged to expense as incurred.

         In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.

Income Taxes:
         The Company recognizes deferred tax liabilities and assets based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share:
         Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding.
         Fully diluted earnings per share are not presented since they do not materially vary from primary earnings per share.

Marketable Securities:
         Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. Substantially all of the marketable securities at April 30, 1997 and 1996 were held in the custody of one financial institution.
         On May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Pursuant to SFAS 115, investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. For the year ended April 30, 1995, the cumulative effect of this change in accounting principle was approximately $215,000 or $0.04 per share.

Cash Equivalents:
         The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may be in excess of the FDIC insurance limit. No losses have been experienced on such investments.

Fair Values of Financial Instruments:
         Cash and cash equivalents and loans payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts.

Stock-based Plans:
         Effective May 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows companies either to measure compensation cost in connection with the employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method. The Company will continue to use the intrinsic value based method, which generally does not result in compensation cost.

Recently Issued Pronouncement
         The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which are effective for the Company in future periods. The Company is in the process of assessing the effect these pronouncements will have on its financial statements and related disclosures.

2. Other Assets
         Included in other assets at April 30, 1997, is a promisory note in the amount of $1.7 million. This promisory note is a result of the June 1995 sale of the Company's former west coast facility. Such note bears interest at 10% and requires monthly installments of principal and interest of $21,734 until July 31, 2000, when the entire remaining principal balance shall be due and payable.

3. Marketable Securities
         Marketable securities at April 30, 1997 and 1996 are summarized as follows (in thousands):

                                               April 30, 1997
                                                                  Unrealized
                                                    Market          Holding
                                    Cost            Value            Gain
    Fixed income securities       $ 19,688        $ 19,763            $75
    Equity Securities                1,344           1,349              5
                                 ---------       ---------            ---
                                  $ 21,032        $ 21,112            $80
                                  ========        ========            ===

                                                April 30, 1996
                                                                  Unrealized
                                                    Market          Holding
                                    Cost            Value        Gain (Loss)
    Fixed income securities       $  4,231         $ 4,346           $115
    Equity Securities                1,345           1,286            (59)
                                  --------         -------           ----
                                  $  5,576         $ 5,632           $ 56
                                  ========         =======           ====

     Maturities of fixed income securities classified as available-for-sale at April 30, 1997 are as follows (in thousands):
               Current ...............................   $ 2,502
               Due after one year through  five  years    13,916
               Due after  five years through ten years     3,211
               After ten years .......................        59
                                                         -------
                                                         $19,688
                                                         =======
        The proceeds from sales of available-for-sale securities, principally fixed-income securities, and the gross realized gains (based on specific identification) were $10.5 million and $70,000, respectively, for the year ended April 30, 1997. For the year ended April 30, 1996, proceeds from sales of available-for-sale securities and the gross realized gains were $174,000 and $58,000, respectively.

4. Accounts Receivable
         Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $7,722,000 at April 30, 1997 and $5,315,000 at April 30, 1996. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

5. Inventories
         Inventories, which are reported net of reserves of $350,000 and $940,000 at April 30, 1997 and 1996, respectively, consisted of the following (in thousands):
                                                 1997            1996
                                                 ----            ----
     Raw Materials and Component Parts         $ 2,797         $ 1,998
     Work in Progress                            8,263           8,283
                                               -------         -------
                                               $11,060         $10,281
                                               =======         =======
         Title to all inventories related to United States Government contracts that provide for progress billings vests in the U.S. Government.
         At April 30, 1997, included in the Company's inventory is $3.2 million of inventory of components and sub-assemblies in anticipation of replenishment orders from the U. S. Government, for which the Company is currently under suspension (see Note 9). The Company believes such inventories are fully recoverable based upon the aging of the installed systems and the fact that the Company is the sole provider of such products.

6. Property, Plant and Equipment
         Property, plant and equipment consists of the following (in thousands):
                                                 1997            1996
                                                 ----            ----
      Buildings and building improvements      $ 8,751         $ 8,751
      Machinery, equipment and furniture        16,331          15,191
                                                ------          ------
                                                25,082          23,942
      Less, accumulated depreciation and
          amortization                          16,023          15,103
                                                ------          ------
                                               $ 9,059         $ 8,839
                                               =======         =======

     Depreciation and amortization expense for the years ended April 30, 1997, 1996 and 1995 was $921,000, $974,000, and $995,000, respectively.
     Maintenance and repairs charged to operations for the years ended April 30, 1997, 1996 and 1995 was approximately $347,000, $320,000, and $562,000, respectively.
     Portions of a building owned by the Company are leased to outside parties. Related cost and accumulated depreciation at April 30, 1997 are approximately $565,000 and $177,000, respectively.

7. Long-Term Debt
        Long-term debt consists of the following (in thousands):
                                                       1997           1996
                                                       ----           ----
    Unsecured note payable in forty equal
    quarterly installments of $125,000
    through April 1, 2000 with interest at
    adjusted LIBOR plus 1.00% (7.1875% at
    April 30, 1997) (1)                              $ 1,468        $ 2,000

    Nassau County Industrial Development Bonds
    payable  in  quarterly installments of
    $62,500  through September 30, 2000 at
    79% of prime (6.7150% at April 30, 1997) (2)         937          1,188

    Real Estate Construction Loan in the amount
    of $9,000,000, maturity date January 30, 1998
    (extended from July 31, 1997) with interest
    at LIBOR plus 1.375% (6.90625% at April 30, 1997)
    or prime plus 0.25% (3)                            9,000          9,000
                                                     -------        -------
                                                      11,405         12,188
     Less, current maturities                          9,718            750
                                                     -------        -------
                                                     $ 1,687        $11,438
                                                     =======        =======

     (1) This note, originally in the amount of $5,000,000, was used to fund the purchase of 714,286 shares of the Company's common stock for the Employee Stock Ownership Plan (ESOP). Under the terms of this loan the Company has the right to borrow either at the bank's stipulated prime rate, at LIBOR plus 1.0% or at a designated fixed rate to be determined. Dividends received on ESOP shares ($32,000 at April 30, 1997) which have not been allocated to participant accounts are used to pay a portion of the principal of this note. (see Note 11.)
     (2) This obligation is collateralized by certain property, plant and equipment having a net book value of approximately $5,952,000 at April 30, 1997
     (3) This obligation is collateralized by the tenant's assets for which a building was constructed (see Note 8).

     Aggregate amounts of long-term debt scheduled to mature in each of the subsequent years ending April 30, are as follows (in thousands):

                               1998                  $ 9,718
                               1999                      750
                               2000                      750
                               2001                      187
                                                     -------
                                                     $11,405
                                                     =======

8. Leases
Operating Leases:

       The Company leases land on which its plant is located under an operating lease expiring in 2080. The lease provides for payments of real estate taxes, insurance and other charges by the lease. The lease agreement provides for rental escalations ranging from three to ten percent at varying periods of from four to ten years. The Company also has sublease rentals providing for annual rental income. These sublease agreements provide for escalations which are substantially the same as those in the Company's lease.

       Lease commitments and related sublease rental income for real property at April 30, 1997 are as follows (in thousands):

                                Aggregate Lease         Sublease
                                  Commitments         Rental Income

         1998                     $   230                $ 66
         1999                         195                  66
         2000                         179                  66
         2001                         169                  66
         2002                         167                  66
         2003 and thereafter       18,464                 330
                                  -------                 ---
                                  $19,404                $660
                                  =======                ====
     Lease rental expenses, including real estate taxes, charged to operations for the years ended April 30, 1997, 1996 and 1995 were approximately $844,000, $783,000 and $1,036,000, respectively.

Direct Finance Lease:

         During 1993, construction was completed on a building which is being leased to Laboratory Corportation of America ("LCA"), formerly National Health Laboratories, Inc., under a fifteen year direct finance lease.

        Income from this direct finance lease is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Minimum rentals are based on the specified rental rate in the agreement and are subject to adjustment based on the difference between the actual rate of interest incurred on the borrowing used to construct the facility and the targeted range of 9.75% to 10.25%. During fiscal 1997, 1996 and 1995, rental reductions, representing actual interest savings, of approximately $256,000, $241,000, and $286,000, respectively, were passed through to LCA.

        The Company's net investment in the direct finance lease is as follows (in thousands):

         Minimum lease payments receivable     $24,328

         Unearned Income                       (14,626)
                                               -------
         Net Investment                        $ 9,702
                                               =======

     Scheduled receipts under the direct financing lease at April 30, 1997 are as follows (in thousands):

              1998                       $ 1,895

              1999                         1,990

              2000                         2,089

              2001                         2,194

              2002                         2,303

              2003 and thereafter         13,857
                                         -------
                                         $24,328
                                         =======

9. Commitments and Contingencies

U.S. Government Indictment:

        On November 17, 1993, a Federal Grand Jury (the "Grand Jury") in the United States District Court for the Eastern District of New York indicted the Company and certain individuals (including certain officers) alleging that they conspired to and did defraud the U.S. Government ("the Government") and committed certain criminal acts in connection with six contracts (which were terminated for the convenience of the Government) under which the Company was a subcontractor and the Government was the end-user. Such alleged criminal acts included submitting false documents, intentionally making false statements and destroying or causing to be destroyed, records relating to labor and other costs. On April 6, 1994, the Grand Jury returned a superseding indictment for the purpose, it is believed, of curing certain asserted deficiencies in the original indictment. Upon a conviction under the original or superseding indictment (collectively the "Indictment") the Government may seek fines, penalties, forfeitures, restitution, treble damages and other conditional relief. The Company and the other defendants have pleaded not guilty to and intend to vigorously defend the Indictment.

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

Private Civil Derivative Actions:

       On December 1, 1993, and February 4, 1994, two separate derivative shareholder actions (pursuant to a court order, are now consolidated under one civil action) were served in state court actions against the Company as a nominal defendant and the entire board of directors and certain individuals. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The substance of the complaint in each action is similar and comprises a series of allegations that the misconduct of Company personnel, involved in the aforementioned Indictment, is such that it exposes the Company to material and substantial monetary judgments and penalties and the loss of significant business, and the directors were under a fiduciary obligation to manage and control the business operations of the Company and the conduct of its personnel. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by the Company on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. The Company and the other defendants have denied the allegations of and intend vigorously to contest the derivative actions. The derivative shareholder actions have been stayed pending the disposition of the Indictment and related investigations.

Qui Tam Actions:

        In March 1994, a qui tam action was served upon the Company and Martin Bloch, its former chief executive officer and, in July 1995, a separate qui tam action was served upon the Company and certain employees of the Company. A qui tam action is a form of derivative action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The March 1994 complaint alleges that the Company, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. The July 1995 complaint alleges that the Company created and used materially false cost data to justify cost estimates in bid packages and otherwise affecting prices and fees charged and paid for defense procurement contracts relating to the AMRAAM missile and to a program for the replacement of cesium standard parts, and to continue to justify the award of the payments under such contracts; that the false claims caused the United States unknowingly to pay more than the actual cost (plus a reasonable profit) of the products and services; that FEI knowingly made transfers to costs from contract to contract that were unjustified and materially false and otherwise overstated the costs of its contracts; that this materially false cost data was used to support false cost estimates by FEI to the United States or its contractors, to fraudulently accelerate costs incurred so as to obtain progress payments, to justify cost estimates bids for contracts of a nature similar to ones already awarded FEI, and to misrepresent cost information to the United States and its contractors. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the March 1994, qui tam action. The Company intends to vigorously defend the July 1995 qui tam action, but to-date, none of the defen-dants have answered the complaints. On April 11, 1997, the Court ordered that the qui tam actions are stayed pending resolution of the criminal case.

Company Position and Legal Fees:

        The Company and the individual defendants in each of the legal matters described above consider the allegations and the charges asserted to be unjustified. They further consider the actions of the Company and the individual defendants with respect to the subject matter of these charges to have been taken in good faith and without wrongful intent, criminal or otherwise. Because of the uncertainty associated with the foregoing matters, the Company is unable to estimate the potential liability or loss that may result, if any, and, accordingly, no provision has been made in the accompanying consolidated financial statements. However, an unfavorable outcome of these matters could have a material impact on the Company's financial position, results of operations and cash flows. Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $890,000, $919,000, and $2,300,000 for the fiscal years ended April 30, 1997,
1996 and 1995, respectively.

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

         Approximately 30% of the Company's revenue for fiscal 1997 is comprised of prime and subcontracts in which the Government is the end-user. The balance of the Company's business (approximately 70%) is in commercial and export markets unrelated to the Government. To the extent to which the Company is currently reliant on government contracts and subcontracts and the effect which the suspension, unless withdrawn, will have on the Company's ability to continue to obtain such business, the Company believes that the suspension and possible debarment is an extremely serious matter which could have a material adverse effect on the Company's business prospects, financial condition and results of its operations.

        On February 14, 1997, the Company commenced an action in the United States District Court for the Eastern District of Virginia against the U.S. Department of the Air Force to obtain an injunction against continuance of the Government contract suspension. The Air Force moved for summary judgment. On March 14, 1997, the District Court dismissed the Company's action with prejudice and refused to grant the Company's motion for an injunction. The Company has appealed the District Court's order to the Unites States Court of Appeals for the Fourth Circuit. No opinion can be offered as to the outcome of the appeal.

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

Environmental Matters:

        In connection with an acquisition in 1987, the Company obtained certain real estate which the U.S. Environmental Protection Agency proposed be added to the National Priorities List which would subject the premises to the Superfund requirements of the law. No estimate as to the cost to clean up the premises has been made or provided to the Company. Pursuant to the terms of the purchase agreement, the seller, a financially capable party, indemnified the Company from any liabilities arising from this environmental matter. Since the Company is no longer the owner of the property and has only secondary responsibility, it is management's opinion that the outcome will not have a significant impact on the Company's financial position or results of operations.

Other:

        The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

10. Notes Receivable - Common Stock

         In October 1994, certain officers and employees acquired an aggregate of 250,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (8.25% at date of issuance) which is payable and adjusted annually. The principal is due in its entirety at the earlier of termination of employment or October 1999. During the year ended April 30, 1997, certain officers and employees paid down their notes in the aggregate amount of $305,000. During the year ended April 30, 1996, one of the officers left the Company and surrendered 25,000 shares acquired under this arrangement. Accordingly, the related note receivable was satisfied.

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

     Transactions under these plans, including the weighted average exercise prices of the options, are as follows:
                                   1997              1996              1995
                             ---------------   ---------------   ---------------
                                     Wtd Avg           Wtd Avg           Wtd Avg
                             Shares   Price    Shares   Price    Shares   Price
Outstanding at
    beginning of year        582,915  $5.15    543,071  $5.17    591,446  $5.18

Granted                       21,500  $6.56     52,000  $4.88          -

Exercised                   (171,923) $5.17          -                 -

Expired or canceled          (15,500) $5.23    (12,156) $5.12    (48,375) $5.30
                             -------           -------           -------

Outstanding at end of year   416,992  $5.07    582,915  $5.15    543,071  $5.17
                             =======           =======           =======

Exercisable at end of year   356,017  $5.17    494,915  $5.18    380,428  $5.15
                             =======           =======           =======
Available for grant at
    end of year              259,000           278,698           327,198
                             =======           =======           =======

     The weighted average remaining contractual life of options outstanding at April 30, 1997 is 4.5 years. At April 30, 1997 and 1996, option prices per share were from $4.875 to $6.562.

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

                                   1997             1996               1995
                             ---------------   ---------------   ---------------
                                     Wtd Avg           Wtd Avg           Wtd Avg
                             Shares   Price    Shares   Price    Shares   Price
Exercisable at beginning
   of year                   90,000   $6.00    25,000   $1.00   25,000   $1.00

Granted                           -            90,000   $6.00        -

Exercised                         -           (25,000)  $1.00        -
                            -------           -------          -------

Exercisable at end of year   90,000   $6.00    90,000   $6.00   25,000   $1.00
                             ======   =====    ======   =====   ======   =====

Balance of shares available
   for grant at end of year  66,500            66,500          152,500
                             ======            ======          =======

        Transferability of shares is restricted for a four year period, except in the event of a change in control as defined. Amounts shown as unearned compensation in stockholders' equity represent the excess of the fair market value of the shares over the purchase price at the date of grant which is being amortized as compensation expense over the period in which the restrictions lapse.

                             -----------------------

         The Company applies the intrinsic value based method permitted by SFAS No. 123 in accounting for the plans. Accordingly, no compensation expense has been recognized other than for restricted stock awards. Had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates utilizing the Black-Scholes option pricing model, the proforma effect on the Company's fiscal 1997 and 1996 net earnings would not have been material.

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

        Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. At April 30, 1997, 371,558 shares were allocated to participant accounts.

        Effective May 1, 1994, the Company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $797,000, $515,000 and $479,000 for the years ended April 30, 1997, 1996 and 1995, respectively. The effect of this change on the statement of operations for the year ended April 30, 1995 was a benefit of $208,000.

        The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximates $2.1 million and $1.4 million at April 30, 1997 and 1996, respectively.

Deferred Compensation Plan:

         The Company has a program for key employees providing for the payment of benefits upon retirement or death. Under the plan, these employees receive specified retirement payments for the remainder of the employees' life with a minimum payment of ten years' benefits to either the employee or their beneficiaries. The plan also provides for reduced benefits upon early retirement or termination of employment. The Company pays the benefits out of its working capital but has also purchased whole life insurance policies on the lives of certain of the participant's to cover the optional lump sum obligations of the plan upon the death of the participant.

         Deferred compensation expense charged to operations during the years ended April 30, 1997, 1996, and 1995 was approximately $371,000, $774,000, and
$717,000, respectively.

Profit Sharing Plan:

         The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. There were no such contributions in fiscal 1997, 1996 or 1995.

Income Incentive Pool:

         The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $500,000 and $125,000 to operations under these plans for the fiscal years ended April 30, 1997 and 1996, respectively. The Company had no charges to operations for the fiscal year ended April 30, 1995.

12. Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                              1997       1996       1995
                                              ----       ----       ----
      Current Federal                       $   40      $  45          -
      Current State and Local                  160        155      $  82
                                            ------      -----      -----
                      Current provision        200        200         82

      Deferred tax provision (benefit)       2,124        298       (737)
      (Reduction) increase in valuation
          allowance                         (2,124)      (298)       737
                                            ------      -----      -----
      Total provision                       $  200      $ 200      $  82
                                            ======      =====      =====

     The components of deferred taxes are as follows (in thousands):
                                             1997        1996
                                             ----        ----
     Deferred tax assets:

        Accounts receivable                 $    -     $   84
        Employee benefits                    1,999      1,708
        Inventory                              276        643
        Miscellaneous                            2          3
        Net operating loss carryforwards     5,072      4,542
                                             -----      -----
           Total deferred tax asset          7,349      6,980
                                             -----      -----

     Deferred tax liabilities:

        Accounts receivable                  2,248          -
        Property, plant and equipment        2,493      2,248
                                             -----      -----
         Total deferred tax liabilities      4,741      2,248
                                             -----      -----

     Net deferred tax asset                  2,608      4,732
     Valuation allowance                    (2,608)    (4,732)
                                             -----      -----
                                            $    -     $    -
                                            ======     ======

         The  following  table   reconciles  the  reported  income  tax  expense
(benefit) with the amount computed using the federal statutory income tax rate.

                                                1997       1996       1995
                                                ----       ----       ----
                                                     (In thousands)

    Computed "expected" tax expense (benefit)  $1,721     $1,027    ($1,352)

    State and local tax, net of federal
          benefit                                 106        102         55

    Dividend received deduction                   (32)       (21)       (22)

    Loss carryforward for which no tax
      benefit was recorded                        530          -        635

    Benefit of loss carry forward                   -       (619)         -

    (Reduction) increase in valuation
          allowance                            (2,124)      (298)       737

    Other items, net, none of which
         individually exceeds 5% of
         federal taxes at statutory rates          (1)         9         29
                                               ------      -----      -----
                                               $  200     $  200     $   82
                                               ======     ======     ======

     At April 30, 1997, the Company has net operating loss carryforwards of approximately $12 million which may be applied against future taxable income and which expire in fiscal years 2008 through 2011.

13. Industry and Operations

         The Company is engaged in the manufacture and sale of precision time and frequency control products for defense and space for U.S. Government end-use and commercial communication and non-U.S. defense and space. As a result, the Company's operations have been classified into two business segments as follows (in thousands):

                                      1997         1996         1995
                                      ----         ----         ----
     Net sales:
        Commercial                  $19,612      $11,220      $ 6,103
        U.S. Government               8,317       13,872       17,978
     Operating income (loss):
        Commercial                    3,242        2,140       (2,088)
        U.S. Government               2,011        1,551          281
        Corporate                    (2,578)      (2,644)      (4,218)
     Identifiable assets:
        Commercial                   15,809       10,408        6,348
        U.S. Government              20,571       23,103       27,606
        Corporate                    38,486       35,259       31,078
     Depreciation:
        Commercial                      649          427          351
        U.S. Government                 253          517          615
        Corporate                        19           30           29
     Capital expenditures:
        Commercial                      600            3           40
        U.S. Government                 271          327          128
        Corporate                       270            -            -


         Sales to Hughes Aircraft Company (HAC) and Space Systems Loral each exceeded 10% of the Company's consolidated sales for the years ended April 30, 1997 and 1996. Collectively these two companies accounted for approximately 51% and 39%, respectively, of the Company's consolidated sales for the same periods. For the year ended April 30, 1995, sales to HAC, TRW and Raytheon Corp. exceeded 10% individually and 56% collectively of consolidated sales.

         For the fiscal years ended April 30, 1997 and 1996, the sales to HAC were substantially all for U.S. Government end-use while the sales to Space Systems Loral were for commercial communication and foreign defense and space applications. Sales to the above named customers in the fiscal year ended April 30, 1995 were substantially all for U.S. government end-use.

         The loss by the Company of any one of these customers or, for those customers contracting with the U.S. Government, the loss of any contracts which are partially subcontracted to the Company, would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and, except for the pending legal proceedings discussed in Note 9, is not aware of any prospect for the cancellation or significant reduction of any of their U.S. Government contracts in which the Company is involved.

         Export sales were as follows (in thousands):

                                   1997         1996         1995
                                   ----         ----         ----
           Korea                 $2,418       $1,858       $  100
           Canada                     8          525        1,071
           Italy                    876            9          663
           United Kingdom           519          871          671
           Indonesia                359          427           21
           France                   690          225            7
           Other                  1,038          406        1,379
                                 ------       ------       ------
                                 $5,908       $4,321       $3,912
                                 ======       ======       ======

14.      Interim Results (Unaudited)

         Quarterly results for fiscal years 1997 and 1996 are as follows (in thousands, except per share data):

                                        1997 Quarter
                            1st        2nd        3rd        4th
                            ---        ---        ---        ---
   Net sales              $6,124     $6,576     $7,558     $7,671
   Gross profit            2,237      2,395      2,720      2,502
   Net earnings              939      1,210      1,342      1,372
   *Income per share       $0.20      $0.25      $0.27      $0.28

                                        1996 Quarter
                            1st        2nd        3rd        4th
                            ---        ---        ---        ---
   Net sales              $5,338     $5,576     $6,513     $7,665
   Gross profit            1,337      1,979      2,224      2,863
   Net earnings              256        971        913        682
   *Income per share       $0.05      $0.19      $0.19      $0.15

       *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

15. Other Information

         The following provides information about investing and financing activities of the Company that affect assets or liabilities but do not result in cash flow for the three years ended April 30, 1997, 1996 and 1995 and, therefore are excluded from the Consolidated Statements of Cash Flows (in thousands):

                                            1997        1996        1995
                                            ----        ----        ----

   Declaration of cash dividend             $746           -           -

   Sale of a building, classified as
     asset held for sale in 1995, for
     $2.3 million consisting of $500,000
     in cash and a promissory note for
     $1.8 million.                             -      $1,800           -

   Write-off of fully depreciated
     fixed assets                              -         543      $6,634

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

           Column A         Column B        Column C       Column D   Column E
           --------         --------        --------       --------   --------
                                           Additions
                                           ---------
         Description         Balance   Charged   Charged
                               at      to costs  to other             Balance at
                            beginning    and     accounts  Deductions   end of
                            of period  expenses  -describe  -describe   period
                            ---------  --------  ---------  ---------  --------

Year ended April 30, 1997

  Allowance for doubtful
  accounts                      $483      $42                 $335(a)     $190


Year ended April 30, 1996

  Allowance for doubtful
  accounts                      $562     $580                 $659(a)     $483


Year ended April 30, 1995

  Allowance for doubtful
  accounts                      $562        -                    -        $562


  (a)     Accounts written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 14, 1997.

Item 11.  Executive Compensation

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 14, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 14, 1997.

Item 13.  Certain Relationships and Related Transactions

         This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 14, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) FINANCIAL STATEMENTS

        The financial statements and financial statement schedule are listed below and are filed as part of this report.

    Index to Financial Statements and Financial Statement Schedules

    Included in Part II of this report:
                                                                     Page(s)

      Report of Independent Accountants                                27

      Consolidated Balance Sheets
         April 30, 1997 and 1996                                      28-29

      Consolidated Statements of Operations
          -years ended April 30, 1997, 1996 and 1995                   30

      Consolidated Statements of Changes in Stockholders' Equity
         - years ended April 30, 1997, 1996 and 1995                   31

      Consolidated Statements of Cash Flows
         - years ended  April 30, 1997, 1996 and 1995                 32-33

      Notes to Consolidated Financial Statements                      34-51

    (2) FINANCIAL STATEMENT SCHEDULES

        Included in Part II of this report:

           Schedule II - Valuation and Qualifying Accounts              52

           Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

    (3) EXHIBITS

           Exhibit 23.1 - Consent of Independent Accounts.              65

           The exhibits listed on the accompanying index to exhibits beginning on page 55 are filed as part of this annual report.

(b)  REPORTS ON FORM 8-K

       Registrant's Forms 8-K, dated February 14, 1997 and March 14, 1997, containing disclosure under Item 5 thereof, were filed with the Securities and Exchange Commission during the quarter ended April 30, 1997.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

         Certain of the following  exhibits were filed with the  Securities  and
Exchange   Commission  as  exhibits,   numbered  as  indicated   below,  to  the
Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.    Identifica-                                      Statement or
in this        tion per Reg.    Description                     report specified
Form 10-K      229.601(b)       of Exhibit                      below
---------      ----------       --------------------------      ---------------

       1             (3)        Copy of Ceritificate of
                                Incorporation of the
                                Registrant filed with
                                the Secretary of State
                                of Delaware (1)                           3.1

       2             (3)        Amendment to Certificate
                                of Incorporation of the
                                Registrant filed with
                                the Secretary of State
                                of Delaware on March 27,                  3.2
                                1981 (2)

       3             (3)        Copy of By-Laws of the
                                Registrant, as amended
                                to date (3)                               3.3

       4             (4)        Specimen of Common Stock
                                certificate (1)                           4.1

       5             (10)       Lease agreement as amended,
                                between Registrant and Hyde
                                Park Associates (predecessor
                                in interest to We're
                                Associates Company) (4)                  10.1
                                1981 (2)

       6             (10)       Stock Bonus Plan of Registrant
                                and Trust Agreement
                                thereunder (4)                           10.2

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       7             (10)       Employment agreement
                                between Registrant and
                                Martin B. Bloch                          10.3

       8             (10)       Employment agreement
                                between Registrant and
                                Abraham Lazar (4)                        10.4

       9             (10)       Employment agreement
                                between Registrant and
                                John C. Ho (4)                           10.5

       10            (10)       Employment agreement
                                between Registrant and
                                Marvin Meirs (4)                         10.6

       11            (10)       Employment agreement
                                between Registrant and
                                Alfred Vulcan (4)                        10.7

       12            (10)       Employment agreement
                                between Registrant and
                                Harry Newman (4)                         10.8

       13           (10)        Employment agreement
                                between Registrant and
                                Marcus Hechler (4)                       10.9

       14            (10)       Form of stock escrow
                                agreement between Vincenti &
                                Schickler as escrow agent
                                and certain officers of
                                Registrant (4)                          10.10

       15            (10)       Form of Agreement concerning
                                Executive Compensation (2)              10.11

       16            (10)       Bond Purchase Agreement
                                between Nassau Country
                                Industrial Development Agency,
                                Long Island Trust Company,
                                The Bank of New York,
                                Bank Leumi Trust Company
                                of New York and Registrant (5)             16

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       17            (10)       Five Million dollar
                                Industrial Development
                                Bonds of Registrant
                                with Nassau County
                                Industry Development
                                Agency (5)                                 17

       18            (10)       Lease Agreement between
                                Registrant and the Country
                                of Nassau (5)                              18

       19            (10)       Assignment of Lease
                                between Registrant and
                                the County of Nassau by
                                Registrant to the Nassau
                                County Industrial
                                Development Agency and the
                                Acknowledgement and Consent
                                of the County of Nassau (5)                19

       20            (10)       Installment Sale Agreement
                                between the Nassau County
                                Industrial Development
                                Agency and Registrant, and
                                the promissory notes
                                of Registrant to the Nassau
                                Country Industrial Development
                                Agency and Long Island Trust
                                Company, The Bank of New York
                                and Bank Leumi Trust Company
                                of New York (5)                            20

       21            (10)       Assignment of Installment Sale
                                Agreement between the Nassau
                                County Industrial Development
                                Agency and Registrant, from the
                                Nassau County Industrial
                                Development Agency to long
                                Island Trust Company, The Bank
                                of New York, Bank Leumi Trust
                                Company of New York, and the
                                Acknowledgement and Consent
                                of Registrant (5)                          21

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       22            (10)       Guaranty Agreement from
                                Registrant, Marlboro
                                Research Corporation,
                                Tek-Wave, Inc., Atomichron,
                                Frequency Electronics
                                International Corp. to Long
                                Island Trust Company, The
                                Bank of New York and Bank
                                Leumi Trust Company of
                                New York (5)                               22

       23            (10)       Bill of Sale from Registrant
                                conveying personal property
                                to the Nassau County
                                Industrial Development
                                Agency (5)                                 23

       24           (10)        Leasehold Mortgage between
                                the Nassau County Industrial
                                Development Agency and Long
                                Island Trust Company, The
                                Bank of New York and Bank
                                Leumi Trust Company of New
                                York, and the Acknowledgment
                                and Consent of the
                                Registrant (5)                             24

       25            (10)       Registrant's 1982 Incentive
                                Stock Option Plan (5)                      25

       26            (10)       Amendment dated April 19,
                                1981 to Stock Bonus Plan
                                of Registrant and Trust
                                Agreement (3)                            20.1

       27            (3)        Amendment to Certificate
                                of Incorporation of the
                                Registrant filed with
                                Secretary of State of
                                Delaware on October 26,
                                1984 (6)                                   27

       28            (10)       Registrant's 1984 Incentive
                                Stock Option Plan (6)                      28

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       29            (10)       Pledge and Assignment
                                dated December 1, 1985
                                between Registrant,
                                Nassau County Industrial
                                Development Agency and
                                National Westminster
                                Bank USA (7)                               29

       30            (10)       Bond Purchase Agreement
                                dated December 1, 1985
                                between Registrant, Nassau
                                County Industrial
                                Development Agency and
                                National Westminster
                                Bank USA (7)                               30

       31            (10)       Three Million Five Hundred
                                Thousand Dollar 1985
                                Industrial Development
                                Revenue Bond of Registrant
                                with Nassau County Industrial
                                Development Agency (7)                     31

       32            (10)       Mortgage and Security
                                Agreement dated December 1,
                                1985 between Nassau County
                                Industrial Development Agency
                                and National Westminster
                                Bank USA (7)                               32

       33           (10)        Sales Agreement dated
                                December 1, 1985 between
                                Nassau County Industrial
                                Development Agency and
                                Registrant (7)                             33

       34            (3)        Three Million Five Hundred
                                Thousand Dollar Promissory
                                Note dated December 1,
                                1985 between Registrant,
                                Nassau County Industrial
                                Development Agency and
                                National Westminster
                                Bank USA (7)                               34

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       35            (10)       Guaranty dated December
                                1, 1985, between Registrant,
                                Marlboro Research Corporation,
                                Tek-Wave, Inc., Atomichron,
                                Inc., Frequency Electronics
                                International Corp. and
                                Brightline Corporation to National
                                Westminister Bank U.S.A (7)                35

       36            (10)       Registrant's Cash or Deferral
                                Profit Sharing Plan and
                                Trust under Internal Revenue
                                Code Section 401,
                                dated April 1, 1985                        36

       37            (22)       List of subsidiaries of
                                Registrant (7)                             37

       38            (10)       Computation of Earnings               Included
                                Included in the Financial             in the
                                Statement per Share of                Financial
                                Common Stock                          Statements

       39            (10)       Amendment Restated Effective
                                as of May 1, 1984 of the
                                Stock Bonus Plan and Trust
                                Agreement of Registrant (7)                39

       40            (28)       Form 8-K dated January 20,
                                1987 and filed January 21,
                                1987 (File No. 1-8061) (8)             No Number

       41            (28)       Form 8-K dated June 25,
                                1987 and filed June 26, 1987
                                (File No. 1-8061) (9)                  No Number

       42            (3)        Amendment to Certificate
                                of Incorporation of the
                                Registrant filed with the
                                Secretary of State of Delaware
                                on October 22, 1986 (11)                   42

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       43            (10)       Amendment Restated Effective
                                as of May 1, 1984 of the Stock
                                Bonus Plan and Trust Agreement
                                of Registrant (11)                         43

       44            (2)        Agreement of Purchase
                                and Sale between FEI
                                Microwave, Inc. and TRW
                                Microwave, Inc. dated as
                                of August 12, 1987 (10)                    44

       45            (3)        Amended and Restated
                                Certificate of
                                Incorporation of the
                                Registrant filed with
                                the Secretary of State
                                of Delaware on
                                October 26, 1987 (13)                      45

       46            (22)       List of Subsidiaries
                                of Registrant (13)                         46

       47            (10)       Employment agreement
                                between Registrant and
                                Charles Stone (12)                         47

       48            (10)       Employment agreement
                                between Registrant and
                                Jerry Bloch (12)                           48

       49            (3)        Employment agreement
                                between Registrant and
                                Joseph Kastenholz (12)                     49

       50            (10)       Registrant's 1987
                                Incentive Stock Option
                                Plan (12)                                  50

       51            (10)       Registrant's Senior
                                Executive Stock Option
                                Plan (12)                                  51

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       52            (10)       Amendment dated Jan. 1, 1988
                                to Registrant's Cash or
                                Deferred Profit Sharing Plan
                                and Trust under Section 401
                                of Internal Revenue Code (12)              52

       53            (10)       Amendment to Guarantee
                                dated as of Dec. 1, 1985
                                made by Registrant to
                                National Westminster Bank
                                USA ("Nat West") dated as
                                of Jan. 18, 1989 (12)                      53

       54            (10)       Loan Agreement between
                                FEIM and Nat West dated as
                                of Jan. 18, 1989 (12)                      54

       55            (10)       Note by FEIM in favor of
                                Nat West dated as of
                                Jan. 18, 1989 (12)                         55

       56            (10)       Loan Agreement between
                                Tech 1 and Nat West dated
                                as of Jan. 18, 1989 (12)                   56

       57            (10)       Note by Tech 1 in favor
                                of Nat West dated as of
                                Jan. 18, 1989 (12)                         57

       58            (10)       Executive Incentive
                                Compensation Plan between
                                Registrant and various
                                employees (12)                             58

       59            (10)       Amended Certificate of In-
                                corporation of the Registrant
                                filed with the Secretary of
                                State of Delaware on
                                November 2, 1989 (13)                      59

       60            (10)       Registrant's Employee Stock
                                Option Plan (13)                           60

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.      Identifica-                                    Statement or
in this          tion per Reg.  Description                     report specified
Form 10-K        229.601(b)     of Exhibit                      below
---------        ----------     --------------------------      ---------------

       61            (10)       Loan Agreement between
                                Registrant and Nat West
                                dated May 22, 1990 (13)                    61

       62            (10)       Loan Agreement between
                                Registrant's Employee
                                Stock Ownership Plan and
                                Registrant dated
                                May 22, 1990 (13)                          62

       63            (23.1)     Consent of Independent
                                Accountants to incorporation
                                by reference of 1997 audit
                                report in Registrant's Form
                                S-8 Registration Statement.                63

             NOTES:

     (1) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
     (2) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
     (3) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061 for the year ended April 30, 1981, which exhibit is incorporated herein by reference.
     (4) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-69527, which exhibit is incorporated herein by reference.
     (5) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1982, which exhibit is incorporated herein by reference.
     (6) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
     (7) Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
     (8) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated January 15, 1987, which exhibit is incorporated herein by reference.
     (9) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated June 25, 1987, which exhibit is incorporated herein by reference.
     (10) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 8-K, dated August 12, 1987, which exhibit is incorporated herein by reference.
     (11) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
     (12) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.
     (13) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.
                            ------------------------

                                                                   EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the Registration Statement of Frequency Electronics, Inc. on Form S-8 of our report dated June 24, 1997, on our audits of the consolidated financial statements and financial statement schedule of Frequency Electronics, Inc. as of April 30, 1997 and 1996, and for the years ended April 30, 1997, 1996 and 1995, which report is included in this Annual Report on Form 10-K.



                                                     COOPERS & LYBRAND L.L.P.



Melville, New York
June 24, 1997

                                   SIGNATURES
                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FREQUENCY ELECTRONICS, INC.
                                                         Registrant

                                            By:   /s/ Joseph P. Franklin
                                                  -----------------------
                                                  Joseph P. Franklin
                                                  Chairman of the Board
                                                  and Chief Executive Officer


                                            By:   /s/ Alan Miller
                                                  ---------------
                                                  Alan L. Miller
                                                  Controller


             Dated:  July 28, 1997



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature              Title                    Date


        /s/ John Ho                Director                  7/28/97
       ---------------------
            John Ho

        /s/ Joel Girsky            Director                  7/28/97
       ---------------------
            Joel Girsky

        /s/ Martin B. Bloch        President & Director      7/28/97
        --------------------
            Martin B. Bloch