Form 10-Q
period 1997-07-31
FREQUENCY ELECTRONICS INC
filed 1997-09-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 1997 - 5,094,363.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                      Page No.

    Item 1 - Financial Statements:

        Consolidated Condensed Balance Sheets -
            July 31, 1997 and April 30, 1997                            3-4

        Consolidated Condensed Statements of Operations
            Three Months Ended July 31, 1997 and 1996                    5

        Consolidated Condensed Statements of Cash Flows
            Three Months Ended July 31, 1997 and 1996                    6

        Notes to Consolidated Condensed Financial Statements             7

    Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-10


Part II.  Other Information:

       Item 1 - Legal Proceedings                                        11

       Item 6 - Exhibits and Reports on Form 8-K                         11

       Signatures                                                        12
















                                     2 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                                  July 31,         April 30,
                                                    1997             1997
                                                 (UNAUDITED)       (NOTE A)
                                                       (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents                 $ 4,188         $ 3,448

        Marketable Securities                      22,812          21,112

        Accounts receivable, net (NOTE B)          13,439          14,797

        Inventories (NOTE C)                       11,067          11,060

        Prepaid and other                           1,462           1,233
                                                  -------         -------

                  Total current assets             52,968          51,650

Property, plant and equipment, net                  9,105           9,059

Investment in direct finance lease                  9,717           9,702

Other assets                                        4,445           4,455
                                                  -------         -------

              Total assets                        $76,235         $74,866
                                                  =======         =======












                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                     July 31,        April 30,
                                                       1997            1997
                                                    (UNAUDITED)      (NOTE A)
                                                          (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt       $  9,750        $  9,718
        Accounts payable - trade                        708             882
        Accrued liabilities and other                 2,898           3,740
                                                   --------         -------
                  Total current liabilities          13,356          14,340

Long term debt net of current maturities              1,500           1,687
Other                                                 3,891           3,773
                                                   --------         -------
                  Total liabilities                  18,747          19,800
                                                   --------         -------

Stockholders' equity:
   Preferred stock  - $1.00 par value                  -0-             -0-
   Common stock  -  $1.00 par value                   6,006           6,006
   Additional paid - in capital                      35,139          35,190
   Retained earnings                                 21,812          20,414
                                                     62,957          61,610

   Common stock reacquired and held in treasury
      -  at cost,  950,337 shares at July 31
      and 1,032,812 shares at April 30, 1997         (4,018)         (4,612)
   Unamortized ESOP debt                             (1,375)         (1,500)
   Notes receivable  - common stock                    (303)           (435)
   Unearned compensation                                (65)            (77)
   Unrealized holding gain                              292              80
                                                    -------         -------
          Total stockholders' equity                 57,488          55,066
                                                    -------         -------

Total liabilities and stockholders' equity          $76,235         $74,866
                                                    =======         =======





                See accompanying notes to consolidated condensed
                             financial statements.

                                     4 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                  1997          1996
                                         (In thousands except per share data)


Net Sales                                      $  7,301      $  6,124
                                               --------      --------

Cost of sales                                     4,820         3,887
Selling and administrative expenses               1,343         1,306
Research and development expense                    293           360
                                               --------       -------

        Total operating expenses                  6,456         5,553
                                               --------       -------

             Operating profit                       845           571

Other income (expense):
     Interest income                                441           337
     Interest expense                              (233)         (223)
     Other income, net                              395           319
                                               --------       -------

Earnings before provision for
        income taxes                              1,448         1,004

Income tax provision                                 50            65
                                               --------       -------

Net earnings                                   $  1,398       $   939
                                               ========       =======


Net earnings per common share                   $  0.27       $  0.20
                                                =======       =======

Weighted average common and common
  equivalent shares outstanding                5,093,515     4,669,175
                                              =========     =========









                See accompanying notes to consolidated condensed
                             financial statements.

                                     5 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                  1997            1996
                                                  ----            ----
                                                     (In thousands)

Cash flows from operating activities:
   Net earnings                                $  1,398         $   939
   Non-cash charges to earnings                     592             408
   Net changes in assets and liabilities            941          (1,619)
                                               --------         -------
Net cash provided by (used in)
    operating activities                          2,931            (272)

Cash flows from investing activities:
   Purchase of marketable securities -net        (1,476)        (15,053)
   Other - net                                     (282)            (22)
                                               --------         -------
Net cash used in investing activities            (1,758)        (15,075)

Cash flows from financing activities:
   Dividends paid                                  (746)              -
   Other - net                                      313            (188)
                                               --------         -------
Net cash used in financing activities              (433)           (188)
                                               --------         -------

         Net increase (decrease) in cash            740         (15,535)

         Cash at beginning of period              3,448          15,915
                                               --------         -------

         Cash at end of period                 $  4,188         $   380
                                               ========         =======














                See accompanying notes to consolidated condensed
                             financial statements.

                                     6 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1997 and the results of its operations and cash flows for the three months ended July 31, 1997 and 1996. The April 30, 1997 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1997 and April 30, 1997 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $8,667,000 and $7,722,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

     Inventories, which are reported net of reserves of $350,000 at July 31,1997 and April 30, 1997, consist of the following:

                                              July 31, 1997      April 30, 1997
                                              -------------      --------------
                                                       (In thousands)

        Raw materials and Component parts       $ 3,041             $ 2,797

        Work in progress                          8,026               8,263
                                                -------             -------

                                                $11,067             $11,060
                                                =======             =======

NOTE D - EARNINGS PER SHARE

     Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and, when dilutive,common stock equivalents outstanding.

NOTE E - CONTINGENCIES

Reference is made to Note 9 of the Company's Annual Report on Form 10K for the year ended April 30, 1997 for information regarding legal proceedings. See also
Part II, Item 1 of this Form 10Q.

NOTE D - RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for the Company in future periods. The Company is in the process of assessing the effect these pronouncement will have on its financial statements and related disclosures.


                                    7 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three months ended July 31:

                                        (Dollar amounts in thousands)

                                             Three months ended
                                                  July 31               %
                                              1997        1996       change
                                              ----        ----       ------
  Net Sales
     Commercial                             $6,157      $3,429         80%
     US Government                           1,144       2,695        (58%)
                                            ------      ------
                                             7,301       6,124         19%

  Cost of Sales                              4,820       3,887         24%

  Selling and administrative expenses:       1,343       1,306          3%

  Research and development expenses            293         360        (19%)
                                            ------      ------

  Operating income                             845         571         48%

  Nonoperating income- net                     603         433         39%

  Net earnings                             $ 1,398      $  939         49%
                                           =======      ======

For the three months ended July 31, 1997, operating income improved by $274,000 over the comparable period of fiscal year 1997 and net earnings increased by $459,000. These results were achieved through a 19% increase in sales coupled with reduced costs relative to sales over the first quarter of fiscal year 1997.

As illustrated in the table above, commercial sales continue to grow, increasing by 80% over the first quarter of 1997. As a percentage of total sales, commercial sales have increased to 84% in the three months ended July 31, 1997 from 56% in the comparable 1997 quarter. The Company expects that commercial sales will continue to be the dominant portion of its business for the balance of the fiscal year and for the foreseeable future.

Gross margins for the three months ended July 31, 1997 have decreased to 34% as compared to 37% for the quarter ended July 31, 1996. The lower margins resulted principally from reductions in margins to be realized on two long-term contracts Excluding these two contracts, margins on the balance of the Company's revenues were approximately 40%. Although the Company does not anticipate losses on other current contracts, with the present mix of commercial versus government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 1998.

                                     8 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Selling and administrative costs increased by $37,000 or 3% for the quarter ended July 31, 1997, over the three months ended July 31, 1996. These cost increases result from increased accruals for incentive bonuses as a result of the Company's increased profitability, offset in part by reduced health insurance costs.

Research and development costs in the fiscal 1998 period decreased by $67,000 over the comparable three month period ended July 31, 1996. This decrease is the result of more focused efforts on those new products and enhancing the functional capabilities of existing products which will serve primarily the Company's commercial customers. The Company expects to continue to invest in research and development at approximately the same rate for the balance of fiscal 1998 and for the foreseeable future.

Net nonoperating income and expense increased by $170,000 in the three months ended July 31, 1997 from the comparable fiscal 1997 quarter. Interest income increased by $104,000 (31%) in the 1998 quarter over the comparable 1997 quarter. This is the result of an 10% increase in interest-earning assets from July 31, 1996 to July 31, 1997 coupled with an increase in interest rates from the levels of the fiscal 1997 quarter. Interest expense increased by $10,000 (4%) during the fiscal 1998 quarter compared to the period ended July 31, 1996. This increase is also the result of higher interest rates during the 1998 quarter offset by declining long-term debt balances as the Company makes scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, net of related expenses, increased by $76,000 for the three-month period ended July 31, 1997 compared to the comparable fiscal 1997 quarter. This increase resulted from an increase in lease income which is tied to interest rates. Net rental income is expected to continue at present levels for the balance of fiscal 1998 and into the early part of the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $39.6 million at July 31, 1997 compared to working capital at April 30, 1997 of $37.3 million. Included in working capital at July 31, 1997 is $22.8 million of cash, cash equivalents and marketable securities which are readily convertible to cash. Also included in working capital is a real estate construction loan of $9 million which is due on January 30, 1998.

Net cash provided by operating activities for the three months ended July 31, 1997, was $2.9 million compared to a net cash outflow of $272,000 in the comparable fiscal 1997 quarter. The increase in net inflow of cash from operating activities in the fiscal 1998 period occured principally through significant cash collections on accounts receivable. Accounts receivable decreased by $1,358,000 despite an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $945,000. The Company anticipates that operating activities for all of fiscal 1998 will generate positive cash flow.

Net cash used in investing activities for the three months ended July 31, 1997, was $1,758,000. Of this amount, $1,476,000 was used to acquire certain U.S. government and agency securities. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies. In the first quarter, the Company acquired capital equipment for approximately $282,000. At July 31, 1997, the Company had no material commitments for additional capital expenditures. In addition, the Company believes it has sufficient resources to acquire capital equipment as needs are identified.

                                     9 of 12

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


Net cash used in financing activities for the three months ended July 31, 1997, was $433,000 compared to $188,000 for the comparable fiscal 1997 quarter. Included in the fiscal 1998 amount is $155,000 (net) used to make regularly scheduled long-term debt payments and payment of the Company's initial semiannual dividend in the aggregate amount of $746,000. These outflows were partially offset by transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights ($336,000) or repaid notes receivable for common stock acquired in a prior year ($132,000). On January 30, 1998, the Company is obligated to repay the $9 million real estate construction loan which was used to finance the building which is leased to a third party under a direct finance lease. The Company is evaluating its options which may include paying the loan out of current assets, refinancing the loan or some combination thereof.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.

At July 31, 1997, the Company's backlog amounted to approximately $22 million compared to the approximately $14 million backlog at April 30, 1997. The backlog of commercial and foreign customers approximates $19 million at July 31, 1997.


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

         On February 14, 1997, the Company filed a petition in federal district court to obtain an injunction against continuance of the government contract suspension. On March 14, 1997, the court dismissed the Company's action and refused to grant the Company's motion for an injunction. The Company has appealed the district court's decision to the United States Court of Appeals. No opinion can be offered as to the outcome of the appeal.

         For all items noted above reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1997 on file with the Securities and Exchange Commission.


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1997.







                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FREQUENCY ELECTRONICS, INC.
                                                  (Registrant)

Date:  September 15, 1997                 BY  /s/ Joseph P. Franklin
                                              ----------------------
                                              Joseph P. Franklin
                                              Chief Executive Officer and
                                              Chief Financial Officer


Date: September 15, 1997                  BY  /s/ Alan Miller
                                              ---------------
                                              Alan Miller
                                              Controller





























                                    12 of 12