Form 10-Q
period 1997-10-31
FREQUENCY ELECTRONICS INC
filed 1997-12-12
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15
                (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended October 31, 1997

                                       OR

            [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________


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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 8, 1997 - 7,709,787.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                      Page No.

       Item 1 - Financial Statements:

           Consolidated Condensed Balance Sheets -
               October 31, 1997 and April 30, 1997                     3-4

           Consolidated Condensed Statements of Operations
               Six Months Ended October 31, 1997 and 1996               5

           Consolidated Condensed Statements of Operations
               Three Months Ended October 31, 1997 and 1996             6

           Consolidated Condensed Statements of Cash Flows
               Six Months Ended October 31, 1997 and 1996               7

           Notes to Consolidated Condensed Financial Statements        8-9

       Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations            9-12


Part II.  Other Information:

           Item 1 - Legal Proceedings                                   13

           Item 6 - Exhibits and Reports on Form 8-K                    13

           Signatures                                                   14
















                     See accompanying notes to consolidated
                        condensed financial statements.

                                     2 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                               October 31,       April 30,
                                                  1997             1997
                                               (UNAUDITED)       (NOTE A)
                                                      (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents             $   2,348          $ 3,448

        Marketable Securities                    24,459           21,112

        Accounts receivable, net (NOTE B)        15,150           14,797

        Inventories (NOTE C)                     11,798           11,060

        Prepaid and other                         1,297            1,233
                                                -------          -------

                  Total current assets           55,052           51,650

Property, plant and equipment, net                9,052            9,059

Investment in direct finance lease                9,717            9,702

Other assets                                      4,491            4,455
                                                -------          -------

              Total assets                      $78,312          $74,866
                                                =======          =======

















                       See accompanying notes to consolidated
                        condensed financial statements.

                                     3 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                  October 31,      April 30,
                                                     1997            1997
                                                  (UNAUDITED)      (NOTE A)
                                                         (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt     $  10,537        $  9,718
        Accounts payable - trade                     1,150             882
        Accrued liabilities and other                2,938           3,740
                                                  --------         -------
                  Total current liabilities         14,625          14,340

Long term debt net of current maturities               539           1,687
Other                                                3,930           3,773
                                                  --------         -------
                  Total liabilities                 19,094          19,800
                                                  --------         -------

Stockholders' equity:
   Preferred stock  - $1.00 par value                 -0-             -0-
   Common stock  -  $1.00 par value                  9,009           6,006
   Additional paid - in capital                     35,449          35,190
   Retained earnings                                19,699          20,414
                                                    64,157          61,610

   Common stock reacquired and held in treasury
     - at cost, 1,302,289 shares at October 31
      and 1,549,218 shares at April 30, 1997        (3,648)         (4,612)
   Unamortized ESOP debt                            (1,250)         (1,500)
   Notes receivable  - common stock                   (287)           (435)
   Unearned compensation                               (54)            (77)
   Unrealized holding gain                             300              80
                                                   -------         -------
             Total stockholders' equity             59,218          55,066
                                                   -------         -------

     Total liabilities and stockholders' equity    $78,312         $74,866
                                                   =======         =======










                       See accompanying notes to consolidated
                        condensed financial statements.

                                     4 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                  1997              1996
                                                   (In thousands except
                                                       per share data)


Net Sales                                       $15,317         $12,700
                                                -------         -------

Cost of sales                                     9,902           8,068
Selling and administrative expenses               2,831           2,792
Research and development expenses                   608             641
                                                -------          ------

        Total operating expenses                 13,341          11,501
                                                -------          ------

             Operating profit                     1,976           1,199

Other income (expense):
     Interest income                                899             713
     Interest expense                              (459)           (443)
     Other income, net                              795             810
                                                -------         -------

Earnings before provision for
        income taxes                              3,211           2,279
Income tax provision                                180             130
                                                -------         -------

Net earnings                                    $ 3,031         $ 2,149
                                                =======         =======


Net earnings per common share                   $  0.39          $ 0.30
                                                =======          ======

Weighted average common shares outstanding     7,688,532       7,188,957
                                               =========       =========



NOTE: All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.









                       See accompanying notes to consolidated
                        condensed financial statements.

                                     5 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)


                                               1997               1996
                                                 (In thousands except
                                                    per share data)


Net Sales                                       $ 8,016         $ 6,576
                                                -------         -------

Cost of sales                                     5,082           4,181
Selling and administrative expenses               1,488           1,486
Research and development expenses                   315             281
                                                -------         -------

        Total operating expenses                  6,885           5,948
                                                -------         -------

             Operating profit                     1,131             628
Other income (expense)
     Interest income                                458             376
     Interest expense                              (226)           (220)
     Other income, net                              400             491
                                                -------         -------

Earnings before provision for
        income taxes                              1,763           1,275
Income tax provision                                130              65
                                                -------         -------

Net earnings                                    $ 1,633         $ 1,210
                                                =======         =======


Net earnings per common share                    $ 0.21          $ 0.17
                                                 ======          ======

Weighted average common shares outstanding     7,736,792       7,269,279
                                               =========       =========




NOTE: All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.








                       See accompanying notes to consolidated
                        condensed financial statements.

                                     6 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                    1997          1996
                                                    ----          ----
                                                       (In thousands)

Cash flows from operating activities:
        Net earnings                              $ 3,031        $ 2,149
        Non-cash charges to earnings                1,376            614
        Net changes in assets and liabilities      (1,913)        (1,998)
                                                  -------        -------
Net cash provided by operating activities           2,494            765

Cash flows from investing activities:
        Purchase of marketable securities          (3,038)       (15,920)
        Other - net                                  (468)          (257)
                                                  -------        -------
Net cash used in investing activities              (3,506)       (16,177)

Cash flows from financing activities:
        Payment of cash dividend                     (746)             -
        Principal payments of long-term debt         (298)          (376)
        Payments from employees for exercise
        of stock options or notes receivable          956            192
                                                  -------        -------
Net cash used in financing activities                 (88)          (184)
                                                  -------        -------

         Net decrease in cash                      (1,100)       (15,596)

         Cash at beginning of period                3,448         15,915
                                                  -------        -------

         Cash at end of period                    $ 2,348        $   319
                                                  =======        =======

















                     See accompanying notes to consolidated
                        condensed financial statements.

                                     7 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1997; the results of its operations for the three and six months ended October 31, 1997 and 1996, and its cash flows for the six months ended October 31, 1997 and 1996. The April 30, 1997 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 1997 and April 30, 1997 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $10,244,000 and $7,722,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

     Inventories, which are reported net of reserves of $500,000 at October 31 and $350,000 at April 30, 1997, consist of the following:

                                           October 31, 1997     April 30, 1997
                                           ---------------      --------------
                                                     (In thousands)

     Raw materials and Component parts        $ 3,199              $ 2,797

     Work in progress                           8,599                8,263
                                              -------              -------

                                              $11,798              $11,060
                                              =======              =======

NOTE D - EARNINGS PER SHARE

     Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding.

     All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.


                                     8 of 14

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

NOTE F - RECENTLY ISSUED PRONOUNCEMENTS

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



                                     Item 2

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three and six months ended October 31:

                                       (Dollar amounts in thousands)

                          Three months ended           Six months ended
                              October 31,       %          October 31,      %
                            1997      1996   change     1997      1996   change
                            ----      ----   ------     ----      ----   ------

Net Sales
    Commercial             $6,776    $5,042    34%    $12,933    $8,467    53%
    US Government           1,240     1,534   (19%)     2,384     4,233   (44%)
                           ------    ------           -------    ------
                            8,016     6,576    22%     15,317    12,700    21%

Cost of Sales               5,082     4,181    22%      9,902     8,068    23%

Selling and
administrative expenses     1,488     1,486     0%      2,831     2,792     1%

Research and
development expenses          315       281    12%        608       641    (5%)
                           ------     -----            ------    ------


Operating income            1,131       628    80%      1,976     1,199    65%

Nonoperating income- net      632       647    (2%)     1,235     1,080    14%

Net earnings               $1,633    $1,210    35%     $3,031    $2,149    41%
                           ======    ======            ======    ======


                                     9 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

For the six months ended October 31, 1997, operating income improved by $777,000 over the comparable period of fiscal 1997 and net earnings increased by $882,000. Operating income for the fiscal quarter ended October 31, 1997 improved by $503,000 over the comparable period of fiscal 1997; net earnings increased by $423,000. These results were achieved through increases in sales of 21% and 22%, respectively, coupled with reduced costs relative to sales over the comparable fiscal 1997 periods. Margins for the periods indicated above remained relatively consistent at around 36%.

As illustrated in the table above, commercial sales continue to grow, increasing by 34% and 53%, respectively, in the fiscal 1998 periods over the comparable fiscal 1997 periods. As a percentage of total sales, commercial sales have increased to 85% and 84%, respectively, in the three months and six months ended October 31, 1997 as compared to 77% and 67% for the comparable fiscal 1997 quarters. The Company anticipates that commercial sales will continue to be the dominant portion of its business for the balance of the fiscal year and for the foreseeable future.

While gross margins for each of the four fiscal periods remained relatively consistent, the three and six month periods ended October 31, 1997 were negatively impacted by reductions in margins to be realized on two long-term contracts. Excluding those two contracts, margins on the balance of the Company's revenues were approximately 40% for these periods reflecting the Company's higher revenues which are available to absorb its fixed costs. With the present mix of commercial versus government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 1998.

Selling and administrative costs showed almost no increase for the quarter ended October 31, 1997, and were up only 1% for the six month period then ended over the comparable fiscal 1997 periods. Although comparable in aggregate amounts, the fiscal 1998 periods' selling and administrative costs reflect increased accruals for incentive bonuses as a result of the Company's increased profitability and greater Employee Stock Ownership Plan ("ESOP") amortization expense due to the rising value of the Company's common stock. These increases have been offset in part by lower travel-related costs and reduced legal fees related to the Company's on-going litigation with the US government.

Research and development costs in the three month period ended October 31, 1997 increased by $34,000 but in the six-month period then ended decreased by $33,000 over the comparable three and six month periods ended October 31, 1996. These changes reflect the timing of the expensing of certain residual materials and costs from the Company's development efforts on new commercial product lines. The Company expects to maintain approximately the same rate of investment in research and development of new products and enhancements in functional capabilities of existing products which will serve primarily the Company's commercial customers for the balance of fiscal 1998 and for the foreseeable future.

Net nonoperating income and expense decreased by $15,000 in the fiscal 1998 quarter and increased by $155,000 in the six month period ended October 31, 1997 from the comparable fiscal 1997 periods. Interest income increased by $82,000 (22%) in the 1998 quarter over the comparable fiscal 1997 quarter and by $186,000 (26%) for the fiscal 1998 six month period over the comparable fiscal 1997 period. This is the result of a 22% increase in interest-earning assets from October 31, 1996 to October 31, 1997 offset or enhanced by variations in interest rates from the levels of the fiscal 1997 three- and six-month periods. Interest expense increased by $6,000


                                    10 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

(3%) and $16,000 (4%) during the fiscal 1998 quarter and six-month period ended October 31, 1997 compared to the comparable fiscal 1997 periods. These increases are also the result of increased interest rates during fiscal 1998 coupled with declining long-term debt balances as the Company makes scheduled principal payments. Although the Company is unable to predict the future levels of interest rates, at current rates the Company anticipates that investment income will continue to increase and interest expense will continue to decrease when compared to earlier fiscal periods. Other income, which consists principally of rental income under a long-term lease, net of related expenses, decreased by $91,000 (19%) and $15,000 (2%) for the three- and six-month periods ended October 31, 1997, respectively, compared to the comparable fiscal 1997 periods. The decrease in the three-month period is attributable to property tax adjustments against rental property taken during the fiscal 1997 period. Net rental income is expected to continue at present levels for the balance of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $40.4 million at October 31, 1997 compared to working capital at April 30, 1997 of $37.3 million. Included in working capital at October 31, 1997 is $26.8 million of cash, cash equivalents and marketable securities which are readily convertible to cash. Also included in working capital is a real estate construction loan of $9 million which is due on January 30, 1998.

Net cash provided by operating activities for the six months ended October 31, 1997, was $2.5 million compared to $765,000 for the comparable fiscal 1997 period. The increase in net inflow of cash from operating activities in the fiscal 1998 period was achieved through the 41% increase in net income coupled with $1.4 million of noncash charges which included amortization of allocated ESOP shares and depreciation. These increases were offset by the growth of current assets such as (i) accounts receivable (up $353,000) due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts offset by payments received against amounts billed and (ii) inventories (up $888,000) reflecting the higher level of work-in-process activity. In addition, cash was used to pay down certain accrued liabilities (reduced by $814,000) such as bonuses on fiscal 1997's operating results and accrued vacation pay to coincide with the Company's annual mid-summer plant shutdown. The Company anticipates that operating activities for the balance of fiscal 1998 will continue to generate positive cash flow.

Net cash used in investing activities for the six months ended October 31, 1997, was approximately $3.5 million of which $3 million was used to acquire certain U.S. government and agency securities. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies. For the six months ended October 31, 1997, the Company acquired capital equipment for approximately $468,000. At October 31, 1997, the Company had no material commitments for additional capital expenditures. In addition, the Company believes that it has sufficient resources to acquire capital equipment as needs are identified.

Net cash used in financing activities for the six months ended October 31, 1997, was $88,000 compared to $184,000 for the comparable 1997 period. Included in the fiscal 1998 amount is $298,000 (net) used to make regularly scheduled long-term debt payments and payment of the Company's initial semiannual dividend in the aggregate amount of $746,000. These outflows were partially offset by transactions related to the Company's common stock and involving certain officers and other employees who exercised stock options ($808,000) or repaid notes receivable for common stock acquired in a prior year ($148,000).

                                    11 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

On January 30, 1998, the Company is obligated to repay the $9 million real estate construction loan which was used to finance the building which is leased to a third party under a direct finance lease. The Company is evaluating its options which may include paying the loan out of current assets, refinancing the loan or some combination thereof. In addition, in November 1997, the Company repaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest. Accordingly, this note was classified as a current liability on the October 31, 1997 balance sheet. On December 1, 1997, the Company paid its semiannual cash dividend in the aggregate amount of $774,000.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be sufficient to fund development efforts in these markets.

At October 31, 1997, the Company's backlog amounted to approximately $17.6 million compared to the approximately $14.3 million backlog at April 30, 1997. Backlog of commercial and foreign customers approximates $14.3 million at October 31, 1997.



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


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) On October 14, 1997, the Company filed a report on Form 8-K regarding the declaration of a $0.15 per share cash dividend and a 50% stock dividend payable on December 1, 1997 to shareholders of record as of October 31, 1997.










                                    13 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FREQUENCY ELECTRONICS, INC.
                                                      (Registrant)

Date:  December 12, 1997                     BY  /s/ Joseph P. Franklin
                                                 ----------------------
                                                   Joseph P. Franklin
                                                   Chief Executive Officer and
                                                   Chief Financial Officer


Date:  December 12, 1997                     BY  /s/ Alan Miller
                                                 ---------------
                                                   Alan Miller
                                                   Controller





























                                    14 of 14