Form 10-Q
period 1998-01-31
FREQUENCY ELECTRONICS INC
filed 1998-03-16
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended January 31, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 1998 - 7,710,037.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I. Financial Information:                                    Page No.

    Item 1 - Financial Statements:

        Consolidated Condensed Balance Sheets -
            January 31, 1998 and April 30, 1997                     3-4

        Consolidated Condensed Statements of Operations
            Nine Months Ended January 31, 1998 and 1997              5

        Consolidated Condensed Statements of Operations
            Three Months Ended January 31, 1998 and 1997             6

        Consolidated Condensed Statements of Cash Flows
            Nine Months Ended January 31, 1998 and 1997              7

        Notes to Consolidated Condensed Financial Statements        8-10

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations         11-15


Part II.  Other Information:

           Item 1 - Legal Proceedings                               16

           Item 6 - Exhibits and Reports on Form 8-K                16

           Signatures                                               17
















     See accompanying notes to consolidated condensed financial statements.

                                     2 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                                    January 31,     April 30,
                                                       1998           1997
                                                    (UNAUDITED)     (NOTE A)
                                                         (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents                  $   9,283       $  3,448

        Marketable Securities                         36,557         21,112

        Accounts receivable, net (NOTE B)             17,179         14,797

        Inventories (NOTE C)                           9,615         11,060

        Prepaid and other                              1,898          1,233
                                                     -------        -------

                  Total current assets                74,532         51,650

Property, plant and equipment, net (NOTE D)            3,108          9,059

Investment in direct finance lease (NOTE D)              -0-          9,702

Other assets                                           2,834          4,455
                                                     -------        -------

              Total assets                           $80,474        $74,866
                                                     =======        =======

















     See accompanying notes to consolidated condensed financial statements.

                                     3 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                      January 31,    April 30,
                                                         1998          1997
                                                      (UNAUDITED)    (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current maturities of long-term debt (NOTE D)       $   475        $ 9,718
  Accounts payable - trade                              1,450            882
  Accrued liabilities and other                         4,101          3,740
                                                      -------        -------
                  Total current liabilities             6,026         14,340

Long term debt net of current maturities (NOTE D)         662          1,687
Deferred gain (NOTE D)                                  6,121            -0-
Deferred income tax liability (NOTE F)                  1,400            -0-
Other                                                   4,008          3,773
                                                      -------        -------
             Total liabilities                         18,217         19,800
                                                      -------        -------

Stockholders' equity:
  Preferred stock  - $1.00 par value                     -0-             -0-
  Common stock  -  $1.00 par value                     9,009           6,006
  Additional paid - in capital                        35,767          35,190
  Retained earnings                                   22,079          20,414
                                                     -------         -------
                                                      66,855          61,610

  Common stock reacquired and held in treasury
   - at cost, 1,299,664 shares at January 31, 1998
     and 1,549,218 shares at April 30, 1997           (3,641)         (4,612)
  Unamortized ESOP debt                               (1,125)         (1,500)
  Notes receivable  - common stock                      (287)           (435)
  Unearned compensation                                  117             (77)
  Unrealized holding gain                                338              80
                                                     -------         -------
             Total stockholders' equity               62,257          55,066
                                                     -------         -------

 Total liabilities and stockholders' equity          $80,474         $74,866
                                                     =======         =======








     See accompanying notes to consolidated condensed financial statements.

                                     4 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                    1998           1997
                                            (In thousands except per share data)


Net Sales                                        $ 23,350       $ 20,258
                                                 --------       --------

Cost of sales (NOTE C)                             17,564         12,906
Selling and administrative expenses                 4,544          4,251
Research and development expenses                     896          1,189
                                                 --------       --------
        Total operating expenses                   23,004         18,346
                                                 --------       --------

             Operating profit                         346          1,912

Other income (expense):
     Interest income                                1,528          1,133
     Interest expense                                (632)          (660)
     Other income, net (NOTE D)                     6,449          1,336
                                                 --------       --------

Earnings before provision for income taxes          7,691          3,721

Income tax provision: (NOTE F)
        Current                                       980            230
        Deferred                                    1,300              -
                                                 --------       --------
                                                    2,280            230
                                                 --------       --------

Net earnings                                     $  5,411       $  3,491
                                                 ========       ========


Net earnings per common share (NOTE E)
        Basic                                    $  0.74        $  0.50
                                                 =======        =======
        Diluted                                  $  0.70        $  0.48
                                                 =======        =======

Weighted average common shares outstanding (NOTE E)
        Basic                                   7,325,974      6,915,144
                                                =========      =========
        Diluted                                 7,691,498      7,225,772
                                                =========      =========



NOTE: All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.




     See accompanying notes to consolidated condensed financial statements.

                                     5 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)


                                                   1998            1997
                                            (In thousands except per share data)


Net Sales                                        $ 8,033         $ 7,558
                                                 -------         -------

Cost of sales (NOTE C)                             7,662           4,838
Selling and administrative expenses                1,713           1,459
Research and development expenses                    288             548
                                                 -------         -------
        Total operating expenses                   9,663           6,845
                                                 -------         -------

             Operating profit (loss)              (1,630)            713

Other income (expense)
     Interest income                                 630             420
     Interest expense                               (173)           (217)
     Other income, net (NOTE D)                    5,653             526
                                                 -------         -------

Earnings before provision for income taxes         4,480           1,442

Income tax provision: (NOTE F)
        Current                                      800             100
        Deferred                                   1,300               -
                                                 -------         -------
                                                   2,100             100
                                                 -------         -------

Net earnings                                     $ 2,380         $ 1,342
                                                 =======         =======


Net earnings per common share (NOTE E)
        Basic                                    $  0.32         $  0.19
                                                 =======         =======
        Diluted                                  $  0.31         $  0.18
                                                 =======         =======

Weighted average common shares outstanding (NOTE E)
        Basic                                   7,422,883       7,003,472
                                                =========       =========
        Diluted                                 7,786,363       7,318,803
                                                =========       =========



NOTE: All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.



     See accompanying notes to consolidated condensed financial statements.

                                     6 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                            1998        1997
                                                            ----        ----
                                                             (In thousands)

Cash flows from operating activities:
   Net earnings                                          $ 5,411      $ 3,491
   Non-cash charges to earnings                               58        1,333
   Net changes in assets and liabilities                  (2,601)      (2,226)
                                                         -------      -------
Net cash provided by operating activities                  2,868        2,598

Cash flows from investing activities:
   Net proceeds from sale of building                      6,587            -
   Purchase of marketable securities                      (3,098)     (15,073)
   Other - net                                              (642)        (287)
                                                         -------      -------
Net cash provided by (used in) investing activities        2,847      (15,360)

Cash flows from financing activities:
   Payment of cash dividend                               (1,520)           -
   Receipt on prepayment of note receivable                1,879            -
   Principal payments of long-term debt                   (1,237)        (563)
   Payments from employees for exercise
    of stock options or notes receivable                     998          302
                                                         -------      -------
Net cash provided by (used in) financing activities          120         (261)
                                                        --------      -------

     Net increase (decrease) in cash                       5,835      (13,023)

     Cash at beginning of period                           3,448       15,915
                                                        --------      -------

     Cash at end of period                               $ 9,283      $ 2,892
                                                         =======      =======















     See accompanying notes to consolidated condensed financial statements.

                                     7 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1998; the results of its operations for the three and nine months ended January 31, 1998 and 1997, and its cash flows for the nine months ended January 31, 1998 and 1997. The April 30, 1997 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 1998 and April 30, 1997 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $12,107,000 and $7,722,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE C - INVENTORIES

     Inventories, which are reported net of reserves of $500,000 at January 31, 1998 and $350,000 at April 30, 1997, consist of the following:

                                            January 31, 1998     April 30, 1997
                                            ----------------     --------------
                                                       (In thousands)

        Raw materials and Component parts      $ 2,708              $ 2,797

        Work in progress                         6,907                8,263
                                               -------              -------
                                               $ 9,615              $11,060
                                               =======              =======

     During the quarter ended January 31, 1998, the Company wrote down approximately $2.3 million of work-in-progress inventory. This inventory had been built in prior years in anticipation of future orders from the US Government. The writedown is a result of the Company's transformation into a primarily commercial space and telecommunications manufacturer as well its expectation for reduced procurement volumes by the US Government due to both smaller Defense Department budgets and the Government's migration to new technologies.



                                     8 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE D - SALE OF BUILDINGS

     In January 1998, in two simultaneous transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust. In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America (LCA), taking cash of approximately $15.6 million and realizing a gain of approximately $4.8 million after expenses. In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for participation units of Reckson Operating Partnership, L.P. (REIT units) which were valued at closing at $12 million. The REIT Units are convertible to shares of Reckson Associates Realty Corp. in January 1999. The Company will lease back approximately 43% of the building from the purchaser. Under the accounting provisions for sale and leaseback transactions, a portion of the $6.1 million gain on this sale will be deferred and recognized into income over the term of the lease with the balance recognized in income upon sale or conversion of the REIT units. After Reckson completes renovation of the building at its expense, the Company will occupy new space at an annual rental of $400,000.

     A portion of the cash proceeds were used to repay the $9 million loan obtained to finance the construction of the LCA building. Preceeding the sale of its buildings, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest.

NOTE E - EARNINGS PER SHARE

     Financial Accounting Standards Board pronouncement SFAS No. 128, "Earnings per Share," became effective for the nine-month period and quarter ended January 31, 1998. In accordance with SFAS 128, basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share are derived by dividing net earnings by the sum of the if-converted effect of unexercised stock options and the weighted average number of shares of common stock outstanding. All periods have been restated to conform with the requirements of SFAS 128.

     Reconciliation of the denominator of the Earnings Per Share calculation (the numerator in all cases is Net Income for the given period.):

                                      Three months ended      Nine months ended
                                         January 31,             January 31,
                                      1998        1997        1998        1997
                                      ----        ----        ----        ----
    Basic EPS Shares outstanding   7,422,883   7,003,472   7,325,974   6,915,144
     (weighted average)
    Effect of Dilutive Securities    363,480     315,331     365,524     310,628
                                   ---------   ---------   ---------   ---------
    Diluted EPS Shares outstanding 7,786,363   7,318,803   7,691,498   7,225,772

    All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.





                                     9 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE F- INCOME TAXES

     As a result of continued operating profits and the building sales described in Note D above, the Company expects to fully utilize its tax net operating loss carryforward during fiscal 1998. As a consequence, the valuation allowance previously recorded against net deferred tax assets is not required as of January 31, 1998. Accordingly, the Company has recorded a provision to recognize net deferred tax liabilities of $1.3 million. This amount was determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal components of deferred taxes relate to the timing of deductibility for certain employee benefits, accounting for long-term contracts and depreciation of property, plant and equipment.

NOTE G - CONTINGENCIES

     Reference is made to Note 9 of the Company's Annual Report on Form 10K for the year ended April 30, 1997 for information regarding legal proceedings. See also Part II, Item 1 of this Form 10Q.

NOTE H - RECENTLY ISSUED PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for the Company in future periods. Since both of these pronouncements principally relate to presentation and disclosures of financial information, adoption of these standards will have no impact on the Company's results of operations, financial position or cash flows. The Company is in the process of determining how these pronouncements will impact its financial statement disclosures. If the Company is required to make changes to its financial statement disclosures, both pronouncements require restatement of comparative prior periods.



















                                    10 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                     Item 2

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

Comparative details of results of operations for the three and nine months ended January 31:

                                      (Dollar amounts in thousands)
                                           NM = Not meaningful

                            Three months ended        Nine months ended
                                January 31,    %          January 31,       %
                               1998    1997  change     1998      1997    change
                               ----    ----  ------     ----      ----    ------
Net Sales
    Commercial ...........   $6,337   $5,694   11%    $19,270   $14,161    36%
    US Government ........    1,696    1,864   (9%)     4,080     6,097   (33%)
                             ------   ------          -------   -------
                              8,033    7,558    6%     23,350    20,258    15%

Cost of Sales ............    7,662    4,838   58%     17,564    12,906    36%

Selling and administrative
expenses .................    1,713    1,459   17%      4,544     4,251     7%

Research and development
expenses .................      288      548  (47%)       896     1,189   (25%)
                             ------   ------          -------   -------


Operating income (loss) ..   (1,630)     713 (329%)       346     1,912   (82%)

Nonoperating income- net .    6,110      729  NM        7,345     1,809    NM

Income tax provision .....    2,100      100  NM        2,280       230    NM
                             ------   ------          -------   -------

Net earnings .............   $2,380   $1,342   77%    $ 5,411   $ 3,491    55%
                             ======   ======          =======   =======

Significant Third Quarter 1998 Events

During the quarter ended January 31, 1998, the Company's results of operations were impacted by two singular events which had a material impact on both the quarter and the fiscal year-to-date. The most significant event was the sale in two simultaneous transactions of the Company's real estate to Reckson Associates Realty Corp. and the subsequent leaseback of a portion of the building which it occupies. In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America, taking cash of approximately $15.6 million and realizing a gain of approximately $4.8 million after expenses. A portion of the proceeds were used to repay the $9 million loan obtained to finance the construction of this building. In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for participation units of Reckson Operating Partnership, L.P. (REIT units) which were valued at closing at $12 million. The Company will lease back approximately 43% of this building from Reckson. Under the accounting provisions for sale and leaseback transactions, a portion of the $6.1 million gain on this sale will be deferred and recognized into income over the term of the lease with the balance recognized in income upon sale or conversion of the REIT units into shares of Reckson Associates Realty Corp.

                                    11 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Preceeding the sale of its building, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest.

The second significant event was the Company's determination that a writeoff of $2.3 million of certain work-in-progress inventory was appropriate. This inventory had been built in prior years in anticipation of future orders from the US Government. The writeoff results from the Company's transformation to a commercial space and telecommunications manufacturer as well as its expectation for reduced procurement volumes by the US Government due to both smaller Defense Department budgets and the Government's migration to new technologies.

As a result of the building sales coupled with continued operating profits, the Company expects to fully utilize its tax net operating loss carryforward.
Accordingly, in the quarter ended January 31, 1998, the Company recorded a deferred tax provision of $1.3 million to give effect to tax obligations which will be due in future periods but relate to events which occurred in the current or prior fiscal years.

Discussion of Third Quarter Operations

Operating income for the fiscal quarter ended January 31, 1998 decreased by $2.34 million over the comparable period of fiscal 1997 while net earnings increased by $1.04 million. For the nine months ended January 31, 1998, operating income decreased by $1.57 million over the comparable period of fiscal 1997 while net earnings increased by $1.92 million. Without the two significant events described above, for the three months ended January 31, 1998, operating income would have decreased by $47,000 (-7%) and net income would have increased by $473,000 (35%) over the comparable period of fiscal 1997. For the nine months ended January 31, 1998, operating income would have increased $730,000 (38%) and net income would have increased by $1.36 million (39%) over the comparable period of fiscal 1997. These outcomes were the result of increases in sales of 6% and 15% for the three- and nine-month periods, respectively, offset by loss reserves ($330,000 at January 31, 1998) and additional costs recorded against three long-term contracts. Other operating costs, as a ratio of sales, remained relatively constant from one period to the next.

As illustrated in the table above, commercial sales continue to grow, increasing by 11% and 36%, respectively, in the three- and nine-month fiscal 1998 periods over the comparable fiscal 1997 periods. In the three months ended January 31, 1998, commercial sales are 79% of total sales compared to 75% in the fiscal 1997 quarter; and 83% of total sales for the nine months ended January 31, 1998 from 70% for the comparable 1997 period. The Company anticipates that commercial sales will continue to be the dominant portion of its business for the balance of the fiscal year and for the foreseeable future.

Margins on the Company's commercial projects, including all related reserves and costs, were 38% for the three- and nine-month periods of fiscal 1998. As noted above, consolidated gross margins for the three- and nine-month periods ended January 31, 1998, were significantly impacted by the inventory writedown. Fiscal 1998 margins were further negatively impacted by reductions in margins to be realized on the three long-term contracts mentioned above. Excluding the inventory writedown and those three contracts, margins on the remainder of the Company's revenues were approximately 40%. The Company does not anticipate losses on other current contracts and, with the present mix of commercial versus government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 1998.




                                    12 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Selling and administrative costs increased by $254,000 for the quarter ended January 31, 1998, and were up by $293,000 for the nine month period then ended over the comparable fiscal 1997 periods. The increases in the fiscal 1998 periods reflect increased accruals for incentive bonuses as a result of the Company's increased profitability, compensation expense related to the grant of stock options to members of the Company's new advisory board and greater Employee Stock Ownership Plan ("ESOP") amortization expense due to the rising value of the Company's common stock. These increases have been offset in part by a refund of prior year property taxes, lower travel-related costs and reduced legal fees related to the Company's on-going litigation with the US government.

Research and development costs in the three- and nine-month periods ended January 31, 1998 decreased by $260,000 and by $293,000, respectively, compared to the comparable three- and nine-month periods ended January 31, 1997. In the third quarter of fiscal 1997 the Company expensed certain residual materials and costs related to the Company's development efforts on new commercial product lines; a comparable level of expensing did not recur in fiscal 1998. Excluding such occasional writedowns, for the balance of fiscal 1998 and for the foreseeable future the Company expects to maintain or increase its rate of investment in research and development of new products, processing improvements and enhancements to the functional capabilities of existing products which will serve primarily the Company's commercial customers for space and telecommunications products.

Net nonoperating income and expense in the three months and nine months ended January 31, 1998, increased by $5.4 million and $5.5 million, respectively, from the comparable fiscal 1997 periods. Interest income increased by $210,000 (50%) in the 1998 quarter over the comparable fiscal 1997 quarter and by $395,000
(35%) for the fiscal 1998 nine-month period over the comparable fiscal 1997 period. During the third quarter, the purchaser of the Company's former west coast facility prepaid its mortgage loan including a prepayment penalty of $149,000 which was credited to interest income. Without this onetime income item, interest income would have increased by 15% and 22% for the three- and nine-month periods ended January 31, 1998, respectively. This is the result of the 16% weighted average increase in interest-earning assets from January 31, 1997 to January 31, 1998 offset or enhanced by variations in interest rates from the levels of the fiscal 1997 three- and nine-month periods. As a result of the additional investments in marketable securities and other interest-bearing accounts, the Company anticipates increased interest income in future periods subject to fluctuations in interest rates.

Interest expense decreased by $44,000 (20%) during the fiscal 1998 quarter and by $28,000 (4%) during the nine-month period ended January 31, 1998 compared to the comparable fiscal 1997 periods. These decreases are principally the result of the repayment of long-term debt in the aggregate amount of $9.8 million during the fiscal 1998 third quarter. (See discussion of significant third quarter events above.) As a consequence, the Company will report significantly reduced interest expense in future periods.

Other income, which consists principally of the gain on the sale of its buildings, plus the refund of prior year property taxes and rental income under a long-term lease, net of related expenses, increased by $5.1 million for both the three-and nine-month periods ended January 31, 1998, compared to the comparable fiscal 1997 periods. Without the building sale gain and the property tax refund, other income would have decreased by $269,000 (51%) and $283,000 (21%) for the three-and nine-month periods ended January 31, 1998. Most of this decrease is attributable to the lack of rental income during January 1998 due to the sale of the buildings. For the balance of fiscal 1998, other income (expense) will likely show net expenses reflecting the cost of moving the Company into new office and production space. In future periods, other income (expense) should be a nominal amount compared to the income realized in recent years.



                                    13 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $68.5 million at January 31, 1998 compared to working capital at April 30, 1997 of $37.3 million. Included in working capital at January 31, 1998 is $45.88 million of cash, cash equivalents, marketable securities and REIT Units which may be converted to cash. As a result of the building sales described above, the Company repaid $9.8 million of bank loans during the quarter ended January 31, 1998.

Net cash provided by operating activities for the nine months ended January 31, 1998, was $2.9 million compared to $2.6 million for the comparable fiscal 1997 period. The increase in net inflow of cash from operating activities in the fiscal 1998 period was achieved through the 55% increase in net income offset by the growth of current assets such as accounts receivable (up $2.4 million due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts) and inventories (up $1 million before writedowns and reserves) reflecting the higher level of work-in-process activity. These asset increases were partially offset by increased accruals for income taxes as a result of the Company's greater profitability. The Company anticipates that operating activities for all of fiscal 1998 will generate positive cash flow.

Net cash provided by investing activities for the nine months ended January 31, 1998, was approximately $2.8 million of which $6.6 million was the net amount derived from the sale of the LCA building. This amount was offset by $3.1 million to acquire certain securities of the U.S. government and its agencies. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies.

For the nine months ended January 31, 1998, the Company acquired capital equipment for approximately $642,000. At January 31, 1998, the Company had no material commitments for additional capital expenditures. The Company anticipates it will incur approximately $500,000 in costs related to moving its operations into newly leased and renovated office and production space. Reckson Associates Realty Corp. is obligated to bear the renovation costs for the new leased facility. In addition, the Company is continuing to evaluate its exposure to the Year 2000 computer software issue. Based on a preliminary analysis, the Company believes that the costs it will incur to meet the Year 2000 requirements will be less than $250,000 and will be spent in the next nine to twelve months. The Company has sufficient resources to acquire capital equipment, move into the new operating facility and meet its Year 2000 requirements.

Net cash provided by financing activities for the nine months ended January 31, 1998, was $120,000 compared to $261,000 used in financing activities for the comparable 1997 period. Included in the fiscal 1998 amount is the receipt of $1.9 million for early payment of a mortgage note receivable from the purchaser of the Company's former west coast facility plus receipts from transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights ($849,000) or repaid notes receivable for common stock acquired in a prior year ($148,000). These inflows were partially offset by $820,000 used to pay down the Industrial Development Bonds in anticipation of the sale of its buildings. An additional $1.9 million was used to make regularly scheduled long-term debt payments and payment of the Company's semiannual dividends.

The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash will be adequate to fund development efforts in these markets.


                                    14 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

At January 31, 1998, the Company's backlog amounted to approximately $25.9 million compared to the approximately $14.3 million backlog at April 30, 1997. Backlog of commercial and foreign customers approximates $23.8 million at January 31, 1998. Of this backlog, approximately 60% is realizable during the next 12-month period.


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





































                                    15 of 17

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

                                     PART II


     ITEM 1 - Legal Proceedings

         On November 17, 1993, Registrant was indicted on criminal charges alleging conspiracy and fraud in connection with nine contracts for which Registrant was a subcontractor. In addition, two derivative actions have been filed against the Board of Directors essentially seeking recovery on behalf of the Company for any losses it incurs as a result of the indictment.

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


     ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) On December 2, 1997, the Company filed a report on Form 8-K indicating the impact of the Registrant's previously declared 50% stock dividend on issued and outstanding shares and treasury shares and further amended a previously filed Registration Statement on Form S-8 regarding various stock option plans.









                                    16 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FREQUENCY ELECTRONICS, INC.
                                             (Registrant)

Date:  March 16, 1998              BY  /s/ Joseph P. Franklin
                                       ----------------------
                                         Joseph P. Franklin
                                         Chief Executive Officer and
                                         Chief Financial Officer


Date:  March 16, 1998              BY  /s/ Alan Miller
                                       ---------------
                                         Alan Miller
                                         Controller


































                                    17 of 17