Form 10-K
period 1998-04-30
FREQUENCY ELECTRONICS INC
filed 1998-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

           [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For the Fiscal Year ended April 30, 1998

                                         OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition  period from _____ to ______

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
      Title of each class                               which  registered
      -------------------                              -------------------
Common Stock(par value $1.00 per share)            American Stock Exchange, Inc.

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 21, 1998 - $73,760,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 21, 1998 - 7,729,221.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 5, 1998.

                           (Cover page 1 of 195 pages)
                            Exhibit Index at Page 55

                                     PART I
Item 1.  Business
-------  --------
GENERAL DISCUSSION
      Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the area of time and frequency control. Unless the context indicates otherwise, references to the Registrant are to Frequency Electronics, Inc. and its subsidiaries. References to "FEI" are to the parent company alone and do not refer to any of the subsidiaries.
      Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500.
      The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 7,712,346 shares were outstanding at April 30, 1998, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.,
      At its inception, Registrant was involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter measure and timing systems. Such products are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. The Registrant's business was highly dependent upon the defense and space spending policies of the U.S. Government. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products.
      In an effort to better serve customers on a more competitive basis, Registrant has transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and wireless communications. Registrant has segmented its operations into two principal industries: commercial products for space and wireless communications and defense and space applications for United States Government end-use. The
Registrant's commercial space and commercial communications programs are produced by its wholly-owned subsidiary FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.
      Registrant has focused its internal research and development on re-engineering its core technologies for the commercial markets. During fiscal 1998, 1997 and 1996 approximately 82%, 70% and 45%, respectively, of the Registrant's sales were for commercial products used for commercial space applications, wireless communications and foreign governments. For the years ended April 30, 1998, 1997 and 1996, approximately 18%, 30% and 55%, respectively, of the Registrant's sales were for U.S. Government end-use. Registrant believes a substantial commercial market exists for its legacy technologies and has developed several new commercial product lines as discussed later in this Item 1.

MATERIAL DEVELOPMENTS
      On June 19, 1998, FEI and the United States Government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and Related Documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters with the Government all of which is discussed at length under Item 3. Legal Proceedings. Under the terms of the Settlement Agreement, FEI paid an aggregate of $8 million to the Government. These settlement payments are reflected in Registrant's consolidated results of operations for the fiscal year ended April 30, 1998.

      By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The proposed debarment is based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The proposed debarment is effective as of July 9, 1998. The consequences of the proposed debarment and its potential effect on FEI are discussed at length under Item 3. Legal Proceedings.
      In January 1998, in two transactions, Registrant sold two buildings to Reckson Associates Realty Corp., a real estate investment trust. In one sale transaction, Registrant sold the building which it had leased to Laboratory Corporation of America ("LCA"), receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses. In the other sale, Registrant effected a tax-deferred exchange of the building which it occupies for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. The REIT units are convertible into an equivalent number of shares of Reckson Associates Realty Corp., a publicly-traded company, after January 6, 1999. Registrant leased back approximately 43% of the building from the purchaser. (See Item 2. Properties and Notes 6 and 8 to the accompanying financial statements for additional information regarding these transactions and the related accounting treatment.)

      A portion of the cash proceeds from the LCA building sale were used to repay the $9 million loan obtained to finance the original construction of the LCA building. Preceeding the sale of its buildings, Registrant prepaid the balance of its Nassau County Industrial Development Agency bonds in the amount of $820,000, including accrued interest.

PRODUCTS
      Historically, Registrant has designed, developed, manufactured and marketed precision time and frequency control products for two principal markets:. commercial space applications and wireless communications markets and the traditional heritage government and military markets. Sales summaries for the two markets during each of the last five years are set forth in Item 6 (Selected Financial Data).
      Registrant's products are manufactured from raw material which, when combined with conventional electronic components available from multiple sources, become finished products, subsystems and systems used for satellite applications, space exploration, wireless communications, position location, radar, sonar and electronic counter-measures. These products, subsystems and systems are employed in ground-based earth stations, domestic and international satellites, fixed, transportable, portable and mobile communications installations as well as aircraft, ships, submarines and missiles. The Registrant's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement and delivery schedule as determined by project detail.

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

      The VSAT transceivers consisting of C and KU Bands are intended for use in satellite communications primarily for private data and voice earth stations.
      As communications systems become more precise, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Registrant manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

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

BACKLOG
      As of April 30, 1998, the Registrant's backlog amounted to approximately $21.6 million as compared to the approximately $14 million backlog at April 30, 1997 (see Item 7). The backlog includes purchase orders and contracts from commercial and foreign customers of approximately $20 million compared to $10 million last year. Approximately 50% of this backlog is expected to be filled during Registrant's fiscal year ending April 30, 1999. While the backlog includes firm purchase orders and contracts and may be a guideline in determining the value of orders which may be deliverable in the period indicated, it is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Registrant's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS
      The Registrant markets its products both directly and through 27 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 18%, 21%, and 17% of net sales in fiscal years 1998, 1997 and 1996 respectively.
      The Registrant's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 1998, 1997 and 1996, approximately 18%, 30% and 55%, respectively, of the Registrant's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

      Sales to Space Systems Loral ("SSL") and Motorola Corp. each exceeded 10% of the Company's consolidated sales for the year ended April 30, 1998. Collectively these two companies accounted for approximately 49% of the Registrant's consolidated sales for the fiscal year. For the years ended April 30, 1997 and 1996, sales to Hughes Aircraft Company ("HAC") and SSL exceeded 10% individually and were 51% and 39%, collectively, of consolidated sales. During the three years ended April 30, 1998, sales to SSL and Motorola were for space applications and commercial communications, respectively, while sales to HAC were substantially for U.S. government end-use. The loss by the Registrant of any one of these companies (except with respect to U.S. government end-use business) would have a material adverse effect on the Registrant's business. The Registrant believes its relationship with these companies to be mutually satisfactory and, except for the proposed debarment by the U.S. Government discussed in Item 3, is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.
      The Registrant purchases a variety of components such as transistors, resistors, capacitors, connectors and diodes for use in the manufacture of its products. The Registrant is not dependent upon any one supplier or source of supply for any of its component part purchases and maintains alternative sources of supply for all of its purchased components. The Registrant has found its suppliers generally to be reliable and price-competitive.


COMMERCIAL MARKETS
      Registrant has transformed itself from a defense contract manufacturer into a high-tech provider of time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and digital wireless communications. Registrant has focused its internal research and development on re-engineering its core technologies for the commercial markets. As a result, Registrant has experienced accelerating growth in commercial revenues and anticipates continued substantial sales growth in these areas.

Commercial Space:
      The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has led to the increased need and ability to transmit information to earth based receivers. This requires precise timing and frequency control at the satellite. For example, Registrant
manufactures  the  master  clocks  (quartz,   rubidium  and  cesium)  and  other
significant timing products for many satellite communication systems. Registrant's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Registrant's own instruments and as stand alone products for space and satellite applications. Registrant's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Registrant's space-quallified products have been utilized by commercial satellite programs such as Globalstar, Eutelsat, Inmarsat and Worldstar. New products based on Registrant's heritage military designs are being introduced to take advantage of this emerging market. These new products include local frequency generators, up and down converters, low noise amplifiers and complete satellite transceivers.

Terrestrial Wireless Communications:
      The telecommunications industry is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and PCS networks. Wireless communication services have become an integral part of the telecommunications market.

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

GOVERNMENT CONTRACTS

      During the fiscal years ended April 30, 1998, 1997 and 1996, approximately 18%, 30% and 55%, respectively, of the Registrant's sales were made either directly with U.S. Government agencies or indirectly with government agencies through subcontracts intended for government end-use. All of these contracts were on a fixed price basis. Under a fixed price contract the price paid to the Registrant is not subject to adjustment by reason of the costs incurred by the Registrant in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Registrant bears the risk of cost overruns and derives the benefit from cost savings.
      Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Registrant's accounts with respect to these contracts. The Registrant is not aware of any basis for recovery with respect to past certificates.
      All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Registrant is entitled to receive compensation as provided under such contracts and in the applicable U.S.
Government regulations.
      The Registrant's proprietary products have been used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are two examples of the programs in which the Registrant participates. The Registrant has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Registrant's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.


      Sales summaries for the Commercial and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data).

RESEARCH AND DEVELOPMENT
      The Registrant's technological expertise has been an important factor in its growth. Until a few years ago, virtually all of its research and development activities had taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Registrant has been successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, is of a proprietary nature.
      Registrant has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products. Registrant continues to conduct research in developing new time and frequency technologies and improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.
      The Registrant continues to focus a significant portion of its own resources and efforts on developing hardware for commercial satellite programs and terrestrial wireless communications systems which it anticipates will result in future growth and increased profits. During fiscal 1998, 1997 and 1996, the Registrant expended $1.4 million, $1.5 million, and $1.1 million of its own funds, respectively, on such research and development activity. (See also Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal 1999, the Registrant has committed up to an additional $5.5 million to develop hardware for the growing commercial telecommunications satellite market. This development effort is intended to meet the demand for satellite transponder components in response to the anticipated launching of over 2,000 commercial satellites, world-wide, over the next five to seven years.

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

COMPETITION
      The Registrant experiences intense competition with respect to all areas of its business. The Registrant competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to perform in severe environments encountered in space, prompt and responsive contract performance, and the Registrant's technical competence and price. The Registrant has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. The Registrant believes its ability to take such raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications by determining the most appropriate type, all under one roof, provides the Registrant with an advantage over many of its competitors.
      Many of the Registrant's competitors are larger, have greater financial resources and have larger research and development and marketing staffs than the Registrant. With respect to the cesium beam atomic clock, quartz crystal standard and rubidium frequency standard, the Registrant competes with Hewlett-Packard Company, Datum, Inc., and E. G. and G., Inc. The Registrant's principal competition for space products is the in-house capability of its major customers.

EMPLOYEES
      The Registrant employs 225 persons, none of whom are represented by labor unions.

OTHER ASPECTS
      The Registrant's business is not seasonal and no unusual working capital requirements exist.

Item 2.  Properties
-------------------
      Registrant occupies 93,000 square feet of a manufacturing and office facility located in Mitchel Field, Long Island, New York. This facility is part of the building which Registrant constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Registrant sold this building and the related land lease with the County of Nassau, to Reckson Associates Realty Corp. ("Reckson"), and leased back the space which it presently occupies.
      Registrant leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with Registrant paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of Registrant, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Registrant were constructed at the cost of Reckson. The leased space is adequate to meet Registrant's present and future operational needs.
      The sale of its building to Reckson, a real estate investment trust whose shares are traded on the New York Stock Exchange ("REIT"), was effected through a tax-deferred exchange of the building for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT after January 6, 1999. REIT units may not be sold, transferred, pledged or disposed of until January 1999. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to Registrant based upon the price per share of the REIT on the date of conversion of REIT units. Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation.
      In a separate transaction, Registrant also sold to Reckson an adjoining building which Registrant had constructed and leased to Laboratory Corporation of America. Registrant received cash of approximately $15.6 million and realized a gain of approximately $5.4 million after selling expenses. A portion of the cash proceeds of this sale were used to repay the $9 million loan obtained to finance the original construction of the LCA building. Preceeding the sale of its buildings, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest. (See
Note 7 to the accompanying financial statements.)


Item 3.  Legal Proceedings
--------------------------

      On June 19, 1998 FEl and the United States government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and related documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters, as follows:

         1. United States of America vs. Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants, United States District Court, Eastern ,District of New York, CR No. 93/1261 ("Indictment").

         2. United States of America vs. Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants, United States District Court, Eastern District of New York, CR No. 93/0176 ("Superseding Indictment"). (The Indictment and Superseding Indictment are collectively referred to as the "Criminal Cases").

         3. United States of America vs. Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth, Defendants, United States District Court, Eastern District of New York, CV No. 93/5200 ("Fox Civil Case").

         4. United States of America, ex rel, Howard B. Geldart, Plaintiff-Relator vs. Frequency Electronics, Inc., Markus Hechler, Harry Newman, Marvin Norworth and Steven Calceglia, Defendants, United States District Court, Eastern District of New York, CV No. 93/4750 ("Geldart qui tam Action").

         5. AMRAAM/cesium Grand Jury investigation, United States District Court, Eastern District of New York ("AMRAAM Investigation").

      The foregoing matters are collectively referred to as the "Litigations".

      On June 19, 1998 the Criminal Cases were disposed of, as follows: all criminal charges brought by the United States against FEI's president, Martin B. Bloch, its director, Abraham Lazar, its secretary/treasurer, Harry Newman, and its retired contracts manager, Marvin Norworth, have been dismissed, with prejudice, with all known criminal investigations of these individuals having been resolved; and the criminal charges brought by the United States against FEI have been dismissed, with prejudice, with the exception of a single charge of submitting a false statement, which failed to disclose the full explanation of its costs on a highly classified government project, as to which FEI pled guilty and paid the U.S. a fine of $400 Thousand and $1.1 Million as reimbursement for costs of its investigation, with all known criminal investigations of FEI having been resolved.

      On June 19, 1998 the Fox Civil Case was dismissed, with prejudice, as to all defendants and FEI paid the U.S. $1.5 Million to settle this case.

      On June 19, 1998 the Geldart qui tam Action was dismissed, with prejudice, as to all defendants and FEI paid the U.S. $5 Million to settle this case.

      The individual defendants to the Litigations made no payments to the government with respect to the Settlement Agreement and Global Disposition. The Settlement Agreement specifically provided that nothing in the Settlement Agreement or any payment made pursuant to it constitutes evidence of an admission of liability, and shall not be construed as an admission with respect to any issue of law or fact by anyone other than as to FEI with respect to its guilty plea. As a result of the dismissals of the Criminal Cases as to the individual defendants, Martin B. Bloch has resumed his position as President of FEI, Harry Newman has resumed his position as secretary/treasurer, and both Martin B. Bloch and Abraham Lazar have resumed their original positions as members of the Board of Directors. The Global Disposition eliminates the substantial costs and expenses for defending the Litigations which would have otherwise continued for many years. The payments made pursuant to the Settlement Agreement have a material effect on Registrant's fiscal 1998 financial results.

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

      The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action. It is believed that the Government made applications to the Court on one or more occasions after December 3, 1992, to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin B. Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the Muller Qui Tam Action and the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action names as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, it appears that the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994, as to Hughes, Raytheon and their respective subsidiaries. FEI and Martin Bloch moved to dismiss the complaint on various grounds and at the oral argument of the motion to dismiss, the Court granted the motion to the extent that the complaint failed to plead fraud with sufficient particularity as is required under the Federal Rules of Civil Procedure and the plaintiff was directed to serve an amended complaint. On February 6, 1996, plaintiff served an amended complaint ("Amended Complaint").
      The Amended Complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advanced Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which constituted components of the AMRAAMS; that FEI improperly designed, manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI and Martin Bloch knowingly directed non-disclosure of the design flaws; that the concealed design defects in developmental oscillators permitted FEI to manufacture additional defective oscillators which were used in operational missiles; that as a direct result of FEI's fraudulent concealment of the defects, FEI was contracted to design and manufacture additional oscillators; that when missiles were returned to FEI for repair, FEI charged the Government for repair even though FEI knew the units had been defective at the time of delivery; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.
      FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the Amended Complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel - demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander - demanding damages of $3,000,000; tortious interference with prospects for additional business relations - demanding damages of $1,865,010; prima facie tort - demanding damages of $1,865,010; conversion - demanding damages of $11 plus an amount to be determined at trial; breach of employment contract - demanding damages of $1,865,010; breach of fiduciary duty - demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorneys Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.

      In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 Letter provided to the Government. The third-party complaint asserts the same claims against the attorneys as are asserted in the counterclaims against Muller, for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion. The counterclaims and third-party complaint have been served. Muller has replied to the counterclaims asserted in FEI's answer to the Amended Complaint, denied the substantive allegations and asserted various affirmative defenses. The third-party defendants have replied to the third-party complaint and have denied the allegations and asserted various affirmative defenses. Discovery has not commenced.
      Muller moved to dismiss the counterclaims in the answer and the third party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and at the time the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. By order dated August 29, 1996, the Court stated that on January 5, 1996, the Government had agreed to unseal the case file and that the balance of the relief requested was denied or otherwise dealt with as reflected on the record at the oral argument on January 5, 1996. On April 11, 1997, in open Court and on the record, the Court ordered that the Muller Qui Tam Action is stayed pending resolution of the Criminal Cases. The Criminal Cases are now resolved by reason of the Global Disposition. Accordingly, it is anticipated prosecution of this action and the counterclaims will be resumed.
      No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, third-party action or the pending motions.
      On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). At the time this action was instituted, all of the individual defendants named in the complaint were directors of FEI, Martin B. Bloch was president and chairman of the board of directors and Abraham Lazar was a vice-president. Joseph P. Franklin is presently chairman of the board of directors, Lazar has retired and is no longer a vice president. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's secretary/treasurer and Marvin Norworth, then FEI's contracts manager. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
      The substance of the amended complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees.

      FEI and all of the individual defendants have moved to dismiss the complaint in the Solash Action ("Motion(s)"). To date, the Motions have not been heard by the Court. FEI has determined to vigorously defend the Solash Action. Discovery has not commenced. No opinion can be offered as to the outcome of the Motions or with respect to the Solash Action.
      On February 4, 1994, FEI was served with a complaint in an action entitled "Supreme Court of the State of New York, County of New York, Moise Katz, Plaintiff, against Martin B. Bloch, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Defendants, and Frequency Electronics, Inc., Nominal Defendant", Index Number 93-129450 ("Katz Action"). This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves. At the time this action was instituted, all of the individual defendants named in the complaint were directors of FEI, Martin B. Bloch was president and chairman of the board of directors and Abraham Lazar was a vice president. Joseph P. Franklin is presently chairman of the board of directors. Lazar has retired and is no longer a vice president.
      The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the
Superseding  Indictment  was  otherwise  dismissed  with  prejudice  as  to  all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.
      FEI and all of the defendants have moved to dismiss the complaint in the Katz Action ("Motion(s)"). At the time of the Motions, the plaintiff moved to amend the complaint by setting forth certain additional allegations of wrongdoing including, among others, amplifying allegations with respect to the Indictment, setting forth allegations relating to the Muller Qui Tam Action, and allegations attempting to clarify the relationship of the parties to the New
York forum, the latter allegations having been attacked on the Motions. In connection with the Motions, the defendants stipulated that they would not object to any application by the plaintiff Katz to intervene in the Solash action. By order dated September 21, 1994, the Court granted the defendants' Motions, dismissed the complaint and denied the plaintiff's cross-motions.

      On or about November 17, 1994, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Moise Katz Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Harry Newman, Marvin Norworth, individuals, Defendants and Frequency Electronics, Inc., a Delaware corporation, Nominal Defendant", Civil Action No. 13841 ("Katz Delaware Action"). All of the individual defendants named in the complaint, with the exception of Harry Newman ("Newman") and Marvin Norworth ("Norworth"), were all directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. Lazar has retired and is no longer a vice president. Newman is FEI's secretary/treasurer and Norworth was FEI's contracts manager and is retired. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed or refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Delaware Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
      The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the
Superseding  Indictment  was  otherwise  dismissed  with  prejudice  as  to  all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.
      Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").
      In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17, 1995, and a Stipulation and Order of the Court dated June 14, 1995, the Derivative Litigation has been dismissed as to Newman and Norworth and is otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court. The Indictment, Superseding Indictment and the related investigations have been disposed of by reason of the Global Disposition. Accordingly, it is anticipated the prosecution of the Derivative Litigation will be resumed. FEI has determined to vigorously defend the Derivative Litigation. Discovery has not been commenced. No opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.
      FEI has filed claims with its insurance carriers pertaining to potential coverages for directors and officers relating to the first Grand Jury
Investigation, the Indictment and the Superseding Indictment, the Fox Civil Case, the Muller Qui Tam Action, the AMRAAM Investigation, the Geldart Qui Tam Action, the Solash Action and the Katz Action.

      Certain disclaimers of coverage have been made by the carriers with respect to certain of these matters. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. At the appropriate time, FEI intends to vigorously pursue its rights with respect to these insurance policies.
      Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $741,000, $890,000 and $919,000 for fiscal years 1998, 1997 and 1996, respectively.

Government Contract Suspension and Debarment
      By letter dated July 13, 1998, FEI was notified by the U.S. Department of the Air Force that it terminated the suspension proceedings initiated against FEI's president and director, Martin B. Bloch, its former vice president and director, Abraham Lazar, its secretary/treasurer, Harry Newman and its former contracts manager, Marvin Norworth. By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The proposed debarment is based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The proposed debarment is effective as of July 9, 1998 and has the following consequences:
         1. FEI's name will be published in the List of Parties Excluded From Federal Procurement and Nonprocurement Programs, a publication of the General Services Administration containing the names of contractors debarred, suspended, proposed for debarment, or declared ineligible by any agency of the Federal Government. Proposed debarment is effective throughout the executive branch of the Federal Government.
         2.       Offers  will  not be  solicited  from,  contracts  will not be awarded to, exiisting contracts will not be renewed or otherwise extended for, and subcontracts requiring Government approval will not be approved for FEI by any agency in the executive branch of the Federal Government unless the head of the agency taking the contracting action or a designee states in writing the compelling reason for continued business dealings between FEI and the agency.
         3. FEI may not conduct business with the Federal Government as an agent or representative of other contractors.
         4. No Government contractor may award a subcontract equal to or in excess of $25,000 to FEI unless there is a compelling reason to do so and the contractor first notifies the contracting officer and further complies with certain Government regulations.
         5. No agency in the executive branch shall enter into, renew or extend primary or lower tier covered transactions in which FEI is either a participant or principal, unless the head of the agency grants an exception in writing.
         6. FEI may not act as an agent or representative of other participants in federal assistance programs.
         7. FEI's affiliation with or relationship to any organization doing business with the Government will be carefully examined to determine the impact of those ties on the responsibility of the organization to be Government contractor or subcontractor.

      Counsel for FEI have met with the Air Force suspension authority and have explained FEI's position as to why the debarment is inappropriate. The period of the proposed debarment has not been determined as yet. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of FEI's preexisting suspension will be considered in determining the debarment period. The debarring official may also extend the debarment for an additional period if that official determines that an extension is necessary to protect the Government's interest. A debarment may not be extended solely on the basis of the facts and circumstances upon which the initial debarment action was based. The debarring official has the authority to reduce the period or extent of the debarment. Based upon applicable Government regulations, FEI does not believe that the proposed debarment should be for an extended period of time, although FEI is unable to predict the period of such debarment.

      On  February  14,  1997,  FEI  commenced  an action in the  United  States
District Court for the Eastern District of Virginia, Alexandria Division, entitled "Frequency Electronics, Inc., Plaintiff, v. United States of America, Department of the Air Force, Defendant", which sought (1) a declaration that (i) the Government's decision to continue the Company's suspension from Government contracting beyond three years violates the applicable provisions of the Federal Acquisition Regulations ("FAR"), (ii) its continuation of the suspension beyond three years is punitive in nature, (iii) the summary nature of the administrative decision to continue the suspension violates the Company's rights under the Due Process Clause of the Fifth Amendment, denies the procedural due process and the principles of fundamental fairness mandated by the FAR, and is otherwise arbitrary and capricious, and an abuse of discretion, and (iv) further consideration of the matter on remand to the Air Force Suspension Official would prove to be an exercise in futility, (2) a preliminary and permanent injunction prohibiting defendant from (i) continuing the Company's suspension, or (ii) imposing a new suspension or debarment relating to the facts and circumstances known by the Government at the time of the imposition of the suspension on December 13, 1993, and (3) an order directing the Government to promptly and expeditiously take the necessary action to remove the Company's name from the GSA Lists of Parties Excluded from Federal Procurement or Non-Procurement Programs.
      The Air Force moved for summary judgment. On March 14, 1997, the District Court granted the Air Force judgment, dismissed the action with prejudice, and refused to grant and decide the Company's motion for a preliminary injunction. The Company appealed the District Court's order to the United States Court of Appeals for the Fourth Circuit. By an Order dated July 1, 1998 the Court of Appeals affirmed the District Court Order. Registrant has not as yet decided whether it will seek reargument or will petition the United States Supreme Court for certiorari to review such decision.
      In fiscal year 1999, Registrant anticipates that less than 10% of its business will be comprised of prime and subcontracts in which the Government is the end-user. Registrant expects that the balance of its business (greater than 90%), which it has been expanding in recent years, will be in commercial and export markets unrelated to the Government. While FEI and Registrant believe debarment is a serious matter, Registrant does not believe debarment will have a material adverse effect on Registrant's business prospects, its financial condition, results of its operations or its cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
      No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
        Matters
        -------
      The Common Stock of the Registrant is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Registrant's Common Stock for the quarters indicated, as reported by the American Stock Exchange and as adjusted for the 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.


   FISCAL QUARTER                HIGH SALE               LOW SALE
   1998 -
          FIRST QUARTER          $11    3/8            $ 6     3/8
          SECOND QUARTER          19    1/2             10   13/16
          THIRD QUARTER           20                    13     1/8
          FOURTH QUARTER          17    3/8             13     1/4
   1997 -
          FIRST QUARTER          $ 6    1/8             $3    5/16
          SECOND QUARTER           6    7/8              4    9/16
          THIRD QUARTER            8   9/16              5   11/16
          FOURTH QUARTER           8    1/2              6     1/8

      As of July 21, 1998, the approximate number of holders of record of common stock was 922.

DIVIDEND POLICY
      On March 24, 1997, Registrant announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. Dividend amounts will be determined by the Board of Directors prior to each declaration based on the Company's financial condition and financial performance.

Item 6.  Selected Financial Data
--------------------------------
      The following table sets forth selected financial data including net sales and operating profit (loss) for the five year period ended April 30, 1998. The information has been derived from the audited financial statements of the Company for the respective periods.

                                            Years Ended April 30,

                            1998         1997       1996       1995       1994
                            ----         ----       ----       ----       ----
                                      (in thousands, except share data)

Net Sales
 Commercial               $26,364      $19,612    $11,220    $ 6,103    $ 8,597
 U.S. Government            5,633        8,317     13,872     17,978     18,867
                          -------     --------    -------    -------    -------
Total Net Sales           $31,997      $27,929    $25,092    $24,081    $27,464
                          =======      =======    =======    =======    =======

Operating Profit
 (Loss)                  ($ 9,105)(1)  $ 2,675    $ 1,047   ($ 6,025)  ($ 6,174)
                          =======      =======    =======    =======   ========

Net Earnings
 (Loss)                   $    64 (2)  $ 4,863    $ 2,822   ($ 3,843)  ($ 4,622)
                          =======      =======    =======    =======   ========


Average Common Shares Outstanding (3)

  Basic                 7,368,472   6,967,109   6,939,872   7,253,051  7,401,602

  Diluted               7,787,140   7,319,250   6,995,133   7,253,051  7,401,602

Earnings (Loss) per Common Share (3)

  Basic                  $ 0.01      $ 0.70       $ 0.41     ($ 0.53)  ($ 0.62)
                         ======      ======       ======      ======   =======
  Diluted                $ 0.01      $ 0.66       $ 0.40     ($ 0.53)  ($ 0.62)
                         ======      ======       ======      ======   =======


Total Assets             $88,780      $74,866     $68,770    $65,032    $72,655
                         =======      =======     =======    =======    =======

Long-Term Obligations
  and Deferred Items     $18,841      $ 5,460     $14,877    $14,959    $15,327
                         =======      =======     =======    =======    =======

Cash dividend declared
  per common share (3)   $  0.20      $  0.10           -          -          -
                         =======      =======     =======    =======    =======

    (1) Includes litigation settlement of $8 million and US government-related inventory writedowns and reserves of $4.8 million.
    (2) In addition to items in (1) above, includes net gain on sale of buildings of $4.9 million and the reversal of the valuation allowance on deferred tax assets of $2.6 million.
    (3) All share and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS

      The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:


                                              1998         1997         1996
                                              ----         ----         ----
Net Sales
     Commercial                               82.4%         70.2%        44.7%
     US Government                            17.6          29.8         55.3
                                             -----         -----        -----
                                             100.0         100.0        100.0
Cost of Sales                                 80.9          64.7         66.5
Selling and administrative expenses           18.1          20.5         25.1
Litigation settlement                         25.0           0.0          0.0
Research and development expenses              4.5           5.2          4.2
                                             -----         -----        -----
Operating profit (loss)                      (28.5)          9.6          4.2

Other income (expense)                        24.3           8.6          7.8
Provision (benefit) for income taxes          (4.4)          0.7          0.8
                                             ------        -----        -----
     Net Earnings                              0.2%         17.4%        11.2%
                                             =====         =====        =====

      Significant Fiscal 1998 Events

      As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 1998 results of operations were materially impacted by three singular events: (1) the settlement of the litigations with the U.S. government (Item 3. Legal Proceedings and Note 9 to the financial statements); (2) the sale of its real estate holdings (Item 2. Properties and Notes 6 and 7 to the financial statements) and (3) the writedown or reserve for inventories related to phasing out U.S. government business. (Note 5 to the financial statements)

      In June 1998, the Company settled all outstanding criminal and civil cases brought by the U.S. government and made total payments of $8 million (Item 3. Legal Proceedings). Accordingly, including related accrued litigation expenses, the Company recorded a charge of $8.15 million against fiscal 1998 earnings.

      In January 1998, in two transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust, and leased back a portion of the building which it occupies. (Item 2. Properties) In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America, receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses. A portion of the proceeds were used to repay the $9 million loan obtained to finance the original construction of this building. In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. The Company leased back approximately 43% of this building from Reckson and incurred approximately $500,000 of relocation expenses related to this leaseback during fiscal 1998. Under the accounting provisions for sale and leaseback transactions, most of the ultimate gain on this sale will be deferred and recognized into income over the term of the lease with the balance recognized in income upon sale or conversion of the REIT units into shares of Reckson Associates Realty Corp., a publicly-traded company. Preceeding the sale of its building, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest.

      During the fiscal year, the Company determined that a writeoff or reserve of $4.8 million of certain work-in-progress and component parts inventory related to US Government programs was appropriate. These inventory adjustments result from the Company's transformation to a commercial space and telecommunications manufacturer as well as its expectation for reduced procurement volumes by the US Government due to both smaller Defense Department budgets and the Government's migration to alternate technologies.

      As a result of the building sales coupled with continued operating profits before nonrecurring charges, the Company has utilized most of its tax net operating loss carryforward. In addition, with the settlement of the U.S. government litigation the uncertainty regarding realizability of the Company's net deferred income tax asset has been removed thus eliminating the need for a valuation allowance on such amount. Accordingly, during fiscal 1998, the Company recorded a deferred tax benefit of $2.6 million (net).

      Without these significant events, the Company's fiscal 1998 operating profit, pre-tax earnings and net earnings would be materially different from that reported in the financial statements as illustrated below:

                                                 1998         1997         1996
                                                 ----         ----         ----

 Operating profit (loss)- as reported         $(9,105)      $2,675       $1,047
   Add back:
     Litigation settlement and expenses         8,150            -            -
     Inventory writedowns and reserves          4,764            -            -
                                               ------      -------       ------
 Adjusted operating profit                      3,809        2,675        1,047
                                               ------      -------       ------

 Other income (expense) - as reported           7,769        2,388        1,975
   Less:
     Gain on building sale, net of expenses    (4,927)           -            -
                                               ------       ------       ------
 Adjusted Other income (expense)                2,842        2,388        1,975
                                               ------       ------       ------

 Adjusted pretax earnings                      $6,651       $5,063       $3,022
                                               ======       ======       ======

      Operating Profit (Loss)

      Operating profit for the year ended April 30, 1998 decreased by $11.8 million from fiscal 1997. Without the litigation settlement and the inventory adjustments described above, the operating loss would have been a profit of $3.8 million or an increase of $1.1 million (42%) over fiscal 1997's results. This results from the 15% increase in net sales, a relatively constant gross margin rate (34% vs. 35%) and a small decline in selling and administrative expenses.

      Operating profit for the year ended April 30, 1997, improved by $1.6 million over the year ended April 30, 1996. This result was achieved through the 75% increase in sales to non-U.S. Government customers coupled with significant improvement in gross margins due to cost cutting efforts. Reduced selling and administrative expenses and more focused research and development costs, as discussed below, further enhanced the operating results for the 1997 fiscal year.

      Net Sales

      Net sales in fiscal 1998 increased by $4.1 million (15%) over fiscal 1997 with sales to commercial customers increasing by $6.8 million (34%). The increasing proportion of commercial sales illustrates the Company's successful transformation into a non-US government provider of specialty timing devices for commercial space and terrestrial wireless applications. Both fiscal 1998 and 1997 commercial revenues reflect increasing sales of the Company's commercial rubidium product line for application primarily in the cellular telephone industry. Sales of this product line have more than doubled in each of the last three years and are expected to continue to grow at a rapid pace as the Company further advances its products into the marketplace.

      Net sales in fiscal 1997 increased by $2.8 million (11%) over fiscal 1996. Sales to commercial customers for the fiscal year ended April 30, 1997 increased by $8.4 million (75%) over fiscal 1996 as the Company continued to establish itself as a hardware supplier to the commercial marketplace.

      The Company believes that its 36-year legacy in building high-reliability, precision timing and frequency generation devices for US Government programs (principally DOD and NASA), uniquely positions it to successfully exploit the much greater emerging markets in commercial space and wireless communications. The Company therefore intends to focus its energies on these markets and is phasing out its business with the U.S. Government. However, the Company will continue to fulfill its current contractual obligations to US government programs and will make its proprietary technology available for the benefit of our country. Consequently, in fiscal 1999 and beyond, the proportion of sales to be generated from US government programs is expected to continue the declining trend. This will be significantly offset by increasing demands for the Company's products in commercial space hardware and terrestrial wireless communications.

      Gross margins

      Gross margins for the fiscal year ended April 30, 1998 were negatively impacted by the inventory writedowns and reserves described above. Without such charges, gross margins would have been 34%. During fiscal 1998, the profitability of commercial programs versus US government programs became more distinct. Aggregate gross margins on commercial programs was 38%. US government programs showed margins of 16% before inventory adjustments and recorded negative margins of 69% after such adjustments.

      Gross margins for the fiscal year ended April 30, 1997, improved modestly over fiscal year 1996 increasing to 35.3% from 33.5%. These results reflect a continuation of the cost reductions and process improvements which were initiated in fiscal 1996. These results also reflect the growth in the commercial product lines where margins, in general, are larger than on U.S. government related contracts although the difference in fiscal 1997 was not as great as that discussed above for fiscal 1998.

      Included in the Company's overhead pool, a component of cost of sales, is a charge for amortization of the Company's ESOP program (see Note 11 to the financial statements). Due to a change in accounting for this program during fiscal 1994, the Company recognizes an expense based upon the average market value of the underlying shares of Company stock which are allocated to the ESOP each year. As a result of the significant increase in the value of the Company's stock during fiscal 1998, the charge to ESOP amortization has also increased significantly, rising to approximately $1.2 million or 125% of the amount charged to the overhead pool in fiscal 1997. (This is also primarily a non-cash charge, exceeding the actual cash obligation of the Company by over $800,000.) Without this excess amortization charge, aggregate gross margins on the Company's commercial sales during fiscal 1998 would have exceeded 40%. The impact of this charge in fiscal 1997 and 1996 was negligible. If the Company's stock value remains at current or higher levels during the next two years, gross margins will continue to be dampened by this additional noncash ESOP amortization expense. Despite this potential reduction in margins, with the continuing growth in sales of its commercial products, the Company anticipates that future gross margins will be significantly higher than that experienced during fiscal 1998.

      Selling and administrative expenses

      Selling and administrative costs, excluding the litigation settlement and related costs, declined by $77,000 or 1% for the year ended April 30, 1998, over fiscal 1997. This decline resulted from reduced litigation-related spending during much of the fiscal year, reduced accrual for bonuses and lower deferred compensation expense to certain officers. These reductions were offset by increased spending for computer system expense and stock-based compensation amortization expenses, including $236,000 of ESOP amortization expense (see discussion above under Gross Margins). The fiscal 1998 ESOP amortization is $115,000 (95%) greater than the amount recorded in fiscal 1997 and exceeds the actual cash outflow by $150,000.

      Selling and administrative costs declined by $588,000 or 9% for the year ended April 30, 1997, over fiscal 1996. This decrease resulted primarily from a decrease in bad debt expense by $538,000 after the writeoff in fiscal 1996 of certain outstanding receivables. While provisions for incentive bonuses in fiscal 1997 increased in tandem with the improved profitability of the Company, this was more than offset by decreases in other compensation-related areas such as adjustments in deferred compensation accruals, better than expected growth in cash surrender values of officers' and employees' life insurance, and lower administrative headcount which was effected in the first quarter of fiscal 1996. Without regard to bad debt expenses, bonuses and the legal fees related to the government litigation, selling and administrative costs in fiscal 1997 were $476,000 lower (10%) than in 1996. This result was achieved through a reduction in the number of personnel, reduced insurance costs, lower usage of professional services and improved operating efficiencies.

      As sales increase, the ratio of selling and administrative expenses to net sales is expected to decrease. As a result of its settlement of all outstanding criminal and civil cases brought by the US government, the Company expects the future level of legal costs to be significantly less than that experienced in each of the last three years. Because a smaller proportion of Company personnel are included in the selling and administrative category, the proportional impact of increasing ESOP amortization will be less than that incurred in cost of sales.

      Research and development expenses

      The level of effort in Company-funded research and development projects during fiscal 1998 was comparable to that of fiscal 1997 with costs decreasing by $20,000 (1%) from fiscal 1997 levels. Such costs reflect the successful development of the rubidium and VSAT commercial product lines (see Item 1. Business) but do not reflect satellite hardware development costs which were partially funded by customer projects. While the Company retains production rights to any technology which results from customer-funded, non-recurring engineering efforts, the costs of such development are recorded in cost of sales.

      Research and development costs in the year ended April 30, 1997, increased by $411,000 (39%) over fiscal 1996. This increase is due principally to costs related to the Company's successful commmercial rubidium development efforts.

      The Company will continue to focus its research and development activities on those commercial projects which it expects will provide the best return on investment and provide the best prospects for the future growth of the Company. For fiscal 1999, the Company will make a substantial investment of capital and technical resources to develop generic products for the satellite transponder market. Where possible, the Company will attempt to secure partial customer funding for such development efforts but is prepared to spend up to $5.5 million of its own funds in order to bring such products to the market by the end of fiscal 1999.

      Other Income (Expense)

      Other income (expense) for the year ended April 30, 1998, included the $4.9 million net gain on the sale of the Company's real estate holdings. Without such gain, other income (expense) increased by $455,000 (19%) over fiscal 1997. For the year ended April 30, 1997, other income (expense) increased by $413,000 (21%) over fiscal 1996.

      In particular, fiscal 1998 investment income increased by $592,000 (38%) over fiscal 1997 and fiscal 1997's income increased by $250,000 (19%) over fiscal 1996. These results were achieved by continuing increases in interest-earning assets in fiscal 1997 and fiscal 1998. Such assets grew significantly in the last quarter of fiscal 1998 as a result of the net proceeds from the real estate sales. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. Interest rates, which impact the level of investment income, were relatively stable in all three years. Assuming interest rates remain stable, the Company anticipates that investment income will increase modestly over the level attained in fiscal 1998.

      Interest expense in fiscal 1998 decreased by $207,000 (24%) from fiscal 1997 and fiscal 1997 expense decreased by $88,000 (9%) from 1996 levels. During the third quarter of fiscal 1998, the Company repaid its real estate-related loans thus realizing significant reductions in its interest payments. For fiscal 1997, the reduced interest expense was the result of declining long-term debt balances as the Company made scheduled principal payments. As a result of the loan paydowns and a stable interest rate environment, the Company anticipates that interest expense will be markedly lower in fiscal 1999 when compared to earlier fiscal years.

      Other income, net, in addition to the net gain on the sale of the Company's real estate holdings also included rental income through December 1997 under the long-term direct finance lease with Laboratory Corporation of America. Without the one-time gain, this category declined by $345,000 during fiscal 1998 from fiscal 1997 and by $270,000 from fiscal 1996 levels. This decrease is attributable to the cessation of finance lease income as a result of the sale of the leased property during January 1998 as well as additional costs incurred in moving the Company's operations to new and more efficient space within the leased back property. The Company anticipates that in future years other income, net, will be an insignificant contributor to pretax earnings.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a highly liquid position with working capital of $63 million at April 30, 1998, which is a substantial increase from the working capital position of $37 million at April 30, 1997. This change is principally due to the sale of the Company's real estate holdings and the concurrent repayment of long-term debt. Included in working capital at April 30, 1998 is $45.4 million of cash, cash equivalents and short-term investments, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock after January 6, 1999. The Company's current ratio at April 30, 1998 is 5.7 to 1 compared to a 3.6 to 1 ratio at April 30, 1997. Both ratios are below the Company's recent historical current ratio of approximately 10 to 1. For year-end April 30, 1998, this ratio is due to the accrual of $8 million related to the US government litigation settlement which was paid in June 1998. Excluding such accrual from both cash and accrued liabilities results in a current ratio of 12.4 to 1 at April 30, 1998. The lower ratio at April 30, 1997, was due to the classification of the $9 million construction loan, paid in January 1998, as a current liability.

      Net cash provided by operating activities for the year ended April 30, 1998, was approximately $3.2 million compared to $4 million for fiscal 1997. This decrease in cash inflow is due to the growth in unbilled receivables of $5.9 million offset by payments on billed receivables, lower work-in-process inventories (excluding writedowns and reserves) and higher accounts payable. Unbilled receivables have grown due to the increased volume in commercial contracts which, in general, do not provide upfront funding as is typical of government-related long-term contracts. Work-in-process inventories have decreased as more projects are accounted for on the percentage completion method of revenue recognition. Accounts payable have increased by 45% from the balance at April 30, 1997 due to the timing of the purchases for certain inventory and purchases of capitalizable assets related to relocation of the Company's office space within its leased back portion of the building.

     Net cash provided by investing activities for the year ended April 30, 1998, was $2.1 million. Of this amount, $6.6 million was from the proceeds of the sale of the Company's real estate holdings after repayment of the real estate construction loan. Through the real estate sale the Company also obtained $12 million of REIT units. Such units are convertible into shares of Reckson Associates Realty Corp. common stock after January 6, 1999 and, as such, are treated as a non-cash item for fiscal 1998. (See Item 2. Properties) The Company used $3.5 million (net) to acquire certain U.S. government and agency securities. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment strategies. The Company also invested $750,000 in production equipment which will improve the efficiency of its operations and an additional $280,000 was used to obtain new computer hardware and a new telephone system which will improve its financial and operational information systems. The
Company will continue to acquire more efficient equipment to automate its production process and intends to spend $1.5 million to $2 million on capital equipment related to the development and manufacture of new products. In the second quarter of fiscal 1999, the Company intends to install the next upgrade of its financial software, the cost of which is not expected to exceed $150,000, including the acquisition of next generation personal computers for users. The purchase of this financial software package two years ago, including the upgrades, has satisfactorily addressed the issue of compliance with the year 2000 problem. The Company has determined that additional operational, nonfinancial software must be obtained to resolve the year 2000 issue in certain production and support areas, the cost of which will not exceed $50,000.

      Net cash provided by financing activities for the year ended April 30, 1998, was $47,000. Of this amount, $1.9 million was received in full payment of the mortgage note receivable due from the purchaser of the Company's former west coast facility. In addition, payments of $914,000 were received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain employees and payments of $148,000 were received against notes receivable from certain officers and employees. These inflows were partially offset by $1.4 million used to retire long-term debt and an additional $1.5 million used to pay semi-annual cash dividends to shareholders. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees in previous years. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

      In addition to the above investing and financing activities, as a result of the building sales in January 1998, the Company received REIT units with a value of $12 million and used $9 million from the cash proceeds of the LCA building sale to pay down the real estate construction loan. Neither of these transactions are reflected in the statement of cash flows. Only the net cash proceeds of the LCA building sale are reflected in investing activities. (See
Item 2. Properties)

      The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and terrestrial wireless communication systems which management believes will result in future growth and continued profitability. During fiscal 1999, the Company intends to significantly increase its development spending to develop generic products for the satellite transponder market. Where possible, the Company will attempt to secure partial customer funding for such development efforts but is willing to spend up to $5.5 million of its own funds in order to bring such products to the market by the end of fiscal 1999. Internally generated cash will be adequate to fund these development efforts.

      At April 30, 1998, the Company's backlog amounted to approximately $21.6 million as compared to the approximately $14 million backlog at April 30, 1997. Backlog of commercial and foreign customers approximates $20 million at April 30, 1998. Of this backlog, approximately 50% is realizable during fiscal 1999.

      As discussed more thoroughly in Item 3. Legal Proceedings and in Notes 9 and 10 to the consolidated financial statements, the Company has received a notice of proposed disbarment from receiving contracts from any agency of the U.S. Government, except under certain circumstances. Because of the Company's transition to commercial products, the continuation of the debarment is not expected to have a material adverse effect on liquidity, financial condition or results of operations. Certain nongovernment initiated civil cases remain outstanding and the Company is unable to determine the ultimate disposition of such cases. Any disposition is not expected to have a material effect on the Company's liquidity or financial condition.

      The Company also has available for income tax purposes, approximately $1.5 million of net operating loss carryforwards which may be applied against future taxable income.


OTHER MATTERS
     See discussion of recently issued pronouncements included in Note 1 to the consolidated financial statements. The financial information reported herein is not necessarily indicative of future operating results orof the future financial condition of Registrant. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION
      During fiscal 1998, as in the two prior fiscal years, the impact of inflation on the Registrant's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Frequency Electronics, Inc.

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 14.(a)(1) and (2) on page 54 present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                 PricewaterhouseCoopers LLP


Melville, New York
July 13, 1998.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1998 and 1997
                                   -----------

              ASSETS:                                 1998             1997
                                                      ----             ----
                                                         (In thousands)
Current assets:
  Cash and cash equivalents                        $  8,725          $ 3,448
  Marketable securities (Note 3)                     36,661           21,112
  Accounts receivable, net of allowance for
     doubtful accounts of $190 (Notes 4 and 14)      18,640           14,797
  Inventories (Note 5)                                6,475           11,060
  Deferred income taxes (Note 13)                     5,000                -
  Prepaid expenses and other                            986            1,233
                                                    -------          -------
           Total current assets                      76,487           51,650

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization (Notes 6 and 7)                        9,159            9,059
Investment in direct finance lease                        -            9,702
Other assets                                          3,134            4,455
                                                    -------          -------
           Total assets                             $88,780          $74,866
                                                    =======          =======















                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1998 and 1997
                                   (Continued)
                                   -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY:             1998           1997
                                                          ----           ----
                                                             (In thousands)
Current liabilities:
  Current maturities of long-term debt (Note 7)       $    479         $ 9,718
  Accounts payable - trade                               1,283             882
  Accrued liabilities (Note 9)                          10,854           2,921
  Dividend payable                                         771             746
  Income taxes payable                                     145              73
                                                       -------          ------
              Total current liabilities                 13,532          14,340
Long-term debt, net of current maturities (Note 7)         500           1,687
Deferred compensation (Note 12)                          3,905           3,737
Deferred income taxes (Note 13)                          2,400               -
Other liabilities (Note 6)                              12,036              36
                                                        ------          ------
                                                        32,373          19,800
                                                        ------          ------

Commitments and contingencies (Notes 8 and 10)

Stockholders' equity (Note 12):
  Preferred stock - authorized 600,000 shares
    of $1.00 par value; no shares issued                     -               -
  Common stock - authorized 20,000,000 shares
    of $1.00 par value; issued - 9,009,259 shares        9,009           6,006
  Additional paid-in capital                            36,306          35,190
  Retained earnings                                     15,983          20,414
                                                        ------         -------
                                                        61,298          61,610
   Common stock reacquired and held in treasury -
     at cost (1,296,913 shares in 1998 and
     1,032,812 shares in 1997)                          (3,632)         (4,612)
   Unamortized ESOP debt (Notes 7 and 12)               (1,000)         (1,500)
   Notes receivable-common stock (Note 11)                (287)           (435)
   Unearned compensation                                   (89)            (77)
   Unrealized holding gain                                 117              80
                                                       -------         -------
          Total stockholders' equity                    56,407          55,066
                                                       -------         -------
    Total liabilities and stockholders' equity         $88,780         $74,866
                                                       =======         =======



                 The accompanying notes are an integral part of
                          these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 1998, 1997 and 1996
                                   -----------

                                                  1998        1997       1996
                                                  ----        ----       ----
                                               (In thousands, except share data)
Net sales (Note 14)                             $31,997     $27,929     $25,092
                                                -------     -------     -------
Cost of sales                                    25,870      18,075      16,689
Selling and administrative
  expenses (Notes 9 and 10)                       5,791       5,718       6,306
Litigation settlement (Note 9)                    8,000           -           -
Research and development expenses                 1,441       1,461       1,050
                                                -------     -------     -------
      Total operating expenses                   41,102      25,254      24,045
                                                -------     -------     -------
          Operating (loss) profit                (9,105)      2,675       1,047
Other income (expense):
      Investment income                           2,135       1,543       1,293
      Interest expense                             (672)       (879)       (967)
      Other, net (Note 6)                         6,306       1,724       1,649
                                                -------     -------     -------
(Loss) Earnings before (benefit) provision
   for income taxes                              (1,336)      5,063       3,022
(Benefit) Provision for income
   taxes (Note 13):                              (1,400)        200         200
                                                -------     -------     -------

Net Earnings                                    $    64     $ 4,863     $ 2,822
                                                =======     =======     =======


Net Earnings per common share:
  Basic                                          $ 0.01      $ 0.70      $ 0.41
                                                 ======      ======      ======
  Diluted                                        $ 0.01      $ 0.66      $ 0.40
                                                 ======      ======      ======
Average shares outstanding (Note 2):
  Basic                                        7,368,472   6,967,109   6,939,872
                                               =========   =========   =========
  Diluted                                      7,787,140   7,319,250   6,995,133
                                               =========   =========   =========









                 The accompanying notes are an integral part of
                          these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 1998, 1997 and 1996
                        (In thousands, except share data)

                                                                                                             Unrealized
                                                                                                               holding
                                                                                          Note                gain or
                                            Add'l            Treasury stock             Receivable            (loss) on
                            Common Stock   paid in Retained     (at cost)    Unamortized  Common   Unearned    marketable
                           Shares   Amount capital earnings  Shares  Amount   ESOP debt   Stock  Compensation  securities    Total
                          --------- ------ ------- --------  ------- -------  ---------   ------ ------------  ----------   -------
Balance at May 1, 1995    6,006,300 $6,006 $35,131 $13,443   964,305 ($4,387) ($2,500)    ($822)    ($ 18)       ($39)      $46,814
Amortization of ESOP debt
 as a result of shares
 allocated                                    (156)                               500                                           344
Shares issued under
 restricted stock plan                          49           (25,000)     92                         (116)                       25
Purchase of treasury stock                                   200,600    (698)                                                  (698)
Restricted stock
 surrendered to treasury
 stock                                                        20,000     (82)                82
Amortization of unearned
 compensation                                                                                          21                        21
Increase in market value of
 marketable securities                                                                                             95            95
Net Earnings                                         2,822                                                                    2,822
                          ---------  -----  ------  ------ --------   ------    -----     -----    ------        ----       -------
Balance April 30, 1996    6,006,300  6,006  35,024  16,265 1,159,905  (5,075)  (2,000)     (740)     (113)         56        49,423
Exercise of stock options                       (6)         (127,093)    463                                                    457
Amortization of ESOP debt
 as a result of shares
 allocated                                     172                                500                                           672
Payment received for common
 stock subscribed                                                                           305                                 305
Amortization of unearned
 compensation                                                                                          36                        36
Increase in market value of
 marketable securities                                                                                             24            24
Cash dividend, $.15 per                               (714)                                                                    (714)
 share
Net Earnings                                         4,863                                                                    4,863
                          ---------  -----  ------  ------ ---------  ------   ------     -----    ------        ----       -------
Balance April 30, 1997    6,006,300  6,006  35,190  20,414 1,032,812  (4,612)  (1,500)     (435)      (77)         80        55,066
Exercise of stock options                      (83)         (162,495)    938                                                    855
Amortization of ESOP debt
 as a result of shares
 allocated                                     976                                500                                         1,476
Shares issued under
 restricted stock plan                          15            (7,500)     42                          (52)                        5
Independent Contractor
 stock options granted                         208                                                                              208
Payment received for common
 stock subscribed                                                                           148                                 148
Amortization of unearned
 compensation                                                                                          40                        40
Increase in market value of
 marketable securities                                                                                             37            37
Stock dividend, 3-for-2   3,002,959  3,003          (3,007)  434,096                                                             (4)
Cash dividend, $.20 per                             (1,488)                                                                  (1,488)
 share
Net Earnings                                            64                                                                       64
                          --------- ------ ------- ------- --------- -------  -------     -----     -----        ----       -------
Balance April 30, 1998    9,009,259 $9,009 $36,306 $15,983 1,296,913 ($3,632) ($1,000)    ($287)    ($ 89)       $117       $56,407
                          ========= ====== ======= ======= ========= =======   ======     =====     =====        ====       =======

                          The accompanying notes are an
                  integral part of these financial statements

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1998, 1997 and 1996
                                   -----------

                                                     1998      1997      1996
                                                     ----      ----      ----
                                                          (In thousands)
Cash flows from operating activities:
 Net earnings                                      $   64    $4,863     $2,822
 Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Deferred tax benefit                          (2,600)        -          -
     Depreciation and amortization
       Property                                       943       921        974
       Other                                           20        18         20
     Provision for losses on account
       receivable and inventories                   4,537        42        996
     Gains on marketable securities and
       notes receivable                               (42)      (70)       (59)
     Gain on sale or disposal of
       property, plant and equipment               (5,869)        -         (4)
     Amortization resulting from
       allocation of ESOP shares                    1,476       672        344
     Employee benefit plan provisions                 444       407        765
     Noncash interest on finance lease                (15)      (95)      (155)
 Changes in assets and liabilities:
   Accounts receivable                             (3,843)   (1,424)      (101)
   Inventories                                         48      (779)       180
   Prepaid and other                                  247      (207)       231
   Other assets                                      (579)     (418)      (511)
   Accounts payable - trade                           401      (497)       652
   Accrued liabilities                              7,933       659        480
   Income taxes payable                                72        (6)        79
   Refundable income taxes                             -          -        318
   Other liabilities                                  (81)      (37)       (78)
                                                    -----     -----      -----
    Net cash provided by operating activities       3,156     4,049      6,953
                                                    -----     -----      -----

Cash flows from investing activities:
 Purchase of marketable securities                (13,030)  (25,927)         -
 Proceeds from sale or redemption of marketable
   securities                                       9,560    10,541      5,910
 Capital expenditures                              (1,043)   (1,141)      (330)
 Proceeds from sale of property, plant
   and equipment                                    6,587         -        513
                                                   ------   -------     ------
      Net cash provided by (used in)
        investing activities                        2,074   (16,527)     6,093
                                                   ------   -------     ------






                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1998, 1997 and 1996
                                   (Continued)
                                   -----------

                                                     1998      1997      1996
                                                     ----      ----      ----
                                                          (In thousands)
Cash flows from financing activities:
 Principal payments of long-term debt              (1,374)     (751)      (749)
 Purchase of treasury stock                             -         -       (698)
 Payment of cash dividend                          (1,520)        -          -
 Sale of stock from treasury                            -         -         25
 Payment on notes
   receivable from employees                          148       305          -
 Proceeds from loan receivable                      1,879         -          -
 Exercise of stock options                            914       457          -
                                                   ------    ------     ------
    Net cash provided by (used in)
      financing activities                             47        11     (1,422)
                                                   ------    ------     ------

Net increase (decrease) in cash and
  cash equivalents                                  5,277   (12,467)    11,624

Cash and cash equivalents at beginning of year      3,448    15,915      4,291
                                                   ------    ------    -------

Cash and cash equivalents at end of year           $8,725    $3,448    $15,915
                                                   ======    ======    =======


Supplemental disclosures of cash flow information (Note 16):
  Cash paid during the year for:
      Interest                                    $  766      $ 979       $942
                                                  ======      =====       ====
      Income taxes                                $1,128      $ 206       $ 81
                                                  ======      =====       ====








                           The accompanying notes are
                an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

Principles of Consolidation:
      The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant;" References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries.). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 14 for information regarding the Company's commercial and U.S. government business. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.
      These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Inventories:
     Inventories, which consist of work-in-process, raw materials and components are accounted for at the lower of cost (specific and average) or market.

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

Revenue and Cost Recognition:
      Revenues under larger long-term contracts, generally defined as orders in excess of $100,000, are reported in operating results using the percentage of completion method based upon the ratio that incurred costs bear to total estimated costs. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. For smaller contracts and orders, sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. Provisions for anticipated losses are made in the period in which they become determinable.
      Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as depreciation, indirect labor and supplies. Selling, general and administrative costs are charged to expense as incurred.

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

Earnings Per Share:
      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," became effective for the year ended April 30, 1998. In accordance with SFAS 128, basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net earnings by the sum of the if-converted effect of unexercised stock options and the weighted average number of shares of common stock. All periods have been restated to conform with the requirements of SFAS 128.
      All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

Marketable Securities:
     Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. after January 6, 1999. Except for the REIT units, substantially all other marketable securities at April 30, 1998 and 1997 were held in the custody of one financial institution. Investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.

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

Stock-based Plans:
      Effective May 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," under which the Company will continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with SFAS No. 123, the Company provides pro forma disclosures of net earnings (loss) and earnings
(loss) per share as if the fair value method had been applied beginning in fiscal 1996.

Recently Issued Pronouncement
      The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which are effective for the Company in future periods. These pronouncements deal with disclosure matters and will not have any effect on the Company's financial position, results of operations or cash flows upon adoption.

2.  Earnings Per Share
      Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                              Years ended April 30,
                                      1998            1997               1996
                                      ----            ----               ----
Basic EPS Shares outstanding
        (weighted average)         7,368,472        6,967,109         6,939,872
Effect of Dilutive Securities        418,668          352,141            55,261
                                  ----------       ----------       -----------
Diluted EPS Shares outstanding     7,787,140        7,319,250         6,995,133
                                   =========        =========         =========

3.  Marketable Securities
      Marketable securities at April 30, 1998 and 1997 are summarized as follows (in thousands):

                                               April 30, 1998
                                                                     Unrealized
                                                   Market              Holding
                                   Cost             Value               Gain
                                   ----             -----               ----
      REIT units                  $12,000           $12,000                -
      Fixed income securities      23,200            23,253               53
      Equity Securities             1,344             1,408               64
                                 --------          --------             ----
                                 $ 36,544          $ 36,661             $117
                                 ========          ========             ====

                                                April 30, 1997
                                                                     Unrealized
                                                   Market              Holding
                                   Cost             Value               Gain
                                   ----             -----               ----
      Fixed income securities    $ 19,688          $ 19,763              $75
      Equity Securities             1,344             1,349                5
                                 --------          --------             ----
                                 $ 21,032          $ 21,112              $80
                                 ========          ========              ===

     Maturities of fixed income securities classified as available-for-sale at April 30, 1998 are as follows (in thousands):
    Current                                       $12,947
    Due after one year through five years           9,752
    Due after five years through ten years            501
                                                  -------
                                                  $23,200
                                                  =======

      The proceeds from sales of available-for-sale securities, principally fixed-income securities, and the gross realized gains (based on specific identification) were as follows:
                                           Years ended April 30,
                                  1998             1997              1996
                                  ----             ----              ----
      Proceeds from sales        $9,560          $10,541            $5,910
      Gross realized gains          $42              $70               $58

4.  Accounts Receivable
      Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $13,618,000 at April 30, 1998 and $7,722,000 at April 30, 1997. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

5.  Inventories
      Inventories, which are reported net of reserves of $1,400,000 and $350,000 at April 30, 1998 and 1997, respectively, consisted of the following
(in thousands):
                                                1998                1997
                                                ----                ----
    Raw Materials and Component Parts         $ 2,857             $ 2,797
    Work in Progress                            3,618               8,263
                                              -------             -------
                                              $ 6,475             $11,060
                                              =======             =======
     Title to all inventories related to United States Government contracts that provide for progress billings vests in the U.S. Government.

6.  Property, Plant and Equipment
      Property, plant and equipment consists of the following (in thousands):
                                                1998                1997
                                                ----                ----
    Buildings and building improvements        $ 8,751            $ 8,751
    Machinery, equipment and furniture          17,374             16,331
                                                ------            -------
                                                26,125             25,082
    Less, accumulated depreciation and
       amortization                             16,966             16,023
                                                ------            -------
                                               $ 9,159            $ 9,059
                                               =======            =======

      In January 1998, in two transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust whose shares are traded on the New York Stock Exchange ("REIT"). In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America ("LCA"), receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses which amount is included in "Other income, net."

     In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT after January 6, 1999. REIT units may not be sold, transferred, pledged or disposed of until January 1999. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to the Company based upon the price per share of the REIT on the date of conversion of REIT units.

      The Company leased back approximately 43% of the latter building from the purchaser. Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. After Reckson completes renovation of the building at its expense, the Company will occupy new space at an annual rental of $400,000. (Note 8)

      A portion of the cash proceeds of the first sale were used to repay the $9 million loan obtained to finance the original construction of the LCA building. Preceeding the sale of its buildings, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest. (Note 7)

      Depreciation and amortization expense for the years ended April 30, 1998, 1997 and 1996 was $943,000, $921,000, and $974,000, respectively.
      Maintenance and repairs charged to operations for the years ended April 30, 1998, 1997 and 1996 was approximately $369,000, $347,000, and $320,000 respectively.

7.  Long-Term Debt
      Long-term debt consists of the following (in thousands):
                                                         1998            1997
                                                         ----            ----

  Secured note payable in forty equal quarterly
  installments of $125,000 through April 1, 2000
  with interest at adjusted LIBOR plus 1.00%
  (7.1875% at April 30, 1998) (1)                       $  979        $ 1,468

  Nassau County Industrial Development Bonds
  payable in quarterly installments of $62,500
  through September 30, 2000 at 79% of prime (Note 6)        -            937

  Real Estate Construction Loan in the amount of
  $9,000,000, maturity date January 30, 1998
  with interest at LIBOR plus 1.375% or prime
  plus 0.25% (Note 6)                                        -          9,000
                                                        ------        -------
                                                           979         11,405
   Less, current maturities                                479          9,718
                                                        ------        -------
                                                        $  500        $ 1,687
                                                        ======        =======

         (1) This note, originally in the amount of $5,000,000, was used to fund the purchase of 1,071,652 shares of the Company's common stock for the Employee Stock Ownership Plan (ESOP). Under the terms of this loan the Company has the right to borrow either at the bank's stipulated prime rate, at LIBOR plus 1.0% or at a designated fixed rate to be determined. Dividends received on ESOP shares ($21,000 and $32,000 at April 30, 1998 and 1997, respectively) which have not been allocated to participant accounts are used to pay a portion of the principal of this note. (see Note 11.) The note is secured by a portion of the Company's common stock held in treasury. The note is scheduled to mature during the year ending April 30, 2000.

8.  Operating Leases

      The Company leases its manufacturing and office space under a leaseback agreement with Reckson Operating Partnership, L.P. (Note 6) The lease is accounted for as an operating lease which initially expires in 2009. The lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term. Under the terms of the lease the Company is required to pay real estate taxes, insurance and other charges.

      Prior  to  recognition  of  future   amortization  of  the  deferred  gain
associated with the sale and leaseback of property (Note 6), lease commitments for real property at April 30, 1998 are as follows (in thousands):

                                     Aggregate Lease
                                      Commitments

                           1999        $   460
                           2000            445
                           2001            434
                           2002            422
                           2003            400
            2004 and thereafter          2,267
                                        ------
                                        $4,428
                                        ======
      Lease rental expenses, including real estate taxes, charged to operations for the years ended April 30, 1998, 1997, and 1996 were approximately $463,000, $844,000, and $783,000, respectively.

9.  Subsequent Events

      On June 19, 1998, FEI and the United States Government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and Related Documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters with the Government. Under the terms of the Settlement Agreement, FEI paid an aggregate of $8 million to the Government. These settlement payments are reflected in Registrant's consolidated results of operations for the fiscal year ended April 30, 1998. Included in selling and administrative expenses are accruals for additional legal fees related to this settlement in the amount of $150,000.
     By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The proposed debarment is based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The proposed debarment is effective as of July 9, 1998. The consequences of the proposed debarment and its potential effect on FEI are discussed further in Note 10.

10. Commitments and Contingencies

Private Civil Derivative Actions:

     On December 1, 1993, and February 4, 1994, two separate derivative shareholder actions (pursuant to a court order, are now consolidated under one civil action) were served in state court naming FEI, as a nominal defendant, and its directors at the time and certain of its officers and employees as defendants and, generally alleges, based upon a November 1993 federal grand jury indictment, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a superseding indictment, of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project, and the superseding indictment was otherwise dismissed with prejudice as to all defendants. The indictment and superseding indictment generally contained similar allegations.); committed the acts as alleged in the qui tam action described below; and that, as a result FEI is exposed to material and substantial monetary judgments and penalties and the loss of significant business and the directors were under a fiduciary obligation to manage and control the business operations of FEI and the conduct of its personnel. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. FEI and the other defendants have denied the allegations of and intend vigorously to contest the derivative actions.

Qui Tam Action:

      In March 1994, a qui tam action was served upon the Company and Martin Bloch, its president. A qui tam action is an action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The complaint alleges that the Company, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the qui tam action. On April 11, 1997, the Court ordered the qui tam action stayed pending resolution of the criminal cases. The criminal cases have now been resolved and it is, therefore, anticipated this litigation will be resumed.

Company Position and Legal Fees:

     FEI and the individual defendants in each of the legal matters described above consider the allegations and the charges asserted to be unjustified. They further consider the actions of FEI and the individual defendants with respect to the subject matter of these charges to have been taken in good faith and without wrongful intent, criminal or otherwise. Because of the uncertainty associated with the foregoing matters, FEI is unable to estimate the potential liability or loss that may result, if any, and, accordingly, no provision has been made in the accompanying consolidated financial statements. However, an unfavorable outcome of these matters could have a material impact on the Company's financial position, results of operations and cash flows. Included in selling and administrative expenses are legal fees incurred in connection with the litigation settlement (Note 9) and the above matters of approximately $741,000, $890,000, and $919,000 for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

Government Contract Suspension and Debarment:

      By letter dated July 13, 1998, FEI was notified by the U.S. Department of the Air Force that it terminated the suspension proceedings initiated against FEI's president and director, Martin B. Bloch, its former vice president and director, Abraham Lazar, its secretary/treasurer, Harry Newman and its former contracts manager, Marvin Norworth. By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The proposed debarment is based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The proposed debarment is effective as of July 9, 1998 and has the following consequences:
         1. FEI's name will be published in the List of Parties Excluded From Federal Procurement and Nonprocurement Programs, a publication of the General Services Administration containing the names of contractors debarred, suspended, proposed for debarment, or declared ineligible by any agency of the Federal Government. Proposed debarment is effective throughout the executive branch of the Federal Government.
         2.       Offers  will  not be  solicited  from,  contracts  will not be awarded to, exiisting contracts will not be renewed or otherwise extended for, and subcontracts requiring Government approval will not be approved for FEI by any agency in the executive branch of the Federal Government unless the head of the agency taking the contracting action or a designee states in writing the compelling reason for continued business dealings between FEI and the agency.
         3. FEI may not conduct business with the Federal Government as an agent or representative of other contractors.
         4. No Government contractor may award a subcontract equal to or in excess of $25,000 to FEI unless there is a compelling reason to do so and the contractor first notifies the contracting officer and further complies with certain Government regulations.
         5. No agency in the executive branch shall enter into, renew or extend primary or lower tier covered transactions in which FEI is either a participant or principal, unless the head of the agency grants an exception in writing.

         6. FEI may not act as an agent or representative of other participants in federal assistance programs.
         7. FEI's affiliation with or relationship to any organization doing business with the Government will be carefully examined to determine the impact of those ties on the responsibility of the organization to be a Government contractor or subcontractor.
      Counsel for FEI have met with the Air Force suspension authority and have explained FEI's position as to why the debarment is inappropriate. The period of the proposed debarment has not been determined as yet. Debarment is imposed for a period commensurate with the seriousness of the causes. Generally, debarment does not exceed three years. The duration of FEI's preexisting suspension will be considered in determining the debarment period. The debarring official may also extend the debarment for an additional period if that official determines that an extension is necessary to protect the Government's interest. A debarment may not be extended solely on the basis of the facts and circumstances upon which the initial debarment action was based. The debarring official has the authority to reduce the period or extent of the debarment. Based upon applicable Government regulations, FEI does not believe that the proposed debarment should be for an extended period of time, although FEI is unable to predict the period of such debarment.

      In fiscal year 1999, the Company anticipates that less than 10% of its business will be comprised of prime and subcontracts in which the Government is the end-user. The Company expects that the balance of its business (greater than 90%), which it has been expanding in recent years, will be in commercial and export markets unrelated to the Government. While FEI and the Company believe debarment is a serious matter, the Company does not believe debarment will have a material adverse effect on its business prospects, financial condition, results of its operations or its cash flows.
      On February 14, 1997, the Company commenced an action in the United States District Court for the Eastern District of Virginia against the U.S. Department of the Air Force to obtain an injunction against continuance of the Government contract suspension. The Air Force moved for summary judgment. On March 14, 1997, the District Court dismissed the Company's action with prejudice and refused to grant the Company's motion for an injunction. The Company has appealed the District Court's order to the United States Court of Appeals for the Fourth Circuit. On July 1, 1998, the Court of Appeals affirmed the District Court Order. The Company has not yet decided whether it will seek reargument or will petition the United States Supreme Court for certiorari to review such decision.


Other:

      The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

11. Notes Receivable - Common Stock

      In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (9.0% at April 30, 1998) which is payable and adjusted annually. The principal is due in its entirety at the earlier of termination of employment or October 1999. During the years ended April 30, 1998 and 1997, certain officers and employees made payments on their notes in the aggregate amount of $148,000 and $305,000, respectively. During the year ended April 30, 1996, one of the officers left the Company and surrendered 37,500 shares acquired under this arrangement. Accordingly, the related note receivable was satisfied.

12. Employee Benefit Plans

Stock Options:

      The Company has various Incentive Stock Option Plans ("ISOP's") for key management employees (including officers and directors who are employees). The ISOP's provide that eligible employees may be granted options to purchase an aggregate of 1,350,000 shares of the Company's common stock. Under one Plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. The options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.

      During fiscal 1998, the Company established an Independent Contractor Stock Option Plan under which up to 200,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. During the year ended April 30, 1998, the Company granted options to acquire 112,500 shares at a price of $15.75, the then fair market value of the Company's common stock. Of the shares granted, 22,750 are exercisable immediately, 29,750 are exercisable one year from grant date, 30,000 are exercisable two years from grant date, and 30,000 are exercisable three years from grant date. For the year ended April 30, 1998, the Company recognized compensation expense of $208,000 as a result of these stock option grants.

        The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under these option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISOP's.

      Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                   1998              1997              1996
                              ---------------   ---------------   --------------
                                      Wtd Avg           Wtd Avg          Wtd Avg
                              Shares   Price    Shares   Price    Shares  Price

Outstanding at
  beginning of year          625,489   $3.38    874,373  $3.43    814,607  $3.45

Granted                      219,000  $13.08     32,250  $4.38     78,000  $3.25

Exercised                   (216,551)  $3.48   (257,884) $3.45          -

Expired or canceled           (9,750)  $5.64    (23,250) $3.48    (18,234) $3.41
                             -------            -------            ------

Outstanding at end of year   618,188   $6.84    625,489  $3.38    874,373  $3.43
                             =======            =======           =======

Exercisable at end of year   396,736   $4.29    534,026  $3.44     742,373 $3.45
                             =======            =======            =======

Available for grant at
  end of year                377,000            388,500            418,047
                             =======            =======            =======

Weighted average fair value
  of options granted during
  the year                     $4.39             $1.80               $1.99
                               =====             =====               =====

        The weighted average remaining contractual life of options outstanding at April 30, 1998 and 1997 is 5.7 and 4.5 years, respectively. At April 30, 1998, 1997 and 1996, option prices per share were from $3.250 to $18.875.

Restricted Stock Plan:

        During fiscal 1990, the Company adopted a Restricted Stock Plan which provides that key management employees may be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price are determined at the discretion of a special committee of the board of directors. The purchase price may not be less than the par value of the common stock.

                                    1998             1997             1996
                              ---------------  ---------------    --------------
                                      Wtd Avg         Wtd Avg            Wtd Avg
                               Shares  Price    Shares  Price     Shares   Price

Exercisable at beginning
  of year                     135,000  $4.00    135,000  $4.00     37,500  $0.67

Granted                         7,500  $0.67          -           135,000  $4.00

Exercised                     (37,500) $3.40          -           (37,500) $0.67
                             --------- -----    -------           -------  -----

Exercisable at end of year    105,000  $3.98    135,000  $4.00    135,000  $4.00
                              =======  =====    =======  =====    =======  =====

Balance of shares available
for grant at end of year       92,250            99,750            99,750
                               ======            ======            ======

      Transferability of shares is restricted for a four year period, except in the event of a change in control as defined. Amounts shown as unearned compensation in stockholders' equity represent the excess of the fair market value of the shares over the purchase price at the date of grant which is being amortized as compensation expense over the period in which the restrictions lapse.

      The Company applies the disclosure-only provision for SFAS No. 123 in accounting for the plans. Accordingly, no compensation expense has been recognized other than for restricted stock awards. Had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the proforma effect on the Company's financial statements would have been as follows:

                                          1998           1997         1996
                                          ----           ----         ----

  Net Earnings, as reported              $   64         $4,863       $2,822
                                         ======         ======       ======
  Net (Loss) Earnings - pro forma       ($   69)        $4,818       $2,801
                                         ======         ======       ======

  Earnings per share, as reported:
     Basic                               $ 0.01        $ 0.70        $ 0.41
                                         ======        ======        ======
     Diluted                             $ 0.01        $ 0.66        $ 0.40
                                         ======        ======        ======

  (Loss) Earnings per share- pro forma
     Basic                              ($ 0.02)       $ 0.70        $ 0.41
                                         =======       ======        ======
     Diluted                            ($ 0.02)       $ 0.66        $ 0.40
                                         ======        ======        ======

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.5%, 3.0% and 0.0%; expected volatility of 37%, 40% and 37%; risk free interest rate (ranging from 6.2% to 6.5%); and expected lives of ranging from seven to ten years.

Employee Stock Ownership Plan/Stock Bonus Plan:

      During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (ESOP). This amendment became effective January 1, 1990. A loan in the amount of $5,000,000 was negotiated with a bank on May 22, 1990 to fund the Trust. The loan is for a ten year period with forty equal quarterly installments of $125,000, plus interest at various rates at the Company's option. The Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.

      Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. Through April 30, 1998, 584,012 shares have been allocated to participant accounts.

      Effective May 1, 1994, the Company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $1,569,000, $797,000 and $515,000 for the years ended April 30, 1998, 1997 and 1996, respectively

      The SOP also requires that ESOP shares that are committed to be released are considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximates $3.5 million and $2.1 million at April 30, 1998 and 1997, respectively.

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

        Deferred compensation expense charged to operations during the years ended April 30, 1998, 1997, and 1996 was approximately $227,000, $371,000 and
$774,000, respectively.

Profit Sharing Plan:

        The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. There were no such contributions in fiscal 1998, 1997 or 1996.

Income Incentive Pool:

        The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $490,000, $500,000 and $125,000 to operations under these plans for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.


13. Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

                                              1998         1997        1996
                                              ----         ----        ----

  Current Federal                          $   225       $   40        $ 45
  Current State and Local                      975          160         155
                                            ------       ------        ----
                  Current provision          1,200          200         200

  Deferred tax provision                         8        2,124         298
  Reduction in valuation allowance          (2,608)      (2,124)       (298)
                                            -------      ------        ----
  Total provision (benefit)                ($1,400)      $  200        $200
                                            ======       ======        ====

        The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate.

                                               1998         1997         1996
                                               ----         ----         ----
                                                       (In thousands)

  Computed "expected" tax expense (benefit)    ($  454)     $1,721      $1,027
  State and local tax, net of federal
        benefit                                    640         106         102
  Excess ESOP amortization                         332           -           -
  Nondeductible expenses                           361           -           -
  Dividend received deduction                      (62)        (32)        (21)
  Loss carryforward for which no tax
    benefit was recorded                             -         530           -
  Benefit of loss carry forward                      -           -        (619)
  Adjustment to deferred tax balances
    due to tax rates                               374           -           -
  Reduction in valuation allowance              (2,608)     (2,124)       (298)
  Other items, net, none of which
    individually exceeds 5% of
    federal taxes at statutory rates                17          (1)          9
                                                ------      ------      ------
                                               ($1,400)     $  200      $  200
                                                ======      ======      ======

        The components of deferred taxes are as follows (in thousands):

                                                   1998            1997
                                                   ----            ----

   Deferred tax assets:
       Litigation settlement                     $3,040           $    -
       Employee benefits                          2,138            1,999
       Inventory                                    803              276
       Miscellaneous                                  8                2
       Net operating loss carryforwards             614            5,072
                                                 ------           ------
          Total deferred tax asset                6,603            7,349
                                                 ------           ------

   Deferred tax liabilities:
       Accounts receivable                        2,302            2,248
       Property, plant and equipment              1,701            2,493
                                                 ------           ------
       Total deferred tax liabilities             4,003            4,741
                                                 ------           ------

    Net deferred tax asset                        2,600            2,608
    Valuation allowance                               -           (2,608)
                                                 ------           ------
                                                 $2,600           $    -
                                                 ======           ======

        At April 30, 1998, the Company has net operating loss carryforwards of approximately $1.5 million which may be applied against future taxable income and which expire in fiscal years 2008 through 2011.

14.  Industry and Operations

        The Company is engaged in the manufacture and sale of precision time and frequency control products for defense and space for U.S. Government end-use and commercial communication and non-U.S. defense and space. As a result, the Company's operations have been classified into two business segments as follows (in thousands):

                                 1998             1997              1996
                                 ----             ----              ----
  Net sales:
     Commercial               $26,364           $ 19,612         $ 11,220
     U.S. Government            5,633              8,317           13,872
  Operating profit (loss):
     Commercial                 6,130              3,242            2,140
     U.S. Government           (4,522)             2,011            1,551
     Corporate                (10,713)            (2,578)          (2,644)
  Identifiable assets:
     Commercial                19,221             15,809           10,408
     U.S. Government            8,266             20,571           23,103
     Corporate                 55,414             38,486           35,259
  Depreciation:
     Commercial                   698                649              427
     U.S. Government              226                253              517
     Corporate                     19                 19               30
  Capital expenditures:
     Commercial                   693                600                3
     U.S. Government              123                271              327
     Corporate                    227                270                -


      Sales to Space Systems Loral ("SSL") and Motorola Corp. each exceeded 10% of the Company's consolidated sales for the year ended April 30, 1998. Collectively, these two companies accounted for approximately 49% of the Company's consolidated sales for the fiscal year. For the years ended April 30, 1997 and 1996, sales to Hughes Aircraft Company ("HAC") and SSL exceeded 10% individually and 51% and 39%, respectively, of the Company's consolidated sales for the same periods. During the three years ended April 30, 1998, sales to SSL and Motorola were for space applications and commercial communications, respectively, while sales to HAC were substantially all for U.S. Government end-use.

      Included in accounts receivable at April 30, 1998, are amounts due from SSL and Motorola that total 63% of total accounts receivable. At April 30, 1997, accounts receivable included amounts due from HAC and SSL comprising 60% of total accounts receivable.

      The loss by the Company of any one of these customers, except with respect to U.S. Government end-use business, would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and, except for the debarment discussed in Note 10, is not aware of any prospect for the cancellation or significant reduction of any of its commercial or U.S. Government contracts.

         Export sales were as follows (in thousands):

                          1998               1997             1996
                          ----               ----             ----
  Korea                 $1,881             $2,418           $1,858
  Italy                  1,427                876                9
  United Kingdom         1,003                519              871
  France                   855                690              225
  Other                    518              1,405            1,358
                        ------             ------           ------
                        $5,684             $5,908           $4,321
                        ======             ======           ======

15.  Interim Results (Unaudited)

        Quarterly results for fiscal years 1998 and 1997 are as follows (in thousands, except per share data):

                                                 1998 Quarter
                                   1st         2nd         3rd         4th
                                   ---         ---         ---         ---
  Net sales                      $7,301      $8,016      $8,033      $8,647
  Gross profit                    2,481       2,934         371         341
  Net earnings (loss)             1,398       1,633       2,380      (5,347)
  *Earnings (loss) per share
          Basic                   $0.19       $0.22       $0.32      ($0.71)
          Diluted                 $0.18       $0.21       $0.31      ($0.71)

           During the fourth quarter of fiscal 1998, the Company recorded an accrual of $8 million for the litigation settlement (Note 9- Subsequent
  Events) and wrote off or reserved against inventory related to certain government programs in the amount of $2.5 million.

                                                1997 Quarter
                                   1st         2nd         3rd         4th
                                   ---         ---         ---         ---
  Net sales                      $6,124      $6,576      $7,558      $7,671
  Gross profit                    2,237       2,395       2,720       2,502
  Net earnings                      939       1,210       1,342       1,372
  *Earnings per share
          Basic                   $0.14       $0.18       $0.19       $0.20
          Diluted                 $0.13       $0.17       $0.18       $0.19

          *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

           All per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% dividend, effective October 31, 1997.

16.  Other Information

         The following provides information about investing and financing activities of the Company that affect assets or liabilities but did not result in cash flow for the three years ended April 30, 1998, 1997 and 1996 and, therefore, are excluded from the Consolidated Statements of Cash Flows (in thousands):

                                                   1998      1997      1996
                                                   ----      ----      ----

  Declaration of cash dividend                  $   771      $746         -

  3-for-2 stock split in the form of a 50%
  stock dividend                                  3,003         -         -

  Proceeds from sale of LCA building
  Used to pay down construction loan              9,000         -         -

  REIT units received in connection
  with building sale                             12,000         -         -

  Sale of a building, classified as asset
  held for sale in 1995, for $2.3 million
  consisting of $500,000 in cash and a
  promissory note for $1.8 million.                   -         -    $1,800

  Write-off of fully depreciated fixed assets         -         -       543


                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

       Column A              Column B       Column C       Column D    Column E
       --------              --------       --------       --------    --------
                                           Additions
                                           ---------
      Description            Balance   Charged   Charged
                               at      to costs  to other             Balance at
                            beginning    and     accounts- Deductions   end of
                            of period  expenses  describe  -describe    period
                            ---------  --------  --------  ---------    ------

Year ended April 30, 1998
-------------------------
  Allowance for doubtful
  accounts                     $190        $49                  $49(a)      $190

  Inventory reserves           $350     $4,488               $3,438(b)    $1,400

Year ended April 30, 1997
-------------------------
  Allowance for doubtful
  accounts                     $483        $42                 $335(a)      $190

  Inventory reserves           $940                            $590(b)      $350

Year ended April 30, 1996
-------------------------
  Allowance for doubtful
  accounts                     $562       $580                 $659(a)      $483

  Inventory reserves           $524       $416                              $940

  (a)  Accounts written off
  (b)  Inventory disposed or written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           --------------------

         NONE



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Item 10(a) Directors of the Registrant
        This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 5, 1998.

Item 10(b) Executive Officers of the Registrant
         The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors. During fiscal 1994 certain officers had taken voluntary leaves of absence as discussed in Registrant's Form 8-K dated November 17, 1993. With the settlement of all criminal and civil litigation brought by the US government, such officers have resumed their positions with the Registrant.
     The names of all executive officers of Registrant and all positions and offices with the Registrant which they presently hold are as follows:

  Joseph P. Franklin  -   Chairman of the Board of Directors, Chief Executive
                          Officer, Chief Financial Officer.
  Martin B. Bloch     -   President, Chief Scientist and Director
  Marvin Meirs        -   Vice President, Engineering and Director
  Alfred Vulcan       -   Vice President, Systems Engineering
  Markus Hechler      -   Vice President, Manufacturing and Assistant Secretary
  Charles S. Stone    -   Vice President, Low Noise Development
  Leonard Martire     -   Vice President, Space Systems and Business Development
  Harry Newman        -   Secretary and Treasurer

         None of the officers and directors are related.

     Joseph P. Franklin, age 64, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors, Chief Executive Officer and has served as Chief Financial Officer since September 15, 1996. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

     Martin B. Bloch, age 62, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief
Scientist. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.
     Marvin Meirs, age 60, was employed by the Company in an engineering capacity from 1966 to 1972 and rejoined the Company in such capacity in 1973, serving as Vice President, Engineering since 1978.
     Alfred Vulcan, age 61, joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since 1978.
     Markus Hechler, age 52, joined the Company in 1967, and has served as its Vice President, Manufacturing since 1982, and as Assistant Secretary since 1978.
     Charles S. Stone, age 67, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.
     Leonard Martire, age 61, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Space Systems.
     Harry Newman, age 51, has been employed by the Company as Secretary and Treasurer since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 11.  Executive Compensation
--------  ----------------------
        This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 5, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
        This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 5, 1998.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
        This item is incorporated herein by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about October 5, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits

       The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

  (1) FINANCIAL STATEMENTS

      Included in Part II of this report:

                                                                     Page(s)

     Report of Independent Accountants                                 26

     Consolidated Balance Sheets
        April 30, 1998 and 1997                                       27-28

     Consolidated Statements of Operations
         -years ended April 30, 1998, 1997 and 1996                    29

     Consolidated Statements of Changes in Stockholders' Equity
        - years ended April 30, 1998, 1997 and 1996                    30

     Consolidated Statements of Cash Flows
        - years ended  April 30, 1998, 1997 and 1996                  31-32

     Notes to Consolidated Financial Statements                       33-50

  (2) FINANCIAL STATEMENT SCHEDULES

      Included in Part II of this report:

            Schedule II - Valuation and Qualifying Accounts             51

            Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

  (3) EXHIBITS
        Exhibit 10.12 - Contribution Agreement between Registrant
                        and Reckson Operating Partnership L.P.
                        dated January 6, 1998                           61
        Exhibit 10.13 - Lease Agreement between Registrant and
                        Reckson Operating Partnership L.P. dated
                        January 6, 1998                                110
        Exhibit 10.14 - Plea Agreement, Civil Settlement and
                        Related Documents dated June 19, 1998          164
        Exhibit 23.1  - Consent of Independent Accounts.               194

       The exhibits listed on the accompanying Index to Exhibits beginning on page 55 are filed as part of this annual report.

(b)        REPORTS ON FORM 8-K

       Registrant's Forms 8-K, dated February 24, 1998, containing disclosure under Item 5 thereof, was filed with the Securities and Exchange Commission during the quarter ended April 30, 1998. In addition, a Form 8-K dated June 19, 1998 containing disclosure under Item 5 thereof (litigation settlement) was filed with the Securities and Exchange Commission subsequent to year-end.

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

         Certain of the following  exhibits were filed with the  Securities  and
Exchange   Commission  as  exhibits,   numbered  as  indicated   below,  to  the
Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                 Exhibit No.
                                                                 as filed with
                                                                 Registration
Exhibit No.   Identifica-                                        Statement or
in this       tion per Reg.    Description                      report specified
Form 10-K     229.601(b)       of Exhibit                        below
---------     ----------       --------------------------        ---------------

       1          (3)          Copy of Certificate of
                               Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware (1)                         3.1

       2          (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware on March 27,                3.2
                               1981 (2)

       3          (3)          Copy of By-Laws of the
                               Registrant, as amended
                               to date (3)                             3.3

       4          (4)          Specimen of Common Stock
                               certificate (1)                         4.1

       5          (10)         Stock Bonus Plan of Registrant
                               and Trust Agreement
                               thereunder (4)                         10.2

       6          (10)         Employment agreement
                               between Registrant and
                               Martin B. Bloch (4)                    10.3

       7          (10)         Employment agreement
                               between Registrant and
                               Abraham Lazar (4)                      10.4

       8          (10)         Employment agreement
                               between Registrant and
                               John C. Ho (4)                         10.5

                                                                 Exhibit No.
                                                                 as filed with
                                                                 Registration
Exhibit No.   Identifica-                                        Statement or
in this       tion per Reg.    Description                      report specified
Form 10-K     229.601(b)       of Exhibit                        below
---------     ----------       --------------------------        ---------------

       9          (10)         Employment agreement
                               between Registrant and
                               Marvin Meirs (4)                       10.6

       10         (10)         Employment agreement
                               between Registrant and
                               Alfred Vulcan (4)                      10.7

       11         (10)         Employment agreement
                               between Registrant and
                               Harry Newman (4)                       10.8

       12         (10)         Employment agreement
                               between Registrant and
                               Marcus Hechler (4)                     10.9

       13         (10)         Form of stock escrow
                               agreement between Vincenti &
                               Schickler as escrow agent
                               and certain officers of
                               Registrant (4)                         10.10

       14         (10)         Form of Agreement concerning
                               Executive Compensation (2)             10.11

       15         (10)         Registrant's 1982 Incentive
                               Stock Option Plan (5)                  15

       16         (10)         Amendment dated April 19,
                               1981 to Stock Bonus Plan
                               of Registrant and Trust
                               Agreement (3)                          20.1

       17         (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with
                               Secretary of State of
                               Delaware on October 26,
                               1984 (6)                               17

       18         (10)         Registrant's 1984 Incentive
                               Stock Option Plan (6)                  18

                                                                 Exhibit No.
                                                                 as filed with
                                                                 Registration
Exhibit No.   Identifica-                                        Statement or
in this       tion per Reg.    Description                      report specified
Form 10-K     229.601(b)       of Exhibit                        below
---------     ----------       --------------------------        --------------

       19         (10)         Registrant's Cash or Deferral
                               Profit Sharing Plan and
                               Trust under Internal Revenue
                               Code Section 401,
                               dated April 1, 1985 (7)                19

       20         (10)         Computation of Earnings           Included in the
                               per Share of Common                Financial
                               Stock                              Statements

       21         (10)         Amendment Restated Effective
                               as of May 1, 1984 of the
                               Stock Bonus Plan and Trust
                               Agreement of Registrant (7)            21

       22         (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with the
                               Secretary of State of Delaware
                               on October 22, 1986 (8)                22

       23         (10)         Amendment Restated Effective
                               as of May 1, 1984 of the Stock
                               Bonus Plan and Trust Agreement
                               of Registrant (8)                      23

       24         (3)          Amended and Restated
                               Certificate of
                               Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware on
                               October 26, 1987 (10)                  24

       25         (22)         List of Subsidiaries
                               of Registrant (10)                     25

       26         (10)         Employment agreement
                               between Registrant and
                               Charles Stone (9)                      26

       27         (10)         Employment agreement
                               between Registrant and
                               Jerry Bloch (9)                        27

                                                                 Exhibit No.
                                                                 as filed with
                                                                 Registration
Exhibit No.   Identifica-                                        Statement or
in this       tion per Reg.    Description                      report specified
Form 10-K     229.601(b)       of Exhibit                        below
---------     ----------       --------------------------        --------------

       28         (10)         Registrant's 1987
                               Incentive Stock Option
                               Plan (9)                               28

       29         (10)         Registrant's Senior
                               Executive Stock Option
                               Plan (9)                               29

       30         (10)         Amendment dated Jan. 1, 1988
                               to Registrant's Cash or
                               Deferred Profit Sharing Plan
                               and Trust under Section 401
                               of Internal Revenue Code (9)           30

       31         (10)         Executive Incentive
                               Compensation Plan between
                               Registrant and various
                               employees (9)                          31

       32         (10)         Amended Certificate of In-
                               corporation of the Registrant
                               filed with the Secretary of
                               State of Delaware on
                               November 2, 1989 (10)                  32

       33         (10)         Registrant's Employee Stock
                               Option Plan (10)                       33

       34         (10)         Loan agreement between
                               Registrant and Nat West
                               Dated May 22, 1990 (10)                34

       35         (10)         Loan Agreement between
                               Registrant's Employee
                               Stock Ownership Plan and
                               Registrant dated
                               May 22, 1990 (10)                      35

       36         (23)         Consent of Independent
                               Accountants to incorporation
                               by reference of 1998 audit report
                               in Registrant's Form S-8
                               Registration Statement.                23.1

                                                                 Exhibit No.
                                                                 as filed with
                                                                 Registration
Exhibit No.   Identifica-                                        Statement or
in this       tion per Reg.    Description                      report specified
Form 10-K     229.601(b)       of Exhibit                        below
---------     ----------       --------------------------        --------------

       37         (10)         Registrant's 1997 Independent
                               Contractor Stock Option Plan (11       4.14

       38         (10)         Contribution Agreement between
                               Registrant and Reckson Operating
                               Partnership L.P. dated
                               January 6, 1998                       10.12

       39         (10)         Lease agreement between
                               Registrant and Reckson
                               Operating Partnership, L.P.
                               dated January 6, 1998                 10.13

       40         (10)         Plea Agreement, Civil Settlement
                               and Related Documents dated
                               June 19, 1998                         10.14

             NOTES:

             (1) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
             (2) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
             (3) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061 for the year ended April 30, 1981, which exhibit is incorporated herein by reference.
             (4) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-69527, which exhibit is incorporated herein by reference.
             (5) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1982, which exhibit is incorporated herein by reference.
             (6) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
             (7) Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
             (8) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
             (9) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.
             (10) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.
             (11) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-8, File No. 333-42233, which exhibit is incorporated herein by reference.
                            ------------------------

                                                                   Exhibit 10.12


                             CONTRIBUTION AGREEMENT





                           FREQUENCY ELECTRONICS, INC.
                           (the "Contributing Party")


                                       and


                       RECKSON OPERATING PARTNERSHIP L.P.
                               (the "Partnership")



                            For Premises located at:

                      51 and 55 Charles Lindbergh Boulevard
                               Uniondale, New York







                             Dated: December 2, 1997

                                TABLE OF CONTENTS

                                                                            Page

1.      DEFINITIONS                                                           1

2.      TRANSFER OF PROPERTY; CONSIDERATION                                   5

3.      INTENTIONALLY DELETED.                                                6

4.      MATTERS TO WHICH THE SALE IS SUBJECT                                  6

5.      OUTSTANDING INTEREST OR UNMARKETABLE TITLE                            7

6.      ADJUSTMENTS                                                           8

7.      CASUALTY                                                              9

8.      CONDEMNATION PENDING CLOSING                                         10

9.      THE CONTRIBUTING PARTY'S WARRANTIES AND REPRESENTATIONS              11

10.     THE CONTRIBUTING PARTY'S INSTRUMENTS AT CLOSING                      16

11.     PARTNERSHIP'S REPRESENTATIONS AND WARRANTIES                         18

12.     PARTNERSHIP'S INSTRUMENTS AT CLOSING                                 19

13.     CONTRACT PERIOD                                                      20

14.     BROKERAGE                                                            21

15.    CONDITIONS PRECEDENT TO PARTNERSHIP'S OBLIGATION TO CLOSE TITLE       21

16.     CLOSING                                                              22

17.    CONDITIONS PRECEDENT TO CONTRIBUTING PARTY'S OBLIGATION TO CLOSE TITLE23

18.     NOTICES                                                              23

19.     DEFAULT                                                              24

20.     ASSIGNMENT                                                           26

21.     CONSTRUCTION UNDER FREQUENCY LEASE                                   26

22.     COUNTERPARTS                                                         28

23.     FURTHER ASSURANCES                                                   28

24.     MISCELLANEOUS                                                        28

25.     ESCROW AGENT                                                         29

26.     ERNST & YOUNG LETTER                                                 31

27.     SALE OF PROPERTY                                                     31

28.     TAX CERTIORARI PROCEEDING                                            32

Exhibit A:      Description of the Leased Parcel

Exhibit B:      Description of the Leases

Exhibit C:      Partnership Agreement

Exhibit D:      Title Insurance Commitment

Exhibit E:      December Rent

Exhibit F:      Title Affidavit

Exhibit G:      Service Contract, Brokerage Agreements and other Contracts

Exhibit H:      Investor Questionnaire

Exhibit I:      Assignment and Assumption of Ground Lease

Exhibit J:      General Assignment

Exhibit K:      FIRPTA Certificate

Exhibit L:      Assignment and Assumption of Leases

Exhibit M:      Form of Tenant Estoppels

Exhibit N:      Registration Rights Agreement

Exhibit O:      Landlord Estoppel - Ground Lease

Exhibit P:     Lock-up Agreement

Exhibit Q:     Intentionally Deleted

Exhibit R:      Tax Certiorari

Exhibit S:     Ernst & Young Letter

Exhibit T:      List of Security Deposits and Delinquent Rent

Exhibit U:      Terms of the Escrow

Exhibit X:      Transfer Tax Indemnity

                             CONTRIBUTION AGREEMENT

        THIS CONTRIBUTION AGREEMENT (the "Agreement") made this 2nd day of December, 1997 by and between FREQUENCY ELECTRONICS, INC., having an address at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553 (hereinafter the "Contributing Party") and RECKSON OPERATING PARTNERSHIP, L.P., having an address at 225 Broadhollow Road, Melville, New York 11747-0983 (hereinafter, the "Partnership").

                                W I T N E S S E T H:

        For and in consideration of the mutual covenants and agreements herein contained, the Contributing Party agrees to transfer and convey to the Partnership all of the Contributing Party's right, title and interest in those certain parcels of land located in the Town of Uniondale, New York, as more particularly described on Exhibit A attached hereto (collectively, the "Leased Parcel"), including, without limitation, all of the Contributing Party's right, title and interest in the Ground Lease (as hereinafter defined) and the Partnership agrees to accept such right, title and interest, subject to the terms and conditions hereof, together with the buildings and improvements thereon erected, and the Contributing Party's Other Interests (as hereinafter defined), all of which, together with the Leased Parcel are hereinafter defined collectively as the "Property".

        The Contributing Party and the Partnership further agree as follows:

         1.      DEFINITIONS

For the purposes of this Agreement, the following definitions shall apply:

        1.1 "Business Day" shall mean any day other than a Saturday, Sunday or State of New York or federal legal holiday.

        1.2  The   "Closing"   shall  mean  the  closing  of  the   transactions
contemplated by this Agreement.

        1.3 The "Closing Date" shall be the date the Contributing Party's interest in the Ground Lease is assigned to the Partnership in accordance with the terms and conditions of this Agreement.

        1.4     The "Consideration" shall have the meaning set forth in  Section
 2.1 hereof.

        1.5 The "Contract Period" shall mean the period commencing on the date of this Agreement until the Closing Date.

        1.6 The "Contributing Party's Other Interests" shall be all of the Contributing Party's interests in and to the Property (including fixtures appurtenant to the Property), or appertaining thereto, together with all the singular tenements, hereditaments and appurtenances thereunto belonging or in any wise appertaining, including without limitation:

                           a)      All of the right,  title  and interest of the
Contributing Party in and to the Ground Lease and any easements, grants of right or other agreements affecting the Property, or comprising the "Permitted Encumbrances" (as hereinafter defined), including any structures or improvements erected pursuant to such easements, grants of right or other agreements, whether or not situate upon the Leased Parcel.

                           b)      All of the right, title and interest, if any,
of the Contributing Party in and to any land lying in the bed of any street, road or avenue opened or proposed in front of or adjoining the Leased
Parcel to the center line thereof and all right, title and interest of the Contributing Party in and to any award to be made in lieu thereof and in and to any unpaid award for damages to said premises by reason of change of grade of any street; all real estate tax refunds with respect to the Property (which real estate tax refunds are subject to adjustment in accordance with Section 6 hereof);and the Contributing Party shall execute and deliver tothe Partnership on closing of title or thereafter on demand all proper instruments for the conveyance of such title and the assignment and collection of any such award.

                           c)      All  of  the   rights  and  interest  of  the
Contributing Party in and to any lease,license or other like agreement affecting the Property, including, without limitation, the Lockheed Lease, the National Health Laboratory Lease and the Frequency Lease, and to any deposits or securities held by the Contributing Party in connection therewith at the Closing of title hereunder.

                           d)      All  of  the  rights  and  interest  of   the
Contributing Party in and to all permits, licenses, guaranties, warranties and approvals of whatsoever nature affecting theProperty orany improvements thereon.

        1.7 The "Deposit" shall mean those amounts paid by the Partnership pursuant to subsection 2.3 of this Agreement together with all interest earned thereon.

        1.8 The "Environmental Laws" mean all federal, state and local laws, regulations, rules and ordinances relating to pollution or protection of the environment, enforceable against the Property or the Contributing Party including, without limitation, laws relating to releases or threatened releases of hazardous substances, oils, pollutants or contaminants into the indoor or outdoor environment (including, without limitation, ambient air, surface water, groundwater, land, surface and subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, release, transport or handling of hazardous substances, oils, pollutants or contaminants expressly intending to include without limitation asbestos.

        1.9 "FEI Realty Leases" shall mean, collectively, the Agreement of Sublease dated December 27, 1990 between the Contributing Party, as landlord, and Fei Realty Corp., as tenant, and the Agreement of Sublease dated December 27, 1990 between Fei Realty Corp., as landlord, and Frequency Properties Corp., as tenant.

        1.10 The "Frequency Lease" shall mean the lease to be executed on or prior to the Closing Date between the Partnership, as landlord and contract vendee, and the Contributing Party, as tenant, with respect to all of the premises located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York not leased pursuant to the Lockheed Lease, which Frequency Lease will contain approximately 91,027 square feet of space.

        1.11 "Ground Lease" shall mean the Lease Agreement dated February 24, 1981 between the County of Nassau, as landlord, and the Contributing Party, as tenant, with respect to the Property.

        1.12 The "Initial Escrowed Units" shall be equal to 513,259 Units (which was derived by dividing $23.38 into $12,000,000) minus the Initial Free Units.

        1.13 "Initial Free Units" shall be equal to $12,000,000 divided by the Weighted Average Closing Price, provided, however that in no event shall the Initial Free Units exceed 513,259 Units.

        1.14    The "Investor Questionnaire" shall have the meaning set forth in
Section 9.14 hereof.

        1.15 The "Leases" shall mean the National Health Laboratory Lease and the other leases, if any, set forth on Exhibit B attached.

        1.16    "Lockheed" shall mean Lockheed Martin Corporation of Maryland.

        1.17 "Lockheed Lease" shall mean the lease to be entered into on or prior to the Closing between the Partnership, as landlord and contract vendee, and Lockheed, as tenant, with respect to approximately 123,000 square feet of space located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York.

        1.18 "Lock-up Agreement" shall have the meaning set forth in Section 10.1(m) hereof.

        1.19 "NHLI" shall mean National Health Laboratories Incorporated.

        1.20    "NHLI Amendment" shall have the meaning  set  forth  in  Section
 13.7 hereof.

        1.21 "National Health Laboratory Lease" shall mean that certain Restated Agreement of Sublease dated August 1, 1991 between the Frequency Properties Corp., as landlord, and NHLI, as tenant, with respect to the premises located at 51 Charles Lindbergh Boulevard, Mitchel field, New York.

        1.22 The term "Net Cost of Title Examination" shall mean the expense actually incurred by the Partnership for title examination without the issuance of a policy, but in no event however to exceed the net amount customarily charged by a title company in Nassau County, State of New York for title examination.

        1.23 "NYSE" shall mean the New York Stock Exchange.

        1.24 The "Partnership Agreement" shall mean the limited partnership agreement of the Partnership dated June 2, 1995, a copy of which is attached hereto as Exhibit C.

        1.25  The  "Permitted   Encumbrances"   shall  be  those   restrictions,
covenants, agreements, easements, matters and things of record affecting title to the Property designated as "Permitted Exceptions" on the Title Commitment.

        1.26 The "Real Estate Taxes" shall mean real estate taxes and any general or special assessments (exclusive of penalties and interest thereon, all of which are to be paid at or prior to Closing by the Contributing Party) imposed upon the Property, including but not limited to any general or special assessments of any governmental or municipal authority or tax district, including, without limitation, any assessments levied for public benefits to the Property. Annual assessments are to be apportioned as of Closing pursuant to local custom.

        1.27 "Registration Rights Agreement" shall mean the registration rights agreement in the form of Exhibit N attached hereto.

        1.28 "REIT" shall mean Reckson Associates Realty Corp., a real estate investment trust organized in the State of Maryland.

        1.29 "REIT Common Stock" shall mean the common stock in the REIT that is listed on the NYSE.

        1.30 "Rents" shall mean all minimum rent and additional rent payable by the Tenants under the Leases.

        1.31 "Tenants" shall mean all of the tenants listed on Exhibit B attached hereto and, upon execution of the Lockheed Lease and the Frequency Lease, Lockheed and the Contributing Party, respectively.

        1.32    "Termination Agreement" shall have  the  meaning  set  forth  in
Section 13.6 hereof.

        1.33 "Title Commitment" shall have the meaning set forth in Section 5 hereof.

        1.34 "Title Insurer" shall have the meaning set forth in Section 5 hereof.

        1.35 "Units" shall mean limited partnership units in the Partnership.

        1.36 "Weighted Average Closing Price" shall mean a fraction, the numerator of which is, for each of the trading days within 30 days immediately prior to the day which is one Business Day prior to the Closing Date, the product of the closing price as reported on the NYSE for a share of REIT Common Stock on a particular Business Day multiplied by the number of shares traded on such Business Day and the denominator of which is equal to the number of shares traded during such 30 day period.

         2.      TRANSFER OF PROPERTY; CONSIDERATION

        2.1 The Contributing Party agrees to transfer and convey to the Partnership, and the Partnership agrees to purchase and acquire from the Contributing Party, subject to and in accordance with the terms, provisions, covenants and conditions more particularly set forth in this Agreement, all of the Contributing Party's right, title and interest in and to the Property and the Partnership shall deliver to the Contributing Party the Consideration subject to the terms and provisions hereof providing for adjustments to the Consideration. For purposes of this Agreement, the "Consideration" to be paid by the Partnership to the Contributing Party for the Property is $27,586,580.00] (of which $12,000,000 is allocated to the land referred to as "Parcel A" on Exhibit A attached and $15,586,580) is allocated to the land referred to as "Parcel B" on Exhibit A attached) to be payable as follows:

        (a) Cash in the amount of $15,586,580 (less any adjustments to the Consideration), which cash shall be paid to the Contributing Party (or its designee) by wire transfer and

        (b) 513,259 Units, of which an amount equal to the Initial Escrowed Units shall be held in escrow by the Partnership. During the time that the Partnership holds any Initial Escrowed Units in escrow, all distributions (including dividends) relating to such Initial Escrowed Units shall be distributed to the Contributing Party. The Initial Escrowed Units shall be released from escrow to the Contributing Party or relinquished to the Partnership for retirement, as the case may be, in accordance with Exhibit U attached hereto.

        2.2 The quarterly distribution payable with respect to the quarter in which the Closing occurs shall be pro-rated and paid to the Contributing Party when the quarterly distribution is made by the Partnership, provided, however, that the Contributing Party shall only be entitled to its pro-rated share of such distribution if the Contributing Party is the owner of the Units on the Record Date applicable to such distribution.

        2.3 Simultaneous with the execution of this Agreement, the Partnership has deposited the sum of ONE MILLION DOLLARS ($1,000,000), by certified check or wire transfer with the Escrow Agent pursuant to Article 25 hereof. On the Closing Date, such $1,000,000, together with any interest earned thereon, shall be delivered to the Contributing Party to the extent of the cash it is entitled to receive under Section 2.1 (b) above. On the Closing Date, the Partnership shall receive the Deposit to the extent it exceeds the amount of cash the Contributing Party is entitled to receive under Section 2.1(b) above.


         3.      INTENTIONALLY DELETED.

         4.      MATTERS TO WHICH THE SALE IS SUBJECT

The Contributing Party shall assign and convey or cause to be assigned and conveyed to the Partnership good and marketable leasehold title to the Property free and clear of any and all mortgages, liens, leases, encumbrances and easements, except:

        4.1 All taxes, water meter and water charges and sewer rents, accrued or unaccrued, fixed or not fixed, becoming due and payable after the Closing Date.

        4.2 All zoning laws and building ordinances, resolutions, regulations and orders of all boards, bureaus, commissions and bodies of any municipal, county, state or federal government.

        4.3     The Permitted Encumbrances.

         5.      OUTSTANDING INTEREST OR UNMARKETABLE TITLE

Attached hereto as Exhibit D is a title insurance commitment (the "Title Commitment") from Commonwealth Land Title Insurance Company ("Title Insurer"). As a condition to the Closing, at the Partnership's expense, the Contributing Party shall cause the Title Insurer to issue a leasehold policy at the Closing to the Partnership insuring title to the Property as set forth in Exhibit D. The Contributing Party agrees to discharge any existing lien or encumbrance shown on the Title Commitment which can be discharged by the payment of money by the Contributing Party.

If at the Closing it should appear that the Property is affected by any outstanding interest or questions of title which the Partnership is not obliged to take subject to in accordance with the terms of this Agreement (i.e. the Permitted Encumbrances), and if such interest or question of title may, according to reasonable expectations, be removed as an objection to title within one (1) month from the scheduled Closing Date (i.e. December 23, 1997), the Contributing Party may adjourn the Closing Date for a period not exceeding one
(1) month for such purpose. If the Property shall be affected by any lien or encumbrance which is not disclosed on the Title Commitment and which may be discharged by the payment of an ascertainable amount of money, then it shall be the Contributing Party's obligation to discharge such lien or encumbrance, and the Contributing Party shall be entitled to a reasonable adjournment from the scheduled Closing Date (i.e. December 23, 1997) not to exceed one (1) month to accomplish the discharge thereof; further, subject to the reasonable approval of the Partnership and the Title Insurer, the Contributing Party shall have the right to (i) bond or escrow for such lien or encumbrance if same is not readily dischargeable or (ii) cause the Title Insurer to insure over the lien or encumbrance. If after any applicable adjournment, the Contributing Party shall be unable to convey the Property subject to and in accordance with the provisions of this Agreement, the Partnership shall have the right to waive the defect in title and accept such title as the Contributing Party can convey without a reduction in the Consideration or terminate this Agreement by written notice to the Contributing Party whereupon the Deposit shall be immediately returned to the Partnership and the parties shall have no further rights or obligations hereunder, except, that the Contributing Party shall reimburse the Partnership for its Net Cost of Title Examination and its other out-of-pocket due diligence costs (which out-of-pocket due diligence costs shall not exceed $25,000). Notwithstanding anything in this Article to the contrary, the Contributing Party shall in all events be obligated to cure and/or discharge (i) all mortgages and other monetary liens set forth in the Title Commitment or otherwise affecting the Property, provided, however that the Contributing Party's liability with respect to monetary liens not disclosed on the Title Commitment shall be limited to $500,000 and (ii) all voluntary (i.e., arising from the Contributing Party's act or failure to act) outstanding encumbrances which, after the date hereof, encumber the Property, provided, that if the Contributing Party fails to cure and/or discharge such liens and encumbrances, then the Partnership may, in its sole and absolute discretion, cure and/or discharge such liens and encumbrances in which case the Consideration shall be decreased by the amount of money expended by the Partnership to cure and/or discharge such liens and encumbrances.

         6.      ADJUSTMENTS

        6.1 All items of income and expense relating to the Property, including the following, shall be apportioned between the parties as of midnight of the day immediately preceding the Closing Date so that the Contributing Party shall be charged with and have the benefit of such items accrued through the day immediately preceding the Closing Date, and the Partnership shall be charged with or have the benefit of such items from and after the Closing Date:

                           a)      Rents - (i)if Rent has been paid with respect
to the month in which the Closing occurs, the Partnership shall receive a credit to the Purchase Price in the amount of its share of such Rent,(ii) if Rent has not yet been paid with respect to the month in which the Closing occurs, there shall be no credit to the Purchase Price and the Partnership shall deliver tothe Contributing Party its share of such Rent when and if (x) such Rent is paid to the Partnership and (y) there are no other arrearages in Rent and (iii) if there are any arrearages in Rent, there shall be no credit to the Purchase Price and all Rents thereafter received shall be applied, after all Rents then due and payable after the Closing Date have been paid in full, first,to arrearages relating to the month in which the Closing occurs and second to arrearages relating to the period prior to the Closing.

                           b)      Real Estate Taxes (and all  refunds  of  Real
Estate Taxes from any governmental authority), sewer and vault rents, charges and license fees, and water meter and frontage charges.If the Closing Date shall occur before the tax rate is fixed, the apportionment of taxes shall be upon the basis of the tax rate for the next preceding year applied for the latest assessed valuation and adjusted when the final tax rate is fixed. Any annual assessments are to be prorated as of Closing pursuant to local custom.

                (c) The service contracts, if any, set forth in Exhibit G hereto.

                (d) The provisions of this SectionE6 shall survive the Closing.

         7.      CASUALTY

                           a)      If, on or prior to  the  date of the Closing,
all or a "material part" (as defined below) of the Property shall be damaged or destroyed by fire or other casualty, then, in any such event,the Partnership may, at its option, either (i) cancel this Agreement, whereupon subject to
Article 25, the Deposit shall be returned to the Partnership and the parties hereto shall be released of all obligations and liabilities of whatsoever nature in connection with this Agreement, or (ii) proceed to close the transactions contemplated by this Agreement, in which event all of the provisions of subsection 7(b)(i) and subsection 7(b)(ii) below shall apply.

                           b)      If, on or prior to the date  of  the Closing,
less than a material part of the Property shall be destroyed or damaged by fire or other casualty the Partnership shall nevertheless close title to the Property pursuant to all the terms and conditions of this Agreement, subject to the following: (i) the Contributing Party shall not (a) adjust and settle any insurance claims, or (b) enter into any construction or other contract for the repair or restoration of the Property without the Partnership's prior written consent, which consent shall not be unreasonably withheld or delayed, and (ii) at the Closing, the Contributing Party shall (1) pay over to the Partnership the amount of any insurance proceeds relating to the Property, to the extent collected by the Contributing Party in connection with such casualty, less the amount of the actual expenses incurred by the Contributing Party in making repairs to the Property occasioned by such casualty pursuant to any contract (provided that such contract was reasonably approved by the Partnership as required by this Section), (2) assign to the Partnership all of the Contributing Party's right, title and interest in and to any insurance proceeds relating to the Property that are uncollected at the time of the Closing and that may be paid in respect of such casualty subject to the payment of the Consideration by the Partnership to the Contributing Party, and (3) pay to the Partnership the amount of any policy deductibles pursuant to the insurance policies maintained by the Contributing Party (as opposed to insurance or self-insurance maintained by tenants of the Property). The
Contributing Party shall reasonably cooperate with the Partnership in the collection of such proceeds, which obligation shall survive the Closing.

                           c)      For the purpose of this Section,  the  phrase
"a material part" of the Property shall mean that (i) the cost of repair or restoration is estimated by a reputable contractor selected by the Contributing Party and reasonably satisfactory to the Partnership, to be in excess of Two-Hundred and Fifty Thousand and 00/100 Dollars, (ii) the length of time required for the repair or restoration is estimated by a reputable contractor selected by the Contributing Party and reasonably satisfactory to the Partnership, to be in excess of three (3) months or (iii)Eany Tenant shall have the right to cancel its Lease as a result of such casualty.

         8.      CONDEMNATION PENDING CLOSING

        8.1 If prior to the Closing Date condemnation or eminent domain proceedings shall be commenced by any competent public authority against the Property or any part thereof, the Contributing Party shall promptly give the Partnership written notice thereof. After notice of the commencement of any such proceedings (from the Contributing Party or otherwise) and in the event that the taking of such property is Material (as hereinafter defined), the Partnership shall have the right (i) to accept title to the Property subject to the proceedings, and pay to the Contributing Party the full Consideration, whereupon any award payable to the Contributing Party shall be paid to the Partnership and the Contributing Party shall deliver to the Partnership at the Closing all assignments and other documents reasonably requested by the Partnership to vest such award in the Partnership, or (ii) to rescind this Agreement and upon the return of the Deposit, this Agreement shall be null and void and neither party will have any further obligations hereunder. A taking shall be deemed to be Material if said taking would either (i) materially interfere with the use and operation of the Property for the contemplated use thereof (as reasonably determined by the Partnership), or (ii) reduce the estimated value of the Property (as reasonably determined by an appraiser chosen by the Partnership and reasonably satisfactory to the Contributing Party) by $150,000 or more or
(iii)Eany Tenant shall have the right to cancel its Lease as a result of such condemnation.

        8.2 In the event of a non-Material taking of any part of the Property, the Partnership shall accept the Property subject to the proceedings, whereupon any award payable to the Contributing Party shall be paid to the Partnership and the Contributing Party shall deliver to the Partnership at the Closing all assignments and other documents reasonably requested by the Partnership to vest such award in the Partnership.

         9.      THE CONTRIBUTING PARTY'S WARRANTIES AND REPRESENTATIONS

To induce the Partnership to enter into this Agreement and to purchase the Property from the Contributing Party, the Contributing Party makes the following representations, all of which the Contributing Party represents are true in all material respects as of the date hereof and shall be true in all material respects as of the Closing Date and shall be deemed remade as of that date:

        9.1 The Contributing Party owns a valid leasehold interest in the Property pursuant to the Ground Lease, subject to only those matters set forth in Section 4 of this Agreement.

        9.2 a) The execution, delivery and performance of this Agreement and consummation of the transaction hereby contemplated in accordance with the terms of this Agreement will not violate any contract, agreement, commitment, order, judgment or decree to which the Contributing Party is a party or by which it or the Property is bound.


                           b)      The Contributing Party has  the  full  right,
power and authority to sell and convey the Property to the Partnership as provided herein and to carry out its obligations hereunder and shall deliver reasonable proof of same to the Partnership at Closing.

                           c)      Upon execution, this Agreement shall be   the
valid and binding obligation of the Contributing Party,enforceable in accordance with the terms hereof.

        9.3 There is no pending written request, application or consent by or on behalf of the Contributing Party for any zoning change or variance with respect to the Property.
        9.4 The Contributing Party has received no notice of, and the Contributing Party has no actual knowledge of any, violation of any applicable federal, state or local law and there are no pending or threatened appeals, revocations or suspensions of any permits, approvals or consents relating to the current use or proposed use of the Property.

        9.5(a The Contributing Party has heretofore delivered to the Partnership true and complete copies of all environmental studies in the Contributing Party's possession relating to the Property.

                           b)      There is no civil, criminal or administrative
action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter pending relating to the Contributing Party, the Property or, to the best knowledge of the Contributing Party, threatened against the Contributing Party or the Property relating in any way to the Environmental Laws or any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

                           c)      The Contributing  Party  has  not,  and   the
Contributing Party has no actual knowledge of any other person who has,released, buried or dumped any hazardous substances, oils, pollutants or contaminants or any other wastes produced by, or resulting from, any business, commercial, or industrial activities, operations or processes on, beneath or adjacent to the Property except for inventories of such substances to be used, and wastes generated therefrom, in the ordinarycourse of business of the Tenants (and the Contributing Party has no actual knowledge that such inventories and wastes are not being stored or disposed of in accordance with applicable laws and regulations).

        9.6 There are no existing or pending litigation, claims, condemnations or sales in lieu thereof with respect to any aspect of the Property nor, to the actual knowledge of the Contributing Party, have any actions, suits, condemnations, proceedings or claims been threatened or asserted.

        9.7 Except for the Leases, there are no outstanding leases, subleases or any other type of possession agreement affecting any portion of the Property (except for the Fei Realty Leases which will be terminated on or prior to Closing and except for the sublease between the Contributing Party, as tenant under the Frequency Lease, and American Financial, Inc.).

        9.8 The  Contributing  Party is not a  "foreign  person"  as  defined in
Section 1445 of the Internal Revenue Code of 1986, as amended, and the income tax regulations thereunder.

        9.9 There is no action, suit or proceeding pending or, to the Contributing Party's actual knowledge, threatened against the Property or any portion thereof, or relating to or arising out of the ownership, management or operation of the Property, in any court or before any federal, state or municipal department, commission, board, bureau or other governmental instrumentality. The Contributing Party is pursuing a tax certiorari proceeding with respect to the Property and true and correct copies of the papers filed in such proceeding have been delivered to the Partnership.

        9.10 The Leases are in full force and effect and have not been modified or amended in any way. To the best of the Contributing Party's knowledge, the Contributing Party is not in default of any of its obligations under the Leases. The Contributing Party has not received any notice or claim from any Tenant stating that the Contributing Party is in default of any Lease. Except as set forth in Exhibit T attached, none of the Tenants are in default in the payment of rent and, to the Contributing Party's knowledge, none of the Tenants are in default in any of their other respective obligations under the Leases and no event has occurred which with notice or the passage of time or both would create a default by any of the Tenants under the Leases. All brokerage fees have been paid with respect to the Leases and no brokerage fees will be due upon any renewal or extension of the Leases. The rent due and owing under the National Health Laboratory Lease for the month of December 1997 is set forth in Exhibit E attached. The Contributing Party is in possession of all of the security deposits required by the Leases (which security deposits are listed in Exhibit T attached) and none of such security deposits are in the form of letters of credit.

        9.11    Intentionally Deleted.

        9.12 Attached hereto as Exhibit G is a list of service contracts, brokerage agreements, employment contracts and other contracts which affect the Property and shall remain in effect after the Closing. All of the service contracts which are set forth on Exhibit G are cancellable upon thirty (30) days prior notice. All service contracts, brokerage agreements and other contracts which affect the Property and are not listed on Exhibit G shall be terminated on or prior to the Closing Date.

        9.13 The Ground Lease is in full force and effect and has not been amended or modified in any respect. The Contributing Party is not in default of any of its obligations under the Ground Lease and no event has occurred which with notice or the passage of time or both would create a default by the Contributing Party under the Ground Lease.

        9.14 a) Upon the issuance of Units to the Contributing Party, the Contributing Party shall become subject to, and shall be bound by, the terms and provisions of the Partnership Agreement, including the terms of any power of attorney contained therein, as the Partnership Agreement may be amended from time to time in accordance with its terms.

                           b)      The Contributing Party understands the  risks
of, and other considerations relating to, the acquisition of the Units. The Contributing Party, by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to its investment in the Units, (i) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type that it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (ii) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interests and (iii) is capable of bearing the economic risk of such investment. If the Contributing Party retained a person to represent or advise it with respect to the investment in Units that may be made hereby then, at the Partnership's request, the Contributing Party shall, prior to or at the Closing Date, (i) acknowledge in writing such representation and (ii) cause such representative or advisor to deliver a certificate to the Partnership containing such representations as are reasonably requested by the Partnership.

                           c)      The Contributing Party  understands  that  an
investment in the Partnership involves substantial risks. The Contributing Party has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership and has been furnished with materials relating to the Partnership and its proposed activities (including, but not limited to, the prospectus dated March 6, 1997 of the REIT, the Form 10-K of the REIT for the year ended December 31, 1996, the Form 10-Q of the REIT for the quarter ended September 30, 1997 and all reports subsequently filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Act of 1934). The Contributing Party has been afforded the opportunity to obtain any additional information deemed necessary by the Contributing Party to verify the accuracy of any representations made or information conveyed to the Contributing Party. The Contributing Party confirms that all documents, records, and books pertaining to its investment in the Partnership and requested by the Contributing Party have been made available or delivered to the Contributing Party. The Contributing Party has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of this investment.

                           d)      The Units to be issued  to  the  Contributing
Party will be acquired by the Contributing Party for its own account for investment only and not with a view to, or with any intention of,a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to the Contributing Party's right (subject to the terms of the Units) at all times to sell or otherwise dispose of all or any part of its Units under an exemption from such registration available under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. The Contributing Party was not formed for the specific purpose of acquiring an interest in the Partnership.

                           e)      The Contributing  Party acknowledges that (i)
the Units to be issued to the Contributing Party have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Units are represented by certificates, such certificates will bear a legend to such effect, (ii) the REIT's and the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations and warranties of the Contributing Party contained herein, (iii)such Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available, (iv) there is no public market for such Units, and (v) the Partnership has no obligation or intention to register such Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registrationrequirements of such laws.The Contributing Party hereby acknowledges that because of the restrictions on transfer or assignment of such Units to be issued hereunder which are set forth in the Partnership Agreement and the Lock-up Agreement, the Contributing Party may have to bear the economic risk of holdingthe Units for an indefinite period of time, although (i) under the terms of the Lock-up Agreement, the Contributing Party will agree, during the one year period following the Closing Date, not to present the Units for redemption pursuant to the Partnership Agreement or otherwise to sell, transfer, exchange, pledge or dispose of Units without the express written consentofthe Partnership, provided, however, the Contributing Party shall execute an indemnity agreement in favor of the Partnership in the form of Exhibit X attached hereto with respect to any New York State transfer taxes which may be payable as result of the Units being converted into REIT Common Stock prior to the second anniversary of the Closing Date, provided, further that the Contributing Party shall, from and after the Closing, have the right to pledge the Units, subject to the one year restriction set forth above with respect to redemption to an institutional lender reasonably acceptable to the Partnership and (ii) under the terms of the Registration Rights Agreement, the holder of any such Common Stock issued upon a presentation of Units for redemption will be afforded certain rights to have such Common Stock registered for resale under the Securities Act or applicable state securities laws.

                           f)      The information  set  forth  in  the investor
questionnaire a form of which is attached  hereto as  Exhibit  H (the  "Investor
Questionnaire") which has been completed and executed by the Contributing Party and delivered to the Partnership on the date hereof is true, correct and complete.

All representations, warranties and covenants of the Contributing Party contained in this Agreement or in any affidavit or other document delivered in connection herewith shall be true and correct in all material respects at Closing and shall survive the Closing but any action based thereon must be commenced within one (1) year of Closing (except there shall be no time limitation on the representations set forth in Section 9.14 hereof).

         10.      THE CONTRIBUTING PARTY'S INSTRUMENTS AT CLOSING

        10.1 The Contributing Party shall execute, or where applicable, cause the following to be delivered to the Partnership on the Closing Date (unless an item is waived by the Partnership in its sole and absolute discretion):

                           a)      an assignment and assumption of ground  lease
in the form of Exhibit I hereto; and

                           b)      assignments or other instruments inrecordable
form transferring and assigning to the Partnership the Contributing Party's interest in all permits and approvals pertaining to the Property, all service contracts and all of the Contributing Party's Other Interests in and to the Property in the form of Exhibit J hereto; and

                           c)      all such reasonable and customary  affidavits
of title as may be reasonably required by the Title Insurer; and

                           d)      a certificate  from  the  Contributing  Party
stating that all representations and warranties made by the Contributing Party in this Agreement are true in all material respects as of the Closing Date as if made on such date; and

                           e)      duly  executed  New  York  State  real estate
transfer tax forms for the Property. The Contributing Party shall at Closing pay all real estate transfer and conveyance taxes payable to the appropriate state and/or local governmental and/or municipal authorities. The Partnership shall bear the expense of recording the assignment and assumption of ground lease; and

                           f)      a duly executed affidavit as may  be required
pursuant to Section 1445 of the Internal Revenue Code in the form of Exhibit K hereto; and

                           g)      assignments and assumptions of the Leases  in
the form of Exhibit L attached; and

                           h)      The Partnership shall  receive  a  credit  at
Closing for the security deposit with respect to the Leases; and

                           i)      estoppel letters from each ofthe Tenants each
dated within 15 days of the Closing Date in a form substantially similar to that attached hereto as Exhibit M (provided the estoppels shall not include any monetary or material non-monetary defaults by the tenants or the Contributing Party); and

                           j)      letter to the Tenants directing all  payments
due from and after the Closing to be made to the Partnership; and

                           k)      the plans with respect  to  the  buildings on
the Property to the extent in the Contributing Party's possession; and

                           l)      an estoppel letter from  the  landlord  under
the Ground Lease in a form substantially similar to that attached hereto as Exhibit O, provided, however, that subsequent to Closing the Partnership shall cooperate with the Contributing Party in attempting to release the Contributing Party from any guaranty required by the lessor under the Ground Lease, provided further,that the Contributing Party shall not be in default under this Agreement if, after using diligent efforts, the Contributing Party is unable to deliver such estoppel at Closing (it being understood that the Partnership shall not be obligated to close the transaction contemplated by this Agreement without such estoppel); and

                           m)      a lock-up agreement (the "Lock-up Agreement")
in the form attached hereto as Exhibit P attached; and

                           n)      the Investor Questionnaire; and

                           o)      an indemnity agreement in the form of Exhibit
X attached hereto; and

                           p)      the title affidavit in the form of  Exhibit F
attached hereto; and

                           q)      intentionally deleted; and

                           r)      the Termination Agreement; and

                           s)      the NHLI Amendment; and

                           t)      the Frequency Lease; and

                           u)      the Registration Rights Agreement; and

                           v)      such other documents, instruments,resolutions
and other material reasonably requested by the Partnership as may be necessary to effect the transfer of title hereunder or as may be reasonably requested by the Title Insurer, including, without limitation, customary title affidavits.

         11.      PARTNERSHIP'S REPRESENTATIONS AND WARRANTIES

To induce the Contributing Party to enter into this Agreement, the Partnership makes the following representations, all of which the Partnership represents are true in all material respects as of the date hereof and shall be true in all material respects as of the Closing Date and shall be deemed to be made as of that date.

                           a)      The Partnership is and at the Closing shallbe
a limited partnership duly organized and validly existing and in good standing under the laws of the State of Delaware with full power and authority to own and purchase the Property and to take all actions required by this Agreement.

                           b)      The execution, delivery  and  performance  of
this Agreement and consummation of the transaction hereby contemplated in accordance with the terms of this Agreement will not violate the partnership agreement of the Partnership or any contract, agreement, commitment, order, judgment or decree to which Partnership is a party or by which it is bound, and no consent of any other party is required.

                           c)      The party or parties executing this Agreement
on behalf of the Partnership have been duly authorized and are empowered to bind the Partnership to this Agreement and to take all actions required by this Agreement.

                           d)      Upon execution, this Agreement shall  be  the
binding obligation of the Partnership, enforceable in accordance with the terms hereof.

                           e)      No action, suit or proceeding is pending  or,
to the best of the Partnership's knowledge, threatened against the Partnership which would materially affect the Partnership's ability to fully perform its obligations pursuant to this Agreement.

                           f)        The REIT is the sole general partner of the
 Partnership.

                           g)        The Partnership is in receipt of the   most
recent Form 10-K of the Contributing Party.

All representations, warranties and covenants of the Partnership contained in this Agreement or in any affidavit or other document delivered in connection herewith shall be true and correct in all material respects at Closing and shall survive the Closing for one (1) year.

         12.      PARTNERSHIP'S INSTRUMENTS AT CLOSING

On the Closing Date, the Partnership shall deliver the Consideration to the Contributing Party. Additionally, on the Closing Date, the Partnership shall execute and deliver to the Contributing Party the following (unless an item is waived by the Contributing Party in its sole and absolute discretion):

                           a)      a certificate of an officer ofthe Partnership
stating that all representations and warranties made by Partnership in this Agreement are true as of the Closing Date as if made on such date;

                           b)      the  assignment  and  assumption    agreement
referred to in subsections 10.1(a) and 10.1(p) hereof;

                           c)      the Registration Rights Agreement;

                           d)      the Frequency Lease;

                           e)      such other documents, instruments,resolutions
and other material necessary to effect the   transfer   of title  hereunder  and
reasonably  requested  by the Contributing Party or the Title Insurer.

         13.      CONTRACT PERIOD

        13.1 Throughout the Contract Period, the Contributing Party shall continue to operate the Property in the same manner as it is currently being operated by the Contributing Party. The Contributing Party shall maintain replacement cost casualty insurance throughout the Contract Period. During the Contract Period, the Contributing Party shall not enter into any new lease agreement, or amend, modify, extend or terminate any Lease, or any other form of commitment which will bind the Partnership without the written consent of the Partnership.

        13.2 During the Contract Period, the Contributing Party shall not without the written consent of the Partnership enter into any agreements effecting the ownership and operation of the Property unless such contract(s) shall be (i) fully cancelable or terminable prior to the Closing Date or (ii) if such agreement is satisfactory to the Partnership in its sole discretion, assignable to the Partnership.

        13.3 During the Contract Period, neither the Contributing Party nor the Partnership shall allow any interest in the Property to be liened, encumbered or transferred.

        13.4 During the Contract Period, the Contributing Party and the Partnership shall negotiate in good faith the terms and provisions of the Frequency Lease. The Parties acknowledge that either party may cancel this Contract if the Frequency Lease is not executed at or prior to Closing in which case the Deposit shall be returned to the Partnership.

        13.5 During the Contract Period, the Partnership shall negotiate in good faith the terms and provisions of the Lockheed Lease with Lockheed. The Contributing Party acknowledges that (i) the Partnership shall control all lease negotiations with Lockheed and (ii) the Partnership shall have the right to cancel this Contract if the Lockheed Lease is not in full force and effect at Closing in which case the Deposit shall be returned to the Partnership.

        13.6 During the Contract Period, the Contributing Party hereby represents to the Partnership that it will cause the Fei Realty Leases to be terminated pursuant to an agreement (the "Termination Agreement") satisfactory to the Partnership.

        13.7 During the Contract Period, the Partnership shall negotiate in good faith an amendment to the National Health Laboratory Lease (the "NHLI Amendment") with NHLI. The NHLI Amendment shall provide, among other things, that (i) the security deposit thereunder shall be equal to $1,500,000 and shall be in the form of marketable securities, (ii) NHLI may replace the security deposit at any time with a guaranty from its parent company if such parent company is then rated BBB+ or greater by Moody's Investor Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("S&P"), provided, that if such parent company thereafter loses such rating from either Moody's or S&P, then NHLI shall immediately deposit cash or a letter of credit in the amount of $1,500,000 with the Partnership and (iii) the provisions that allow for an offset in rental payments in connection with the existing financing are no longer effective.

         14.      BROKERAGE

The Partnership and the Contributing Party represent and warrant to each other that this Agreement was brought about by the broker (the "Broker") named at the end of this paragraph and that no other broker or person was in any way instrumental or had any part in bringing about this transaction. The Partnership agrees that, should any claim be made for commissions by any other broker or person arising by, through or on account of any act of the Partnership or the Partnership's representatives, the Partnership shall indemnify and hold the Contributing Party harmless from and against any and all claim, liability, cost or expense (including reasonable attorneys' fees) in connection therewith. The Contributing Party agrees that should any claim be made for commissions by any other broker or person arising by, through or on account of any act of the Contributing Party or the Contributing Party's representatives, the Contributing Party shall indemnify and hold the Partnership harmless from and against any and all claim, liability, cost or expense (including reasonable attorneys' fees) in connection therewith. When, as and if title closes hereunder, the Contributing Party shall pay the brokerage commission due to Broker pursuant to the terms of said separate agreement between the Contributing Party and Broker. The provisions of this paragraph shall survive delivery of the deed, but the provisions hereof shall not be deemed or construed as a covenant for the benefit of any third party. The Broker is "NONE" .

      15.        CONDITIONS PRECEDENT TO PARTNERSHIP'S OBLIGATION TO CLOSE TITLE

The Partnership's obligations to close title under this Agreement on the Closing Date shall be subject to the satisfaction of the following conditions precedent prior to the Closing Date (it being understood that the Partnership may waive any of the foregoing items in its sole and absolute discretion):

        (i) all of the Contributing Party's representations and warranties made in this Agreement shall be true and correct in all respects as of the Closing Date as if they were made on that date;

        (ii)  the   Contributing   Party  shall  have   performed  all  material
      obligations and agreements undertaken by it herein to be performed at or prior to the Closing Date;

        (iii) the Partnership and the Contributing Party shall have entered into the Frequency Lease and such Frequency Lease is in full force and effect;

        (iv) the Partnership and Lockheed have entered into the Lockheed Lease and such Lockheed Lease is in full force and effect at Closing;

        (v) NHLI shall have entered into the NHLI Amendment on the terms set forth in Section 13.7 hereof and the National Health Laboratory Lease, as amended by the NHLI Amendment, is in full force and effect;

        (vi) The FEI Realty Leases have been terminated pursuant to the Termination Agreements;

        (vii) The board of directors of the REIT shall approve the transactions contemplated by this Agreement;

        (viii) The Partnership shall have approved the quarterly financial statement of the Contributing Party for the period ending October 31, 1997 and the stub period through November 30, 1997 (which stub period statement shall be an unaudited statement).

         16.      CLOSING

         a) The closing of title to the Property (the "Closing") shall take place on December 23, 1997, provided, however, that either party shall have the right, if it is unable to close on December 23, 1997, to extend the Closing for up to a maximum of thirty (30) days (it being specifically understood that neither party may extend the Closing beyond such thirty (30) day period).

         b) If the Closing shall not occur as a result of the willful default of the Contributing Party (it being understood that a default arising from a legitimate business purpose shall be deemed to be a willful default), then, subject to the next succeeding sentence, the Contributing Party shall pay upon demand by the Partnership, the sum of $2 million to the Partnership. Notwithstanding the foregoing, the Contributing Party shall not be obligated to pay such $2 million if the Closing fails to occur as a result of the Contributing Party's failure to deliver (i) any mortgage discharges required by the Title Company, (ii) an assignment of the Ground Lease from the Nassau County Industrial Development Agency to the Contributing Party, (iii) the estoppel set forth in Exhibit M attached or Exhibit O attached, provided, however, that the Contributing Party will use best efforts to obtain all of the documents set forth in clauses (i) - (iii) above by December 23, 1997.

         c) If the Closing shall not occur as result of the willful default of the Partnership or if the Closing does not occur as a result of the conditions set forth in Section 15(vii) or (viii) hereof not being satisfied, then, subject to the next succeeding sentence, the Partnership shall, in addition to the liquidated damages set forth in Section 19.1 hereof, pay upon demand by the Contributing Party, the sum of $1 million to the Contributing Party. Notwithstanding the foregoing, the Partnership shall not be obligated to pay such $1 million if the Partnership elects not to close as a result of the non-satisfaction of any of the conditions set forth in Section 15 hereof (other than the conditions set forth in Section 15(vii) or (viii).

      17. CONDITIONS PRECEDENT TO CONTRIBUTING PARTY'S OBLIGATION TO CLOSE TITLE

The Contributing Party's obligations to close title under this Agreement on the Closing Date shall be subject to the satisfaction of the following conditions precedent prior to the Closing Date:

        (i) all of the Partnership's representations and warranties made in this Agreement shall be true and correct in all respects as of the Closing Date as if they were made on that date;

        (ii) the Partnership shall have performed all material obligations and agreements undertaken by it herein to be performed at or prior to the Closing Date; and

        (iii) the Partnership and the Contributing Party shall have entered into the Frequency Lease.

         18.      NOTICES

All notices, requests and demands to be made hereunder to the parties hereto shall be in writing (at the addresses set forth below) and shall be given by any of the following means: (a) personal delivery (including, without limitation, overnight delivery, courier or messenger services); (b) electronic communication, whether by telex, telegram or telecopying (if confirmed in writing sent by registered or certified, first-class mail, postage prepaid, return receipt requested), or (c) registered or certified, first-class United States mail, postage prepaid, return receipt requested. Notice by a party's counsel shall be deemed to be notice by such party. Such addresses may be changed by notice to the other parties given in the same manner as provided above. Any notice, demand or request sent (x) pursuant to subsection (a) shall be deemed received upon such personal delivery, (y) pursuant to subsection (b) shall be deemed received on the day it is dispatched by electronic means, and
(z) pursuant to subsection (c) shall be deemed received five (5) days following deposit in the mail.


If to the Contributing Party:

                                  55 Charles Lindbergh Boulevard
                                  Uniondale, New York 11553
                                  Telecopy: 516-549-2015

With copies to: Morton Weber and Associates
                                  201 North Service Road - Suite 300
                                  Melville, New York  11747-3138
                                  Attention:  Paul Bloom, Esq.
                                  Telecopy: 516-549-2015

To Partnership: c/o Reckson Associates
                                  225 Broadhollow Road
                                  Melville, NY  11747-0983
                                  Attention:  Jason Barnett
                                  Telecopy:  (516) 694-6390

With copies to: Brown & Wood LLP
                                  One World Trade Center
                                  New York, NY  10048-0557
                                  Attention:  Lee Saltzman, Esq.
                                  Telecopy:  (212) 839-5599

         19.      DEFAULT

19.1 Partnership's Default. If the Closing shall not occur as result of the willful default of the Partnership or if the Closing does not occur as a result of the conditions set forth in Section 15(vii) or (viii) hereof not being satisfied, then, subject to the last sentence of this paragraph, (i) the Partnership shall pay, upon demand by the Contributing Party, the sum of $1 million to the Contributing Party pursuant to Section 16(c) hereof, (ii) the Partnership shall forfeit all rights and claims with respect to the Property pursuant to this Agreement and to the Deposit and (iii) the Escrow Agent shall remit the Deposit to the Contributing Party. The Contributing Party and the Partnership hereby agree that payment of the Deposit to the Contributing Party shall be deemed to be fair and adequate, but not excessive, liquidated damages based upon the following considerations which the Contributing Party and the Partnership agree would constitute damages to the Contributing Party for any default by the Partnership but which are impossible to quantify, to wit: (i) the removal of the Property from the real estate market together with the uncertainty of obtaining a new purchaser at the same or greater purchase price;
(ii) the expenses incurred by the Contributing Party, including (but not by way of limitation) attorneys' fees, taxes, mortgage interest, and other items incidental to the maintenance of the Property until it is eventually sold; and
(c) all other expenses incurred by the Contributing Party as a result of the Partnership's default. Notwithstanding the foregoing, the Partnership shall not be obligated to pay such $1 million if the Partnership elects not to close as a result of the non-satisfaction of any of the conditions set forth in Section 15 hereof (other than the conditions set forth in Section 15(vii) or (viii).

        In the event of such termination, the Partnership shall immediately return its executed copy of this Agreement to the Contributing Party for cancellation together with all due diligence material, reports and studies delivered to the Partnership or prepared by or on behalf of the Partnership.

19.2 The Contributing Party's Default. If the Closing shall not occur as a result of the willful default of the Contributing Party (it being understood that a default arising from a legitimate business purpose shall be deemed to be a willful default), then, subject to the next succeeding sentence, the Partnership's sole remedies shall be limited as follows: (i) the right to the immediate return of the Deposit and the cancellation of this Agreement and (ii) the Contributing Party shall pay, upon demand by the Partnership, the sum of $2 million to the Partnership in accordance with Section 16(b) hereof. Notwithstanding the foregoing, the Contributing Party shall not be obligated to pay such $2 million if the Closing fails to occur as a result of the Contributing Party's failure to deliver (i) any mortgage discharges required by the Title Company, (ii) an assignment of the Ground Lease from the Nassau County Industrial Development Agency to the Contributing Party, (iii) the estoppel set forth in Exhibit M attached or Exhibit O attached, provided, however, that the Contributing Party will use best efforts to obtain all of the documents set forth in clauses (i) - (iii) above by December 23, 1997.

        The parties further agree that the party who is in default shall, in addition to the aforesaid damages set forth in Section 19.1 or 19.2, pay all costs and expenses incurred by the other party as a result of such other party's enforcement of this Agreement, including reasonable attorneys' fees.

         20.      ASSIGNMENT

Except as set forth in Section 21 hereof, this agreement and the parties' rights hereunder may not be assigned without the written consent of the non-assigning party.

         21.     CONSTRUCTION UNDER FREQUENCY LEASE

                  a) Unless the capitalized terms used in this Article are given a different meaning under this Agreement, such capitalized terms shall have the meanings ascribed to them in the Frequency Lease.

                  b) Contributing Party and Partnership hereby agree that promptly after the execution of this Agreement, Partnership shall have the right to commence and perform the Landlord's Initial Construction pursuant to the Frequency Lease. Contributing Party and Partnership hereby agree to perform their respective obligations with respect to Landlord's Initial Construction as if the Frequency Lease were currently in effect and the Term thereunder had commenced, including, without limitation, Contributing Party's obligation to vacate portions of its existing space and take possession of portions of the Demised Premises in accordance with the Staging Schedule annexed as an Exhibit to the Frequency Lease.

                  c) In the event Contributing Party and Partnership shall fail to close under this Agreement before December 23, 1997, Partnership shall have the right to invoice Contributing Party for the Construction Costs (as defined below) incurred by Partnership through December 23, 1997 and thereafter to invoice Contributing Party on a monthly basis for additional work Partnership shall perform after December 23, 1997 in connection with Landlord's Initial Construction. Such invoices shall be on a standard AIA Form of Application for Payment (the "Requisitions") and Contributing Party shall pay Partnership pursuant to each Requisition within 10 days after Contributing Party's receipt thereof. For purposes of this Article, the term "Construction Costs" shall be deemed to mean all actual costs incurred by Partnership in the performance of Landlord's Initial Construction (including, without limitation, site specific overhead costs; but excluding Partnership's non-site specific overhead and administrative costs, markup and profit), up to a maximum for such actual costs of $1,200,000.

                  d) In the event Contributing Party and Partnership shall close under this Agreement, Contributing Party shall receive a credit at closing equal to the Construction Costs it shall have paid to Partnership under this Article to the date of such closing (with the exception of the $200,000 in Construction Costs which Contributing Party shall be required to pay under the Frequency Lease). After the closing, Contributing Party shall have no liability for Construction Costs incurred by Partnership after the closing date (with the exception of all or the respective portion of the $200,000 in Construction Costs referred to above incurred after the closing date). Notwithstanding anything in this Subsection (d), the timing of Contributing Party's obligation to pay for such $200,000 in Construction Costs shall be as set forth in the Frequency Lease.

                  e) In the event Contributing Party and Partnership shall not close by reason of Partnership's willful default under this Agreement, then Partnership shall reimburse to Contributing Party, within 10 days after such default, the Constructions Costs which Contributing Party shall have paid to Partnership.

                  f) In the event Contributing Party and Partnership shall not close by reason of Contributing Party's default under this Agreement, then Partnership shall have the right to be reimbursed pursuant to subsection (c) above for the Construction Costs incurred by it, without the obligation to perform any additional portion of the Landlord's Initial Construction.

                  g) In the event Contributing Party or Partnership shall fail to pay to the other party any Construction Costs as required under this Article, such unpaid Construction Costs shall accrue interest at the rate of 12% per annum from the due date until the date of payment.

                  h) In the event a dispute shall arise as to the Construction Costs due to Contributing Party or Partnership under this Article, the party owed such disputed Construction Costs may, at its option, submit such dispute to arbitration. Such arbitration shall be conducted on an expedited basis in Nassau County pursuant to the rules of the American Arbitration Association ("AAA") before a single arbitrator selected by the AAA and the determination of such arbitrator shall be binding upon the parties hereto and enforceable by a court of competent jurisdiction. The costs of such arbitration, including, without limitation, the legal fees of the respective parties, shall be paid by the losing party and shall be part of the arbitrator's award.

                  i) Partnership hereby consents to Contributing Party's subtenant, American Financial, performing during the Contract Period internal non structural work in its space as shown on the Plan annexed as Exhibit 4 to the Frequency Lease provided (i) such work shall not unreasonably interfere with Landlord's Initial Construction and (ii) such subtenant shall comply with the reasonable insurance and other work conditions reasonably imposed by Landlord.

                  j) The Partnership shall have the right to assign all or a portion of its rights in this Article 21 to a subsidiary or affiliate of the Partnership.

                  k)  The   provisions   of  this  Article   shall  survive  the
termination of this Agreement.

        22.       COUNTERPARTS

This Agreement may be executed in counterparts. The signatures of the parties who sign different counterparts of this Agreement or any of the instruments executed to effectuate the purposes of this Agreement shall have the same effect as if those parties had signed the same counterparts of this Agreement or of any such instrument.

        23.       FURTHER ASSURANCES

The Partnership and the Contributing Party each agree to execute and deliver to the other such further documents or instruments as may be reasonable and necessary in furtherance of the performance of the terms, covenants and conditions of this Agreement. This paragraph shall survive the Closing Date.

         24.      MISCELLANEOUS

        24.1 In connection with the sale of the Property pursuant to this Agreement, the Partnership agrees to pay the fees and disbursements of the title company for searches, surveys, title reports and title insurance and recording fees. The Contributing Party shall pay all real estate conveyance or transfer taxes incurred in connection with the transfer of the Property.

        24.2 This Agreement shall be binding upon and shall inure to the benefit of the Contributing Party and the Partnership and their respective successors and assigns.

        24.3 This Agreement shall be governed by and construed in accordance with the laws of the State of New York. This Agreement shall be construed without regard to any presumption or other rule requiring construction against the party causing this Agreement to be drafted. If any words or phrases in this Agreement shall have been stricken out or otherwise eliminated, whether or not any other words or phrases have been added, this Agreement shall be construed as if the words or phrases so stricken out or otherwise eliminated were never included in this Agreement and no implication or inference shall be drawn from the fact that said words or phrases were so stricken out or otherwise eliminated.

        24.4 The headings of the several Sections contained in this Agreement are inserted only as a matter of convenience and for reference and in no way define, limit or describe the scope of this Agreement or the intent of any provision thereof.

        24.5 The invalidity or unenforceability of any provision of this Agreement shall not affect or impair any other provision of this Agreement.

        24.6 This Agreement contains the entire agreement between the Contributing Party and the Partnership, and any and all prior understandings and dealings heretofore had are merged herein and any agreement hereafter made shall be ineffective to change, modify or discharge this Agreement in whole or in part unless such agreement hereafter made is in writing and signed by the Contributing Party and the Partnership.

        24.7 The Partnership shall have no right to record this Agreement or a memorandum hereof. If the Partnership shall so record this Agreement or a memorandum, the Partnership shall be in default of the terms and conditions of this Agreement.

        24.8 The Contributing Party shall use best efforts to pay off in full any and all mortgages currently encumbering the Property on or before December 1, 1997. A default by the Contributing Party under this paragraph shall entitle the Partnership to terminate this Agreement, provided, however, that the terms of Section 16(b) hereof shall survive such termination.

        24.9 Until the earlier of (i) the Closing or (ii) a material default under this Agreement, the terms of this Agreement shall not be disclosed to any third party other than each of the parties' attorneys, accountants and other professionals. If the Partnership intentionally violates this paragraph by issuing a press release (it being understood that an unauthorized disclosure by an employee or agent of the Partnership shall not be deemed an intentional violation of this paragraph), then, notwithstanding anything herein to the contrary, all of the 513,259 Units referred to in Section 2.1(b) shall be deemed "Initial Free Units" and there shall be no Units which are "Initial Escrowed Units".

         25.      ESCROW AGENT

        25.1 The Contributing Party and the Partnership hereby designate Commonwealth Land Title Insurance Company as "Escrow Agent" to receive and hold the Deposit delivered herewith by the Partnership in accordance with Article 2 hereof, and Escrow Agent agrees to act as such Escrow Agent subject to the provisions of this Section.

        25.2 The Deposit shall be deposited in an interest bearing money market account at any federally insured banking institution. From and after the date of a default by either party, all interest on the Deposit or the remaining portion thereof shall be paid to the non-defaulting party.

        25.3 On receipt by Escrow Agent of a statement executed by the Contributing Party and the Partnership that title to the Property has closed under this Agreement, Escrow Agent shall promptly deliver such Deposit to the Partnership.

        25.4 On receipt by Escrow Agent of a statement executed by the Partnership prior to, on or after the Closing Date that title to the Property has not closed under this Agreement because of a default by the Contributing Party under this Agreement or because of the Contributing Party's inability to convey title to the Property in accordance with the provisions of this Agreement or because any contingency contained in this Agreement has not been satisfied or waived Escrow Agent shall within ten (10) Business Days, deliver a copy of said statement to the Contributing Party and return such Deposit to the Partnership on the tenth (10th) Business Day after receipt by the Contributing Party of said statement unless Escrow Agent, prior to such return, receives from the Contributing Party a statement contesting the accuracy of the Partnership's statement and demanding retention of said Deposit by Escrow Agent.

        25.5 On receipt by Escrow Agent of a statement executed by the Contributing Party prior to, on or after the Closing Date that title to the Property has not closed under this Agreement because of a default by the Partnership under this Agreement, Escrow Agent shall within ten (10) Business Days deliver said statement to the Partnership and deliver such Deposit to the Contributing Party on the tenth (10th) Business Day after receipt by the Partnership of such statement unless Escrow Agent, prior to such delivery, receives from the Partnership a statement contesting the accuracy of the Contributing Party's statement and demanding retention of said Deposit by Escrow Agent.

        25.6 On receipt by Escrow Agent of a statement from the Contributing Party or the Partnership, as the case may be, under subparagraph 25.4 or 25.5 above, Escrow Agent shall retain the Deposit and thereafter deliver the same to either the Contributing Party or the Partnership as the Contributing Party or the Partnership may direct by a statement executed by them both, provided if there is any dispute with respect to the Deposit Escrow Agent may immediately and with notice to the Contributing Party and the Partnership, surrender said Deposit to a court of competent jurisdiction for such disposition as may be directed by such court.

        25.7 Upon delivery of the Deposit to either Partnership, the Contributing Party or a court of competent jurisdiction under and pursuant to the provisions of this Section, Escrow Agent shall be relieved of all liability, responsibility or obligation with respect to or arising out of the Deposit and any and all of its obligations arising therefrom.

        25.8 The Escrow Agent shall not be liable for any error of judgment or for any act done or omitted by it in good faith or for anything which it may in good faith do or refrain from doing in connection herewith or for any negligence other than its gross negligence, nor shall the Escrow Agent be answerable for the default or misconduct of its agents, attorneys or employees if they be selected with reasonable care. The Escrow Agent is authorized to act upon any document believed by it to be genuine and to be signed by the proper party or parties and will incur no liability in so acting.

        25.9 The Escrow Agent has executed this Agreement for the sole purpose of agreeing to act as such in accordance with the terms of this Agreement.

         26.      ERNST & YOUNG LETTER

Within five (5) Business Days of the Partnership's written request, the Contributing Party shall execute and deliver to Ernst & Young a letter in the form of Exhibit S attached hereto and deliver or otherwise make available to Ernst & Young any financial information requested by Ernst & Young in connection with any filings or disclosures by the Partnership or the REIT required by law. The Contributing Party's obligations under this paragraph shall survive the Closing Date.

         27.      SALE OF PROPERTY

Without the prior written consent of the Contributing Party, the Partnership shall not sell, exchange or otherwise dispose of the Property for a period of two (2) years from the Closing Date in a transaction which results in the recognition of taxable gain to the Partnership and the allocation under section 704(c) of the Internal Revenue Code of 1986 (the "Code") of any portion of such taxable gain ("the Section 704(c) Gain") to the Contributing Party, except if there is a change in control of the Partnership or the REIT or a disposition of all or substantially all of the assets of the Partnership or the REIT. However, the foregoing restriction shall not be applicable after any of the following shall have occurred; (i) the Contributing Party has disposed of at least sixty-seven (67%) percent of the Units, either through the exchange of Units for stock of the REIT, the distribution of "Units" to members of the Contributing Party or otherwise; (ii) the federal adjusted tax basis of the Contributing Party in the Units has been adjusted to reflect fair market value; or (iii) for each of the current members of the Contributing Party, either the federal adjusted tax basis of the member's interest in the Contributing Party has been adjusted to reflect fair market value or the member has disposed of at least sixty-seven (67%) percent of its interest in the Contributing Party. Nothing contained herein shall prohibit the Partnership from selling, exchanging (including, without limitation, an exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended) or otherwise disposing of the Property in violation of the restrictions set forth above in which case the Partnership shall pay each member of the Contributing Party who was not, as of the time of the disposition, described in clause (iii) above, any federal and state income tax liability suffered by it with respect to its share of any
Section 704(c) Gain allocated to it upon such disposition.

         28.      TAX CERTIORARI PROCEEDING

        (a) The Contributing Party has initiated a tax certiorari proceeding (the "Tax Certiorari Proceeding") with respect to the assessed values established for the Property. From and after the date hereof through the Closing, the Contributing Party shall continue to pursue the Tax Certiorari Proceeding but shall not settle such Tax Certiorari Proceeding without the written consent of the Partnership. From and after the Closing, the Partnership shall control all aspects of the Tax Certiorari Proceeding with the applicable local municipality, provided, however, that in contesting and settling the Tax Certiorari Proceeding, the Partnership shall make a good faith effort to protect the Contributing Party's interest in the proceeding and provided, further, that the Partnership shall continue to retain the counsel which is currently handling the Tax Certiorari Proceeding. All tax refunds received by the Partnership as a result of the Tax Certiorari Proceeding shall, after deducting the attorneys fees and expenses incurred in obtaining such tax refund, be prorated as of the Closing Date in accordance with Section 6.1 hereof. Within ten days after any tax refunds are received by the Partnership, the Partnership shall pay to the Contributing Party an amount equal to the Contributing Party's share of such benefits determined as provided in Section 6.1 hereof.

        (b) The Partnership hereby consents to the tax certiorari settlement, a copy of which is attached hereto as Exhibit R.


        IN WITNESS WHEREOF, the Contributing Party and the Partnership have executed this Agreement as of the day and year first above written.


                           FREQUENCY ELECTRONICS INC.

                                           By:/S/ Joseph Franklin
                                              Name:Joseph Fanklin
                                              Title:Chairman/CEO


                                           RECKSON OPERATING PARTNERSHIP, L.P.

                                           By:   Reckson Associates Realty Corp.


                                           By:     /S/ Mitchell Rechler
                                      Name:Mitchell Rechler
                                     Title:Exec. V.P.








                                           ESCROW AGENT

                                           COMMONWEALTH LAND TITLE INSURANCE
                                           COMPANY

                                           By:
                                      Name:
                                     Title:

STATE OF NEW YORK)
                         ) ss.:
COUNTY OF SUFFOLK )


On the 2nd day of December, 1997, personally appeared Joseph Franklin, to me known to be the person who executed the foregoing instrument and who, being duly sworn, did depose and say that he is the Chairman/CEO of Frequency Electronics, Inc., that he executed the foregoing instrument and that he had authority to sign the same, and he acknowledged that it was his free act and deed and the free act and deed of Frequency Electronics, Inc., before me.


                                           /s/Paul Bloom
                                           Notary Public
                                           My Commission Expires: July 31, 1998
                                           Commissioner of the Superior Court




STATE OF New York)
                                  ) ss.:
COUNTY OF Suffolk)


On the 2nd day of December, 1997, personally appeared Mitchell Rechler, to me known to be the person who executed the foregoing instrument and who, being duly sworn, did depose and say that he is an Executive Vice President of Reckson Associates Realty Corp., general partner of Reckson Operating Partnership L.P., that he executed the foregoing instrument and that he had authority to sign the same, and he acknowledged that it was his free act and deed and the free act and deed of Reckson Associates Realty Corp., before me.



                                           /s/Samuel Yedid
                                           Notary Public
                                           My Commission Expires: June 30, 1999
                                           Commissioner of the Superior Court

                                                                   Exhibit 10.13

                               AGREEMENT OF LEASE


                                     BETWEEN


                       RECKSON OPERATING PARTNERSHIP, L.P.


                                       AND


                           FREQUENCY ELECTRONICS, INC.

                                TABLE OF CONTENTS



SPACE                                                                          1

TERM                                                                           1

RENT                                                                           2

USE OF PREMISES................................................................4

TAXES                                                                          4

CONDITION OF PREMISES AND DELIVERY OF POSSESSION...............................8

REPAIRS, MAINTENANCE, FLOOR LOADS AND PARKING RESTRICTIONS....................14

TENANT'S ALTERATION...........................................................20

UTILITIES.....................................................................23

REQUIREMENTS OF LAW, SPRINKLERS...............................................24

INSURANCE.....................................................................27

DAMAGE OR DESTRUCTION.........................................................29

SUBORDINATION.................................................................31

INDEMNIFICATION...............................................................33

EMINENT DOMAIN................................................................34

RIGHT TO SUBLET OR ASSIGN.....................................................36

RIGHT TO INSPECT; POSTING SIGNS...............................................41

BANKRUPTCY....................................................................42

DEFAULT.......................................................................43

REMEDIES OF LANDLORD..........................................................44

ATTORNEY'S FEES...............................................................46

WAIVER OF REDEMPTION, COUNTERCLAIM, TRIAL BY JURY................... .........46

NO WAIVER.....................................................................47

END OF TERM...................................................................47

BROKER........................................................................49

QUIET ENJOYMENT...............................................................49

NONLIABILITY OF LANDLORD......................................................50

NO ABATEMENT..................................................................51

APPLICABLE LAW AND CONSTRUCTION...............................................51

CONSTRUCTION ON ADJACENT PREMISES OR BUILDINGS................................52

UTILITY EASEMENT................................. ............................53

NOTICES.......................................................................53

BINDING EFFECT OF LEASE.......................................................53

UNAVOIDABLE DELAYS............................................................54

SEWER.........................................................................55

CLEANING, RUBBISH REMOVAL.....................................................55

SHORT TERM EXTENSION OPTION...................................................55

RENEWAL OPTION................................................................57

RIGHT OF FIRST OFFER..........................................................59

CONSENTS......................................................................60

EXHIBIT 1.....................................................................66

EXHIBIT 2.....................................................................67

EXHIBIT 3.....................................................................68

EXHIBIT 4.....................................................................69

EXHIBIT 5.....................................................................70

EXHIBIT 6.....................................................................71

                               AGREEMENT OF LEASE


         AGREEMENT OF LEASE made as of the 2nd day of December, 1997 between RECKSON OPERATING PARTNERSHIP, L.P., a Delanware limited partnership having its principal office at 225 Broadhollow Road, Suite 212 West, Melville, New York 11747 (hereinafter referred to as "Landlord"), and FREQUENCY ELECTRONICS, INC., a Delaware corporation having its principal office at 55 Charles Lindbergh Boulevard, Uniondale, New York (hereinafter referred to as "Tenant").


                                      SPACE


         1. Landlord hereby leases to Tenant and Tenant hereby hires from Landlord the space substantially shown on the Rental Plan initialed by the parties and made a part hereof as Exhibit "1" ("Demised Premises" or "Premises") in the building located at 55 Charles Lindbergh Boulevard, Uniondale, New York (hereinafter referred to as the "Building"), and the parties stipulate and agree that such space contains 91,027 rentable square feet in a Building containing approximately 214,581 rentable square feet which constitutes 42.42 percent of the area of the Building ("Tenant's Proportionate Share").


                                      TERM


         2. The term ("Term", "term" or "Demised Term") of this lease and Tenant's obligation to pay Minimum Annual Rent and all items of Additional Rent (as such terms are defined in Article 3 hereof) shall commence on the date on which Landlord acquires the ground lease covering the Building (the "Rent Commencement Date"). The Term of this lease shall expire on the day preceding the day which is eleven (11) years after (a) the Rent Commencement Date, if such date is the first day of the first full calendar month or (b) the first day of the first full calendar month following the Rent Commencement Date, if such date is not the first day of a calendar month (the "Expiration Date").

                                      RENT


         3. (a) Tenant covenants to pay to Landlord at its principal office, or at such place as Landlord shall from time to time direct in writing, the minimum annual rent set forth below (the "Minimum Annual Rent"), and the additional rent required to be paid pursuant to the terms of this lease ("Additional Rent"). Minimum Annual Rent and such other Additional Rent and charges which Tenant shall be required to pay are hereinafter sometimes referred to as "Rent". Minimum Annual Rent shall be as follows:

         During the first through  eleventh Lease Years, the Minimum Annual Rent
         shall  be  $399,999.96  per  Lease  Year,   payable  in  equal  monthly
         installments of $33,333.33

A "Lease Year" shall be comprised of a period of twelve (12) consecutive months. The first Lease Year shall commence on the Rent Commencement Date but, notwithstanding the first sentence of this paragraph, if the Rent Commencement Date is not the first day of a month, then the first Lease Year shall include the additional period from the Rent Commencement Date to the end of the then current month. Each succeeding Lease Year shall end on the anniversary date of the last day of the preceding Lease Year. For example, if the Rent Commencement date is January 1, 1998, the first Lease Year would begin on January 1, 1998, and end on December 31, 1998, and each succeeding Lease Year would end on December 31st. If, however, the Rent Commencement Date is January 2, 1998, the first Lease Year would end on January 31, 1999, the second Lease Year would commence on February 1, 1999, and each succeeding Lease Year would end on January 31st.

         Within ten (10) business days after Landlord's delivery to Tenant of Landlord's standard Rent Commencement Date Certificate, Tenant shall sign and return said Certificate to Landlord.

         (b) Tenant shall pay the Minimum Annual Rent in equal monthly installments in advance on the first day of each calendar month included in the term except that Tenant shall pay the Minimum Annual Rent due for the first month of the first Lease Year upon execution of this lease.

         (c) All Rent shall be paid in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, at the address of Landlord set forth in this lease or at such other place as Landlord in writing may designate on ten (10) days notice to Tenant without any set-off or deduction whatsoever and without any prior demand therefor.

         (d) Unless another time shall be herein expressly provided, any Additional Rent shall be due and payable together with the next succeeding installment of Minimum Annual Rent, or, in the event of the expiration or sooner termination of this lease, within ten (10) business days after receipt of a bill from Landlord; and Landlord shall have the same remedies for failure to pay the Additional Rent as for a non-payment of Minimum Annual Rent.

         (e) For any portion of a calendar month included at the beginning or end of the term, Tenant shall pay 1/30th of the closest applicable monthly installment of Minimum Annual Rent for each day of such portion, payable in advance at the beginning of such portion.

         (f) In any case in which the Minimum Annual Rent or Additional Rent is not paid within ten (10) business days of the day when same is due, Tenant shall pay interest on such late payment accruing at the rate of one and one half (1 1/2%) percent per month from the date that such payment was due to the date of payment, but in no event shall the interest charge exceed the maximum rate permitted by law; and, in addition thereto, the sum of $100.00 for the purpose of defraying expenses incident to the handling of such delinquent account. Tenant further agrees that the interest charge assessed does not constitute a lender or borrower/creditor relationship between Landlord and Tenant.

         (g) If Tenant shall default, beyond applicable notice and cure periods provided herein for the cure thereof, in making any payment required to be made by Tenant or in performing any obligation of Tenant under this lease which shall require the expenditure of money, Landlord may, but shall not be obligated to, make such payment on behalf of Tenant or expend such sum as may be necessary to perform or fulfill such obligation. Any sums so paid by Landlord shall be deemed Additional Rent and shall be due and payable to Landlord at the time of payment of the next installment of Minimum Annual Rent.


                                 USE OF PREMISES


         4. (a) Tenant shall use and occupy the Premises solely for the lawful purposes: general and executive offices, laboratory, light manufacturing and research and development and for no other purpose. Tenant shall not use or permit the use of the Premises contrary to any applicable statute, ordinance or regulation or in violation of the Certificate of Occupancy of the Building, or in a manner which would cause structural injury to the Building.

                  (b) Tenant acknowledges that the value of the Premises and the reputation of Landlord will be seriously injured if the Premises are used for any obscene or pornographic purposes or if any obscene or pornographic material is permitted on the Premises. Tenant further agrees that Tenant will not permit any such uses by Tenant or a sublessee of the Premises or an assignee of this lease. This Paragraph shall directly bind any successors in interest to Tenant. Tenant agrees that, if at any time, Tenant violates any of the provisions of this Paragraph, such violation shall be deemed a breach of a substantial obligation of the terms of this lease and objectionable conduct. Pornographic material is defined for purposes of this Paragraph as any written or pictorial matter with prurient appeal or any objects or instruments that are primarily concerned with lewd or prurient sexual activity. Obscene material is defined here as it is in Penal Law ss.235.00.



                                      TAXES


         5. (a) During the term of this lease, Tenant covenants and agrees to pay, in the manner set forth in this Article, Tenant's Proportionate Share (as defined in Article 1 and subsection (e) below) of all Real Estate Taxes, as Additional Rent.

                  (b) The term "Real Estate Taxes" shall be deemed to mean all taxes and assessments, special or otherwise, assessed upon or with respect to the ownership and all other taxable interests in the land and improvements thereon which constitute the Real Property (as defined in Subdivision 7(A)(ii) below), imposed by Federal, State or local governmental authority or any other taxing authority having jurisdiction over Landlord's tax lot or lots, but shall not include income, intangible, franchise, capital stock, estate or inheritance taxes, or taxes based upon the receipt of rentals (unless the same shall be in lieu of "Real Estate Taxes" as herein defined by whatever name the tax may be designated).
                  (c) Commencing on the Rent Commencement Date and continuing throughout the term of this lease, Tenant shall pay to Landlord Tenant's Proportionate Share of the Real Estate Taxes for each tax year occurring in whole or part during the term of this lease. Any amount due to Landlord under the provisions of this Article shall be paid on the later of: (i) fifteen (15) business days after receipt by Tenant from Landlord of an invoice therefor; or
(ii) the date on which the next succeeding installment of Minimum Annual Rent is due. Landlord shall furnish Tenant with evidence of the amount of such Real Estate Taxes. A copy of the tax bill shall be sufficient evidence of the amount of Real Estate Taxes imposed upon the Real Property. Tenant shall also pay when due any occupancy taxes arising under or in connection with this lease. In addition to the foregoing, Tenant shall also be responsible for any increase in Real Estate Taxes resulting from Tenant's improvements performed by or on behalf of Tenant. Notwithstanding anything to the contrary expressly contained herein, Tenant shall not be responsible for any increases in Real Estate Taxes to the extent such increases are a result of tenant improvements performed by or on behalf of other tenants in the Building or any tenant or occupant of 51 Charles Lindbergh Boulevard, Uniondale, New York provided Tenant furnishes Landlord with objective proof of same.

                  (d) Landlord's failure during the term of this lease to prepare and deliver any of the foregoing invoices, tax statements, or other demand for payment of Real Estate Taxes or Landlord's failure to make a demand for any other item of Additional Rent due hereunder shall not in any way waive or cause Landlord to forfeit or surrender its rights to collect any of the foregoing items of Additional Rent which may have become due during the term of this lease, provided, however, that Landlord's right to collect such items of Additional Rent shall only survive for a period of two (2) years following the expiration or sooner termination of this lease.

                  (e) Landlord and Tenant acknowledge that the tax lot on which the Building is located is the same tax lot on which the building known as 51 Charles Lindbergh Boulevard, Uniondale, New York is located. Until the tax lot for the Building and 51 Charles Lindbergh Boulevard known as Section 44 Block F Lot 377 ("Tax Lot") is divided into two (2) separate tax lots, Tenant's Proportionate Share of the Real Estate Taxes shall be computed as follows.

                  As set forth on Exhibit 3 annexed hereto, the total taxes billed for the Tax Lot in the 1996/97 school tax year and 1997 county tax year were $1,195,837.16, of which $623,140.37 was attributable to the portion of the Tax Lot on which the Building is located. On this basis and until the Tax Lot is apportioned into two (2) lots, Tenant's Proportionate Share of the Real Estate Taxes is 42.42% (as defined in Article 1 above) of $623,140.37, or $264,336.14 for the 1996/97 school tax year and the 1997 county tax year. In future tax years, the Real Estate Taxes will be subject to increases or decreases resulting from any increase or decrease in the portion of the gross assessed value (and the tax rate applicable thereto) for the Tax Lot attributable to the portion of the Tax Lot on which the Building is located (computed on the same basis as the computation for the 1996/97 school tax year and 1997 county tax year).

                  (f) Tenant shall pay to Landlord on demand any Real Estate Taxes relating to the term of this lease which may have been prepaid by Landlord. With respect to any period at the expiration of the term of this lease which shall constitute a partial tax year, Tenant shall be responsible for the Real Estate Taxes allocable to such partial tax year and Landlord's tax statement shall apportion the amount of the Additional Rental due hereunder. The obligation of Tenant in respect of such Additional Rent applicable for the last year of the term of this lease or part thereof shall survive the expiration of the term of this lease.

                  (g) Tenant shall not, without Landlord's prior written consent, institute or maintain any action, proceeding or application in any court or body or with any governmental authority for the purpose of changing the Real Estate Taxes. However, if Landlord has failed to commence such a proceeding by the sixtieth (60th) day prior to the final date to file challenges for the tax year in question and Landlord has not provided to Tenant in writing, upon Tenant's written request, a reasonable justification for not doing so prior to such sixtieth (60th) day, then Tenant shall be permitted to commence such a proceeding for the tax year in question at Tenant's sole cost and expense, upon prior notice to Landlord and with the consent and cooperation of the other tenants in the Building (and with the tenants of 51 Charles Lindbergh Boulevard, Uniondale, New York in the event that the Real Estate Taxes are not apportioned between separate tax lots for the Building and 51 Charles Lindbergh Boulevard, Uniondale, New York). Reasonable justification for Landlord's failure to commence a tax certiorari proceeding shall include, without limitation, an agreement with the relevant taxing authorities not to file a tax certiorari proceeding made in connection with the settlement of a prior tax certiorari proceeding. In the event Tenant commences such a proceeding as permitted by this Article, Tenant shall furnish Landlord with copies of all documents delivered and received by or on behalf of Tenant in connection with said proceeding. Landlord agrees to cooperate with Tenant in commencing such a proceeding in Landlord's name and to execute any documentation reasonably requested by Tenant in connection with said proceeding. In the event any such action initiated by Landlord or Tenant is successful, then Tenant shall receive, or have credited against its Rent thereafter due (at Landlord's option), or, following termination of or expiration of this lease (provided such termination is not a result of Tenant's uncured default hereunder), Landlord shall reimburse Tenant for any tax refund or credit obtained thereby to the extent said Real Estate Taxes were actually paid by Tenant (after reimbursement for the appropriate expenses). The obligations of Landlord to reimburse or credit Tenant for any tax refund or credit obtained in accordance with this section (g) shall survive the expiration of the term of this lease.

                CONDITION OF PREMISES AND DELIVERY OF POSSESSION


         6. (a) Landlord acknowledges that Tenant currently occupies a portion of the Building in which the Demised Premises shall be constructed. Landlord agrees to deliver the Premises to Tenant on a "turn-key" basis and to perform all work and installations in accordance with the specifications annexed hereto as Schedule A and as otherwise provided in the Rental Plan and Work Plans annexed thereto (collectively, the "Rental Plan") annexed hereto as Exhibit 1 ("Landlord's Initial Construction"). Landlord's Initial Construction costs shall be calculated at the actual cost to Landlord (including, without limitation, site specific overhead costs; but excluding Landlord's non-site specific overhead and administrative costs, mark up and profit). In the event Landlord's Initial Construction costs shall exceed One Million ($1,000,000.00) Dollars (excluding any such costs incurred as a result of Tenant's request for changes in plans, materials, finishes or installations), Tenant shall pay to Landlord, as such additional costs are expended, a sum not to exceed Two Hundred Thousand ($200,000.00) Dollars. Landlord shall be responsible for any costs of Landlord's Initial Construction exceeding One Million Two Hundred Thousand ($1,200,000.00) Dollars (excluding any such costs incurred as a result of Tenant's request for changes in plans, materials, finishes or installations). Landlord's Initial Construction shall exclude any work associated with any other tenant or common area within the Building and the cost of splitting any and all utilities (including but not limited to heating, ventilating and air conditioning systems and sprinkler systems) and constructing demising walls. Landlord shall, at no cost to Tenant, assist Tenant with layouts and provide Tenant with architectural services in connection with Landlord's Initial Construction.

                  (b) If Landlord shall be unable to deliver possession of the Premises by the Rent Commencement Date, Landlord shall not be subject to any liability for such failure to give possession and Tenant hereby waives the provisions of Section 223-a of the Real Property Law of the State of New York and any other law of like import now or hereafter enacted.

                  (c) All of Landlord's Initial Construction shall be performed by licensed, reputable contractors in accordance with all applicable laws, codes, rules and regulations, and Landlord shall at its sole cost and expense, obtain all necessary permits, approvals, certificates of occupancy or certificates of completion required for Landlord's Initial Construction. Except as otherwise provided in this Article 6 and subject to the provisions of Article 12 herein, Landlord agrees to indemnify and hold Tenant harmless from any claim, damage, liability or expense arising out of Landlord's performance of Landlord's Initial Construction. Landlord shall provide Tenant with ten (10) business days' prior written notice of the date on which the Demised Premises shall be substantially completed. "Substantially Completed" or "Substantial Completion" or "Substantially Complete" as used herein is defined to mean when the construction is complete as evidenced by the issuance of a temporary or permanent certificate of occupancy (or the administrative approval to occupy the Demised Premises preceding the administrative issuance of such certificates) and when the Demised Premises are completed to such an extent as not to interfere with the Tenant's use, occupancy and substantially full enjoyment of the Demised Premises.

                  (d) (i) In the event that Tenant fails to vacate the space that it currently occupies and take possession of the Demised Premises on the date the Demised Premises shall be Substantially Complete (as defined in the foregoing Subsection), Tenant shall pay to Landlord, as Additional Rent, upon demand, a sum equal to three times the Minimum Annual Rent computed on a per diem basis for each day that Tenant fails to take possession of the Demised Premises following the date of Substantial Completion. (Notwithstanding the foregoing, Tenant shall not be liable for such Additional Rent, and Landlord shall not make a demand therefor, unless, until and to the extent Landlord shall be required to pay a penalty to Lockheed Martin Corporation ("Lockheed") pursuant to Article 7(b) of the Lease for a portion of the Building (entered into by Lockheed and Landlord contemporaneously with this Lease) by reason of Landlord's failure to complete the Initial Construction (defined therein) by June 7, 1998). Landlord shall permit Tenant and its contractors, suppliers and workmen access to the Demised Premises prior to the date of substantial completion in order for Tenant to install wiring for Tenant's telephone and computer systems and perform other work necessary to prepare the Premises for Tenant's use and occupancy. Subject to the provisions of Article 12 herein, Tenant shall indemnify and hold Landlord harmless from any claim, damage, liability or expense arising out of the foregoing Tenant's work. The scheduling and coordination of Tenant's contractors and their workmen and mechanics will be subject to reasonable regulation by Landlord and Landlord's contractor to avoid unreasonable interferences with labor employed by Landlord or Landlord's contractors.

                           (ii)  Landlord intends to complete Landlord's Initial
Construction in stages and to deliver the Demised Premises to Tenant in stages. In order to facilitate Landlord's completion of Landlord's Initial Construction and the work Landlord must perform to prepare a portion of the Building for occupancy by Lockheed, Tenant shall use reasonable efforts to take occupancy of the portions of the Demised Premises which have been Substantially Completed (as defined below) by the dates set forth on the Staging Schedule annexed hereto as Exhibit 5 (the"Staging Schedule") and to vacate the portions of Tenant's existing space by the dates set forth on the Staging Schedule (provided the related portion of the Demised Premises has been Substantially Completed by the respective date). For purposes of this Subsection (ii) only, a portion of the Demised Premises designated on the Staging Schedule shall be deemed to be Substantially Completed when such portion is completed to the extent it is a functional unit for the continued, uninterrupted operation of Tenant's business or the portion of Tenant's business to be conducted therein (but Landlord shall not be required to deliver a certificate of occupancy or other administrative approval of occupancy with respect to each such portion until the
entire  Demised  Premises  shall be Substantially   Completed as defined in the
Subsection  (i)  above).  Although  the  per  diem   penalty   referred   to  in
Subsection (i) above shall not apply to the delivery of the portions of the Demised Premises pursuant to the Staging Schedule (until the entire Demised Premises shall be Substantially Completed as defined in Subsection (i) above), Tenant's failure to make reasonable efforts to comply with its obligations under this Lease with respect to the Staging Schedule shall be a default under this Lease (but such default shall be subject to the applicable notice and cure periods set forth in this Lease). Such reasonable efforts of Tenant shall include, without limitation, the installation by Tenant of the wiring for Tenant's telephone and computer systems so that the portions of the Demised Premises set forth in the Staging Schedule shall be, by the date set forth in such schedule for the Substantial Completion of the portion of the Demised Premises in question, a functional unit for the continued, uninterrupted operation of Tenant's business as it relates to such telephone and computer systems.

          Notwithstanding anything to the contrary set forth in the foregoing grammatical paragraph, Tenant shall be in default of its obligations under this lease if it shall fail to comply with the Staging Schedule in the following respects:
                          (A)  In the event Landlord  shall  have  Substantially
Completed (as defined in Subsection (ii) above) the Hybrid Stockroom Area, the Loading Dock/Receiving Area, and the Quality Control Area shown on the Staging Schedule and shall have given Tenant at least ten (10) days prior written notice of the date of such Substantial Completetion, Tenant's failure to vacate the "ANC" space shown on the staging Schedule, within (10) days after Landlord's Sunstantial Completion of the Hybrid Stockroom Area, the Loading Dock/Receiiving Area, and the Quality Control Area, shall be deemed to be a default by Tenant under this lease.

                          (B) In the event  Landlord  Shall  have  Substantially
Completed (as defined in Subsection (ii) aboce) the Tenant's new "AMRAAM" space (located in the basement of the building) shown on the Staging Plan and shall have given Tenant at leat ten (10) days prior written notice of the date of such Substantial Completion, Tenant's failure to vacate the existing "AMRAAM" space (locatd on the first floor of the Building) shown on the Staging Schedule,within ten (10) days after Landlord's Substantial Completion of the new basement "AMRAAM" space, shall be deeemed to be a default by Tenant under this lease.

                          (iii)  Notwithstanding  anything to the  contrary set
forth in this Lease, in the event Tenant shall occupy a portion of the Demised Premises prior to Landlord's receipt of a certificate of occupancy or other administrative approval of Tenant's occupancy thereof as required under Subsection (ii) above, Landlord shall indemnify, defend and hold Tenant harmless against (a) any fines or penalties which may be imposed on Tenant by a governmental agency by reason thereof; (b) any moving or other relocating costs Tenant may reasonably incur by reason of vacating the subject portion of the Demised Premises pursuant to an order of a governmental agency and reoccupying the space previously occupied by Tenant for the same purpose as the space being vacated or other reasonably suitable and equipped space in the Building provided by Landlord; and (c) any direct damages described in the following sentence ("Direct Damages") which Tenant may reasonably incur by reason of down time during such relocation (but in no event shall Landlord be responsible for consequential or indirect damages such as the loss of new business or contracts). As to the Direct Damages referred to in (c) of the foregoing sentence, Landlord shall only be responsible for Direct Damages which Tenant shall reasonably incur by reason of down time in the laboratory areas set forth on Exhibit 6 hereto (as opposed to office and administrative areas) and the maximum Direct Damages Landlord shall be responsible for each day of down time of such areas is the amount set forth on such exhibit for each such area. Landlord shall only be responsible for such Direct Damages if (A) Tenant is ordered to discontinue use of the subject laboratory area and Tenant in fact discontinues use of such area and (B)_such order to discontinue use results from Tenant's occupying the subject area without a certificate of occupancy or other administrative approval to occupy rather than as a result of Tenant's specific use or manner of use of the subject area. Tenant hereby agrees that Landlord may contest, at Landlord's expense, any orde r that Tenant discontinue its operations in a certain area of the Demised Premises and that as long as Tenant is able to continue using the subject area during Landlord's contest of such order, Tenant shall continue to operate in such space.

                  (e)  Notwithstanding  anything to the  contrary  contained  in
Article 8 herein, during the period of Landlord's Initial Construction and the period of construction of the improvements to be made on behalf of Lockheed Martin Corporation if Landlord performs such improvements, Landlord shall give Tenant prior notice of scheduled interruptions of service, and Landlord shall use best efforts (which include the use of overtime services) not to materially interfere with Tenant's use and occupancy of the Premises.

                  (f) Notwithstanding the fact that Tenat shall use reasonable efforts to vacate the portions of its existing space pursuant to the Staging Schedule, Landlord and Tenant acknowledge that certain of Landlord's Initial Constrution shall be performed while Tenant is occupying its current space. Landlord hereby agrees not to unreasonably interfere with Tenant's use and occupancy of its current space during such construction and Landlord and Tenant hereby agree to cooperate in scheduling the work to be performed in such occupied areas.

                  (g) Tenant hereby agrees that,in connection with its vacating portions of its current space pursuant to the Staging Schedule, it shall remove all its personal property from such space, including, without limitation, filing cabinets and the contents thereof.

                  (h) For purposes of this lease "Administrative approval to occupy" shall be deemed to meanthe applicable agency's final inspection approval of the Landlord's initial construction. For purposes of articles 15 and 16 such final inspection approval shall relate to the portion of the Demised Premises being restored.

                               OPERATING EXPENSES


         7. (A)(i) For purposes of this lease, the term "Operating Costs" shall mean and include the aggregate of all those expenses to the extent incurred in respect to the operation and maintenance of the Real Property (as such term is defined in Subdivision (ii) below) in accordance with accepted principles of sound management and accounting practices as applied to the operation and maintenance of non-institutional first class research and development properties, including, only the following: rent and Additional Rent under the existing ground lease (without modification) with Nassau County covering the Real Property; all insurance carried by Landlord applicable to the Real Property (including, without limitation, primary and excess liability, all risk property coverage at replacement cost, flood insurance, boiler insurance and rent insurance); maintenance and repairs of grounds (including, without limitation, all landscaping, lawn maintenance, tree and shrub spraying, walks, parking and other vehicle ways and areas and common areas), underground conduits, pipes, line equipment and systems; repaving, resurfacing and painting (including line painting); removal of snow and ice; exterior and common area lighting and utilities; irrigation; sprinkler repair and maintenance; water; and roof repair and maintenance; and resurfacing and restriping of the parking lot. Operating Costs shall not include expenses incurred by Landlord for the following repairs to be made to the Real Property in connection with Landlord's acquisition of same: installation of roofing membrane, curbing, resurfacing and restriping of parking lot, and installation and/or relocation of lighting in parking lot.

                  (ii) The term "Real Property" shall be the land upon which the Building stands and any part or parts thereof utilized for parking, landscaped areas or otherwise used in connection with the Building, and the Building and other improvements appurtenant thereto.

         (B) Tenant shall pay to Landlord, as Additional Rent, Tenant's Proportionate Share of the Operating Costs as defined above without any "gross up" of said costs and further provided that the total amount of reimbursement to Landlord shall not exceed 100% as it relates specifically to the Real Property and the Building.

         (C) Commencing in the second Lease Year, Landlord shall render to Tenant a statement containing a computation of Tenant's Proportionate Share of the Operating Costs ("Landlord's Cost Statement") with respect to each Lease Year during the Term of this lease. Landlord estimates that the Operating Costs for the Building are currently approximately ($.35) cents per square foot, and are subject to future increases. On the first day of each month during the first Lease Year, Tenant shall pay to Landlord, as Additional Rent, an amount equal to one-twelfth (1/12) of Tenant's Proportionate Share of the estimated Operating Costs for the first Lease Year.

         (D) All Landlord's Cost Statements shall include the following amounts with respect to the Lease Year to which they apply: (i) the total Operating Costs incurred by Landlord during the Lease Year in question; (ii) Tenant's Proportionate Share of Operating Costs for such Lease Year; (iii) all amounts paid by Tenant during such Lease Year on account of the subject payment; and
(iv) the amount of the difference, if any, between such payment for such Lease Year and the amounts paid by Tenant during such Lease Year on account of the subject payment. On the later of fifteen (15) days after the rendition of such Landlord's Cost Statement or the date on which the next installment of Minimum Annual Rent is due, Tenant shall pay to Landlord, as Additional Rent, the amount of the difference referred to in (iv) above, if any. In addition, together with such payment, Tenant shall pay to Landlord, for each month that has transpired since the commencement of the current Lease Year and the rendition of the subject Landlord's Cost Statement, the difference between one-twelfth (1/12th) of Tenant's Proportionate Share of Operating Costs shown on such statements and the monthly payments toward Tenant's Proportionate Share of Operating Costs made by Tenant for the prior months of such current Lease Year. In addition, on the first day of each month following the rendition of the subject Landlord's Cost Statement, Tenant shall pay to Landlord, on account of the next payment due from Tenant for Operating Costs, one-twelfth (1/12th) of Tenant's Share of Operating Costs set forth on the subject Landlord's Cost Statement.


              REPAIRS, MAINTENANCE, FLOOR LOADS AND PARKING RESTRICTION


         8. (a) Tenant shall at all times keep and maintain the Premises in good order, condition and repair, and shall make all nonstructural repairs to the Premises, including, without limiting the generality of the foregoing, (i) maintenance and repair of the electrical, plumbing, sprinkler, heating, air conditioning, ventilation and all other mechanical systems servicing the Premises; (ii) regularly-scheduled cleaning and maintenance of the interior of the Premises; and (iii) the repair and maintenance of all plate glass. If Tenant fails to make any repairs or replacements required to be made by Tenant, Landlord may, without obligation, perform same for the account of Tenant at Tenant's expense and the cost thereof shall be due and payable by Tenant to Landlord as Additional Rent. In the event that structural repairs, replacements or alterations or any other repairs or replacements included under Article 8(b) hereof shall be necessitated or occasioned, in whole or in part, by the acts, omissions, or negligence of Tenant or any person claiming through or under Tenant or any of their servants, employees, contractors, agents, visitors or licensees, or by the use or occupancy or manner of use or occupancy of the Premises by Tenant, or any such person, Landlord shall make such repairs, replacements or alterations at Tenant's expense.

                  (b) Landlord shall be responsible for performing (i) maintenance and repair of the roof and structural elements of the Building; (ii) maintenance, replacement and repair of all common areas, landscaping, sidewalks, driveways and parking areas at the Building; and (iii) keeping the exterior premises clean and free of debris, snow and ice. Except for Landlord's obligation to keep the exterior premises clean and free of debris, snow and ice, Landlord shall not be required to commence any repairs required to be performed by it until after notice from Tenant that same are necessary, which notice, except in the case of an emergency, (which shall not require notice) shall be in writing and shall permit Landlord ten (10) days in which to commence such repair. When necessary by reason of accident or other casualty occurring in the Building or at the Premises or in order to make any necessary repairs, alterations or improvements in or relating to the Building or the Premises or other portions of Landlord's property, Landlord reserves the right to interrupt, temporarily, on written notice to Tenant (except in the case of an emergency, in which case no notice shall be required), the supply of utility services until said repairs or improvements shall have been completed. Landlord shall pursue such work with reasonable diligence and dispatch, and shall use reasonable efforts not to unreasonably interfere with Tenant's use and occupancy of the Demised Premises.

                  (c) Tenant shall not place a load upon any floor of the Premises which exceeds the floor load per square foot area which such floor was designed to carry. If Tenant shall desire a floor load in excess of that for which the floor of any portion of the Premises is designed, upon submission to Landlord of plans showing the location of and the desired floor live load for the area in question, Landlord may strengthen and reinforce the same, at Tenant's sole expense, so as to carry the live load desired. Business machines and mechanical equipment used by Tenant which cause vibration or noise that may be transmitted to or through the Building shall be placed and maintained by Tenant, at its expense, in settings of cork, rubber or spring-type vibration eliminators sufficient to eliminate such vibration or noise. Landlord hereby acknowledges that Tenant utilizes vibration labs and maintains a six thousand
(6000) gallon liquid nitrogen tank in the ordinary course of its business, and Landlord hereby consents to the use of such labs and the maintenance of such tank, provided that Tenant complies with all applicable laws, regulations and the provisions of this lease (including, without limitation, Article 11(d)), and further provided that such use and maintenance, not to exceed Tenant's current use and maintenance, does not unreasonably interfere with any other tenant's use and occupancy of its premises.

                  (d) Tenant shall comply with the following restrictions with respect to the Premises:

                           (i)      Tenant  shall  store all trash and refuse in
appropriate sealed and covered containers at the exterior of the Building and shall attend to the regular disposal and removal thereof. Tenant may continue to use the trash compactor that is currently located in the loading dock outside the Premises, provided such use is consistent with applicable laws, rules and regulations. American Financial Consultants, a current subtenant at the Premises, may continue to use the dumpster that is located outside the Building adjacent to the entrance of the portion of the Premises occupied by American Financial Consultants, provided such use is consistent with applicable laws, rules and regulations. Tenant agrees that the trash compactor and the dumpster may be located in parking spaces allocated for Tenant's use.

                           (ii) Tenant shall  receive all  deliveries,  load and
unload goods, merchandise, supplies, fixtures, equipment, furniture and rubbish only through proper service doors and loading docks serving the Building, but in no event through the main front entrance of the Building.Tenant may, however, receive deliveries and load and unload goods through the main entrance to Tenant's Premises.

                           (iii) Tenant shall not change the exterior  colors or
architectural treatment of the Premises or make any alterations or changes to the exterior of the Building or to the grading, planting or landscaping of the exterior of the Building without the consent of Landlord which shall not be unreasonably withheld. Landlord agrees that, during the term of this Lease and any extension or renewal thereof, Landlord shall not change the address of the Building or designate a name for the Building.

                           (iv)  Landlord  shall,  at  Landlord's  sole cost and
expense, install monument and directional signs outside the Building pursuant to the sign plan annexed hereto as Exhibit "5". Tenant shall not place or install or suffer to be placed or installed any other sign upon the Building or the Premises unless such sign shall be approved by Landlord and shall be harmonious with the signs of adjoining properties. Provided that Tenant complies with all applicable laws, codes, rules and regulations, Landlord shall not unreasonably withhold approval of Tenant's proposed signs. Landlord agrees that, during the term of this lease and any extension or renewal thereof, Landlord shall not consent to any other tenant's installation of a sign on the rear of the Building. In any event, except as otherwise provided in Exhibit "5" annexed hereto, Tenant shall not place or cause to be placed upon the Building any awning, canopy, banner, flag, pennant, aerial, antenna or the like. All signs or lettering on or about the Premises or the Building shall be neat and reasonable size. The following are strictly prohibited:

                  (x)      Paper signs and stickers;
                  (y)      Moving, flickering or flashing lights;
                  (z) Exposed neon or fluorescent tubes or other exposed light sources.

                           (v) Tenant shall have the right to use three  hundred
fifty (350) parking spaces, forty-five (45) of which shall be reserved for Tenant's use, as shown on Exhibit "2" annexed hereto. To the extent permitted by law, Tenant may permit the parking of vehicles on the streets and roadways adjoining or surrounding the Building. Tenant agrees that if Tenant or its employees violate the restrictions in this subsection or other lawful parking restrictions, such violators may be towed away by Landlord at Tenant's sole cost and expense.

                           (vi) Tenant shall not  manufacture  or store any item
which causes offensive odors, irritations, or any discomfort to occupants of the Building of which the Premises form a part.

                           (vii) Tenant and its employees shall have full access
and use of the cafeteria in the Building, which cafeteria shall be operated by the food service company that currently operates the cafeteria provided such operator continues to be mutually acceptable to Tenant and Lockheed Martin Corporation. Tenant's employees shall be permitted to use the cafeteria to consume "bag lunches". Landlord agrees that it shall not charge rent to the food service company that currently operates the cafeteria, provided that Landlord is not required to make repairs or improvements to the cafeteria. In the event that Landlord is required to make repairs or improvements to the cafeteria, Landlord may charge the food service company that operates the cafeteria, including the current food service operator, the amortized cost of such repairs or improvements.Landlord reserves the right to charge a fair rental to any food service company that may operate the cafeteria in the future in the event that Tenant assigns or sublets fifty (50%) percent or more of the Demised Premises.Landlord represents that it will maintain a cafeteria in the Building during the term of this lease, and that Landlord shall not decrease the size of the cafeteria during the term of this Lease. Tenant, at Tenant's sole cost and expense, shall install a card key system to provide Tenant with an exclusive means of access to and egress from the cafeteria to the Premises. Tenant may, upon prior notice to Landlord, construct a separate entrance to the cafeteria for the exclusive use of American Financial Consultants, a current subtenant of the Premises.

                           (e) (i) Tenant  may,  at its own cost  and   expense,
install and operate a microwave, satellite or other antenna communication systems (hereinafter the "Antenna") on the roof of the Building in an area which shall not interfere with the antenna to be installed by Lockheed Martin Corporation,another tenant in the Building. Tenant shall not install the Antenna until it receives the prior written approval of Landlord, which approval shall not be unreasonably withheld or delayed. Landlord may approve or amend the manner of the installation of the Antenna within five (5) business days of the date the Tenant submits plans and specifications for the location and installation of the Antenna. After Landlord's approval but prior to installation of the Antenna, Tenant shall submit to Landlord copies of all governmental and quasi-governmental permits, licenses and authorizations which Tenant will obtain at its own expense, a certificate of insurance evidencing insurance coverage as required herein and any other insurance reasonably required by Landlord for installation of Antenna.

                                    (ii)    Tenant  covenants  and agrees   that
neither Tenant nor its agents will cause any damage to the roof during the installation and operation of the Antenna. Tenant shall coordinate the
installation  of  the  Antenna  with   Landlord   and  Landlord's   contractors,
subcontractors and/or agents in their installation or replacement of the roof. Any mechanic's liens filed at any time against the Premises, for work claimed to have been performed or for materials claimed to have been furnished to Tenant or Tenant's contractors or subcontractors in connection with installation of the Antenna, shall be discharged or bonded by Tenant within thirty (30) days after filing by bonding, payment or otherwise, and upon Tenant's failure to timely discharge or bond any such lien, Landlord may discharge same through payment, bonding or otherwise and Tenant shall reimburse Landlord, upon demand, for all costs incurred by Landlord in connection therewith.

                                    (iii) If  Landlord's  insurance  premium  or
real estate tax assessment increases as a result of the Antenna,Tenant shall pay such increase each year, as Additional Rent, within fifteen (15) days' of Tenant's receipt of a bill from Landlord.

                                    (iv)  Tenant  covenants  and agrees that the
installation, operation, maintenance, repair and removal of the Antenna will be at its sole risk and expense. Tenant agrees to indemnify and defend Landlord against all claims, actions, damages, liability and expenses in connection with the loss of life, personal injury, damage to property or business or any other loss or injury arising out of the installation, operation or removal of the Antenna, unless caused by Landlord's willful misconduct or gross negligence.

                                    (v)     At any time  prior to the expiration
date of the Term of this lease, in the event Landlord determines that the operation of the Antenna is causing physical damage to the structural integrity of the Building, Landlord shall provide Tenant with ten (10) days' written notice of its intention to terminate operation of the Antenna.If Tenant fails to rectify the problem within said ten (10) day period (or fails to commence rectifying the problem and diligently proceed to rectify same in the event the problem cannot be rectified within such ten (10) day period), operation of the Antenna shall terminate upon the expiration of such ten (10) day period. Notwithstanding the foregoing,Landlord shall, at Tenant's sole cost and expense, repair any physical damage to the structural integrity of the Building caused by operation of the Antenna.

                                    (vi) At the expiration or sooner termination
of this lease or upon termination of the operation of the Antenna, Tenant shall, at Tenant's sole cost and expense, remove the Antenna from the Building. Tenant shall leave the portion of the Building where the Antenna was located in good order and repair, reasonable wear and tear excepted. If Tenant does not remove the Antenna when so required, Tenant hereby authorizes Landlord to remove and dispose of the Antenna and charge Tenant for all reasonable costs and expenses incurred. Tenant agrees that Landlord shall not be liable for any property disposed of or removed by Landlord.

                               TENANT'S ALTERATION

         9. Except as otherwise provided herein, after completion of the Demised Premises as set forth in Schedule A, Tenant shall not make, without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed, any installations, replacements, alterations, improvements or changes in or to the Premises (collectively, "Alterations"). In the event that Landlord withholds consent to Tenant's proposed Alterations, Landlord shall provide Tenant with the reason for such disapproval. Notwithstanding the foregoing, Tenant, without Landlord's prior consent, shall be permitted to: (i) make decorative alterations to the Premises consisting of painting, carpeting, wall and floor covering and installing or replacing ceiling tiles; (ii) install, replace or remove Tenant's trade fixtures and Tenant's personal property; and
(iii) make nonstructural  alterations to the Premises  including  alterations to the  electrical,  plumbing  and  gas  lines  provided  that  the  cost  of  such nonstructural alterations does not exceed $7,500.00 per project and further provided said alterations do not affect the exterior of the Building or the Building service systems used in common with other tenants of the Building. The nonstructural alterations set forth in (iii) above are herein referred to as "Minor Alterations". The term Alterations does not include subsections (i) and
(ii) above. All Minor Alterations shall be performed by licensed, reputable contractors in accordance with all applicable laws, codes, rules and regulations, and Tenant shall, at Tenant's sole cost and expense, obtain all necessary permits, approvals, certificates of occupancy or certificates of completion required for such Minor Alterations. All Alterations, Minor Alterations and all building service equipment made or installed by or on behalf of Tenant, shall immediately upon completion or installation thereof be and become the property of Landlord (except for purposes of sales tax which shall remain Tenant's obligation) and shall remain upon the Premises at the expiration or sooner termination of this lease. Notwithstanding the foregoing, all trade fixtures, movable partitions, furniture and furnishings installed at the expense of Tenant shall remain the property of Tenant and Tenant may remove the same or any part thereof during the term of this lease, or if the term shall end prior to the date herein specifically fixed for such termination, then within a reasonable time thereafter, but Tenant shall, at its expense, repair any and all damage to the Premises resulting from or caused by such removal. Title to any property which Tenant elects not to remove or which is abandoned by Tenant shall, at the end of the term, vest in Landlord.

         Tenant shall not make any Alterations other than Minor Alterations until it shall have first submitted to Landlord all drawings, plans, layouts and specifications for such work ("plans and specifications") and Landlord shall have approved or commented on same within five (5) business days from the date Tenant fully submits such plans and specifications to Landlord. In the event that Landlord fails to comment on such plans and specifications within ten (10) business days' of the date Tenant furnishes Landlord with all of the information required to be provided to Landlord herein, Landlord shall be deemed to have consented to such plans and specifications. All such Alterations to be performed by Tenant, excluding Minor Alterations, shall be in accordance with the approved plans and specifications and Landlord shall have the right at any time during the pendency of such Alterations to inspect the Premises and the manner of construction. All plans and specifications shall be compatible with the Landlord's building plans; comply with all applicable laws and the rules, regulations, requirements and orders of any and all governmental agencies, departments or bureaus having jurisdiction; and be fully detailed, including locations and complete dimensions. For all Alterations, including Minor Alterations, Tenant shall, at Tenant's expense, (i) cause all plans and specifications to be filed with the governmental agencies having jurisdiction thereover, if required by law, (ii) obtain when necessary all governmental permits, licenses and authorizations required for the work to be done in connection therewith, and (iii) obtain all necessary certificates of occupancy, both temporary and permanent. Landlord shall execute such documents as may be reasonably required in connection with the foregoing and Landlord shall otherwise cooperate with Tenant in connection with obtaining the foregoing, but without any expense to Landlord. No Alterations (including Minor Alterations) shall commence in the Premises until (i) Tenant has procured all necessary permits therefor and has delivered copies of same to Landlord, (ii) Tenant or its contractors has procured a paid builder's risk insurance policy with a combined single limit of Three Million ($3,000,000.00) Dollars for personal injury, death and property damage claims naming Landlord as an additional insured and has delivered to Landlord a certificate of insurance evidencing such policy, or Tenant has provided Landlord with documentation from its insurance carrier that the foregoing coverage for the work is provided by Tenant's insurance policies required to be carried pursuant to Article 12(d) herein; and
(iii) Tenant or its contractor has procured a workmen's compensation insurance policy covering the activities of all persons working at the Premises and has delivered to Landlord a certificate of insurance evidencing such policy. Tenant may use any licensed architect or engineer to prepare its plans and to file for permits. However, all such plans and permit applications for all Alterations (excluding Minor Alterations) shall be subject to review, revision and approval by Landlord or its architect. Any mechanic's liens filed at any time against the Premises, for work claimed to have been performed or for materials claimed to have been furnished to Tenant or Tenant's contractors or subcontractors, shall be discharged or bonded by Tenant within thirty (30) days after filing by bonding, payment or otherwise, and upon Tenant's failure to timely discharge or bond any such lien, Landlord may discharge same through payment, bonding or otherwise and Tenant shall reimburse Landlord, upon demand, for all costs incurred by Landlord in connection therewith. All such Alterations performed by or on behalf of Tenant, (excluding Minor Alterations) shall be subject to a five (5%) percent supervisory fee of Landlord, such fee not to exceed $20,000. If Landlord performs such Alterations on Tenant's behalf, Landlord shall not charge Tenant a supervisory fee.

                                    UTILITIES


         10. (a) Tenant shall, at its own expense, secure directly from a utility service provider fuel, heat, electricity and all other utilities required in connection with its use of the Premises. If permitted by law, Tenant may utilize a utility service provider of its choice. Landlord shall be obligated only to provide Tenant with utility lines and facilities, in working order, to service the Premises. All utilities shall be directly metered to Tenant with the exception of water, for which Tenant shall pay its Proportionate Share of such charges as Additional Rent on the later of ten (10) business days of its receipt of a bill therefor or the date that the next installment of Minimum Annual Rent is due. In the event that Tenant requires, uses or consumes water for any purpose in addition to ordinary lavatory purposes, Landlord may, at Tenant's sole cost and expense, install a water meter to measure Tenant's water consumption for all purposes, and Tenant shall pay such water charges, as measured by such meter, as Additional Rent on the later of ten (10) business days of its receipt of a bill therefor or the date that the next installment of Minimum Annual Rent is due. In the event that any other tenant of the Building uses or consumes water for any purpose in addition to ordinary lavatory purposes, Tenant shall not be required to pay for such other tenant's excess water usage. Utilities for the common areas of the Building, including the cafeteria, will be separately metered and Tenant shall be responsible to pay its Proportionate Share of the costs of such utilities as measured by such meter as Additional Rent on the later of ten (10) business days of its receipt of a bill therefor or the date that the next installment of Minimum Annual Rent is due. Notwithstanding anything to the contrary contained herein, Tenant shall only be responsible for the cost of utilities required by Tenant in connection with its use of the Premises during the period of time prior to installation of separate utility lines and facilities to service the Premises.

                  (b) Tenant shall be responsible for all deposits required by the respective utilities for service. Tenant shall comply with all requirements of the utilities supplying said service. Landlord shall have no responsibility for the installation of telephone or data service.

                         REQUIREMENTS OF LAW, SPRINKLERS


         11. (a) (i) Tenant shall promptly execute and comply with all statutes, ordinances, rules, orders, regulations and requirements (including those which require structural alterations based on Tenant's manner of use of the Premises) of the federal, state, county and local government and of any and all their departments and bureaus required and resulting from Tenant's use and occupancy or alteration of the Premises; for the correction, prevention or abatement of nuisances or other grievances in, upon, or connected with the Premises during the term; and shall also promptly comply with and execute all rules, orders and regulations of the New York Board of Fire Underwriters and the New York Fire Insurance Rating Organization or any other similar body for the prevention of fires at the Tenant's own cost and expense. In the event Tenant is required by the provisions of this paragraph to make a structural alteration, such alteration shall be made by Landlord at Tenant's sole cost and expense.

                           (ii) After completion of the Demised Premises  as set
forth in Schedule "A", in the event that a statute, ordinance, rule, order or regulation requires alterations or modifications to Building systems based on work performed by Landlord or performed by or on behalf of other tenants in the Building, Landlord shall perform such alterations or modifications at Landlord's sole cost and expense.

                  (b) Landlord shall keep and maintain any sprinkler system now or hereafter installed in the Premises in good repair and working condition. If the New York Board of Fire Underwriters or the New York Fire Insurance Exchange or any bureau, department or official of any federal, state or local governmental or quasi-governmental authority shall require any changes, modifications or alterations, including, without limitation, additional sprinkler heads or other equipment, to be made or supplied by reason of Tenant's business or the location of partitions, trade fixtures, or other contents of the Premises, or if such changes, modifications, alterations, additional sprinkler heads or other equipment in the Premises are necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate as fixed by said Exchange or by any Fire Insurance Company with respect to the Building, the Premises or any adjoining or nearby buildings or improvements, Tenant shall at Tenant's sole cost and expense, promptly make and supply such changes, modifications, alterations, additional sprinkler heads or other equipment.

                  (c) If by reason of Tenant's use and occupancy or abandonment of the Premises, or if by reason of the improper or careless conduct of any business upon or use of the Premises, the fire insurance rates for the Building, or any other tenants or occupants of the Building or any adjoining or nearby buildings or improvements (including contents and equipment coverage) shall at any time be higher than it otherwise would be, Tenant shall reimburse Landlord, as Additional Rent hereunder, for that portion of all fire insurance premiums charged to such other owners, tenants or occupants because of the improper or careless conduct of any business upon or use of the Premises to the extent that Landlord is required to pay such other owners, tenants or occupants, and shall make such reimbursement upon the first day of the month following billing thereof by Landlord. If by reason of any other tenant's use and occupancy or abandonment of their premises, or if by reason of any other tenant's improper or careless conduct of any business upon or use of any other premises in the Building, the fire insurance premiums for the Building shall at any time be higher than they otherwise would be, Landlord shall use reasonable efforts to collect such increases from such other tenants and, to the extent such sums are collected, shall reimburse Tenant for, that portion of all fire insurance premiums charged to Tenant because of any other tenant's improper or careless conduct of any business upon or use of any other premises in the Building.

                  (d) Tenant shall keep or cause the Premises to be kept free of Hazardous Materials (hereafter defined). Without limiting the foregoing, Tenant shall not cause or permit the Premises to be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce or process Hazardous Materials, except in compliance with all applicable federal, state and local laws or regulations, nor shall Tenant cause or permit, as a result of any intentional or unintentional act or omission on the part of Tenant or any subtenant, a release of Hazardous Materials onto the Premises or onto any other property. Tenant shall comply with and ensure compliance by all subtenants with all applicable federal, state and local laws, ordinances, rules and regulations, whenever and by whomever triggered, and shall obtain and comply with, and ensure that all subtenants obtain and comply with, any and all approvals, registrations or permits required thereunder. Tenant shall (A) conduct and complete all investigations, studies, samplings, and testing, and all remedial removal, and other actions necessary to clean up and remove all Hazardous Materials, on, from, or affecting the Premises (i) in accordance with all applicable federal, state and local laws, ordinances, rules, regulations, and policies, (ii) to the satisfaction of Landlord, and (iii) in accordance with the orders and directives of all federal, state, and local governmental authorities, and (B) defend, indemnify, and hold harmless Landlord, its employees, agents, officers, and directors, from and against any claims, demands, penalties, fines, liabilities, settlements, damages, costs, or expenses of whatever kind or nature, known or unknown, contingent or otherwise, arising out of, or in any way related to, (i) the presence, disposal, release, or threatened release of any Hazardous Materials which are on, from, or affecting the soil, water, vegetation, buildings, personal property, persons, animals, or otherwise; (ii) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Materials; (iii) any lawsuit brought or threatened, settlement reached, or government order relating to such Hazardous Materials; and/or (iv) any violation of laws, orders, regulations, requirements, or demands of government authorities, or any policies or requirements of Landlord which are based upon or in any way related to such Hazardous Materials, including, without limitation, attorney and consultant fees, investigation and laboratory fees, court costs, and litigation expenses. In the event this lease is terminated, or Tenant is dispossessed, Tenant shall deliver the Premises to Landlord free of any and all Hazardous Materials so that the conditions of the Premises shall conform with all applicable Federal, State and Local laws, ordinances, rules or regulations affecting the Premises. For purposes of this paragraph, "Hazardous Materials" includes, without limit, any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances, or related materials defined in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801 et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 9601, et seq.), and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state or local environmental law, ordinance, rule, or regulation. Notwithstanding anything to the contrary expressly contained in this Article 11(d), Tenant shall be permitted to store and handle Hazardous Materials used in the ordinary course of Tenant's business to the extent permitted by, and in compliance with, federal, state and local laws, rules and regulations.


                                    INSURANCE


         12. (a) Tenant shall not do anything, or suffer or permit anything to be done, in or about the Premises which shall result in a refusal by fire insurance companies of good standing to insure the Building or any such property in amounts reasonably satisfactory to Landlord.

                  (b) Tenant shall obtain and keep in full force and effect during the Term, at its own cost and expense, (i) replacement cost insurance on Tenant's machinery, equipment, furniture and fixtures, goods, wares, merchandise, improvements/betterments and business interruption/extra expense in sufficient amounts against damage caused by fire and all other perils covered by a standard all risk insurance policy; and (ii) coverage under the worker's compensation laws of the State of New York and employer's liability coverage; and (iii) comprehensive general liability insurance in the amount of at least $3,000,000.00 combined single limit for bodily injury and property damage, subject to reasonable deductibles, including all standard broad form comprehensive general liability extensions, including products liability and completed operations, without limitation. Contractual liability, if not written on a blanket basis, must be endorsed to cover indemnities specified herein.

                  (c) Said insurance is to be written by a good and solvent insurance company of recognized standing, admitted to do business in the State of New York with a Best rating of not less than AM Best A Minus . Tenant shall procure, maintain and place such insurance and pay all premiums and charges therefor and upon failure to do so Landlord may, but shall not be obligated to, procure, maintain and place such insurance or make such payments, and in such event the Tenant agrees to pay the amount thereof, plus interest at the maximum rate permitted by law, to Landlord on demand and said sum shall be in each instance collectible as Additional Rent on the first day of the month following the date of payment by Landlord. Tenant shall cause to be included in all such insurance policies a provision to the effect that the same will be non-cancelable except upon twenty (20) days written notice to Landlord. On the Rent Commencement Date the original insurance policies or appropriate certificates shall be deposited with Landlord. Any renewals, replacements or endorsements thereto shall also be deposited with Landlord to the end that said insurance shall be in full force and effect during the Term. Tenant shall be permitted to provide the insurance coverage required under this Article pursuant to blanket policies covering the Premises and other locations, provided the coverage maintained under such blanket policies conforms with the requirements of this Article.

                  (d) Each party agrees to use its best efforts to include in each of its insurance policies (insuring the Building and Landlord's property therein, in the case of Landlord, and insuring Tenant's property, in the case of Tenant, against loss, damage or destruction by fire or other casualty) a waiver of the insurer's right of subrogation against the other party, or if such waiver should be unobtainable or unenforceable (i) the inclusion of the other party as an additional insured, but not a party to whom any loss shall be payable, or
(ii) each party shall agree in writing to limit its right of recovery to the extent of the insurance required hereunder. If such waiver, agreement or permission shall not be, or shall cease to be, obtainable without additional charge or at all, each party shall pay the insurer's additional charge therefor, such waiver, agreement or permission shall be included in the policy, or the other party shall be named as an additional insured in the policy, but not a party to whom any loss shall be payable. In the event that Landlord shall be required to pay an additional charge to obtain a waiver of the insurer's right of subrogation against Tenant, Landlord shall not include such additional charges in Operating Costs. Each such policy which shall so name a party hereto as an additional insured shall contain, if obtainable, agreements by the insurer that the policy will not be cancelled without at least twenty (20) days prior notice to both insureds and that the act or omission of one insured will not invalidate the policy as to the other insured.

                  (e)   Landlord   shall  use   reasonable   efforts  to  obtain
competitive rates for the fire insurance policies insuring the Building.





                              DAMAGE OR DESTRUCTION


         13. (a) If the Building or the Premises or any part thereof shall be damaged by fire or other casualty and Tenant gives prompt notice thereof to Landlord, Landlord shall proceed with reasonable diligence to repair or cause to be repaired such damage. The Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) shall be abated to the extent that the Premises shall have been rendered untenantable, such abatement to be from the date of such damage or destruction to the earlier to occur of (i) Tenant's re-occupancy of the Premises or (ii) the date the Premises shall be substantially repaired or rebuilt, and such abatement to be in the proportion which the area of the part of the Premises so rendered untenantable bears to the total area of the Premises. For purposes of this Article, "substantially repaired or rebuilt" shall be deemed to occur upon the issuance of a certificate of occupancy or certificate of completion covering the portion of the Premises so repaired or rebuilt (or the administrative approval to re-occupy preceding the administrative issuance of such certificates).

                  (b) If the Premises shall be totally damaged or rendered wholly untenantable by fire or other casualty, and Landlord has not terminated this lease pursuant to Subsection (c) and Landlord has not completed the making of the required repairs and restored and rebuilt the Premises and/or access thereto within nine (9) months from the date of such damage or destruction, and such additional time after such date (but in no event to exceed three (3) months) as shall equal the aggregate period Landlord may have been delayed in doing so by unavoidable delays or adjustment of insurance, Tenant may serve notice on Landlord of its intention to terminate this lease, and, if within thirty (30) days thereafter Landlord shall not have completed the making of the required repairs and restored and rebuilt the Premises, this lease shall terminate on the expiration of such thirty (30) day period as if such termination date were the Expiration Date, and the Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) shall be apportioned as of such date and any prepaid portion of Rent and Additional Rent (excluding penalties and fees) for any period after such date shall be refunded by Landlord to Tenant.

                  (c) If the  Building  shall  be so  damaged  by fire or  other casualty that substantial alteration or reconstruction of the Building shall, in Landlord's opinion, be required, then in such event Landlord may, at its option, terminate this lease and the Term and estate hereby granted, by giving Tenant thirty (30) days notice of such termination within ninety (90) days after the date of such damage. In the event that such notice of termination shall be given, this lease and the Term and estate hereby granted, shall terminate as of the date provided in such notice of termination (whether or not the Term shall have commenced) with the same effect as if that were the Expiration Date, and the Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) shall be abated to the extent that the Premises shall have been rendered untenantable from the date of such damage to the termination date, and such Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) shall be apportioned as of the date of such damage or destruction and any prepaid portion of Minimum Annual Rent or Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) for any period after such date shall be refunded by Landlord to Tenant. Notwithstanding the foregoing, in the event Landlord terminates this lease pursuant to the provisions of this Article 13(c), and thereafter reconstructs a building substantially similar to the Building, at Tenant's option, this lease may be reinstated as of the date that the Demised Premises are substantially completed for the balance of the remainder of the term of this lease (or the Renewal Terms), and the Expiration Date (subject to Tenant's right to extend that date as permitted in Article 39) shall remain the date set forth in Article 2 herein.

                  (d) Landlord shall not be liable for any inconvenience or annoyance to Tenant or injury to the business of Tenant resulting in any way from such damage by fire or other casualty. Landlord will not carry insurance of any kind on Tenant's property, and Landlord shall not be obligated to repair any damage thereto or replace the same.

                  (e) This lease shall be considered an express agreement governing any case of damage to or destruction of the Building or any part thereof by fire or other casualty, and Section 227 of the Real Property Law of the State of New York providing for such a contingency in the absence of such express agreement, and any other law of like import now or hereafter enacted, shall have no application in such case.

                                  SUBORDINATION


         14. Provided Landlord shall deliver a Nondisturbance Agreement (defined below) with respect thereto, this lease shall be subject and subordinate at all times to the lien of any mortgages hereafter made provided same are made to a lending institution. This lease shall be subject and subordinate in all respects to the ground lease with Nassau County currently encumbering the Real Property (the "Nassau County Lease") and any modifications, extensions, renegotiations or replacements thereof with Nassau County. Provided Landlord shall provide Tenant with a Nondisturbance Agreement with respect thereto, this lease shall be subject and subordinate to any ground lease or underlying lease with a party other than Nassau County (herein referred to, respectively, as a "future ground lease" and a "future ground lessor") Tenant shall execute and deliver such further instrument or instruments subordinating this lease to the lien of any such mortgage or ground lease required by the applicable mortgagee or ground lessor to the extent Tenant shall be required to subordinate to the applicable mortgage or ground lease under this Article. As used in this lease, the term "lending institution" shall mean savings bank, savings and loan association, bank or trust company, real estate investment trust, investment bank or an affiliate thereof, insurance company, university, public or private, or employee, welfare, pension or retirement fund or system. Landlord shall obtain a subordination, non-disturbance and attornment agreement (a "Nondisturbance Agreement") on behalf of Tenant from any future mortgagee or future ground lease on such mortgagee's or lessor's standard form which shall provide, inter alia, that the leasehold estate granted to Tenant under this lease shall not be terminated or disturbed (nor the rights of Tenant impaired) by reason of the foreclosure of the mortgage or termination of the ground lease, so long as Tenant shall not be in default under this lease beyond the applicable notice and cure periods and shall pay all sums due under this lease without offsets or defenses thereto and shall fully comply with the terms, covenants and conditions of this lease on the part on Tenant to be performed and/or complied with, and in the event that such future mortgagee or future ground lessor (or their respective successor or assign) shall enter into and lawfully become possessed of the Premises covered by this lease and shall succeed to Landlord's rights hereunder, Tenant shall attorn to such successor as its landlord under this lease and, upon the request of such successor landlord, Tenant shall execute and deliver an attornment agreement in favor of the successor landlord, provided such landlord agrees to be bound by Tenant's rights and Landlord's obligations under this lease to the extent required under the Nondisturbance Agreement. The Nondisturbance Agreement shall also provide that casualty proceeds received by such future mortgagee or future ground lessor (or its successor or assign) after such party takes possession of the Real Property, shall be applied to the restoration of the Premises and the Building to the extent required under the Nondisturbance Agreement. In the event a future mortgagee or future ground lessor shall be unwilling to enter into a Nondisturbance Agreement, this lease shall remain in full force and effect and the obligations of Tenant shall not in any manner be affected except that, anything to the contrary contained in this lease notwithstanding, this lease shall not be subject and subordinate to such future mortgage or ground lease.

                  (b) Upon demand, Tenant shall furnish to Landlord certified balance sheets and operating statements for the past five (5) years and such other information, financial or otherwise, concerning Tenant which may reasonably be required by any prospective mortgagee. Notwithstanding the foregoing, if Tenant is a company that is publicly traded on a national stock exchange, Landlord shall accept quarterly and annual reports filed by Tenant with the Securities and Exchange Commission in lieu of the foregoing certified balance sheets and operating statements.

                  (c) In connection with any sale or financing of the Building, the sale, merger or other reorganization of Landlord, or if required by Nassau County, Tenant shall, upon not less than five (5) days' prior request by Landlord, execute, acknowledge and deliver to Landlord a statement in writing certifying (i) that this lease is unmodified and in full force and effect (or if there have been modifications that the same are in full force and effect as modified and identifying the modifications), (ii) the dates to which the Rent and other charges have been paid, and (iii) that so far as the person making the certificate knows, Landlord is not in default under any provision of this lease. It is intended that any such statement may be relied upon by any person proposing to acquire Landlord's interest in this lease, any prospective lessee under a new ground or underlying lease, any prospective purchaser of the Premises, or any prospective mortgagee, or assignee of any mortgage upon the Premises.



                                 INDEMNIFICATION


         15. (a) Tenant shall, to the fullest extent permitted by law and at its own cost and expense, defend and hold Landlord, its partners, directors, officers, members, employees, servants, representatives and agents harmless from and against any and all claims, loss, damages, expenses (including attorneys' fees, witnesses' fees and all court costs) and liability (including statutory liability) resulting from injury and/or death of any person or damage to or loss of any property arising out of any negligent or wrongful act, error or omission or breach of contract, in connection with the operations of Tenant. The foregoing indemnity shall include injury or death of any employee of Tenant but shall be limited to the extent of the insurance provided to protect against such loss or claim. All of the foregoing shall relate only to the operations of and by Tenant and shall not apply with regard to acts, omissions or negligence of Landlord or its representatives.

                  (b) Landlord shall, to the fullest extent permitted by law and at its own cost and expense, defend, indemnify and hold Tenant, its partners, directors, officers, members, employees, servants, representatives and agents harmless from and against any and all claims, loss, damages, expenses (including attorneys' fees, witnesses' fees and all court costs) and liability (including statutory liability), resulting from injury and/or death of any person or damage to or loss of any property arising out of any negligent or wrongful act, error or omission or breach of contract, in connection with the operations of Landlord. The foregoing indemnity shall include injury or death of any employee of Landlord but shall be limited to the extent of the insurance provided to protect against such loss or claim. All of the foregoing shall relate only to the operations of and by Landlord and shall not apply with regard to acts, omissions or negligence of Tenant or its representatives.




                                 EMINENT DOMAIN


         16. (a) If the whole of the Premises be taken under the power of eminent domain for any public or quasi-public improvement or use, the term of this lease shall expire as of the date of vesting of title in the condemning authority, or if such date of vesting of title is not the date that Tenant is dispossessed, then this lease shall expire as of the date that Tenant is dispossessed of the Premises.

                  (b) If 25% or more of the Premises is taken under the power of eminent domain or for any public or quasi-public purpose, Landlord or Tenant shall have the option of cancelling and terminating this lease by written notice served within sixty (60) days after the taking, and this lease shall thereupon expire on the 90th day after the serving by Landlord or Tenant of said notice.

                  (c) If less than 25% of the Premises is taken, this lease shall remain in full force and effect, however, Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) shall be reduced in proportion to the percentage of square feet of the Premises so taken. If Tenant's parking area only is taken, then (i) if 25% or less is taken, this lease shall not terminate but Minimum Annual Rent only shall, unless Landlord provides substitute parking, substantially equal in size to that which was taken, within sixty (60) days after the taking, for Tenant within reasonable walking distance of the Premises, be apportioned pro rata in accordance with the size and usefulness of the portion taken; or (ii) if more than 25% is taken, then, unless Landlord provides substitute parking, substantially equal in size to that which was taken, and within reasonable walking distance of the Premises, within sixty (60) days after the taking, this lease shall, at the option of Tenant, by written notice served between the 61st and 90th days after the taking, be canceled and terminated effective sixty (60) days from the date of said taking and if such notice is not served, this lease shall not terminate but Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) only shall be apportioned pro rata in accordance with the size and usefulness of the portion taken.

                  (d) If this lease is not terminated or terminable under the provisions of this Article 16, Landlord shall, with reasonable dispatch and at Landlord's sole cost and expense, restore, reconstruct and rebuild the remaining portion of the Premises and the Building and all the appurtenances, equipment, utilities, facilities and installations to their condition prior to such taking, in such manner that the resulting building and parking area and driveways shall be a complete and integrated structural, architectural and functional unit similar to and of equal material and workmanship to the Building and parking area and driveways prior to such taking, with all the appurtenances, equipment, utilities, facilities and installations throughout in good working order so as to put both the parking area and driveways and the Premises in proper condition to be used by Tenant for the same purposes as at the time of such taking, all in accordance with plans and specifications to be prepared by Landlord, at the sole cost and expense of Landlord.

                  (e) If the nature of the work to be performed as a result of the taking is such as to prevent the operation of the business (or any part thereof) then being conducted thereon, or to make it impractical so to do, then the Minimum Annual Rent and Additional Rent (excluding accrued penalties, fees and reimbursements due Landlord) and other charges to be paid by Tenant under this lease shall abate (pro rata based on the extent of the business so prevented) until substantial completion of such work by Landlord such that Tenant shall be able to operate its business. Substantial completion, for purposes of this Article, shall be deemed to occur on the issuance of the certificate of occupancy or certificate of completion (or the administrative approval to occupy preceding the administrative issuance of such certificates).

                  (f) In the event of any taking under the power of eminent domain, Tenant shall be entitled to bring a claim against the condemning authority for the value of its leasehold interest. The right granted to Tenant under this Article 16(f) is personal to Frequency Electronics, Inc. and is not transferable by operation of law or otherwise.


                            RIGHT TO SUBLET OR ASSIGN


         17. Landlord shall not unreasonably withhold or delay its consent to an assignment of this lease or to a subletting of all or a portion of the Demised Premises, provided that any such assignment or subletting shall be made solely upon the following terms and conditions:

                  (a) No  assignment  and no subletting  shall become  effective unless and until Tenant shall have given Landlord at least ten (10) business days' prior written notice ("Tenant's Notice") of such proposed assignment or proposed bona fide subletting, together with a statement containing the name and address of the proposed sublessee or assignee and information as to the nature of the business of the sublessee or assignee, the approximate length of the term, and the approximate size of the space being covered thereby. Landlord hereby agrees not to contact or negotiate with the proposed subtenant or assignee identified in Tenant's Notice for purposes of renting to such proposed subtenant or assignee any additional space in the Building or any property owned by Landlord until the earlier of the consummation of Tenant's sublease or assignment transaction, or such time as Tenant and the proposed subtenant or assignee cease negotiations (unless Landlord is already negotiating a transaction with the proposed subtenant or assignee at the time Landlord receives Tenant's Notice, in which case Landlord may continue such negotiations).

                  Upon receipt of Tenant's Notice, Landlord shall thereupon have the option, exercisable by written notice given within ten (10) business days after Landlord's receipt of Tenant's Notice to: (i) approve the assignment or subletting; or (ii) disapprove the assignment or subletting because the proposed use of the proposed subtenant or assignee shall jeopardize the structural integrity of the Building or the environmental condition of the Building or the Real Property or be in violation of or conflict with the existing zoning regulations or the existing certificate of occupancy of the Building. Landlord shall state the reason for its disapproval. Failure by Landlord to respond to Tenant within ten (10) business days after its receipt of Tenant's Notice shall be deemed approval.

                  (b) There shall be no default by Tenant under any of the terms, covenants and conditions of this lease beyond any applicable notice and/or grace period at the time that Landlord's consent to any such subletting or assignment is requested and on the date of the commencement of the term of any such proposed sublease or the effective date of any such proposed assignment.

                  (c) Upon receiving Landlord's written consent, a duly executed copy of the sublease or assignment shall be delivered to Landlord within ten
(10) days after execution thereof. Any such sublease shall provide that the sublessee shall comply with all applicable terms and conditions of this lease to be performed by Tenant hereunder. Any such assignment of lease shall contain an assumption by the assignee of all of the terms, covenants and conditions of this lease to be performed by Tenant. Notwithstanding the foregoing, no such assignment or subletting shall release or relieve Tenant from any obligations or liability pursuant to the lease, for the entire remaining lease Term, except that Tenant shall not be liable for increased obligations resulting from amendments or extensions made without its consent.

                  (d) Tenant may, without Landlord's consent, sell, assign and transfer this lease and/or sublease all or any part of the Demised Premises to an "Affiliated Entity" or to a "Successor Entity." An "Affiliated Entity" shall be any corporation, partnership or other entity which is controlled by, under common control with, or which itself controls Tenant, as indicated by direct or indirect ownership of at least a 51% beneficial or legal interest in the entity so controlled. A "Successor Entity" shall be any corporation, partnership or other entity to which Tenant may sell all or substantially all of its assets or into or with which Tenant shall be consolidated or merged.

                  (e) If this lease be assigned, or the Demised Premises or part thereof be sublet, in violation of the provisions of this Lease, Landlord, at its option, may collect rent from the assignee or occupant or, then or later, institute an appropriate action for recovery of possession and/or rent. In either event, Landlord may apply the net amount collected to the rent herein reserved, but no such assignment, occupancy or collection shall be deemed either as a waiver of any of the provisions hereof or an acceptance of the assignee, undertenant or occupancy as a tenant, or as a release of Tenant from further performance by Tenant of Tenant's obligations under this lease. Consent by Landlord to an assignment or subletting shall not, in any way, be considered to relieve Tenant from obtaining the express written consent of Landlord to any other or further assignment or subletting.

                  (f) For purposes of this Article, (i) except if such tenant or subtenant's stock is traded on a national exchange, the transfer of a majority of the issued and outstanding capital stock of any corporate tenant or of a corporate subtenant, or the transfer of a majority of the total interest in any partnership (or other type of entity) tenant or subtenant, however accomplished, whether in a single transaction or in a series of related or unrelated transactions, shall be deemed an assignment of this lease, or of such sublease, as the case may be; (ii) any person or legal representative of Tenant, to whom Tenant's interest under this lease passes by operation of law or otherwise, shall be bound by the provisions of this Article; and (iii) a modification or amendment of a sublease shall be deemed a sublease.

                  (g) Whenever Tenant shall claim under this Article or any other part of this lease that Landlord has unreasonably withheld or delayed its consent to some request of Tenant, Tenant shall have no claim for damages by reason of such alleged withholding or delay, and Tenant's sole remedy thereof shall be a right to obtain specific performance or injunction but in no event with recovery of damages, except that the prevailing party in any such action shall be entitled to attorneys' fees from the unsuccessful party. Notwithstanding the foregoing, in the event Tenant maintains that Landlord has unreasonably withheld or delayed its consent to a proposed assignment or sublease, Tenant shall have the additional right of requiring binding arbitration of such issue on the following terms:

                           (i)      Such  arbitration  shall be before the  then
current sitting or acting Chairman of the Real Estate Committee of the Nassau County Bar Association or an attorney (with at least ten (10) years in real estate law) selected by such Chairman if such Chairman is unable to act as the arbitrator hereunder.

                           (ii)  Such  arbitration  shall  be  conducted  on  an
expedited basis such that it shall be completed within the twenty (20) day period (the "Arbitration Period") after Landlord receives Tenant's written notice that it desires to arbitrate the reasonableness of Landlord's refusal to consent. The hearing before the arbitrator shall not exceed one day and the arbitrator shall render his decision prior to the end of the Arbitration Period.

                           (iii) The decision of the arbitrator shall be binding
upon Landlord and Tenant. In the event the arbitrator shall find that Landlord had unreasonably withheld its consent to the proposed assignment or sublease, the arbitrator shall also require Landlord to pay to Tenant the sum of $50,000. The decision of the arbitrator may be enforced by a court of competent jurisdiction.

                           (iv) The losing  party shall pay the  expenses of the
arbitration.

                  (h) Tenant shall not mortgage, pledge, hypothecate or otherwise encumber its interest under this lease without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed in connection with a financing by Tenant involving a pledge of this lease along with other substantial assets of Tenant.

                  (i) Landlord shall not be deemed to have unreasonably withheld its consent if it refuses to consent to a subletting or assignment to an existing tenant located at 51 or 60 Charles Lindbergh Boulevard, Uniondale, New York , or if it refuses to consent to a subletting or assignment if Landlord has comparable space available in the Building. Upon written request, Landlord shall provide Tenant with its rental listings for 60 Charles Lindbergh Boulevard, Uniondale, New York. (j) Landlord shall not be deemed to have unreasonably held its consent if it refuses to approve a sublease of less than 10,000 square feet of the Demised Premises.

                  (j) Landlord shall not be deemed to have unreasonably held its consent if it refuses to approve a sublease of less than 10,000 square feet of the Demised Premises.

                  (k) Notwithstanding the foregoing, Tenant agrees that it and anyone holding through Tenant shall not sublet or assign all or any portion of the Demised Premises to any subtenant or assignee who will use the Demised Premises or a portion thereof for any of the following designated uses nor for any other use which is substantially similar to any one of the following designated uses:

                           (i)  federal,  state or local governmental  division,
department or agency which generates heavy public traffic, including, without limitation, court, social security offices, labor department office, drug enforcement agency,motor vehicle agency, postal service, or military recruitment office;

                           (ii)  union or labor organization;

                           (iii) office for the practice of medicine,  dentistry
or the rendering of other healthrelated services where such health related services include the performance of medical procedures (the performance of laboratory testing where no medical procedures on individuals are performed shall not be prohibited under this restriction);

                           (iv)   insurance   claims   office   that   does  not
exclusively process claims, including, but not limited to,unemployment insurance or worker's compensation insurance; and/or
                           (v)   office for the sale of securities concentrating
in small capitalized stocks or highly speculative securities with a density of more than one person per two hundred (200) square feet of space.

                  (l) Notwithstanding anything contained in this Article to the contrary, Tenant and its agents shall not engage in written or electronic advertising which advertises any space in the Demised Premises as being available for subletting or assignment at a specific dollar rental rate less than the rate set forth in Landlord's open listing for space available in the Building or 51 or 60 Charles Lindbergh Boulevard.

                  (m) Notwithstanding anything to the contrary expressly contained in this Article 17, Landlord hereby consents to the existing sublease between Tenant and American Financial Consultants, Inc. ("American Financial"). Landlord also consents to a new sublease (or an extension of the existing sublease) with American Financial provided such new lease (i) commences immediately after the expiration of the existing sublease; (ii) is substantially in the same form and on the same terms as the proposed new sublease delivered by Tenant to Landlord prior to the date of this Lease except that it may have a term of up to five (5) years instead of the three (3) year term presently provided in such new sublease, and (iii) it shall cover only the portion of the Building marked as "American Financial" on the floor plan annexed hereto as
Exhibit 4 to this Lease.

                         RIGHT TO INSPECT; POSTING SIGNS


         18. (a) Tenant shall permit Landlord or Landlord's agents to enter the Premises on reasonable notice and at all reasonable hours, except in the case of an emergency, in which case no notice shall be required, for the purpose of (i) inspecting the same; (ii) making repairs required by the terms of this lease to be made by Tenant and which Tenant neglects or refuses to make; (iii) exhibiting the Premises to ground lessors, prospective purchasers and mortgagees; (iv) during the nine (9) months preceding the expiration of this lease, exhibiting the Premises to brokers and prospective tenants, such showing limited to those areas which Tenant has not designated as "secure" areas; and (v) for the purpose of making any additions or alterations to the Building or to any surrounding building provided, in each and every case, Landlord shall use its reasonable efforts not to unreasonably interfere with the conduct of Tenant's business at the Premises. If admission to the Premises cannot be obtained in the case of an emergency Landlord or Landlord's agents may enter the Premises by any lawful means without rendering Landlord or its agents liable to Tenant for damages by reason thereof.

                  (b) During the nine (9) months preceding the end of the term, Landlord may post and maintain, without hindrance or molestation, signs or notices indicating that the Premises are for sale and/or for rent; however, no such sign shall be affixed to a door or window of the Premises.



                                   BANKRUPTCY


         19. (a) If, at any time prior to the commencement of the term of this lease, or if at any time during the term, there shall be filed by or against Tenant in any court, pursuant to any statute, either of the United States or of any State, a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property, and within thirty (30) days thereof Tenant fails to secure a discharge thereof, or if Tenant makes an assignment for the benefit of creditors or petition for or enters into an arrangement, this lease, at the option of Landlord, exercised within a reasonable time after notice of the happening of any one or more of such events, may be canceled and terminated, in which event neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court, shall be entitled to possession or to remain in possession of the Premises but shall forthwith quit and surrender the Premises, and Landlord, in addition to any other rights, may retain any rent, security deposit or monies received by it from Tenant or others in behalf of Tenant as partial liquidated damages.

                  (b) In the event of the termination of this lease pursuant to paragraph (a) of this Article 19, Landlord shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the Rent reserved hereunder for the unexpired portion of the term and the then fair and reasonable rental value of the Premises for the same period. In the computation of such damages, the difference between any installment of Rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of 4% per annum. If the Premises, or any part thereof, be relet by Landlord for the unexpired term of this lease, the amount of rent reserved upon such reletting shall prima facie be the fair and reasonable rental value for the part or the whole of the Premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination an amount equal to the maximum allowed by any statute or rule of law, in effect at the time when, and governing the proceeding in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

                                     DEFAULT


         20. (a) If Tenant shall fail to pay any installment of Minimum Annual Rent or any Additional Rent or other charges within ten (10) days of the day on which same are required to be paid hereunder and Tenant fails to cure such default within five (5) days after notice by Landlord, or if Tenant defaults in fulfilling any of the other covenants of this lease and such default shall continue for a period of twenty (20) days after notice, or if Tenant shall dissolve or liquidate or commence to dissolve or liquidate, or if the Premises become vacant or deserted, or if the said default or omission complained of shall be of such a nature that the same cannot be completely cured or remedied within said twenty (20) day period, and if Tenant shall not have diligently commenced during such default within such twenty (20) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such default, then, in any one or more of such events, Landlord may serve a written three (3) day notice of cancellation of this lease upon Tenant, and upon the expiration of said three (3) days, this lease and the term thereunder shall end and expire as fully and completely as if the date of expiration of such three (3) day period were the day herein definitely fixed for the end and expiration of this lease, and the term thereof, and Tenant shall then quit and surrender the Premises to Landlord but Tenant shall remain liable as hereinafter provided. If Tenant shall default (i) in the timely payment of any item of Rent and such default shall continue or be repeated for three consecutive months or for a total of four months in any period of twelve months, or (ii) in the performance of any particular term, condition or covenant of this lease more than six times in any period of twelve months, then, notwithstanding that such defaults shall have each been cured within the period after notice, if any, as provided in this lease, any further similar default shall be deemed to be deliberate and Landlord thereafter may serve a written ten (10) day notice of termination of this lease to Tenant without affording to Tenant an opportunity to cure such further default.

                  (b) If (i) the notice provided for in paragraph (a) above shall have been given and the term shall expire as aforesaid, or (ii) if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Premises or any part thereof shall be taken or occupied or attempted to be taken or occupied by someone other than Tenant, or (iii) if Tenant shall make default with respect to any other lease between Landlord and Tenant, or (iv) if Tenant shall fail to move into or take possession of the Premises within fifteen (15) days after commencement of the term of this lease, then, and in any of such events, Landlord may re-enter the Premises by any lawful means, and dispossess Tenant (or the legal representative of Tenant or other occupant of the Premises) by summary proceedings or otherwise and remove their effects and hold the Premises as if this lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or notice of intention to institute legal proceedings to that end.

                              REMEDIES OF LANDLORD


         21. (a) If this lease is terminated or if Landlord re-enters the Premises under Article 20 or any other such default provision contained herein, Tenant shall pay to Landlord as damages sums equal to the Minimum Annual Rent and Additional Rent that would have been payable by Tenant through and including the Expiration Date had this lease not terminated or had Landlord not re-entered the Premises, payable upon the due dates therefor specified in this lease; provided, that if Landlord shall relet all or any part of the Premises for all or any part of the period commencing on the day following the date of such termination or re-entry to and including the Expiration Date, Landlord shall credit Tenant with the net rents received by Landlord from such reletting, such net rents to be determined by first deducting from the gross rents as and when received by Landlord from such reletting the expenses incurred or paid by Landlord in terminating this lease and of re-entering the Premises and of securing possession thereof, as well as the expenses of reletting, including, without limitation, altering and preparing the Premises for new tenants, brokers' commissions, and all other expenses properly chargeable against the Premises and the rental therefrom in connection with such reletting, it being understood that any such reletting may be for a period equal to or shorter or longer than said period; provided, further, that (i) in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord under this lease, (ii) in no event shall Tenant be entitled, in any suit for the collection of damages pursuant to this Article 21(a), to a credit in respect of any net rents from a reletting except to the extent that such net rents are actually received by Landlord prior to the commencement of such suit, and (iii) Landlord shall have no obligation to so relet the Premises and Tenant hereby waives any right Tenant may have, at law or in equity, to require Landlord to so relet the Premises.

         Suit or suits for the recovery of any damages payable hereunder by Tenant or any installments thereof, may be brought by Landlord from time to time at its election, and nothing contained herein shall require Landlord to postpone suit until the date when the Term would have expired but for such termination or re-entry. In all cases hereunder, and in any suit, action or proceeding of any kind between the parties, it shall be presumptive evidence of the fact of the existence of a charge being due, if Landlord shall produce a bill, notice or certificate of any public official entitled to give such bill, notice or certificate to the effect that such charge appears of record on the books in his or her office and has not been paid.

                  (b) Nothing contained in this lease shall be construed as limiting or precluding the recovery by Landlord against Tenant of any sums or damages to which, in addition to the damages relating to Tenant's failure to pay Minimum Annual Rent and Additional Rent particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. Anything in this lease to the contrary notwithstanding, during the continuation of any default by Tenant, Tenant shall not be entitled to exercise any rights or options, or to receive any funds or proceeds being held, under or pursuant to this lease.

                  (c) The specified remedies to which Landlord may resort hereunder are cumulative and are not intended to be exclusive of any other remedies or means of redress to which Landlord may lawfully be entitled, and Landlord may invoke any remedy allowed at law or in equity as if specific remedies were not herein provided for.


                                 ATTORNEY'S FEES


         22. If Tenant shall at any time be deemed by Landlord to be in default hereunder, and if Landlord shall institute an action or summary proceeding against Tenant based upon such default and Landlord shall be successful, or if Landlord shall otherwise engage an attorney in connection with the enforcement of any provision of this lease and Tenant shall actually be in default of such provision, then Tenant shall reimburse Landlord for the reasonable expenses of attorney's fees and disbursements incurred by Landlord. The amount of such expenses shall be deemed to be "Additional Rent" hereunder and shall be due from Tenant to Landlord on the first day of the month following the incurring of such expenses.

                WAIVER OF REDEMPTION, COUNTERCLAIM, TRIAL BY JURY


         23. Tenant hereby expressly (i) waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Premises by reason of the violation by Tenant of any of the covenants and conditions of this lease or otherwise. Landlord and Tenant hereby waive trial by jury in any action, proceeding or counterclaim brought by either of them against the other with respect to any matters arising out of or connected with this lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the Premises, and/or any claim of injury or damage and any emergency statutory or any other statutory remedy.



                                    NO WAIVER


         24. No act or thing done by Landlord or Landlord's agents during the term hereby demised shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept such surrender shall be valid unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the Premises prior to the termination of this lease. The delivery of keys to any employee of Landlord or of Landlord's agents shall not operate as a termination of this lease or a surrender of the Premises. The failure of Landlord to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this lease shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of Rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach. No provision of this lease shall be deemed to have been waived by Landlord unless such waiver be in writing signed by Landlord. The words "re-enter" and "re-entry" as used herein are not restricted to their technical legal meaning.

                                   END OF TERM


         25. (a) On the last day of the term hereof or on the earlier termination thereof, Tenant shall peaceably and quietly leave, surrender and deliver the Premises up to Landlord, debris-free, together with any and all alterations, changes, additions, and improvements which may have been made upon the Premises (except movable furniture or movable trade fixtures installed at the expense of Tenant), in working order and condition, except for reasonable wear and tear and damage by fire, other insured casualty or the elements excepted, and Tenant shall remove all of its personal property from the Premises and any property not so removed shall be deemed to have been abandoned and may be appropriated, sold, stored, destroyed or otherwise disposed of by Landlord without notice to Tenant and without obligations to account therefor. Tenant's obligation under this Article 25 shall survive the expiration or other termination of this lease.

                  (b) In the event of any holding over by Tenant after the expiration or termination of this lease without the consent of Landlord, for any period beyond the First Extension Term or Second Extension Term, as the case may be (as defined in Article 38 herein) Tenant shall:

                           (i) pay as holdover  rental  for  each  month  of the
holdover tenancy an amount equal to two hundred (200%) percent of the Minimum Annual Rent payable by Tenant for the last month prior to the Expiration Date of the term of this lease, and otherwise observe, fulfill and perform all of its obligations under this lease, including but not limited to, those pertaining to Additional Rent, in accordance with its terms;

                           (ii) be liable to  Landlord  for any  payment or rent
concession which Landlord may be required to make to any tenant in order to induce such tenant not to terminate an executed lease covering all or any portion of the Premises by reason of the holdover over by Tenant; and

                           (iii) be liable to Landlord for any damages  suffered
by Landlord as the result of Tenant's failure to surrender the Premises.

                  No holding over by Tenant after the Term shall operate to extend the Term.

                  The holdover, with respect to all or any part of the Premises, of a person deriving an interest in the Premises from or through Tenant, including, but not limited to, an assignee or subtenant, shall be deemed a holdover by Tenant.

                  Notwithstanding anything in this Article contained to the contrary, the acceptance of any Rent paid by Tenant pursuant to this Paragraph 25(b), shall not preclude Landlord from commencing and prosecuting a holdover or eviction action or proceeding or any action or proceeding in the nature thereof. The preceding sentence shall be deemed to be an "agreement expressly providing otherwise" within the meaning of Section 232-c of the Real Property Law of the State of New York and any successor law of like import.

                  (c) If at any time during the last month of the term of this lease Tenant shall have removed all or substantially all of Tenant's property from the Premises, Landlord may, and Tenant hereby irrevocably grants to Landlord a license to, immediately enter and alter, renovate and redecorate the Premises, without elimination, diminution or abatement of Minimum Annual Rent or Additional Rent, or incurring liability to Tenant for any compensation, and such acts shall have no effect upon this lease.


                                     BROKER


         26. Tenant represents that this lease was not brought about by any broker and all negotiations with respect to this lease were conducted exclusively between Landlord and Tenant. Tenant agrees that if any claim is made for commissions by any broker , through or on account of any acts of Tenant, Tenant will hold Landlord free and harmless from any and all liabilities and expenses in connection therewith, including Landlord's reasonable attorney's fees.

                                 QUIET ENJOYMENT


         27. Landlord covenants that if and so long as Tenant pays the Minimum Annual Rent and Additional Rent and other charges reserved by this lease, and performs all the terms, covenants and conditions of this lease on the part of Tenant to be performed, Tenant shall quietly enjoy the premises subject, however, to the terms of this lease and of any mortgage or mortgages to which this lease by its terms is subject.



                            NONLIABILITY OF LANDLORD


         28. (a) Landlord and Landlord's agents and employees shall not be liable for, and Tenant waives all claims for, loss or damage to Tenant's business or damage to person or property sustained by Tenant resulting from any accident or occurrence (unless caused by or resulting from the negligence or intentional acts or omissions of Landlord, its agents, servants or employees other than accidents or occurrences against which Tenant is insured) in or upon the Premises or the Building, including, but not limited to, claims for damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) injury done or occasioned by wind; (iii) any defect in or failure of plumbing, heating or air conditioning equipment, electric wiring or installation thereof, gas, water, or steam pipes, stairs, porches, railings or walks; (iv) broken glass; (v) the backing up of any sewer pipe or downspout; (vi) the bursting, leaking or running of any tank, tub, washstand, water closet, waste pipe, drain or other pipe or tank in, upon or about the Building or the Premises; (vii) the escape of steam or hot water; (viii) water, snow or ice being upon or coming through the roof, skylight, trapdoor, stairs, doorways, windows, walks or any other place upon or near the Building or the Premises or otherwise; (ix) the falling of any fixture, plaster, tile or stucco; and (x) any act, omission or negligence of other tenants, licensees or of any other persons or occupants of the Building or of adjoining or contiguous buildings or of owners of adjacent or contiguous property.

                  (b) If Landlord or a successor in interest is an individual (which term as used herein includes aggregates of individuals such as joint ventures, general or limited partnerships, or associations), such individual shall be under no personal liability with respect to its obligations under this lease, Tenant shall look solely to the equity of such individual in the land and building constituting the Premises for the satisfaction of Tenant's remedies, and in no event shall Tenant attempt to secure any personal judgment against any such individual or any principal, partner, employee or agent of Landlord by reason of such default by Landlord.

                  (c) The word "Landlord" as used herein means only the owner of the landlord's interest for the time being in the land and Building (or the owners of a lease of the Building or of the land and Building) of which the Premises form a part, or Landlord's interest therein, and in the event of any sale of the Building and land of which the Premises form a part, Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder and it shall be deemed and construed without further agreement between the parties or between the parties and the purchaser of the Premises, that such purchaser has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder.


                                  NO ABATEMENT


         29. Except as specifically provided in this lease, no diminution or abatement of Rent or other compensation shall be claimed or allowed for inconvenience or discomfort arising from the Landlord's making of additions, repairs or improvements to the Building or to its equipment and fixtures, nor for any space taken to comply with any law, ordinance or order of a governmental authority .

                         APPLICABLE LAW AND CONSTRUCTION



         30. The laws of the State of New York shall govern the validity, performance and enforcement of this lease. The invalidity or unenforceability of any provision of this lease shall not affect or impair any other provision. The submission of this document to Tenant for examination does not constitute an offer to lease, or a reservation of or option to lease, and becomes effective only upon execution and delivery thereof by Landlord and Tenant. All negotiations, considerations, representations and understandings between the parties are incorporated in this lease. Landlord or Landlord's agents have made no representations or promises with respect to the Building or the Premises except as herein expressly set forth. The headings of the several articles and sections contained herein are for convenience only and do not define, limit or construe the contents of such articles or sections. Whenever herein the singular number is used, the same shall include the plural, and the neuter gender shall include the masculine and feminine genders. Neither this lease nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

                 CONSTRUCTION ON ADJACENT PREMISES OR BUILDINGS



         31. If any construction is in progress at, on or about the Building or any excavation or other building operation shall be about to be made or shall be made on any premises adjoining or above or below the Premises or on any portion of the Building, Tenant shall permit Landlord or the adjoining owner or tenant and their respective agents, employees, licensees and contractors, to enter the Premises and to shore the foundations and/or walls thereof, and to erect scaffolding and/or protective barricades around and about the Premises (but not so as to preclude entry thereto) and to do any act or thing necessary for the safety or preservation of the Premises. Tenant's obligations under this lease shall not be affected by any such construction or excavation work, shoring-up, scaffolding or barricading. Landlord shall not be liable in any such case for any inconvenience, disturbance, loss of business or any other annoyance arising from such construction, excavation, shoring-up, scaffolding or barricades, but Landlord shall use its best efforts so that such work will cause as little inconvenience, annoyance or disturbance to Tenant as possible consistent with accepted construction practice in the vicinity and so that such work shall be expeditiously completed.



                                UTILITY EASEMENT


         32. This lease is subject and subordinate to any utility, gas, water, electric, or telephone line easements, now or hereafter granted, affecting the Premises, the Building, or the land upon which they are located, provided that the same do not unreasonably interfere with the Building nor unreasonably interfere with the use of the Premises by Tenant.


                                     NOTICES


         33. All notices to be given hereunder shall be in writing and given by hand delivery or by certified or registered mail addressed to either of the parties at the address hereinabove given or at any other subsequent mailing address they may indicate by written notice, and if to Landlord with a copy to Landlord's attorneys at Lazer, Aptheker, Feldman, Rosella & Yedid, LLP, Melville Law Center, 225 Old Country Road, Melville, New York 11747, Attention: Samuel Yedid, Esq. Any notice given hereunder by mail shall be deemed delivered when delivered or delivery refused. Tenant hereby authorizes and designates the manager of the Premises as an officer authorized to accept and receive service of process.

                             BINDING EFFECT OF LEASE


         34. The covenants, agreements and obligations contained in this Lease shall, except as herein otherwise provided, extend to, bind and inure to the benefit of the parties hereto and their respective personal representatives, heirs, successors and permitted assigns. Each covenant, agreement, obligation or other provision herein contained shall be deemed and construed as a separate and independent covenant of the party bound by, undertaking or making the same, not dependent on any other provision of this lease unless otherwise expressly provided.



                               UNAVOIDABLE DELAYS


         35. (a) Whenever Landlord shall be required by the terms of this lease or otherwise to make any improvements or repairs, to furnish any service, to perform any construction or reconstruction, or to fulfill any other obligation hereunder, and Landlord shall be delayed in, or prevented from, so doing, Landlord shall not be deemed to be in default and this lease and the obligation of Tenant to pay Rent hereunder and to perform all of the other covenants and agreements hereunder on the part of Tenant to be performed shall not be affected, impaired or excused, and any time limit herein fixed for Landlord's performance thereof shall be extended if and so long as Landlord's non-performance, delay or default shall be caused by reason of strike or labor troubles, accidents, any rule, order, regulation or delay of any governmental agency, or any department or subdivision thereof, governmental pre-emption in connection with any national emergency or war, insurance claim or adjustment, the conditions of supply and demand which have been or are affected by war or other emergency, or any other cause beyond Landlord's reasonable control.

                  (b) Whenever Tenant shall be required by the terms of this lease or otherwise to make any improvements or repairs, to perform any construction or reconstruction, or to fulfill any other obligation hereunder excluding the payment of Minimum Annual Rent and Additional Rent, and Tenant shall be delayed in, or prevented from, so doing, Tenant shall not be deemed to be in default, and any time limit herein fixed for Tenant's performance thereof shall be extended if and so long as Tenant's non-performance, delay or default shall be caused by reason of strike or labor troubles, accidents, any rule, order, regulation or delay of any governmental agency, or any department or subdivision thereof, governmental pre-emption in connection with any national emergency or war, the conditions of supply and demand which have been or are affected by war or other emergency, or any other cause beyond Tenant's reasonable control.

                                      SEWER


         36. Tenant shall only permit sanitary discharge into the sewer servicing the Premises. Tenant shall comply with all requirements of the County of Nassau, Department of Public Works, as they relate to use of the sewer, including the payment of any excess volume charges as determined by the County of Nassau.



                            CLEANING, RUBBISH REMOVAL


         37. All janitorial work at the Premises shall be done by Tenant at its sole cost and expense. Tenant shall provide for its own trash, rubbish and garbage removal at its own expense and all rubbish, trash and garbage shall be kept at the Premises subject to the rules and regulations of the appropriate municipal authorities having jurisdiction thereof, and subject to the reasonable rules and regulations set by Landlord, and shall at all times be kept in closed containers reasonably acceptable to Landlord.

                           SHORT TERM EXTENSION OPTION


         38. (a) Provided Tenant is not then in default under any of the terms, covenants or conditions of this lease (beyond all applicable notice and grace periods set forth herein for the cure thereof), and further provided that Tenant delivers, no later than one hundred and eighty (180) days prior to the otherwise scheduled expiration of the Term, written notice of Tenant's intention to exercise the extension option set forth in this Article 38, Tenant shall have the option of extending the Term of this Lease for a period of up to six (6) calendar months (the "First Short Term Extension Term") beyond the otherwise scheduled end of the Term hereof. If Tenant shall elect to extend the Term for less than six (6) calendar months, the written exercise notice from Tenant referred to in the foregoing sentence shall specify the date during the permitted six (6) calendar month period on which the First Short Term Extension Term shall end and Tenant shall be bound by the selection of such end date. Such occupancy of the Premises by Tenant during the First Short Term Extension Term shall be under all of the terms, covenants and conditions in this lease contained, except that the minimum monthly rental for each of said six (6) months (or the portion thereof contained in the First Short Term Extension Term) shall be equal to the Minimum Annual Rent (computed at a monthly rate by dividing the Minimum Annual Rent by twelve (12)) payable by Tenant during the first year of the first Renewal Term (as defined in Article 39 herein). Provided Tenant properly exercises this extension option, such occupancy of the Premises by Tenant during the First Short Term Extension Term shall not be deemed a holdover. However, on or before the last day of the First Short Term Extension Term, Tenant shall surrender and vacate the Premises in accordance with all of the terms and conditions of this lease.

                  (b) Provided Tenant is not then in default under any of the terms, covenants or conditions of this lease (beyond all applicable notice and grace periods set forth herein for the cure thereof), and further provided that Tenant delivers, no later than one hundred and eighty (180) days prior to the otherwise scheduled expiration of the first Renewal Term (as defined in Article 39 herein), written notice of Tenant's intention to exercise the extension option set forth in this Article, Tenant shall have the option of extending the term of this lease for a period of up to six (6) calendar months (the "Second Short Term Extension Term") beyond the otherwise scheduled end of the first Renewal Term hereof. If Tenant shall elect to extend the first Renewal Term for less than six (6) calendar months, the written exercise notice from Tenant referred to in the foregoing sentence shall specify the date during the permitted six (6) calendar month period on which the Second Short Term Extension Term shall end and Tenant shall be bound by the selection of such end date. Such occupancy of the Premises by Tenant during the Second Short Term Extension Term shall be under all of the terms, covenants and conditions of this lease contained, except that the minimum monthly rental for each of said six (6) months (or the portion thereof contained in the Second Short Term Extension
Term) shall be equal to the Minimum Annual Rent (computed at a monthly rate by dividing the Minimum Annual Rent by twelve (12)) payable by Tenant during the first year of the second Renewal Term (as defined in Article 39 herein). Provided Tenant properly exercises this extension option, such occupancy of the Premises by Tenant during the Second Short Term Extension Term shall not be deemed a holdover. However, on or before the last day of the Second Short Term Extension Term, Tenant shall surrender and vacate the Premises in accordance with all of terms and conditions of this lease.

                  (c) This short term extension option is personal to Frequency Electronics, Inc. and shall not be transferable by operation of law or otherwise, except to a permitted assignee or subtenant pursuant to Article 17 herein. Time is of the essence with respect to Tenant's exercise of the rights granted in this Article 38.


                                 RENEWAL OPTION


         39. Tenant shall have the right, to be exercised as hereinafter provided, to extend the term of this lease for two (2) periods of five (5) years each ("Renewal Terms") upon the following terms and conditions:

                  (a) That at the time of the exercise of such right and at the commencement of each Renewal Term, Tenant shall not be in default in the performance of any of the terms, covenants or conditions which Tenant is required to perform under this lease.

                  (b) That Tenant shall notify Landlord in writing that Tenant intends to exercise such option at least twelve (12) months prior to the termination of the term set forth in Article 2 of this lease, or the first Renewal Term, as the case may be, time being of the essence with respect to such time period.

                  (c) That such Renewal Terms shall be upon the same terms, covenants and conditions as in this lease provided, except that (a) there shall be no further option to extend this lease beyond the two (2) Renewal Terms referred to above; (b) the Premises shall be delivered in its then "as is" condition at the commencement of such Renewal Terms; and (c) the Minimum Annual Rent to be paid by Tenant during each of the Renewal Terms shall be as follows:

                  During the first through fifth Lease Years of the first Renewal Term, the Minimum Annual Rent shall be $600,000.00 per Lease Year ($6.59 per square foot), payable in equal monthly installments of $50,000.00.

                  During the first through fifth Lease Years of the second Renewal Term, the Minimum Annual Rent shall be $800,000.04 per Lease Year ($8.79 per square foot), payable in equal monthly installments of $66,666.67.

                  Notwithstanding the foregoing, in the event that Tenant enters into a sublease in accordance with Article 17 herein for a portion of the Premises for a term that includes all or any part of the first Renewal Term or the second Renewal Term, the Minimum Annual Rent to be paid by Tenant during each of the Renewal Terms shall be increased as follows: (i) during the first Renewal Term, the Minimum Annual Rent per Lease Year for the portion of the Premises that are the subject of the sublease and for the term of the sublease shall be $8.79 per square foot multiplied by the number of square feet that Tenant occupies per square foot multiplied by the number of square feet of the Premises that are sublet, and the Minimum Annual Rent for the balance of the Demised Premises occupied by Tenant shall be $6.59 per square foot multiplied by the number of square feet that Tenant occupies; and (ii)during the second Renewal Term, the Minimum Annual Rent per Lease Year for the portion of the Premises that are the subject of the sublease and for the term of the sublease shall be $10.99 per square foot multiplied by the number of square feet of the Premises that are sublet, and the Minimum Annual Rent for the balance of the Demised Premises occupied by Tenant shall be $8.79 per square foot multiplied by the number of square feet that Tenant occupies.

         This renewal option is personal to Frequency Electronics, Inc. and shall not be transferable by operation of law or otherwise, except to a permitted assignee or subtenant pursuant to Article 17 herein.

                              RIGHT OF FIRST OFFER

         40. (a) Before offering all or any portion of any space within the Building for lease (the "Offer Space") during the term of this lease to any third party other than Lockheed, provided there is at least five (5) years remaining under this lease (including the exercise of the renewal options contained in Article 39 herein), Landlord will notify Tenant ("Landlord's Notice") of the market rent and market rental increases ("Market Rent") upon which it would be willing to lease the Offer Space. If, within ten (10) business days after receipt of Landlord's Notice, Tenant notifies Landlord in writing ("Tenant's Notice") of its intention to exercise Tenant's right to lease the Offer Space at the Market Rent, Landlord and Tenant will execute a lease modification agreement (the "Offer Agreement"), for the Offer Space within twenty (20) business days after Landlord's receipt of Tenant's Notice. Such Offer Agreement shall be upon all the same terms as this lease, except for (i) the Market Rent terms, (ii) other matters dependent upon the size of the Offer Space, such as Tenant's Proportionate Share, and (iii) the term of the Offer Agreement, which shall end on the Expiration Date or upon the expiration of any renewal term hereof. If Tenant does not deliver such Tenant's Notice within such ten (10) business day period, or if Tenant fails to enter into the Offer Agreement for the Offer Space within such twenty (20) business day period, then this Right of First Offer will lapse and be of no further force and effect for a period of twelve (12) months and Landlord will have the right to lease the Offer Space to a third party on the same or any other terms and conditions whether or not such terms and conditions are more or less favorable than those offered to Tenant, except that Landlord shall not lease the Offer Space to a third party for less than fair market annual minimum rent. In the event that further Offer Space becomes available during the last five (5) years of the term of this lease (including the exercise of the renewal options contained in Article 39 herein), the procedure set forth in this Article shall apply to such further Offer Space, except that Landlord shall only be obligated to provide Landlord's Notice, and Tenant may only exercise this Right of First Offer, one (1) time in any consecutive twelve (12) month period.

                  "Fair market annual minimum rent" shall mean the rate Landlord generally receives or that is received for comparable space in the Building (or, if no space in the Building has been leased in the twelve (12) month period preceding the lease of the Offer Space then the rate Landlord generally receives for comparable space in similar buildings in the area of the Building). "Fair market annual minimum rent" shall not mean "net effective rent to Landlord". In determining fair market annual minimum rent, no adjustment shall be made in consideration of tenant improvements, brokerage commissions, rent concessions and other concessions which Landlord may typically offer to other tenants.

                  (b) This Right of First Offer is personal to Frequency Electronics, Inc. and is non-transferable by operation of law or otherwise, except to a permitted assignee or subtenant pursuant to Article 17 herein.


                                    CONSENTS


         41. In any provision of this lease which requires that Landlord's consent shall not be unreasonably withheld, such consent shall also not be unreasonably delayed.

         IN WITNESS WHEREOF, the parties have executed this agreement as of the day and year first above written.


                           Landlord:       RECKSON OPERATING PARTNERSHIP, L.P.,
                                           BY:        RECKSON ASSOCIATES REALTY
                                                     CORP., its general partner



                                            By:/S/ Mitchell Rechler


                           Tenant:
                                            FREQUENCY ELECTRONICS, INC.


                                            By:/S/ Joseph Franklin

STATE OF NEW YORK                   )
                                    ) ss.:
COUNTY OF SUFFOLK                   )

         On this 2nd day of December, 1997 before me personally came Joseph Franklin to me known, who being by me duly sworn, did depose and say that (s)he resides at 55 Charles Lindbergh Blvd.; that (s)he is Chairman/CEO of Frequency Electronics, Inc., the corporation, the corporation described in and which executed the foregoing instrument; that (s)he knows the seal of the said corporation; that the seal affixed to the said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of the said corporation; and that (s)he signed thereto by like order.




                                          /S/ Paul Bloom
                                          Notary Public

                                  SCHEDULE "A"
                         LANDLORD'S INITIAL CONSTRUCTION


1.       Initial Office Finishing Schedule

In the event of any discrepancy between (i) this Schedule A and the work plans (denoted as A-1 through A-2) (the "Work Plans") which are part of the Rental Plan annexed hereto as Exhibit "1", on the one hand, and (ii) any other plans annexed hereto, the Work Plans and this Schedule A shall control. The electrical and heating, ventilating and air conditioning plans annexed hereto shall be revised, if required (the "Revised Plans"), to conform (to the reasonable satisfaction of Landlord and Tenant) to the Work Plans annexed hereto, and such Revised Plans should be substituted for the electrical and heating, ventilating and air conditioning plans annexed hereto, if required. Landlord will follow the attached Tenant's plans in preparing Tenant's Demised Premises at Landlord's cost (subject to Article 6 above) to the following specifications:

Erect the necessary dividing walls constructed of metal stud, 5/8" Fire X gypsum board, with batts of 3" fiberglass for sound attenuation in demising walls. Finish exterior walls with 1/2" sheetrock. Erect per approved plan dry-wall partitioning of 2-1/2" metal studs with 5/8" gypsum board on each side to underside of hung ceiling, unless otherwise noted.

Spackle and tape walls three coats to a smooth and true finish. Paint walls two coats flat latex and doors and trim coats matching enamel. All walls in executive area will receive building standard executive vinyl wallcovering.

Install in executive offices, main conference room and reception area, over padding, executive grade, shaw 34 ounce cut pile carpet. Balance of space carpeted with building standard 24 ounce loop pile carpet (glued down). Building standard vinyl reinforced tile shall be installed in place of carpet in all lab areas.

Install a 2' x 4' acoustical tile with a Travertine finish into existing grid. The executive area shall receive new 2' x 2' grid and tile. New ceilings shall be installed at 9'0".

Install Landlord's building standard vertical blinds as required.

Provide interior building standard solid core doors on Tenant's plan.

2.       Lavatory Area - Public Spaces

a)       Separate male and female toilet facilities.

3.       Landscaping

The building will be extensively landscaped with trees, plantings and other materials. An underground sprinkler system will be provided with a time clock to maintain proper watering.

4.       Electrical Specifications

All electrical work shall be installed in accordance with the electrical scope of work drawings E-1 and E-2 attached and the National Electrical Code, and the local building code. A "Certificate of Compliance" shall be obtained from the New York Board of Fire Underwriters at the completion of the project.

Lighting throughout the entire finished office area shall be obtained by the use of the existing reused fixtures and recessed light 2' by 4' fluorescent fixtures with prismatic lenses for all labs and general areas except the executive area which shall receive parabolic lenses, not to exceed one (1) fixture for each eighty (80) square feet of usable space. Local wall switches shall be provided for control of lighting. Toilet, corridor, lobby and other similar areas shall be lit to 50 foot candles. The executive area shall receive up to 30 wall wash fixtures. All lighting included above shall have appropriate local room switching.

Exit light lighting for all paths of egress shall be provided in accordance with local building department regulations, if required.

All branch circuit wiring shall be above hung ceiling or within dry-wall construction in finished areas and shall be type BX. All exposed conduits in non-finished areas shall be thin-walled "EMT".

In addition to electrical scope of work drawings attached, wall-mounted duplex convenience outlets or floor mounted duplex outlets (such floor mounted duplex outlets not to exceed a total of 15) shall be provided on the basis of one duplex outlet for each 220 square feet of the Demised Premises. This formula shall be used to establish the quantity of outlets. However, the exact location of each outlet shall be coordinated with the Tenant's furniture layout. All duplex outlets are to be considered as normal convenience outlets and shall be wired up with an average of 5 to 8 outlets on one 20 ampere, 120 volt circuit. Panel capacity shall be adequate to handle all tenant lighting and equipment load.

No credit given for installation less than standard installation.


5.       Heating, Ventilation and Air Conditioning Specifications

General

The intent of this specification is to define a design concept for the subject area.

Design Criteria

Central air conditioning with modular systems with individual zone control shall be capable of the following performance when the criteria noted are not exceeded:

A) Between September 1 and June 1, the "heating system" shall be operative and maintain a minimum of 70 degrees FDB when the outdoor temperature is 0 degrees FDB and the prevailing wind velocity does not exceed 15 mph.

B) Between April 15 and October 14, the "cooling system" shall be operative and maintain a maximum of 78 degrees FDB and 55% relative humidity when the outdoor temperature is 95 degrees FDB and 75 degrees FDB with the prevailing wind velocity not exceeding 13 mph.

C) During the overlapping seasons (April 15 - June 1 and September 1 - October 15) both systems shall be operative (cooling and heating).

D) Zoning temperature and balancing controls shall be operated solely by the Landlord to assure the conditions above.

E) Maintenance of the foregoing temperature conditions is conditioned upon the following criteria, which shall not be exceeded by the Tenant in any office area, within the demised premises:

         a)  Population Density ....................  1 person per 150 square feet

         b)  Lighting and Electrical Load Density... 4 watts per
                                                     square foot

         c)  Exhaust and Ventilation Load........... 5 cfm per person

6.       Ventilation

Bathrooms and similar areas to be ventilated per code using rooftop fans.

7.       System Design - HVAC system control will be Teletrol and  Elemco D.D.C.
systems.

Exterior Perimeter Zones

Heating/cooling  of exterior  offices and areas  provided by variable air volume
terminals  with  integrated   thermostats  to  meet  Tenant's  requirements  for
individual control.

Interior Zones

Heating/cooling provided by variable air volume system terminals with integrated thermostats for areas of 2,000 square feet or greater as shown on the attached HVAC drawings excluding Tenant's clean rooms and crossed-out areas as shown.

                                    EXHIBIT 1
                       RENTAL PLAN (INCLUDING WORK PLANS)

                             (Not Attached to 10-K)




                                    EXHIBIT 2
                              PARKING AND SIGN PLAN

                              (Not Attached to 10-K)




                                    EXHIBIT 3
                        COMPUTATION OF REAL ESTATE TAXES
                              (Not Attached to 10-K)





                                    EXHIBIT 4

                   FLOOR PLAN SHOWING AMERICAN FINANCIAL SPACE
                              (Not Attached to 10-K)



                                    EXHIBIT 5

                                STAGING SCHEDULE
                              (Not Attached to 10-K)




                                    EXHIBIT 6

          DIRECT DAMAGES RESULTING FROM DOWN TIME IN LABORATORY AREAS
                              (Not Attached to 10-K)

                                                                   Exhibit 10.14

GAS:MC:ld
F.# 9000375
Fei.Not

UNITED STATES DISTRICT COURT EASTERN  DISTRICT OF NEW YORK - - - - - - - - - - -
- - - - -X

UNITED STATES OF AMERICA
                                                          PLEA AGREEMENT, CIVIL
                  - against -                             SETTLEMENT AND RELATED
                                                          DOCUMENTS
FREQUENCY ELECTRONICS, INC.,                              93 CR 1261(TCP)
MARTIN BLOCH, ABRAHAM LAZAR                               93 CR 1261(S-1)(TCP)
HARRY NEWMAN and MARVIN NORWORTH,

                 Defendants.

- - - - - - - - - - - - - - - - X

UNITED STATES OF AMERICA

                  - against -

FREQUENCY ELECTRONICS, INC.,                              93 CV 5200(TCP)
MARTIN BLOCH, ABRAHAM LAZAR,
HARRY NEWMAN and MARVIN NORWORTH,

                 Defendants.
- - - - - - - - - - - - - - - - X

UNITED STATES OF AMERICA
ex rel. HOWARD GELDART

                  - against -

FREQUENCY ELECTRONICS, INC.,                              93 CV 4750(TCP)
MARKUS HECHLER, HARRY NEWMAN,
MARVIN NORWORTH and STEVEN
CALCEGLIA,

                           Defendants.
- - - - - - - - - - - - - - - --X

      Pursuant to Rule 11 of the Federal Rules of Criminal

Procedure, the Office of the United States Attorney for the

Eastern District of New York (the "Office") and FREQUENCY

                                                                               2
        ELECTRONICS, INC.("FEI"), MARTIN BLOCH, ABRAHAM LAZAR, HARRY NEWMAN, MARVIN NORWORTH (hereinafter collectively referred to as "the individual defendants"), and MARKUS HECHLER ("HECHLER") and STEVEN CALCEGLIA ("CALCEGLIA",) defendants in Civil Action No. 93 CV 4750(TCP) only, agree to the following concerning the disposition of Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261(S1)(TCP) and Civil Action Nos. 93 CV 5200
        (TCP) and 93 CV 4750(TCP):
        GUILTY PLEA BY FEI
                         1. Pursuant to Rule 11(e)(1)(C) of the Federal Rules of Criminal Procedure, FEI will plead guilty to Count Ten of Indictment No. 93 CR 1261(S-1)(TCP), which charges a violation of Title 18, United States Code, Section 1001. A copy of FEI's proposed plea allocution to this count is attached hereto as Exhibit 1.
                         2. The Office and FEI waive the preparation of a presentence report and request that FEI's sentencing proceed immediately after its guilty plea.
                         3. At the time of sentencing, as its sentence, FEI shall pay: (a) a criminal fine in the amount of Four Hundred Thousand Dollars ($400,000.00); and (b) reimbursement to the United States for the costs of its investigation in the amount of One Million One Hundred Thousand Dollars ($1,100,000.00), both by means of a certified or bank check made payable to the Office of the United States Attorney for the Eastern  District of New York; and
         (c) a statutory assessment of Two Hundred Dollars ($200.00), by means of a certified or bank cheek made payable to the Clerk of Court, Eastern District of New York.
                           4. As a result of its guilty plea, FEI may be subject to administrative action including, but not limited to, suspension or debarment from engaging in contracts with the United States. The office will make no recommendation to the Department of Defense or any other administrative agency and the Office will take no position as to what administrative action, if any, should be taken as a result of FEI's conviction. If requested by the Department of Defense or another agency, however, the Office will provide a summary of the findings of the Office's investigation and furnish any other related information.
                           5. The Office agrees that, subject to the Court's approval of this agreement and acceptance of FEI's guilty plea and upon payment of all sums set forth herein, a) no additional criminal charges will be brought against FEI, or its present or former parents, subsidiaries, affiliates, divisions, successors and assigns, or their present and former officers, directors, employees and agents including the individual defendants and HECHLER and CALCEGLIA, defendants in Civil Action No. 93 CV4750(TCP) only, (A) for the activities charged in Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261(S-1)(TCP) (B) for the
        conduct, facts and matters alleged in the complaints and amended complaints filed in Civil Action Nos. 93 CV 5200(TCP)(United States v. Frequency Electronics, Inc., Martin Bloch, Abraham Lazar, Harry Newman and Marvin Norworth), 93 CV 4750(TCP)(United States ex rel. Howard Geldart v.Frequency Electronics, Inc., Markus Hechler, Harry Newman, Marvin Norworth and Steven Calceglia,) and 92 CV 5716(TCP) (United States of America ex rel. Ralph Muller v. Frequency Electronics, Inc.
        et al.,) and (C) based upon investigations, conduct, facts or matters known to the Office up to and including the date hereof, and b) the Office will move to dismiss, with prejudice, Indictment No. 93 CR 1261
        (TCP) and the remaining counts of Indictment No. 93 CR 1261(S-1)(TCP), which charge FEI and the individual defendants. The parties acknowledge that the Indictment which superseded Indictment No. 93 CR 1261, when filed, bore an incorrect docket number of Cr. No. 93-0176, and that the accurate docket number for the Superseding Indictment is 93 CR 1261(S-1) and that this number should have appeared thereon.
                         6a. FEI and the individual defendants agree that with respect to all charges set forth in Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261(S-1)(TCP) they are not a "prevailing party" within the meaning of the "Hyde Amendment," Section 617, P.L. 105-119 (Nov. 26,
        1997) and will not file any claim under that law.

                         b. FEI and the individual defendants withdraw any motions and requests for discovery filed in connection with Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261(S-1)(TCP).
    SETTLEMENT OF CIVIL ACTION NO. 93 CV 5200(TCP)

                7a. In settlement of Civil Action No. 93 CV 5200 (TCP),
        on or before the date of its guilty plea to Count Ten of
        Indictment No. 93 CR 1261(S-1)(TCP) FEI shall pay the amount of
        One Million Five Hundred Thousand Dollars ($1,500,000.00) in the
        form of a certified or bank check made payable to the United
        States Attorney for the Eastern District of New York.
                         b. Upon the Office' s receipt of the payment referred to in Paragraph 7a, the Office, FEI and the individual defendants named in Civil Action No. 93 CV 5200(TCP) will execute and file a stipulation of dismissal with prejudice and without further costs or disbursements, which, when so ordered by the Court, shall constitute a full and complete disposition of Civil Action No. 93 CV 5200 (TCP.) A copy of the proposed form of the Stipulation of Dismissal is attached hereto as
        Exhibit 2. SETTLEMENT OF CIVIL ACTION NO. 93 CV 4750(TCP)
                         8a. In settlement of Civil Action No. 93 CV 4750 (TCP), on or before the date of its guilty plea to Count Ten of Indictment No. 93 CR 1261(S-1)(TCP), FEI shall pay the amount of Five Million Dollars ($5,000,000.00) in the form of a certified or bank check made payable to the United States Attorney for the Eastern
         District of New York.
                       b. Upon the Office's receipt of the payment referred to in Paragraph 8a, the Office, the relator HOWARD GELDART ("GELDART",) FEI and the individual defendants named in Civil Action No. 93 CV 4750(TCP) as well as HECHLER and CALCEGLIA, defendants in Civil Action No. 93 CV 4750(TCP) only, will execute and file a stipulation of dismissal with prejudice and without further costs or disbursements, which, when so ordered by the Court, shall constitute a full and complete  disposition of Civil Action No. 93 CV  4750(TCP).
        A copy of the form of the proposed Stipulation of Dismissal is attached hereto as Exhibit 3.
                         c. Neither GELDART nor his attorney shall seek any amounts in Civil Action No. 93 CV 4750 (TCP), including costs, disbursements or attorneys' fees, from the United States, FEI or FEI's present or former parents, subsidiaries, affiliates, divisions, successors and assigns or their present or former officers, directors, agents and employees including, without limitation, the individual defendants, and HECHLER and CALCEGLIA, defendants only in Civil Action No. 93 CV 4750 (TCP), other than that percentage of any recovery which is within the range specified in the first sentence of 31 U.S.C. ss. 3730(d)(1) to which GELDART may be entitled, which sum shall be paid to GELDART out of the payment made by FEI under paragraph 8a and GELDART and his attorneys specifically waive any claim to reasonable attorneys' fees and reasonable expenses as provided under the False Claims Act, 31 U.S.C. ss. 3729 et seq. ("False Claims Act".)
        RIGHTS OF PARTIES NOT COMPROMISED IN OTHER MATTERS
                         9. The parties agree that nothing contained in this agreement shall be deemed or intended to compromise the rights of the parties in the following: a) the civil action entitled Frequency Electronics, Inc. v. United States Department of the Air Force, 97 CV 230-A (United States District Court for the Eastern District of Virginia,) in which an appeal is currently pending in the United States Court of Appeals for the Fourth Circuit, and b) FEI's current suspension
        from   participating  in  federal   contracts.
        UNALLOWABLE  COSTS  AND DEDUCTIONS
                         10.  FEI  agrees  that all  costs  (as  defined  in the
        Federal Acquisition Regulations ("FAR") 31.205-47) incurred by or on behalf of FEI and its present or former officers, directors, agents, employees in connection with a) the matters covered by this agreement (as defined below); b) the government's audit and investigation of the matters covered by this agreement; c) FEI's investigation and defense of the matters covered by this agreement, and any corrective action taken by FEI; d) FEI's negotiation of this agreement and related documents; and e) the payments made pursuant to this agreement shall be unallowable costs for government contracting accounting purposes and will be separately accounted for by FEI. The "matters covered by this agreement" include Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261 (S-1) (TCP) and Civil Action Nos.
        93 CV 5200 (TCP) and 93 CV 4750 (TCP) and any related investigations. AGREEMENT CONTINGENT UPON COURT APPROVAL
                         11. If the Court, pursuant to Rule 11(e)(4) of the Federal Rules of Criminal Procedure, rejects this agreement or any portion thereof or refuses to accept FEI's guilty plea or refuses to dismiss, with prejudice, Indictment No. 93 CR 1261(TCP) and the remaining open counts of Indictment No. 93 CR 1261(S-1)(TCP) or fails to approve either of the proposed Stipulations of Dismissal, FEI, the individual defendants, and HECHLER and CALCEGLIA, defendants in Civil Action Nos. 93 CV 4750(TCP) only, GELDART and this Office will be relieved of all obligations under this agreement. This agreement shall then be fully null, void and terminated, and the fact that the parties entered into this agreement shall not be admissible as evidence against any party in any civil, criminal, administrative or appellate proceeding.
        RELEASE BY THE PARTIES
                         12. Upon the execution of this agreement, the acceptance by the Court of its terms, including FEI's guilty plea to Count Ten of Indictment 93 CR 1261(S-1)(TCP), and the timely receipt by the United States of all of the sums specified in Paragraphs 3, 7a and 8a herein, the UNITED STATES, GELDART, the individual defendants, and HECHLER and CALCEGLIA, defendants in Civil Action Nos. 93 CV 4750(TCP) only, and FEI, as well as its present and former parents, subsidiaries, affiliates , divisions, successors and assigns and their present and former employees, officers and directors, hereby release each other from any civil or administrative monetary claim or cause of action they have or may have against each other at the date of the execution of this agreement under the False Claims Act, 31 U.S.C. ss. 3729 et seq., the Program Fraud Civil Remedies Act, the Contract Disputes Act, the Truth in Negotiations Act, and related common law theories of fraud, breach of contract, payment by mistake, or unjust enrichment for the conduct of FEI, the individual defendants and HECHLER and CALCEGLIA,, defendants in Civil Action No. 93 CV 4750(TCP) only, as set forth in Indictment Nos. 93 CR 1261 and 93 CR 1261 (S-1) (TCP) and the complaint in Civil Action No. 93 CV 5200(TCP) and the amended complaint in Civil Action No. 93 CV 4750(TCP). The releases set forth in this paragraph are subject to the following exceptions:
                         (a) The United States does not release FEI or any individual from any claims arising under Title 26 of the United States Code (the Internal Revenue Code);

                         (b) The United States does not release FEI or any individual from suspension or debarment from participation in federal contracts; and
                         (c) The United States does not release FEI or any individual from any claims for liability for defective, substandard or deficient products or parts, including, but not limited to, claims in tort, products liability, or under any express or implied warranty for defective, substandard or deficient products or parts.
        REMEDIES FOR BREACH
                         13. If FEI or an individual defendant breaches this agreement by (a) FEI moving to withdraw its guilty plea herein or challenging its conviction herein, directly or indirectly, including by collateral attack or (b) FEI declaring bankruptcy within a 100 days of payment of the sums hereunder to the United States and the Clerk of the Court or (c) FEI taking any action to prevent payment of any sum as specified in Paragraphs 3, 7, or 8a or any portion thereof as referred to in this agreement or (d) FEI or an individual defendant instituting suit under the Hyde Amendment, FEI will not be released from its guilty plea, but this Office will be released from its obligation not to pursue additional criminal charges against the breaching defendant. If FEI or an individual defendant breaches this agreement, the breaching defendant will be subject to prosecution for any federal criminal violation of which the Office has knowledge, including, but not limited to, the activities alleged in the aforementioned indictments and civil actions. Prosecutions for federal criminal violations of which the Office had knowledge on the date this agreement is signed, and which are not time-barred by the applicable statutes of limitation on the date this agreement is signed, may be commenced against FEI or the individual defendants in accordance with this paragraph, notwithstanding the expiration of the statutes of limitations between the signing of this agreement and the commencement of any such prosecution. In addition, should FEI or an individual defendant breach this agreement by engaging in the above enumerated activities applicable to such defendant, the Office will be relieved of its promises under paragraphs 5 and 12, and the breaching defendant will lose the benefit of the representations made in these paragraphs.
                         14. All exhibits identified in this agreement specifically, Exhibit 1, Proposed Plea Allocution by FEI to Count Ten of Indictment No. 93 CR 1261 (S-1) (TCP) , Exhibit 2, Form of Stipulation of Dismissal for Civil Action No. 93 CV 5200 (TCP) , Exhibit 3, Form of Stipulation of Dismissal for Civil Action No. 93 CV 4750(TCP,) and
        Exhibit 4, Form of FEI Board Resolution authorizing execution of this agreement and related matters, are attached hereto and are incorporated herein by reference.
                         15. The United States District Court for the Eastern District of New York shall retain jurisdiction of this matter for purposes of enforcing the terms and conditions of this agreement and resolving disputes under this agreement.
                         16. This agreement is limited to the Office and the United States Department of Justice, Civil Division, and except as otherwise stated, does not bind other federal, state or local prosecuting authorities. Except as otherwise noted above, it does not prohibit the United States or any agency thereof from initiating any administrative or civil proceedings involving FEI, the individual defendants or HECHLER AND CALCEGLIA, defendants in Civil Action
        No. 93 CV 4750(TCP) only, including but not limited to suspension or debarment in connection with federal contracts.
                         17. A copy of the resolution of FEI's Board of Directors authorizing the entry of FEI's guilty plea, the payment of the aforementioned sums, agreement to the proposed stipulations of dismissal of the civil actions and the execution of this agreement is annexed hereto as Exhibit 4.
                         18. The parties to this agreement acknowledge that this agreement effects a settlement of disputed matters and that nothing in this agreement nor any payment made pursuant hereto constitutes evidence of an admission of liability by any person or entity and shall not be construed to be an admission by any person or entity with respect to any issue of law or fact. The foregoing sentence does not apply to any guilty plea entered by FEI in United States v. Frequency Electronics, Inc., et al., 93 CR 1261 (S-1) (TCP.)

19. Apart from the written agreement dated December 23, 1997, between the Office and FEI ("the December 23 Agreement") and any previous signed and written proffer agreements entered into between the Office and any defendant named in Indictment Nos. 93 CR 1261, or 93 CR 1261(S-1) and Civil Action Nos. 93 CV 5200 or 93 CV 4750 ("previous proffer agreements",) no promises, agreements or conditions have been entered into by the parties other than those set forth in this agreement and none will be entered into unless memorialized in writing and signed by all parties. Apart from the December 23 Agreement and the previous proffer agreements, this agreement supersedes all prior promises, agreements, or conditions between the parties. To become effective, this agreement must be signed by all signatories below.


Dated:     Uniondale, New York
               June 5, 1998

                                             Respectfully submitted,
FREQUENCY ELECTRONICS, INC.
                                             ZACHARY W. CARTER
By:     /s/ Joseph P. Franklin
        Chairman of the Board
        Of Directors                         By: /s/ Michael Cornacchia
                                             Assistant U.S. Attorney

Schickler & Schickler, L.L.P.
Attorneys for FREQUENCY                      By: /s/Charles Kleinberg
ELECTRONICS, INC.                            Assistant U.S. Attorney

By:  /s/ Arnold S. Schickler, Esq.           By: /s/ Valerie Caproni
                                             Chief, Criminal Division

Stillman & Friedman, P.C.
Attorneys for FREQUENCY
ELECTRONICS, INC.                         /S/ MARKUS HECHLER, Defendant
                                          In Civil Action No.
By:   /s/ Peter Chavkin, Esq.             93 CV 4750 (TCP) only
      ----------------------

/s/ MARTIN BLOCH, Defendant


                                          Weinberg, Kaley, Gross
                                          & Pergament, LLP
Lipsitz, Green, Fahringer                 Attorneys for HECHLER
Roll, Salisbury & Cambria, L.L.P.
Attorneys for BLOCH                       By: /s/ John Kaley, Esq.

By:  /s/ Herald Price Fahringer, Esq.


                                          /S/ STEVEN CALCEGLIA,
                                          Defendant
                                          In Civil Action No. 93 CV
                                          4750 (TCP) only

 /s/ ABRAHAM LAZAR, Defendant             Howard, Darby & Levin, Esqs.
                                          Attorneys for CALCEGLIA


Morvillo, Abramowitz, Grand
Iason & Silberberg, P.C.                  By: /s/ Gerard E. Lynch, Esq.
Attorneys for LAZAR


By:  /s/ Elkan Abramowitz, Esq.          /S/ MARVIN NORWORTH,
                                         DEFENDANT
                                         /S/ Robert Ellis, Esq.
                                         Attorney for NORWORTH

         /s/  Howard Geldart, Relator

                                        /s/ HARRY NEWMAN, DEFENDANT


        /s/  Guy L. Heinemann, Esq.
        Attorney for GELDART


                                        /s/ Michael Rosen, Esq.
                                        Attorney for NEWMAN



SO ORDERED, ADJUDGED AND
DECREED:


/S/ HONORABLE THOMAS C. PLATT    6/19/98
UNITED STATES DISTRICT JUDGE
EASTERN DISTRICT OF NEW YORK

                    RESOLUTIONS OF THE BOARD OF DIRECTORS OF
                           FREQUENCY ELECTRONICS, INC.

                           The undersigned acting secretary of the Board of Directors of Frequency Electronics, Inc. (the "Corporation",) a corporation duly organized and existing under the laws of the State of Delaware, does hereby certify that at a meeting of the Board of Directors of the Corporation duly held on June 5, 1998, pursuant to the by-laws of the Corporation, with all members of the Board of Directors voting, the Board of Directors unanimously adopted the resolutions, an follows:

                           RESOLVED, that the Corporation enter into and perform all of its obligations under the Plea Agreement ("the Agreement") and Proposed Stipulations of Dismissal substantially in the form attached hereto with exhibits including, but not by way of limitation to, entering a guilty plea to Count Ten of Indictment 93 CR 1261 (S-1)
         (TCP) as set  forth in the  allocution  attached  to the  Agreement  as
         Exhibit 1; waiving the preparation of a presentence report; and paying to the United States and the United States District Court sums as set forth in the Agreement and further

                           RESOLVED that this authorization extends to the attached form of the Agreement and Stipulations of Dismissal, together with any revisions, whether of form or substance, thereof approved by any officer or director of the Corporation, such approval to be conclusively evidenced by the execution by such officer or director of the Agreement; and further

                         RESOLVED that the officers, directors and representatives of the Corporation (including counsel) be, and each of them hereby is, authorized and directed to take all action, including, but not limited to, the execution and delivery in the name and on behalf of the Corporation of all items of documentation considered necessary or desirable by any of them to carry out the terms of the Agreement and Stipulations of Dismissal and the intent of these resolutions.


         Dated: June 5, 1998


        /s/ JOHN C. HO
        ---------------
            John C. Ho
        Acting Secretary

        Sworn to before me this 5th day
        of June, 1998

                                                                   Exhibit 10.14
GAS: MC: ld
F. # 9000375
FEI.ALL


                      ALLOCUTION BY FREOUENCY ELECTRONICS, INC
               TO COUNT 10 OF INDICTMENT No. 93 CR l261(S-1)(TCP)

          A. FREQUENCY ELECTRONICS, INC. ("FEI") was and still is a corporation organized under the laws of the State of Delaware with its principal offices and manufacturing facilities currently located at 55 Charles Lindbergh Boulevard, Uniondale, New York.
          B. FEI was engaged in the business of manufacturing certain electronic devices for end use by the United States.
          C. FEI had a fixed price contract to manufacture certain electronic devices for the United States as a subcontractor-to TRW, Inc. ("TRW"), which had a prime contract with the United States (the "Prime Contract"). Under the Prime Contract, the United States paid TRW for costs it had incurred in connection with subcontracts, including payments to its subcontractors such as FEI.
          D. Under the Prime Contract, one of the TRW contracts on which FEI was subcontractor was TRW Contract Number CL82372D7S ("the subcontract"). Under the subcontract, FEI agreed to build a Surface Acoustical Wave Oscillator under FEI project number 11528 (the "SAW project"). TRW formally entered the subcontract with FEI in approximately December 1987, although FEI began work relevant to the subcontract earlier than this date.
          E. On February 2, 1988, TRW notified FEI and other subcontractors that the United States, for its convenience, had decided to terminate portions of the Prime Contract including the SAW project (the "stop work notice"). TRW requested that FEI submit to TRW its claim for work FEI had performed in connection with the SAW project prior to the stop work notice. Among the items which FEI was entitled to compensation for were hours worked by FEI employees on the SAW project plus a percentage added to that amount representing overhead and general and administrative costs.
          F. On May 16, 1988, FEI submitted its claim for reimbursement to TRW setting forth labor hours and costs FEI represented it had incurred on the SAW project up to the point of the stop work notice. FEI did so in a document called a Settlement Proposal Standard Form 1435 ("the Form 1435").
          G. FEI knowingly and willfully submitted the Form 1435 knowing full welland believing that the Form 1435 did not set forth labor hours and costs FEI actually incurred on the SAW project. FEI acknowledges that because its reimbursement claim was subject to negotiation by TRW and to audit and review by the United States, the aforementioned misstatement in the Form 1435 was material because TRW and United States auditors were deprived of information necessary to properly review and negotiate FEI's claim for reimbursement on the SAW project.

                                                              /s/Joseph Franklin

                                                                  Exhibit 10.14

GAS: MC: ld
F.0 9000375
FEIdis2

UNITED STATES DISTRICT COURT
EASTERN DISTRICT OF NEW YORK

- - - - - - - - - - - - - - - -X

UNITED STATES OF AMERICA                                STIPULATION OF DISMISSAL
                                                                 93 CV 5200(TCP)
- against -

FREQUENCY ELECTRONICS, INC.,
MARTIN BLOCH, ABRAHAM LAZAR,
HARRY NEWMAN and MARVIN NORWORTH,

                           Defendants.
- - - - - - - - - - - - - - - -X
                  IT IS HEREBY STIPULATED AND AGREED, pursuant to Rule 41(a)(1) of the Federal Rules of Civil Procedure, by and between the attorneys for the plaintiff, the UNITED STATES OF AMERICA, and the attorneys for the defendants FREQUENCY ELECTRONICS, INC., MARTIN BLOCH, ABRAHAM LAZAR, HARRY NEWMAN and MARVIN NORWORTH, that the within action be and the same is hereby dismissed with prejudice and without costs by any party as against any other.









2

Dated:            Uniondale, New York
                  June 19, 1998


Schickler & Schickler, L.L.P.                                  Zachary W. Carter
Attorneys for                                             United States Attorney
FREQUENCY ELECTRONICS, INC.

By: /s/ Arnold S. Schickler, Esq.            By:         /s/  Michael Cornacchia
                                                         Assistant U.S. Attorney


Lipsitz, Green, Fahringer, Roll,                By:       /s/  Charles Kleinberg
Salisbury & Cambria, L.L.P.                             Attorney  Assistant U.S.
Attorneys for  MARTIN BLOCH


By: /s/ Herald Price Fahringer, Esq.                By:      /s/ Valerie Caproni
                                                        Chief, Criminal Division


/s/   Michael Rosen, Esq.
Attorney for HARRY NEWMAN


Morvillo, Abramowitz, Grand,
Mason & Silberberg, P.C.
Attorneys for ABRAHAM LAZAR


By: /s/ Elkan Abramowitz, Esq.


/s/    Robert Ellis, Esq.
Attorney for  MARVIN NORWORTH



                                              SO ORDERED,  ADJUDGED AND DECREED:


                                                  /s/    Thomas C. Platt 6/19/98
                                                       HONORABLE THOMAS C. PLATT
                                                    UNITED STATES DISTRICT JUDGE
                                                    EASTERN DISTRICT OF NEW YORK

                                                                 Exhibit 10.14

GAS: MC: ld
F.# 9000375
FEI.Dis

UNITED STATES DISTRICT COURT
EASTERN DISTRICT OF NEW YORK

- - - - - - - - - - - - - - - -X

UNITED STATES OF AMERICA                                STIPULATION OF DISMISSAL
                                                        ------------------------
ex rel. HOWARD GELDART,                                 93 CV 4750(TCP)
-------

--against -

FREQUENCY ELECTRONICS, INC.,
MARKUS HECHLER, HARRY NEWMAN,
MARVIN NORWORTH and
STEVEN CALCEGLIA,

                 Defendants.

- - - - - - - - - - - - - - - -X

                  IT IS HEREBY  STIPULATED  AND AGREED,  pursuant to Rule 41 (a)
(1) of the Federal Rules of Civil Procedure, by and between the attorneys for the plaintiff, the UNITED STATES OF AMERICA, ex rel. HOWARD GELDART, and the attorneys for the defendants FREQUENCY ELECTRONICS, INC., MARKUS HECHLER, HARRY NEWMAN, MARVIN NORWORTH and STEVEN CALCEGLIA, that the within action be and the same is hereby dismissed with prejudice and without costs by any party as against any other.








Dated:            Uniondale, New York
                  June 19, 1998


Schickler & Schickler, L.L.P.                             Zachary W. Carter
Attorneys for                                             United States Attorney
FREQUENCY ELECTRONICS, INC.

By:  /s/ Arnold S. Schickler, Esq.              By:      /s/  Michael Cornacchia
                                                         Assistant U.S. Attorney

Weinberg, Kaley, Gross & Pergament L.L.P.
Attorneys for MARKUS HECHLER                    By:       /s/  Charles Kleinberg
                                                         Assistant U.S. Attorney

By:  /s/ John Kaley, Esq.


Howard, Darby & Levin, Esqs.
Attorneys for STEVEN CALCEGLIA


By:  /s/ Gerard E. Lynch, Esq.                   By:     /s/     Valerie Caproni
                                                        Chief, Criminal Division



/s/    Guy L. Heineman, Esq.
Attorney for HOWARD GELDART                             /s/   Robert Ellis, Esq.
                                                   Attorney for  MARVIN NORWORTH



                                                       /s/   Michael Rosen, Esq.
                                                       Attorney for HARRY NEWMAN

SO ORDERED,  ADJUDGED AND DECREED:


/s/ Thomas C. Platt 6/19/98
HONORABLE THOMAS C. PLATT
UNITED STATES DISTRICT JUDGE
EASTERN DISTRICT OF NEW YORK

                                                                   Exhibit 10.14

U.S. Department of Justice                        United Sates Attorney's Office
United States Attorney                            825 East Gate Boulevard
Eastern District  of New York                     Garden City, NY 11530

IMA: CSX; mt                                          June 19, 1998
F.#9000375
SCHICKLE.LTR

Arnold S. Schickler, Esq.
Schickler & Schickler, Esqs.
1700 Broadway
New York, New York 10019

Re:     United States of America v. Frequency
        Electronics, Inc., 93 CV 5200(TCP);
        United States of America ex rel. Howard
        Geldart v. Frequency Electronics, Inc.,
        93 CV 4750(TCP)

Dear Mr. Schickler:

                  Frequency Electronics Inc. ("FEI") has recently executed a Plea Agreement which, inter alia, settled the above-captioned civil actions. Please be advised that, except for United States of America ex rel,. Ralph Muller v. Frequency Electronics, Inc.,CV-93-57l6(TCP), which is presently pending and as to which this letter makes no representations, neither this office nor the Fraud Section of the Civil Division of the Department of Justice, based on information presently available to us, has any present intention to institute any additional civil fraud actions against FEI under the False Claims Act, 31 U.S.C. 3729, or under related common law theories.

                  Please understand that we have not undertaken any search or review of the Department's records to make this determination , and we are unaware (and would typically be unaware) of matters under consideration by other U.S. Attorney's Offices, other sections of the Department of Justice and other agencies and departments of the United States.

                  This letter is presented for informational purposes only. Whether in draft or executed form, it is in no way intended or offered as any sort of inducement or consideration for a proposed settlement and dismissal and shall form no part thereof.
                                Very truly yours,

                                ZACHRY W. CARTER
                             United States Attorney

                  By:     /S/ Charles S. Kleinberg
                  --------------------------------
                              Charles S. Kleinberg
                              Assistant U.S. Attorney

                           /S/ Michael Cornacchiaa
                           -----------------------
                               Michael Cornacchiaa
                               Assistant U.S. Attorney

                                                                   Exhibit 10.14

U.S. Department of Justice                        United Sates Attorney's Office
United States Attorney                            825 East Gate Boulevard
Eastern District  of New York                     Garden City, NY 11530

GAS: MC: mt                                           June 19, 1998
F.# 9000375
Mu1sch

Arnold S. Schickler, Esq.
Schickler & Schickler, Esqs.
1700 Broadway
New York, Now York 10019


Re: United States of America ex rel. Ralph
Muller v. Frequency Electronics, Inc.
Docket No. 93-CV-5716(TCP)

Dear Mr. Schickler:

                 This letter confirms that you requested this office to include a provision in the plea agreement between your client and this Office concerning Indictment Nos. 93 CR 1261(TCP) and 93 CR 1261(S-1(TCP) and Civil Action Nos. 93 CV 5200(TCP) and 93 CV 4750(TCP), pursuant to which this Office would agree not to oppose a dismissal of Civil Action No. 93 CV 5716(TCP), which is captioned United States of America ex rel. Ralph Muller v. Frequency Electronics, Inc. (the "Muller Action"). While we decline to include such a term in the plea agreement, please be advised that, at present, the United States does not plan to intervene in the Muller Action. Moreover, the position of this Office is that it will not oppose a stipulated dismissal of the Muller Action if: a) the settlement agreement does not provide for the relator Ralph Muller to receive money or financial consideration of any kind or, if the settlement agreement does provide for Muller to receive money or financial consideration of any kind such amounts are allocated fairly and in accordance with the law and that the United States receives its statutory share; and b) the terms of the settlement agreement are reviewed and consented to by the United States Department of Justice ("DOJ"), Civil Division, to ensure that it is consistent with DOJ policies.

                                Very truly yours,

                                ZACHRY W. CARTER
                             United States Attorney

                   By:     /S/ Michael Cornacchia
                   ------------------------------
                               Michael Cornacchia
                               Assistant U.S. Attorney

                          /S/ Charles S. Kleinberg
                          ------------------------
                              Charles S. Kleinberg
                              Assistant U.S. Attorney

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statement of Frequency Electronics, Inc. on Form S-8 (File No. 333-42233) of our report dated July 13, 1998, on our audits of the consolidated financial statements and financial statement schedule of Frequency Electronics, Inc. as of April 30, 1998 and 1997, and for the years ended April 30, 1998, 1997 and 1996, which report is included in this Annual Report on Form 10-K.



                                                  PricewaterhouseCoopers LLP



  Melville, New York
  July 29, 1998

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FREQUENCY ELECTRONICS, INC.
                                                       Registrant

                                             By:   /s/ Joseph P. Franklin
                                                   ----------------------
                                                     Joseph P. Franklin
                                                     Chairman of the Board
                                                     and Chief Executive Officer


                                             By:   /s/ Alan L. Miller
                                                   ------------------
                                                       Alan L. Miller
                                                       Controller


  Dated:  July 29, 1998



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                   Title                   Date


        /s/  John Ho                Director                      7/29/98
        ---  -------
             John Ho

        /s/  Joel Girsky            Director                      7/29/98
        ---  -----------
             Joel Girsky

        /s/  Martin B. Bloch        President & Director          7/29/98
        ---  ---------------
             Martin B. Bloch