Form 10-Q
period 1998-07-31
FREQUENCY ELECTRONICS INC
filed 1998-09-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended July 31, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 1998 - 7,729,971

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                     Page No.

    Item 1 - Financial Statements:

     Consolidated Condensed Balance Sheets -
         July 31, 1998 and April 30, 1998                             3-4

     Consolidated Condensed Statements of Operations
         Three Months Ended July 31, 1998 and 1997                     5

     Consolidated Condensed Statements of Cash Flows
         Three Months Ended July 31, 1998 and 1997                     6

     Notes to Consolidated Condensed Financial Statements             7-8

    Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9-11


Part II.  Other Information:

    Item 1 - Legal Proceedings                                        12

    Item 6 - Exhibits and Reports on Form 8-K                         12

    Signatures                                                        13





















                                     2 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                             July 31,             April 30,
                                              1998                 1998
                                           (UNAUDITED)           (NOTE A)
                                                    (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents         $   2,193             $  8,725

        Marketable securities                33,636               36,661

        Accounts receivable, net             19,060               18,640

        Inventories                           7,304                6,475

        Deferred income taxes                 4,740                5,000

        Prepaid and other                       826                  986
                                            -------              -------

                  Total current assets       67,759               76,487

Property, plant and equipment, net            9,127                9,159

Other assets                                  3,177                3,134
                                            -------              -------

              Total assets                  $80,063              $88,780
                                            =======              =======

















                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                     July 31,         April 30,
                                                       1998             1998
                                                    (UNAUDITED)       (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current maturities of long-term debt             $    479         $    479
  Accounts payable - trade                              955            1,283
  Accrued liabilities and other                       2,577           11,770
                                                   --------          -------
                  Total current liabilities           4,011           13,532

Long term debt net of current maturities                375              500
Deferred expenses                                     6,381            6,305
Deposit liability and other                          11,983           12,036
                                                   --------          -------
                  Total liabilities                  22,750           32,373
                                                   --------          -------

Stockholders' equity:
  Preferred stock  - $1.00 par value                   -0-              -0-
  Common stock  -  $1.00 par value                   9,009            9,009
  Additional paid - in capital                      36,637           36,306
  Retained earnings                                 16,501           15,983
                                                   -------           ------
                                                    62,147           61,298

  Common stock reacquired and held in treasury -
    at cost, 1,279,288 shares at July 31, 1988
    and 1,296,913 shares at April 30, 1998          (3,578)          (3,632)
  Unamortized ESOP debt                               (875)          (1,000)
  Notes receivable  - common stock                    (287)            (287)
  Unearned compensation                                (78)             (89)
  Accumulated other comprehensive (loss) income        (16)             117
                                                   -------          -------
                  Total stockholders' equity        57,313           56,407
                                                   -------          -------

  Total liabilities and stockholders' equity       $80,063          $88,780
                                                   =======          =======









                See accompanying notes to consolidated condensed
                             financial statements.

                                     4 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                              1998                1997
                                         (In thousands except per share data)


Net Sales                                  $  7,015             $ 7,301
                                           --------             -------
Cost of sales                                 4,626               4,820
Selling and administrative expenses           1,194               1,343
Research and development expense                795                 293
                                           --------             -------
        Total operating expenses              6,615               6,456
                                           --------             -------
             Operating profit                   400                 845

Other income (expense):
     Investment income                          649                 441
     Interest expense                           (89)               (233)
     Other (expense) income, net                (42)                395
                                           --------             -------
Earnings before provision for
        income taxes                            918               1,448

Income tax provision
        Current                                  50                  50
        Deferred                                350                   -
                                           --------             -------
                                                400                  50
                                           --------             -------
Net earnings                               $    518             $ 1,398
                                           ========             =======


Net earnings per common share
        Basic                               $  0.07             $  0.19
                                            =======             =======
        Diluted                             $  0.07             $  0.18
                                            =======             =======

Average shares outstanding
        Basic                              7,514,841           7,208,678
                                           =========           =========
        Diluted                            7,917,734           7,640,273
                                           =========           =========






                See accompanying notes to consolidated condensed
                             financial statements.

                                     5 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                          1998            1997
                                                          ----            ----
                                                             (In thousands)

Cash flows from operating activities:
  Net earnings                                          $   518         $ 1,398
  Non-cash charges to earnings                            1,196             592
  Litigation settlement                                  (8,000)              -
  Net changes in assets and liabilities                  (2,012)            941
                                                        -------         -------
Net cash (used in) provided by operating activities      (8,298)          2,931

Cash flows from investing activities:
  Sale (purchase) of marketable securities -net           2,866          (1,476)
  Other - net                                              (221)           (282)
                                                        -------         -------
Net cash provided by (used in) investing activities       2,645          (1,758)

Cash flows from financing activities:
  Dividends paid                                           (771)           (746)
  Other - net                                              (108)            313
                                                        -------         -------
Net cash used in financing activities                      (879)           (433)
                                                        -------         -------
    Net (decrease) increase in cash                      (6,532)            740

    Cash at beginning of period                           8,725           3,448
                                                        -------         -------

    Cash at end of period                               $ 2,193         $ 4,188
                                                        =======         =======


















                See accompanying notes to consolidated condensed
                             financial statements.

                                     6 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1998 and the results of its operations and cash flows for the three months ended July 31, 1998 and 1997. The April 30, 1998 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                                Three months ended July 31,
                                                 1998                1997
       Basic EPS Shares outstanding
         (weighted average)                   7,514,841           7,208,678
       Effect of Dilutive Securities            402,893             431,595
                                              ---------           ---------
       Diluted EPS Shares outstanding         7,917,734           7,640,273
                                              =========           =========

     Options to purchase 118,500 shares of common stock were outstanding during the three months ended July 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the period and, therefore, the inclusion of such options would have been antidilutive.

NOTE C - DEFERRED INCOME TAXES

     As  a  result  of  continued  operating  profits,   the  recent  litigation
     settlement and the 1998 real estate transactions, the Company expects to fully utilize its tax net operating loss carryforward. As a consequence, beginning in the third quarter of fiscal 1998, the Company records deferred income taxes based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal components of deferred taxes relate to the timing of deductibility of the litigation settlement, certain employee benefits, accounting for long-term contracts and depreciation of property, plant and equipment.

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1998 and April 30, 1998 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $13,735,000 and $13,618,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

                                     7 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE E - INVENTORIES

     Inventories, which are reported net of reserves of $1,400,000 at July 31, 1998 and April 30, 1998, consist of the following:

                                             July 31, 1998      April 30, 1998
                                             -------------      --------------
                                                      (In thousands)

       Raw materials and Component parts        $ 2,432           $ 2,857
       Work in progress                           4,872             3,618
                                                -------           -------
                                                $ 7,304           $ 6,475
                                                =======           =======

NOTE F - ADOPTION OF SFAS 130, "REPORTING COMPREHENSIVE INCOME"

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS NO. 130"). SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components within the Company's financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's marketable securities to be reported in comprehensive income. Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
     130.

     During the first quarter of 1999 and 1998, total comprehensive income amounted to $324,000 and $1,597,000, respectively.

NOTE G - RECENTLY ISSUED PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company in future periods. This pronouncement deals with disclosure matters and, upon adoption, will not have any effect on the Company's financial position, results of operations or cash flows.

NOTE H - CONTINGENCIES

     Reference is made to Notes 9 and 10 of the Company's Annual Report on Form 10K for the year ended April 30, 1998 for information regarding the litigation settlement and other legal proceedings. See also Part II, Item 1 of this Form 10Q.











                                     8 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The table below sets forth for the respective first quarters of fiscal years 1999 and 1998 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                              Three months ended
                                                    July 31
                                            1998              1997
                                            ----              ----
  Net Sales
     Commercial                             82.5%             84.3%
     US Government                          17.5              15.7
                                           -----             -----
                                           100.0             100.0

  Cost of Sales                             65.9              66.0
  Selling and administrative expenses:      17.0              18.4
  Research and development expenses         11.3               4.0
                                           -----             -----
     Operating profit                        5.7              11.6

  Other income (expense)- net                7.4               8.2
                                           -----             -----
  Pretax Income                             13.1              19.8
  Provision for income taxes                 5.7               0.7
                                           -----             -----
     Net earnings                            7.4%             19.1%
                                           =====             =====


For the three months ended July 31, 1998, operating profit decreased by $445,000 (53%) over the comparable period of fiscal year 1998 and net earnings decreased by $880,000 (63%). These outcomes were the result of a modest decline in sales for the first quarter of fiscal 1999 coupled with a significant increase in research and development spending and the recognition of deferred income taxes compared to the comparable period of fiscal 1998.

As illustrated in the table above, the Company has made a successful transformation into a non-U.S. government provider of specialty timing devices for commercial space and terrestrial wireless applications. Commercial sales comprise 82% and 84% of total sales for the three months ended July 31, 1998 and 1997, respectively. Overall, sales have declined 4% as the Company focuses more of its internal resources on developing additional products to fulfill expected demand for commercial space hardware.

Gross margins for the three months ended July 31, 1998 and 1997 have remained constant at 34%. Margins on its commercial revenues were 37% as compared to 20% for US government programs. During the quarter ended July 31, 1997, gross margins on commercial sales were 38% while margins on US government programs were 12%. The improvement in US government margins in the fiscal 1999 period is attributable to the near conclusion of certain unprofitable contracts for which loss reserves were recorded in the prior fiscal year. With the present mix of commercial versus government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 1999.

                                     9 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


Selling and administrative costs decreased by $149,000 (11%) for the quarter ended July 31, 1998, over the three months ended July 31, 1997. This decrease is largely attributable to the decline in legal expenses related to the Company's litigation with the U.S. government which was settled in June 1998. All costs related to the settlement were accrued as of April 30, 1998. As a consequence, the Company anticipates that selling and administrative expenses will be lower in the first part of fiscal 1999 as compared to the prior fiscal year. Spending will likely increase in the latter half of the year as the Company intensifies its marketing efforts for its commercial space hardware products.

Research and development costs in the fiscal 1999 period increased by $502,000 (171%) over the comparable three month period ended July 31, 1997. As indicated previously, the Company intends to devote significant resources to develop a line of generic products to be used as the building blocks for the commercial satellite transponder market. In prior years, the Company secured partial customer funding for its development efforts. For the satellite transponder development effort and other development projects during fiscal 1999, the Company is willing to spend up to $6 million of its own funds in order to bring such products to the market by the end of the fiscal year. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense decreased by $85,000 (14%) in the three months ended July 31, 1998 from the comparable fiscal 1998 quarter. Investment income increased by $208,000 (47%) in the 1999 quarter over the comparable 1998 quarter. This is the result of a 50% increase in income-earning assets from July 31, 1997 to July 31, 1998. Interest expense decreased by $144,000 (62%) during the fiscal 1999 quarter compared to the period ended July 31, 1997. This decrease is the result of the repayment during the third quarter of fiscal 1998 of over $10 million of debt related to the Company's former real estate holdings. Other income (expense), net, decreased by $437,000 (111%). In fiscal 1998, this category consisted principally of rental income under a long-term lease. Since this lease was part of the real estate sales effected in January 1998, no further income will be derived from that source. During fiscal 1999, this category contained costs related to the relocation of the Company's office and manufacturing facility within its leased-back building. For the balance of fiscal 1999, costs in Other income (expense), net, are expected to be nominal.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $64 million at July 31, 1998 compared to working capital at April 30, 1998, of $63 million. Included in working capital at July 31, 1998 is $36 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock after January 6, 1999.

Net cash used in operating activities for the three months ended July 31, 1998, was $8.3 million compared to a net cash inflow of $2.9 million in the comparable fiscal 1998 quarter. The fiscal 1999 net outflow is the result of the $8 million litigation settlement coupled with larger research and development spending. Without those two items, cash flows from operating activities would have been posititve. The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash and cash reserves will be adequate to fund development efforts in these markets. As a result of this investment in its future during the remainder of fiscal 1999, the Company does not anticipate that it will generate positive cash flow from operating activities this fiscal year.

                                    10 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Net cash provided by investing activities for the three months ended July 31, 1998, was $2.6 million. This amount was generated through the sale of certain U.S. government and agency securities aggregating $2.87 million which was partially offset by the acquisition of capital equipment for approximately $221,000. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company may spend up to $2 million on capital equipment related to the development and manufacture of new products. During the second quarter of fiscal 1999, the Company intends to install the next upgrade to its financial software, the cost of which is not expected to exceed $150,000. The purchase of this financial software package two years ago, including the upgrades, has satisfactorily addressed the issue of compliance with the year 2000 problem. The Company has determined that additional operational, nonfinancial software must be obtained to resolve the year 2000 issue in certain production and support areas, the cost of which will not exceed $50,000. The Company has sufficient resources to acquire this and other capital equipment.

Net cash used in financing activities for the three months ended July 31, 1998, was $879,000 compared to $433,000 for the comparable fiscal 1998 quarter. Included in the fiscal 1999 amount is payment of the Company's semiannual dividend in the aggregate amount of $771,000. An additional $177,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights ($69,000).

At July 31, 1998, the Company's backlog amounted to approximately $19 million compared to the approximately $22 million backlog at April 30, 1998. Of this backlog, approximately 50% is realizable during fiscal 1999.


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















                                    11 of 13

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

                                     PART II


     ITEM 1 - Legal Proceedings

         On June 19, 1998, Frequency Electronics, Inc. ("FEI" or "Registrant") and the U.S. Government entered into a Plea Agreement, Civil Settlement Agreement and related documents ("Settlement Agreement") thereby concluding a global disposition of certain previously reported pending litigations and matters. All criminal charges brought by the U.S. Government against certain officers, employees and former employees of FEI were dismissed, with prejudice. The criminal charges brought by the U.S. Government against FEI were dismissed, with prejudice, with the exception of a single charge of submitting a false statement which failed to disclose the full explanation of FEI's costs on a highly classified government project, as to which FEI pled guilty and paid the U.S. Government a fine of $400,000 and $1.1 million as reimbursement for costs of its investigation, with all known criminal investigations of FEI having been resolved. As part of the Settlement Agreement, the Fox Civil Case was dismissed, with prejudice, as to all defendants and FEI paid the the U.S. Government $1.5 million to settle this case; and the Geldart qui tam action was dismissed, with prejudice, as to all defendants and FEI paid the the U.S. Government $5 million to settle this case.

         The Settlement Agreement does not affect other previously reported pending litigations and matters including a second qui tam action and two separate derivative shareholder actions which seek recovery on behalf of the Company for any losses it incurs as a result of the U.S. Government indictments.

         On December 14, 1993, FEI was notified by the U.S. Department of the Air Force that it had been suspended from contracting with any agency of the government. On February 14, 1997, FEI filed a petition in federal district court to obtain an injunction against continuance of the government contract suspension. On March 14, 1997, the court dismissed FEI's action and refused to grant FEI's motion for an injunction. FEI appealed the district court's decision to the United States Court of Appeals. On July 1, 1998, the Court of Appeals affirmed the district court order.

         On July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment based upon FEI's guilty plea entered in connection with the global disposition and the Settlement Agreement. FEI does not believe that the debarment should be for an extended period of time, although FEI is unable to predict the period of such debarment.

         For all items noted above, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1998 on file with the Securities and Exchange Commission.

     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) On June 19, 1998, the Company's report on Form 8-K, containing disclosure under Item 5 thereof (litigation settlement), was filed with the Securities and Exchange Commission.





                                    12 of 13

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)

Date:  September 14, 1998                   BY  /s/ Joseph P. Franklin
                                                ----------------------
                                                 Joseph P. Franklin
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


Date: September 14, 1998                    BY  /s/ Alan Miller
                                                ---------------
                                                 Alan Miller
                                                 Controller


































                                    13 of 13