Form 10-Q
period 1998-10-31
FREQUENCY ELECTRONICS INC
filed 1998-12-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended October 31, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 7, 1998 - 7,681,846

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                     Page No.

  Item 1 - Financial Statements:

      Consolidated Condensed Balance Sheets -
          October 31, 1998 and April 30, 1998                         3-4

      Consolidated Condensed Statements of Operations
          Six Months Ended October 31, 1998 and 1997                   5

      Consolidated Condensed Statements of Operations
          Three Months Ended October 31, 1998 and 1997                 6

      Consolidated Condensed Statements of Cash Flows
          Six Months Ended October 31, 1998 and 1997                   7

      Notes to Consolidated Condensed Financial Statements            8-9

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations              10-13


Part II.  Other Information:

  Item 1 - Legal Proceedings                                          14

  Item 6 - Exhibits and Reports on Form 8-K                           14

  Signatures                                                          15





















                                     2 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                                   October 31,       April 30,
                                                      1998             1998
                                                   (UNAUDITED)       (NOTE A)
                                                          (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                          $ 1,883         $ 8,725

  Marketable securities                               34,205          36,661

  Accounts receivable, net                            18,162          18,640

  Inventories                                          6,992           6,475

  Deferred income taxes                                4,792           5,000

  Insurance receivable, prepaid and other              5,275             986
                                                     -------         -------

            Total current assets                      71,309          76,487

Property, plant and equipment, net                     9,262           9,159

Other assets                                           3,228           3,134
                                                     -------         -------

              Total assets                           $83,799         $88,780
                                                     =======         =======




















     See accompanying notes to consolidated condensed financial statements.

                                     3 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                    October 31,      April 30,
                                                       1998            1998
                                                    (UNAUDITED)      (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Current maturities of long-term debt                $   479         $   479
 Accounts payable - trade                                531           1,283
 Accrued liabilities and other                         4,441          11,770
                                                     -------         -------
           Total current liabilities                   5,451          13,532

Long term debt net of current maturities                 250             500
Deferred expenses                                      6,571           6,305
Deposit liability and other                           11,934          12,036
                                                     -------         -------
             Total liabilities                        24,206          32,373

Stockholders' equity:
 Preferred stock  - $1.00 par value                      -0-             -0-
 Common stock  -  $1.00 par value                      9,009           9,009
 Additional paid - in capital                         36,761          36,306
 Retained earnings                                    18,964          15,983
                                                     -------         -------
                                                      64,734          61,298

 Common stock reacquired and held in treasury
   -at cost, 1,327,413 shares at October 31, 1988
   and 1,296,913 shares at April 30, 1998             (3,921)         (3,632)
 Unamortized ESOP debt                                  (750)         (1,000)
 Notes receivable - common stock                        (287)           (287)
 Unearned compensation                                   (68)            (89)
 Accumulated other comprehensive (loss) income          (115)            117
                                                     -------         -------
            Total stockholders' equity                59,593          56,407
                                                     -------         -------

     Total liabilities and stockholders' equity      $83,799         $88,780
                                                     =======         =======












     See accompanying notes to consolidated condensed financial statements.

                                     4 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                   1998              1997
                                            (In thousands except per share data)


Net Sales                                        $13,195           $15,317
                                                 -------           -------

Cost of sales                                      8,781             9,902
Insurance reimbursement                           (4,500)                -
Selling and administrative expenses                2,320             2,831
Research and development expenses                  1,966               608
                                                 -------           -------
        Total operating expenses                   8,567            13,341
                                                 -------           -------
             Operating profit                      4,628             1,976

Other income (expense):
     Investment income                             1,091               899
     Interest expense                               (174)             (459)
     Other income (expense), net                     (18)              795
                                                 -------           -------
Earnings before provision for
        income taxes                               5,527             3,211

Income tax provision
        Current                                    1,400               180
        Deferred                                     400                 -
                                                 -------           -------
                                                   1,800               180
                                                 -------           -------

Net earnings                                     $ 3,727           $ 3,031
                                                 =======           =======

Net earnings per common share
        Basic                                    $  0.50           $  0.42
                                                 =======           =======
        Diluted                                  $  0.47           $  0.39
                                                 =======           =======
Average shares outstanding
        Basic                                   7,507,383         7,277,519
                                                =========         =========
        Diluted                                 7,847,101         7,688,532
                                                =========         =========







     See accompanying notes to consolidated condensed financial statements.

                                     5 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)


                                                    1998             1997
                                            (In thousands except per share data)


Net Sales                                        $ 6,180           $ 8,016
                                                 -------           -------
Cost of sales                                      4,155             5,082
Insurance reimbursement                           (4,500)                -
Selling and administrative expenses                1,126             1,488
Research and development expenses                  1,171               315
                                                 -------           -------
        Total operating expenses                   1,952             6,885
                                                 -------           -------
             Operating profit                      4,228             1,131

Other income (expense)
     Investment income                               442               458
     Interest expense                                (85)             (226)
     Other income, net                                24               400
                                                 -------           -------
Earnings before provision for
        income taxes                               4,609             1,763

Income tax provision
        Current                                    1,350               130
        Deferred                                      50                 -
                                                 -------           -------
                                                   1,400               130
                                                 -------           -------
Net earnings                                     $ 3,209           $ 1,633
                                                 =======           =======

Net earnings per common share
        Basic                                     $ 0.43            $ 0.22
                                                  ======            ======
        Diluted                                   $ 0.41            $ 0.21
                                                  ======            ======
Average shares outstanding
        Basic                                   7,499,924         7,346,360
                                                =========         =========
        Diluted                                 7,776,478         7,736,792
                                                =========         =========







     See accompanying notes to consolidated condensed financial statements.

                                     6 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                          1998           1997
                                                             (In thousands)

Cash flows from operating activities:
  Net earnings                                          $ 3,727        $ 3,031
  Non-cash charges to earnings                            1,811          1,376
  Litigation settlement                                  (8,000)             -
  Insurance reimbursement accrual                        (4,500)             -
  Net changes in other assets and liabilities              (209)        (1,913)
                                                        -------        -------
Net cash (used in) provided by operating activities      (7,171)         2,494

Cash flows from investing activities:
  Sale (purchase) of marketable securities                2,317         (3,038)
  Other - net                                              (610)          (468)
                                                        -------        -------
Net cash provided by (used in) investing activities       1,707         (3,506)

Cash flows from financing activities:
  Payment of cash dividend                                 (771)          (746)
  Principal payments of long-term debt
     and deposit liability                                 (330)          (298)
  Purchase of stock for treasury                           (349)             -
  Payments from employees for exercise
     of stock options or notes receivable                    72            956
                                                        -------        -------
Net cash used in financing activities                    (1,378)           (88)

    Net decrease in cash                                 (6,842)        (1,100)

    Cash at beginning of period                           8,725          3,448
                                                        -------        -------

    Cash at end of period                               $ 1,883        $ 2,348
                                                        =======        =======















     See accompanying notes to consolidated condensed financial statements.

                                     7 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1998 and the results of its operations and cash flows for the three and six months ended October 31, 1998 and 1997. The April 30, 1998 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

 Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                              Periods ended October 31,
                                         Six months            Three months
                                         ----------            ------------

                                      1998        1997       1998        1997
                                   ---------   ---------   ---------   ---------
Basic EPS Shares outstanding
  (weighted average) ...........   7,507,383   7,277,519   7,499,924   7,346,360
Effect of Dilutive Securities ..     339,718     411,013     276,554     390,432
                                   ---------   ---------   ---------   ---------
Diluted EPS Shares outstanding .   7,847,101   7,688,532   7,776,478   7,736,792
                                   =========   =========   =========   =========

     Options to purchase 265,500 and 118,500 shares of common stock were outstanding during the six and three months ended October 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

NOTE C - DEFERRED INCOME TAXES

     As a result of continued operating profits, the 1998 real estate transactions, the recent litigation settlement and proceeds from directors' and officers' insurance, the Company expects to fully utilize its tax net operating loss carryforward. As a consequence, beginning in the third quarter of fiscal 1998, the Company recorded deferred income taxes based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal components of deferred taxes relate to the timing of deductibility of the litigation settlement, certain employee benefits, accounting for long-term contracts and depreciation of property, plant and equipment.

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 1998 and April 30, 1998 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $13,494,000 and $13,618,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.



                                     8 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE E - INVENTORIES

  Inventories, which are reported net of reserves of $904,000 and $1,400,000 at October 31, 1998 and April 30, 1998, respectively, consist of the following:

                                             October 31, 1998     April 30, 1998
                                                        (In thousands)

         Raw materials and Component parts       $ 2,494             $ 2,857
         Work in progress                          4,498               3,618
                                                 -------             -------
                                                 $ 6,992             $ 6,475
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

     During the six-month periods ended October 31, 1998 and 1997, comprehensive income was $3,253,000 and $3,314,000, respectively. For the second quarter of fiscal years 1999 and 1998, comprehensive income was $2,929,000 and $1,717,000, respectively.

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

NOTE H -INSURANCE REIMBURSEMENT AND CONTINGENCIES

     On October 21, 1998, Frequency Electronics, Inc. ("FEI") settled its claim with the Associated International Insurance Company under applicable directors and officers coverage and, on November 17, 1998, received payment in the amount of $4.5 million. The reimbursement was for legal fees previously incurred in defense of criminal and civil suits brought against FEI and certain of its officers by the U.S. Government and certain individuals. On June 19, 1998, FEI and the U.S. Government entered into a Plea Agreement, Civil Settlement Agreement and related documents thereby concluding a global disposition of these previously reported pending litigations and matters. See also Part II, Item 1 of this Form 10Q.

     Reference is also made to Notes 9 and 10 of the Company's Annual Report on Form 10K for the year ended April 30, 1998 for information regarding the litigation settlement and other legal proceedings.




                                     9 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective six- and three-month periods of fiscal years 1999 and 1998:

                                              Six months         Three months
                                                  Periods ended October 31,
                                          1998       1997      1998       1997
                                          ----       ----      ----       ----
Net Sales
   Commercial ........................    84.2%      84.4%     86.1%      84.5%
   US Government .....................    15.8       15.6      13.9       15.5
                                         -----      -----     -----      -----
                                         100.0      100.0     100.0      100.0

Cost of Sales ........................    66.5       64.6      67.2       63.4
Insurance reimbursement ..............   (34.1)       --      (72.8)        --
Selling and administrative expenses: .    17.6       18.5      18.2       18.6
Research and development expenses ....    14.9        4.0      19.0        3.9
                                         -----      -----     -----      -----
   Operating profit ..................    35.1       12.9      68.4       14.1

Other income (expense)- net ..........     6.8        8.1       6.2        7.9
                                         -----      -----     -----      -----
Pretax Income ........................    41.9       21.0      74.6       22.0
Provision for income taxes ...........    13.6        1.2      22.7        1.6
                                         -----      -----     -----      -----
   Net earnings ......................    28.3%      19.8%     51.9%      20.4%
                                         =====      =====     =====      =====


For the six- and three-month periods ended October 31, 1998, operating profit increased by $2.7 million (134%) and $3.1 million (274%), respectively, over the comparable periods of fiscal year 1998 while net earnings increased by $696,000 (23%) and $1.6 million (97%), respectively. These positive outcomes were largely the result of the reimbursement of $4.5 million of prior year litigation costs under the Company's Directors' and Officers' liability insurance policies. The gain from this transaction was offset by lower revenues and higher research and development costs as the Company continues to redirect internal resources towards the development of a generic line of satellite transponder products. In addition, the Company will fully utilize its tax net operating loss carryforward during fiscal 1999, consequently recognizing a larger current tax obligation as well as recognizing deferred income taxes as compared to the fiscal 1998 periods.

Net sales declined $2.1 million (14%) and $1.8 million (23%), respectively, during the six- and three-month periods ended October 31, 1998 as compared to the same periods of fiscal 1998. Sales of commercial products during these six- and three-month periods decreased by $1.8 million (14%) and $1.5 million (22%), respectively, from fiscal 1998 levels. These results reflect the Company's plan to apply internal resources toward development of additional products to fulfill expected future demand for commercial space hardware. Continued delays in certain world-wide satellite manufacturing programs are providing a window of opportunity for the Company to complete its development program during this fiscal year.

Gross margin rates were 33% for both the six- and three-month periods ended October 31, 1998 as compared to 35% and 37% for the comparable fiscal 1998 periods. Gross margins on US government sales were 20% and 19% for the six- and

                                    10 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

three-month periods ended October 31, 1998, respectively, compared to 19% and 24% for the comparable periods of fiscal 1998. Margins on the Company's commercial revenues were 36% and 35% for the six- and three-month periods ended October 31, 1998 as compared to 38% for each of the comparable fiscal 1998 periods. With the present mix of commercial versus government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 1999.

Selling and administrative costs decreased by $511,000 (18%) and $362,000 (24%) for the six- and three-month periods ended October 31, 1998, over the same periods of fiscal 1998. This decrease is attributable to reduced accruals for bonuses and the decline in legal expenses related to the Company's litigation with the U.S. government which was settled in June 1998. All costs related to the settlement were accrued as of April 30, 1998. The Company anticipates that selling and administrative expenses will increase in the latter half of the current fiscal year as the Company intensifies its marketing efforts for its commercial space hardware products.

Research and development costs in the fiscal 1999 periods increased by $1,358,000 (223%) and $856,000 (272%), respectively, over the comparable six- and three-month periods ended October 31, 1997. As indicated previously, the Company intends to devote significant resources to develop a line of generic products to be used as the building blocks for the commercial satellite transponder market. In prior years, the Company secured partial customer funding for its development efforts. For the satellite transponder development effort and other development projects during fiscal 1999, the Company is targeting to spend up to $6 million of its own funds in order to begin bringing such products to the market by the fourth quarter of the current fiscal year. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense decreased by $336,000 (27%) and $251,000 (40%) in the six- and three-month periods ended October 31, 1998 from the comparable fiscal 1998 periods. Investment income increased by $192,000 (21%) in the fiscal 1999 six month period but decreased by $16,000 (3%) during the fiscal 1999 second quarter over the comparable fiscal 1998 periods. This is the result of a 34% increase in income-earning assets from October 31, 1997 to October 31, 1998 which was offset by lower interest rates, some of which was initiated by the Company through a substantial investment in tax-free municipal bonds. Interest expense decreased by $285,000 and $141,000 (62% each) during the fiscal 1999 six- and three-month periods compared to the same periods ended October 31, 1997. This decrease is the result of the repayment during the third quarter of fiscal 1998 of over $10 million of debt related to the Company's former real estate holdings. Other income (expense), net, decreased by $813,000 (102%) and $376,000 (94%) during the fiscal 1999 periods as compared to the fiscal 1998 six- and three-month periods. In fiscal 1998, this category consisted principally of rental income under a long-term lease. Since this lease was part of the real estate sales effected in January 1998, no further income will be derived from that source. For the balance of fiscal 1999, the values in Other income (expense), net, are expected to be nominal.

Prior to fiscal 1999, income taxes consisted principally of state taxes on capital and alternative minimum tax as a result of substantial tax net operating loss carryforwards. Consequently, the effective tax rate in prior years was nominal. The effective tax rate for fiscal 1999 is expected to be approximately 30%. This rate is lower than was initially anticipated at the beginning of the fiscal year due to three factors- the investment in tax-free municipal bonds, the reduced amortization costs of the Employee Stock Ownership Plan as a result of the lower market value of the Company's common stock and the tax credit for incremental research and development expenses, the provisions of which were recently reinstated by Congress.




                                    11 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $66 million at October 31, 1998 compared to working capital at April 30, 1998, of $63 million. Included in working capital at October 31, 1998 is $36 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock after January 6, 1999.

Net cash used in operating activities for the six months ended October 31, 1998, was $7.2 million compared to a net cash inflow of $2.5 million in the comparable fiscal 1998 period. The fiscal 1999 net outflow is the result of the $8 million litigation settlement coupled with larger research and development spending. Without those two items, cash flows from operating activities would have been positive. The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash and cash reserves will be adequate to fund development efforts in these markets. As a result of this investment in its future during the remainder of fiscal 1999, the Company does not anticipate that it will generate positive cash flow from operating activities this fiscal year.

Net cash provided by investing activities for the six months ended October 31, 1998, was $1.7 million. This amount was generated through the sale of certain U.S. government and agency securities aggregating $2.3 million which was partially offset by the acquisition of capital equipment for approximately $610,000. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company may spend up to $2 million on capital equipment related to the development and manufacture of new products. The Company has sufficient resources to acquire such capital equipment.

Net cash used in financing activities for the six months ended October 31, 1998, was $1.4 million compared to $88,000 for the comparable fiscal 1998 period. Included in the fiscal 1999 amount is payment of the Company's semiannual dividend in the aggregate amount of $771,000, the acquisition of 50,000 shares of Company stock for treasury at a cost of $349,000 and $330,000 used to make regularly scheduled long-term liability payments. These outflows were partially offset by transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights ($72,000).

Year 2000 Issue

During the second half of fiscal 1999, the Company intends to install the next upgrade of its current financial software or to acquire new, integrated financial and manufacturing software, the cost of which is not expected to exceed $500,000. The upgrade or purchase of new financial software will satisfactorily address the issue of compliance with the year 2000 problem for financial transactions and reporting purposes. The upgraded or new financial software is expected to be fully functional by the summer of 1999. The Company has sufficient resources to acquire, install and implement such software.

Beginning in the latter portion of fiscal 1998 and concluding during the second quarter of fiscal 1999, the Company acquired new desktop computers of sufficient size and speed to operate the anticipated new financial software. The cost of these computers, included in capital equipment, was approximately $220,000. The Company has determined that additional operational, nonfinancial software must be obtained to resolve the year 2000 issue in certain production and support areas, the cost of which will not exceed $50,000.



                                    12 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Year 2000 Issue (continued)

The Company's products do not contain imbedded microchips or other components which are date sensitive. The same is generally true of the products which are acquired from third-party vendors. Consequently, the Company's products are already compliant with the year 2000. In addition, the Company has received assurances from its "critical" vendors that their systems are or will be Y2K compliant prior to the year 2000. Consequently, the Company does not anticipate any interruption in services or supplies from vendors.

The Company's "worst case" scenario is that its financial and manufacturing software is not timely installed which prevents the Company from preparing appropriately dated invoices, payments or other documentation. In that event, the Company will employ alternative strategies, principally hiring additional clerical personnel, to assure that its records and documentation are properly and accurately maintained until such time that the software implementation can be completed.

Backlog

At October 31, 1998, the Company's backlog amounted to approximately $23 million compared to the approximately $22 million backlog at April 30, 1998. Of this backlog, approximately 50% is realizable in the next twelve months.



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























                                    13 of 15

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

         On July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment based upon FEI's guilty plea entered in connection with the global disposition and the Settlement Agreement. On October 21, 1998, the U.S. Department of the Air Force notified FEI that its debarment will be terminated on December 12, 1998, without condition.

         On October 21, 1998, FEI settled its claim with the Associated International Insurance Company ("Associated") under applicable directors and officers coverage and, on November 17, 1998, FEI received payment in the amount of $4.5 million.

         For all items noted above, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1998 on file with the Securities and Exchange Commission.

     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) On October 23, 1998, the Company's report on Form 8-K, containing disclosure under Item 5 thereof (termination of debarment), was filed with the Securities and Exchange Commission.











                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FREQUENCY ELECTRONICS, INC.
                                                 (Registrant)

Date:  December 14, 1998                BY  /s/ Joseph P. Franklin
                                            ----------------------
                                                Joseph P. Franklin
                                                Chief Executive Officer



Date: December 14, 1998                 BY  /s/ Alan Miller
                                            ---------------
                                                Alan Miller
                                                Chief Financial Officer
                                                and Treasurer




































                                    15 of 15