Form 10-Q
period 1999-01-31
FREQUENCY ELECTRONICS INC
filed 1999-03-17
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 1999

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 11, 1999 - 7,662,409

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                    Page No.

  Item 1 - Financial Statements:

     Consolidated Condensed Balance Sheets -
         January 31, 1999 and April 30, 1998                         3-4

     Consolidated Condensed Statements of Operations
         Nine Months Ended January 31, 1999 and 1998                  5

     Consolidated Condensed Statements of Operations
         Three Months Ended January 31, 1999 and 1998                 6

     Consolidated Condensed Statements of Cash Flows
         Nine Months Ended January 31, 1999 and 1998                  7

     Notes to Consolidated Condensed Financial Statements            8-9

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-13


Part II.  Other Information:

  Item 1 - Legal Proceedings                                         14

  Item 6 - Exhibits and Reports on Form 8-K                          14

  Signatures                                                         15





















                                     2 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                             January 31,        April 30,
                                                1999              1998
                                             (UNAUDITED)        (NOTE A)
                                                      (In thousands)

ASSETS:

Current assets:

   Cash and cash equivalents                  $   771          $ 8,725

   Marketable securities                       39,062           36,661

   Accounts receivable, net                    14,977           18,640

   Inventories                                  8,390            6,475

   Deferred income taxes                        4,933            5,000

   Prepaid and other                              736              986
                                              -------          -------

             Total current assets              68,869           76,487

Property, plant and equipment, net              9,344            9,159

Other assets                                    3,263            3,134
                                              -------          -------

         Total assets                         $81,476          $88,780
                                              =======          =======




















     See accompanying notes to consolidated condensed financial statements.

                                     3 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                     January 31,     April 30,
                                                        1999           1998
                                                    (UNAUDITED)      (NOTE A)
                                                          (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Current maturities of long-term debt                $   500        $   479
 Accounts payable - trade                                546          1,283
 Accrued liabilities and other                         3,396         11,770
                                                     -------        -------
           Total current liabilities                   4,442         13,532

Long term debt net of current maturities                 125            500
Deferred expenses                                      6,661          6,305
Deposit liability and other                           11,882         12,036
                                                     -------        -------
            Total liabilities                         23,110         32,373
                                                     -------        -------

Stockholders' equity:
 Preferred stock  - $1.00 par value                      -0-            -0-
 Common stock  -  $1.00 par value                      9,009          9,009
 Additional paid - in capital                         36,943         36,306
 Retained earnings                                    17,607         15,983
                                                      63,559         61,298

 Common stock reacquired and held in treasury
  - at cost, 1,327,413 shares at January 31, 1999
  and 1,296,913 shares at April 30, 1998              (3,921)        (3,632)
 Unamortized ESOP debt                                  (625)        (1,000)
 Notes receivable  - common stock                       (287)          (287)
 Unearned compensation                                   (57)           (89)
 Accumulated other comprehensive (loss) income          (303)           117
                                                     -------        -------
           Total stockholders' equity                 58,366         56,407
                                                     -------        -------

       Total liabilities and stockholders' equity    $81,476        $88,780
                                                     =======        =======











     See accompanying notes to consolidated condensed financial statements.

                                     4 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                  1999              1998
                                            (In thousands except per share data)


Net Sales                                       $16,255           $23,350
                                                -------           -------

Cost of sales                                    10,953            17,564
Insurance reimbursement                          (4,500)                -
Selling and administrative expenses               3,597             4,544
Research and development expenses                 3,640               896
                                                -------           -------

        Total operating expenses                 13,690            23,004
                                                -------           -------

             Operating profit                     2,565               346

Other income (expense):
     Investment income                            1,608             1,528
     Interest expense                              (254)             (632)
     Other (expense) income, net                    (49)            6,449
                                                -------           -------

Earnings before provision for
        income taxes                              3,870             7,691

Income tax provision
        Current                                   1,100               980
        Deferred                                    400             1,300
                                                -------           -------
                                                  1,500             2,280
                                                -------           -------

Net earnings                                    $ 2,370           $ 5,411
                                                =======           =======


Net earnings per common share
        Basic                                   $  0.32           $  0.74
                                                =======           =======
        Diluted                                 $  0.30           $  0.70
                                                =======           =======

Average shares outstanding
        Basic                                  7,488,435         7,325,974
                                               =========         =========
        Diluted                                7,831,931         7,691,498
                                               =========         =========








     See accompanying notes to consolidated condensed financial statements.

                                     5 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)


                                                   1999              1998
                                            (In thousands except per share data)


Net Sales                                        $ 3,060           $ 8,033
                                                 -------           -------

Cost of sales                                      2,172             7,662
Selling and administrative expenses                1,277             1,713
Research and development expenses                  1,674               288
                                                 -------           -------

        Total operating expenses                   5,123             9,663
                                                 -------           -------

             Operating loss                       (2,063)           (1,630)

Other income (expense)
     Investment income                               517               630
     Interest expense                                (80)             (173)
     Other income, net                               (31)            5,653
                                                 -------           -------

(Loss) earnings before (benefit) provision
        for income taxes                          (1,657)            4,480

Income tax (benefit) provision
        Current                                     (300)              800
        Deferred                                       -             1,300
                                                 -------           -------
                                                    (300)            2,100
                                                 -------           -------

Net (loss) earnings                             ($ 1,357)          $ 2,380
                                                 =======           =======


Net (loss) earnings per common share
        Basic                                    ($ 0.18)          $  0.32
                                                 =======           =======
        Diluted                                  ($ 0.18)          $  0.31
                                                 =======           =======
Average shares outstanding
        Basic                                   7,502,916         7,422,883
                                                =========         =========
        Diluted                                 7,502,916         7,786,363
                                                =========         =========








     See accompanying notes to consolidated condensed financial statements.

                                     6 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                            1999         1998
                                                            ----         ----
                                                              (In thousands)

Cash flows from operating activities:
  Net earnings                                            $ 2,370       $ 5,411
  Non-cash charges to earnings                              2,086            58
  Litigation settlement                                    (8,000)            -
  Net changes in other assets and liabilities               1,691        (2,601)
                                                          -------       -------
Net cash (used in) provided by operating activities        (1,853)        2,868


Cash flows from investing activities:
  Net proceeds from sale of building                            -         6,587
  Purchase of marketable securities                        (2,853)       (3,098)
  Other - net                                                (946)         (642)
                                                          -------       -------
Net cash (used in) provided by investing activities        (3,799)        2,847


Cash flows from financing activities:
  Payment of cash dividend                                 (1,539)       (1,520)
  Receipt on prepayment of note receivable                      -         1,879
  Principal payments of long-term debt
     and deposit liability                                   (486)       (1,237)
  Purchase of treasury stock                                 (349)            -
  Payments from employees for exercise
     of stock options or notes receivable                      72           998
                                                          -------       -------
Net cash (used in) provided by financing activities        (2,302)          120
                                                          -------       -------

   Net (decrease) increase in cash                         (7,954)        5,835

   Cash at beginning of period                              8,725         3,448
                                                          -------       -------

   Cash at end of period                                  $   771       $ 9,283
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

                                     7 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 1999 and the results of its operations and cash flows for the three and nine months ended January 31, 1999 and 1998. The April 30, 1998 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                               Periods ended January 31,
                                         Nine months            Three months
                                         -----------            ------------

                                      1999        1998       1999         1998
                                   ---------   ---------   ---------   ---------
Basic EPS Shares outstanding
  (weighted average) ...........   7,488,435   7,325,974   7,502,916   7,422,883
Effect of Dilutive Securities ..     343,496     365,524          **     363,480
                                   ---------   ---------   ---------   ---------
Diluted EPS Shares outstanding .   7,831,931   7,691,498   7,502,916   7,786,363
                                   =========   =========   =========   =========

     ** Dilutive securities are excluded for the three month period ended January 31, 1999 since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.

     Options to purchase 265,000 shares of common stock were outstanding during the nine and three months ended January 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

NOTE C - DEFERRED INCOME TAXES

     As a result of continued operating profits, the 1998 real estate transactions, the litigation settlement and proceeds from directors' and officers' insurance, the Company expects to fully utilize its tax net operating loss carryforward. As a consequence, beginning in the third quarter of fiscal 1998, the Company recorded deferred income taxes based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal components of deferred taxes relate to the timing of deductibility of the litigation settlement, certain employee benefits, accounting for long-term contracts and depreciation of property, plant and equipment.

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 1999 and April 30, 1998 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $10,180,000 and $13,618,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

                                     8 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE E - INVENTORIES

   Inventories, which are reported net of reserves of $904,000 and $1,400,000 at January 31, 1999 and April 30, 1998, respectively, consist of the following:

                                          January 31, 1999      April 30, 1998
                                                     (In thousands)

     Raw materials and Component parts        $ 2,602               $ 2,857
     Work in progress                           5,788                 3,618
                                              -------               -------
                                              $ 8,390               $ 6,475
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

     During the nine-month periods ended January 31, 1999 and 1998, comprehensive income was $2,054,000 and $5,649,000, respectively. For the third quarter of fiscal years 1999 and 1998, comprehensive (loss) income was ($1,198,000) and $2,335,000, respectively.

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




                                     9 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective nine- and three-month periods of fiscal years 1999 and 1998:

                                             Nine months         Three months
                                                Periods ended January 31,
                                          1999       1998      1999       1998
                                          ----       ----      ----       ----
Net Sales
   Commercial .......................     81.7%      82.5%     70.9%      78.9%
   US Government ....................     18.3       17.5      29.1       21.1
                                         -----      -----     -----      -----
                                         100.0      100.0     100.0      100.0

Cost of Sales .......................     67.4       75.2      71.0       95.4
Insurance reimbursement .............    (27.7)       --        --         --
Selling and administrative expenses .     22.1       19.5      41.7       21.3
Research and development expenses ...     22.4        3.8      54.7        3.6
                                         -----      -----     -----      -----
   Operating profit (loss) ..........     15.8        1.5     (67.4)     (20.3)

Other income (expense)- net .........      8.0       31.5      13.3       76.1
                                         -----      -----     -----      -----
Pretax Income (loss) ................     23.8       33.0     (54.1)      55.8
Provision (benefit) for income taxes       9.2        9.8      (9.8)      26.1
                                         -----      -----     -----      -----
   Net earnings (loss)...............     14.6%      23.2%    (44.3%)     29.7%
                                         =====      =====     =====      =====


Significant Fiscal 1999 and 1998 Events
---------------------------------------

During the nine- and three-month periods ended January 31, 1999 and 1998, the Company recorded several significant non-recurring events which had a material impact on operating profits, pre-tax earnings and net earnings. The table below compares the Company's operating results when these events are excluded:

                                             Nine months          Three months
                                                 Periods ended January 31,

                                           1999      1998       1999       1998
                                          -----     -----      -----      -----
Operating Profit (Loss)- as reported ..  $2,565    $  346    ($2,063)   ($1,630)
 Less:
  Insurance Reimbursement .............  (4,500)        0          0          0
 Add back:
  Inventory writedown .................       0     2,296          0      2,296
                                         ------    ------     ------     ------
    Adjusted Operating (Loss) Profit ..  (1,935)    2,642     (2,063)       666

Interest and Other, Net - as reported .   1,305     7,345        406      6,110
 Less:
  Gain on Building Sale,
                net of expenses .......       0    (4,811)         0     (4,811)
                                         ------    ------     ------     ------
    Adjusted Interest and Other, Net ..   1,305     2,534        406      1,299
                                         ------    ------     ------     ------
Adjusted Pretax (Loss) Earnings ....... ($  630)   $5,176    ($1,657)    $1,965
                                         ======    ======     ======     ======


                                    10 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Excluding the significant events, operating results in fiscal 1999 are lower than in fiscal 1998 principally due to substantially greater research and development spending which has drawn resources away from customer projects. This reallocation of resources as well as softness in the commercial satellite industry has led to lower revenues in the fiscal 1999 periods.

Net sales declined $7.1 million (30%) and $5.0 million (62%), respectively, during the nine- and three-month periods ended January 31, 1999 as compared to the same periods of fiscal 1998. Sales of commercial products during these nine- and three-month periods decreased by $6.0 million (31%) and $3.3 million (66%), respectively, from fiscal 1998 levels. As noted above, some of this decrease was anticipated by the Company because of its allocation of internal resources toward development of additional products to fulfill expected future demand for commercial space hardware. Continued delays in certain world-wide satellite manufacturing programs are providing a window of opportunity for the Company to complete its development program during this fiscal year. During the quarter, the Company also experienced unexpected delays in the receipt of additional follow-on orders from a major customer for one of its terrestrial communication products. Additionally, the Company encountered technical problems on another significant communications product which slowed the release of product to its customer. The Company anticipates that revenues will increase in the fourth quarter of fiscal 1999 as a result of new purchase orders from its customers and resolution of the technical problems.

Gross margin rates were 33% and 29% for the nine- and three-month periods ended January 31, 1999, respectively, as compared to 35% and 33% for the comparable fiscal 1998 periods, excluding the inventory writedowns. Margins in the fiscal 1999 periods are lower because US Government sales, with margins of approximately 20%, comprise a greater percentage of total sales during these periods and certain programs related to the Company's space segment are in the final, less efficient phase. Margins on the Company's terrestrial wireless communications products remained strong at over 40% during the fiscal 1999 periods as compared to 42% during fiscal 1998.

Selling and administrative costs decreased by $947,000 (21%) and $436,000 (26%) for the nine- and three-month periods ended January 31, 1999, over the same periods of fiscal 1998. This decrease is attributable to the Company's move last fall into more efficient space within its leased building, reduced accruals for bonuses and the decline in legal expenses related to the Company's litigation with the U.S. Government. The US Government litigation was settled in June 1998 and all costs related to the settlement were accrued as of April 30, 1998. The Company anticipates that selling and administrative expenses will increase in the last quarter of fiscal 1999 and into the next fiscal year as the Company intensifies its marketing efforts for its commercial space hardware products.

Research and development costs in the fiscal 1999 periods increased by $2.7 million (306%) and $1.4 million (481%), respectively, over the comparable nine- and three-month periods ended January 31, 1998. As indicated previously, the Company has devoted significant resources to develop a line of generic products to be used as the building blocks for the commercial satellite transponder market. In prior years, the Company secured partial customer funding for its development efforts. For the satellite transponder development effort and other development projects during fiscal 1999, the Company is targeting to spend up to $6 million of its own funds in order to begin bringing such products to the market by the fourth quarter of the current fiscal year. Internally generated cash and cash reserves will be adequate to fund this development effort.

Excluding the net gain on the sale of its building, net non-operating income and expense decreased by $1.2 million (49%) and $893,000 (69%) in the nine- and three-month periods ended January 31, 1999 from the comparable fiscal 1998 periods. The third quarter of fiscal 1998 also included a property tax refund of $585,000 and a $149,000 prepayment penalty from a former debtor to the Company, which amount was credited to investment income. Without these two events, net non-operating income and expense in the nine- and three-month periods of fiscal 1999 would have decreased by $495,000 (28%) and $159,000 (28%), respectively, as compared to the same periods of fiscal 1998.



                                    11 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Investment income, excluding the 1998 prepayment penalty, increased by $229,000 (17%) and $36,000 (7%) in the fiscal 1999 nine month period and third quarter, respectively, compared to the same fiscal 1998 periods. This is the result of a 40% increase in income-earning assets from January 1, 1998 to January 31, 1999 which was offset by lower interest rates, some of which was initiated by the Company through a substantial investment in tax-free municipal bonds.

Interest expense decreased by $378,000 (60%) and $93,000 (54%) during the fiscal 1999 nine- and three-month periods compared to the same periods ended January 31, 1998. This decrease is the result of the repayment during the third quarter of fiscal 1998 of over $10 million of debt related to the Company's former real estate holdings.

In fiscal 1998, Other income (expense), net, in addition to the gain on the sale of the buildings and the property tax refund referred to above, also included rental income under a long-term lease. Since this lease was part of the real estate sales effected in January 1998, no further income will be derived from that source. For the balance of fiscal 1999, Other income (expense), net, is expected to be nominal.

Prior to fiscal 1999, income taxes consisted principally of state taxes on capital and alternative minimum tax as a result of substantial tax net operating loss carryforwards. Beginning in the third quarter of fiscal 1998, as a result of the gain on the building sale and continuing operating profits, the Company began to record provisions for income taxes, including provisions for deferred taxes. The effective tax rate for fiscal 1999 is expected to be less than 40%. This rate is lower than was initially anticipated at the beginning of the fiscal year due to three factors- an investment in tax-free municipal bonds, reduced amortization costs of the Employee Stock Ownership Plan as a result of the lower market value of the Company's common stock and the availability of tax credits for incremental research and development expenses, the provisions of which were reinstated by Congress last fall.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $64 million at January 31, 1999 compared to working capital at April 30, 1998, of $63 million. Included in working capital at January 31, 1999 is $40 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash used in operating activities for the nine months ended January 31, 1999, was $1.9 million compared to a net cash inflow of $2.9 million in the comparable fiscal 1998 period. The fiscal 1999 net outflow is the result of the $8 million litigation settlement, offset by receipt of $4.5 million from insurance reimbursement of litigation costs, coupled with larger research and development spending. Without those items, cash flows from operating activities would have been positive. The Company will continue to expend its resources and efforts to develop hardware for commercial satellite programs and commercial ground communication and navigation systems which management believes will result in future growth and continued profitability. Internally generated cash and cash reserves will be adequate to fund development efforts in these markets. As a result of this investment in its future during the remainder of fiscal 1999, the Company does not anticipate that it will generate positive cash flow from operating activities this fiscal year.

Net cash used in investing activities for the nine months ended January 31, 1999, was $3.8 million. Of this amount, $2.9 million was used to invest in marketable securities, principally U.S. government and agency securities. The Company also acquired capital equipment for approximately $946,000. The Company

                                    12 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

may continue to acquire or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company may spend up to $2 million on capital equipment related to the development and manufacture of new products. The Company has sufficient resources to acquire such capital equipment.

Net cash used in financing activities for the nine months ended January 31, 1999, was $2.3 million compared to a $120,000 cash inflow for the comparable fiscal 1998 period. Included in the fiscal 1999 amount is payment of the Company's semiannual dividends in the aggregate amount of $1.54 million, the acquisition of 50,000 shares of Company stock for treasury at a cost of $349,000 and $486,000 used to make regularly scheduled long-term liability payments. These outflows were partially offset by transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights ($72,000).

Year 2000 Issue
---------------

During the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, the Company intends to install newly acquired, integrated financial and manufacturing software, the cost of which is not expected to exceed $500,000. The purchase of the financial software will satisfactorily address the issue of compliance with the year 2000 problem for financial transactions and reporting purposes. The Company has sufficient resources to acquire, install and implement such software.

Beginning in the latter portion of fiscal 1998 and concluding during the second quarter of fiscal 1999, the Company acquired new desktop computers of sufficient size and speed to operate the new financial software. The cost of these computers, included in capital equipment, was approximately $220,000. The Company has determined that additional operational, nonfinancial software must be obtained to resolve the year 2000 issue in certain production and support areas, the cost of which will not exceed $50,000.

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

In the event its financial and manufacturing software is not timely installed and the Company is unable to prepare appropriately dated invoices, payments or other documentation, the Company will employ alternative strategies. This will consist principally of hiring additional clerical personnel to assure that the Company's records and documentation are properly and accurately maintained until such time that the software implementation can be completed.

Backlog
-------

At January 31, 1999, the Company's backlog amounted to approximately $23 million compared to the approximately $22 million backlog at April 30, 1998. Of this backlog, approximately 45% is realizable in the next twelve months.








                                    13 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

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

         On July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's proposed debarment based upon FEI's guilty plea entered in connection with the global disposition and the Settlement Agreement. On December 12, 1998, the U.S. Department of the Air Force notified FEI that its debarment was terminated, without condition.

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

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended January 31, 1999.


                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FREQUENCY ELECTRONICS, INC.
                                                     (Registrant)

Date:  March 17, 1999                 BY  /s/ Joseph P. Franklin
                                          ----------------------
                                              Joseph P. Franklin
                                              Chief Executive Officer



Date: March 17, 1999                  BY  /s/ Alan Miller
                                          ---------------
                                              Alan Miller
                                              Chief Financial Officer
                                              and Treasurer




































                                    15 of 15