Form 10-K
period 1999-04-30
FREQUENCY ELECTRONICS INC
filed 1999-07-28
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

           [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended April 30, 1999

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 21, 1999 - $55,239,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 21, 1999 - 7,664,284.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 20, 1999.

                           (Cover page 1 of 61 pages)
                            Exhibit Index at Page 54

                                     PART I
Item 1.  Business
-------  --------
GENERAL DISCUSSION
     Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the area of time and frequency control. Unless the context indicates otherwise, references to the Registrant or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to "FEI" are to the parent company alone and do not refer to any of the subsidiaries.
      Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.
      The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 7,662,409 shares were outstanding at April 30, 1999, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.
      At its inception, the Company was involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter measure and timing systems. Such products are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. The Company's business was highly dependent upon the defense and space spending policies of the U.S. Government. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products.
      In an effort to better serve customers on a more competitive basis, the Company has transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and terrestrial wireless communications. The Company has segmented its operations into two principal industries: commercial products for wireless communications which are based either on the ground or in space and products used by the United States Government for defense or space applications. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.
      The Company has focused its internal research and development on re-engineering its core technologies for the commercial markets. During fiscal 1999, 1998 and 1997 approximately 77%, 82% and 70%, respectively, of the Company's sales were for commercial products used for terrestrial or space-based wireless communications and foreign governments. For the years ended April 30, 1999, 1998 and 1997, approximately 23%, 18% and 30%, respectively, of the Company's sales were for U.S. Government end-use. The Company believes a substantial commercial market exists for its legacy technologies and has developed several new commercial product lines as discussed later in this Item 1.

MATERIAL DEVELOPMENTS
      During fiscal year 1999, the Company focused a significant portion of its resources on the development of new products for a line of satellite transponder components as well as augmenting and improving its existing line of terrestrial wireless communication products. The Company incurred research and development costs of approximately $5.8 million as compared to approximately $1.4 million in each of the two preceding fiscal years. The Company is beginning to market its current generation of generic satellite and new terrestrial wireless products. See additional discussion under Research and Development efforts.
     On November 17, 1998, the Company received $4.5 million in settlement of its claim against Associated International Insurance Company under applicable directors and officers insurance coverage. This payment related to legal fees incurred by FEI in previous years in defense of certain litigation brought against it by agencies of the U.S. Government.

      On June 19, 1998, FEI and the United States Government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and Related Documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters with the Government. Under the terms of the Settlement Agreement, FEI paid an aggregate of $8 million to the Government. These settlement payments are reflected in the Company's consolidated results of operations for the prior fiscal year ended April 30, 1998.

     By letter dated October 21, 1998, the U.S. Department of the Air Force concluded the proceedings with respect to FEI's Government contract suspension and debarment, as of December 12, 1998, without condition. As a consequence, FEI may engage in projects related to U.S. Government military and space related efforts if it chooses to do so.

     For a more complete description of the Litigations and their disposition pursuant to the Settlement Agreement and the Government contract suspension and debarment proceedings, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.

     See Item 3 - Legal Proceedings, for additional information on these matters.

REPORTABLE SEGMENTS

      The Company designs, develops, manufactures and markets precision time and frequency control products for two principal markets: (1) commercial wireless communications applications, either space- or ground-based and (2) the traditional heritage government and military markets.
      The Company's products for the two reportable segments are similar in function and are manufactured by the same personnel in a single production facility. The Company has chosen these two reportable segments based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment.

Commercial Wireless Communications segment:
      The Company has transformed itself from a defense contract manufacturer into a high-tech provider of time and frequency products used to synchronize voice, data and video transmissions in commercial satellites and digital wireless communications. The Company has focused its internal research and development on re-engineering its core technologies for the commercial markets. As a result, the Company has experienced accelerating growth in commercial revenues and anticipates continued substantial sales growth in these areas.

      Space-based
      The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has led to the increased need and ability to transmit information to earth based receivers. This requires precise timing and frequency control at the satellite. For example, the Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. The Company's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand alone products for space and satellite applications. The Company's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. The Company's space-qualified products have been utilized by commercial satellite programs such as Globalstar, Eutelsat, Inmarsat and Worldstar. New products based on the Company's heritage military designs are being introduced to take advantage of this emerging market. These new products include local frequency generators, up and down converters, low noise amplifiers and complete satellite transponders.

      Terrestrial
      The telecommunications industry is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and PCS networks. Wireless communication services have become an integral part of the telecommunications market.
      Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology in order to expand network coverage, increase capacity and improve transmission quality. This upgrade requires very accurate frequency control at the base stations accomplished through quartz or rubidium oscillators to achieve a higher degree of precision.
      Currently three leading digital technologies are utilized: Time Division Multiple Access, Code Division Multiple Access and Global System for Mobile Communications. These transmission protocols are segmented and transmitted over a wider spectrum of bandwidths than available under analog systems. Wide-band digital systems have a need for more accurate synchronization which is accomplished through use of precise timing devices located throughout the system. The Company manufactures a Commercial Rubidium Atomic Standard, an extremely small, low cost, low phase noise, stable atomic standard and temperature stable quartz crystal oscillators ideally suited for use in advanced cellular communications and wireless telecommunications.

U.S. Government segment:
      During the fiscal years ended April 30, 1999, 1998 and 1997, approximately 23%, 18% and 30%, respectively, of the Company's sales were made either directly with U.S. Government agencies or indirectly with government agencies through subcontracts intended for government end-use. All of these contracts were on a fixed price basis. Under a fixed price contract the price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Company bears the risk of cost overruns and derives the benefit from cost savings.
      Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Company's accounts with respect to these contracts. The Company is not aware of any basis for recovery with respect to past certificates.

      All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Company is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations.
      The Company's proprietary products have been used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are two examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

      Sales summaries for the Commercial Wireless Communications and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data). Segment information regarding revenues, operating profits, depreciation and assets is more fully disclosed in Note 13 to the accompanying financial statements.

      PRODUCTS
      The Company's products are manufactured from raw material which, when combined with conventional electronic components available from multiple sources, become finished products, subsystems and systems used for satellite applications, space exploration, wireless communications, position location, radar, sonar and electronic counter-measures. These products, subsystems and systems are employed in ground-based earth stations, domestic and international satellites, fixed, transportable, portable and mobile communications installations as well as aircraft, ships, submarines and missiles. The Company's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement and delivery schedule as determined by project detail.
      Components - The Company's key technologies include quartz, rubidium and cesium from which it manufactures precision time and frequency standards and higher level assemblies which allow the users to generate, synchronize, transmit, and receive signals in order to locate their position, secure a communications system, or guide a missile. The components class of the Company's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and space and high-reliability custom thick and thin film hybrid assemblies.
      Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including: ultrastable units for critical satellite and strategic systems, and fast warm-up, low power consumption units for mobile applications, including commercial aircraft and telephony.
      The ovenized quartz oscillator is the most accurate type, wherein the oscillator crystal is enclosed in a temperature controlled environment called a proportional oven. The Company manufactures several varieties of temperature controlling devices and ovens.

      The voltage-controlled quartz oscillator is an electronically controlled device wherein the frequency may be stabilized or modulated, depending upon the application.
      The temperature compensated quartz oscillator is an electronically controlled device using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.
      The key components for the atomic instrument products (cesium and rubidium) are manufactured totally from raw materials. The rubidium lamp, filter and resonance cell provide the optical subassembly used in the manufacture of the Company's optically pumped atomic rubidium frequency standards. The cesium tube resonator is also manufactured totally from raw materials and is used in the manufacture of the Company's cesium primary standard atomic clocks.
      High reliability, MIL-M-38510 Class S and B, custom hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Company's products and also supplied directly to customers, for space and other high reliability systems.
      Efficient and reliable DC-DC power converters are manufactured for the Company's own instruments and as stand alone products, for space and satellite applications.
      The Company manufactures filters and discriminators using its crystal resonators for its own radio-frequency and microwave receiver, signal conditioner and signal processor products.
      Instruments - The Company's instrument line consists of three basic time and frequency generating instruments and a number of instruments which test and distribute the time and frequency. The Company's time and frequency generating instruments are the quartz frequency standard, rubidium atomic standard, cesium beam atomic standards and VSAT transceivers.
      The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. The Company's frequency standard is used in communications, guidance and navigation and time synchronization. The Company's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred.
      The optically pumped atomic rubidium frequency standard is a solid-state instrument which provides both timing and low phase noise references used in wireless communications systems. Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronics package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.
      The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency several orders of magnitude more accurate than other types of quartz frequency generators. The atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and digital timing for systems use. The atomic standard manufactured by the Company is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.

      The VSAT transceivers consisting of C and KU Bands are intended for use in satellite communications primarily for private data and voice earth stations.
      As communications systems become more precise, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Company manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.
      Systems - Essentially, the Company's systems portion of its business is manufactured by integrating selections of its products into subsystems and systems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies and experience in applying them to a wide range of systems. The Company's systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.
      The Systems portion of the business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. The time and frequency control systems combine the Company's cesium, rubidium and/or crystal instruments with its other products, to provide systems for space and ground based communications, space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation, calibration, and electronic counter-measures applications. A number of these time and frequency control systems provide up to quadruple redundancy to assure operational longevity.

      BACKLOG
      As of April 30, 1999, the Company's consolidated backlog amounted to approximately $21 million (see Item 7) and includes orders for the commercial wireless communications segment of approximately $19 million. Approximately 55% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2000. Although the current backlog is comparable to the backlog at April 30, 1998, the character of the backlog is changing. In previous years, the backlog of custom-built products could represent 12 to 18 months of production. As the Company evolves into a more product-oriented manufacturer and seller of generic wireless communication products, its cycle-time will be significantly reduced. Consequently, the backlog will be less predictive of future results. The backlog, which includes firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

      CUSTOMERS AND SUPPLIERS
      The Company markets its products both directly and through 27 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 20%, 18% and 21% of net sales in fiscal years 1999, 1998 and 1997, respectively.
      The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 1999, 1998 and 1997, approximately 23%, 18% and 30%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

      Sales to Motorola Corp. ("Motorola") exceeded 10% of the Company's consolidated sales for the year ended April 30, 1999. Sales to Space Systems Loral ("SSL") and Motorola each exceeded 10% of the Company's consolidated sales for the year ended April 30, 1998, and for the year ended April 30, 1997, sales to Hughes Space and Communications ("HSC") and SSL each exceeded 10% of consolidated sales. During the three years ended April 30, 1999, sales to SSL and Motorola were made by the Company's commercial wireless communications segment. Sales to HSC during this period were substantially for U.S. Government end-use. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.
      The Company purchases a variety of components such as transistors, resistors, capacitors, connectors and diodes for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its component part purchases and maintains alternative sources of supply for all of its purchased components. The Company has found its suppliers generally to be reliable and price-competitive.


RESEARCH AND DEVELOPMENT
      The Company's technological expertise has been an important factor in its growth. Until a few years ago, virtually all of its research and development activities had taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Company has been successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, is of a proprietary nature.
      The Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products. The Company continues to conduct research in developing new time and frequency technologies and improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.
      The Company continues to focus a significant portion of its own resources and efforts on developing hardware for commercial satellite and terrestrial wireless communications systems which it anticipates will result in future growth and increased profits. During fiscal 1999, 1998 and 1997, the Company expended $5.8 million, $1.4 million, and $1.5 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2000, the Company expects to spend from $3 million to $4 million on research and development which will include completion of development of the family of generic transponder components for the growing commercial telecommunications satellite market as well as for other emerging wireless communications technologies.

PATENTS AND LICENSES
      The Company believes that its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, the rights to inventions of employees working for the Company are assigned to the Company and the Company presently holds such patents and licenses. Also, in certain limited circumstances, the U.S. Government may use or permit the use by the Company's competitors, certain patents or licenses it has funded. The Company does not believe that patents and licenses are material to its business.

COMPETITION
      The Company experiences intense competition with respect to all areas of its business. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function in severe environments encountered in space, prompt and responsive contract performance, and the Company's technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. The Company believes its ability to take such raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications, all under one roof, provides the Company with an advantage over many of its competitors.
      Many of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.

      With respect to the cesium beam atomic clock, quartz crystal standard and rubidium frequency standard, the Company competes with Hewlett-Packard Company, Datum, Inc., and E. G. and G., Inc. The Company's principal competition for space products is the in-house capability of its major customers.

EMPLOYEES
      The Company employs 225 persons, none of whom are represented by labor unions.

OTHER ASPECTS
      The Company's business is not seasonal and no unusual working capital requirements exist.

Item 2.  Properties
-------  ----------
      The Company occupies 93,000 square feet of a manufacturing and office facility located in Mitchel Field, Long Island, New York. This facility is part of the building which the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease with the County of Nassau, to Reckson Associates Realty Corp. ("Reckson"), and leased back the space which it presently occupies.
      The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Company were constructed at the cost of Reckson. The leased space is adequate to meet the Company's present and future operational needs.
      The sale of its building to Reckson, a real estate investment trust whose shares are traded on the New York Stock Exchange ("REIT"), was effected through a tax-deferred exchange of the building for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to the Company based upon the price per share of the REIT on the date of conversion of REIT units. Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. (See Note 6 to the accompanying financial statements.)

Item 3.  Legal Proceedings
-------  -----------------

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

         5. AMRAAM/cesium Grand Jury investigation, United States District Court, Eastern District of New York ("AMRAAM Investigation").

The foregoing matters are collectively referred to as the "Litigations". By letter dated October 21, 1998, the Air Force concluded the proceedings with respect to FEI's Government contract suspension and debarment as of December 12, 1998, without condition. For a more complete description of the Litigations and their disposition pursuant to the Settlement Agreement and the Government contract suspension and debarment proceedings, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.

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

      The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action. It is believed that the Government made applications to the Court on one or more occasions after December 3, 1992, to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin B. Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the Muller Qui Tam Action and the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action named as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994, as to Hughes, Raytheon and their respective subsidiaries. FEI and Martin Bloch moved to dismiss the complaint on various grounds and at the oral argument of the motion to dismiss, the Court granted the motion to the extent that the complaint failed to plead fraud with sufficient particularity as is required under the Federal Rules of Civil Procedure and the plaintiff was directed to serve an amended complaint. On February 6, 1996, plaintiff served an amended complaint ("Amended Complaint").
      The Amended Complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advanced Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which constituted components of the AMRAAMS; that FEI improperly designed, manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI and Martin Bloch knowingly directed non-disclosure of the design flaws; that the concealed design defects in developmental oscillators permitted FEI to manufacture additional defective oscillators which were used in operational missiles; that as a direct result of FEI's fraudulent concealment of the defects, FEI was contracted to design and manufacture additional oscillators; that when missiles were returned to FEI for repair, FEI charged the Government for repair even though FEI knew the units had been defective at the time of delivery; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.

      FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the Amended Complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel - demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander - demanding damages of $3,000,000; tortious interference with prospects for additional business relations - demanding damages of $1,865,010; prima facie tort - demanding damages of $1,865,010; conversion - demanding damages of $11 plus an amount to be determined at trial; breach of employment contract - demanding damages of $1,865,010; breach of fiduciary duty - demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorneys Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.
      In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 Letter provided to the Government. The third-party complaint asserts the same claims against the attorneys as are asserted in the counterclaims against Muller, for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion. The counterclaims and third-party complaint have been served. Muller has replied to the counterclaims asserted in FEI's answer to the Amended Complaint, denied the substantive allegations and asserted various affirmative defenses. The third-party defendants have replied to the third-party complaint and have denied the allegations and asserted various affirmative defenses. Discovery has not commenced.
      Muller moved to dismiss the counterclaims in the answer and the third party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and at the time the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. By order dated August 29, 1996, the Court stated that on January 5, 1996, the Government had agreed to unseal the case file and that the balance of the relief requested was denied or otherwise dealt with as reflected on the record at the oral argument on January 5, 1996. On April 11, 1997, in open Court and on the record, the Court ordered that the Muller Qui Tam Action was stayed pending resolution of the Criminal Cases. Since the disposition of the Criminal Cases, litigation has resumed. To date, the parties have engaged in limited discovery since the
Government has determined that all classified and unclassified documents relating to this action are deemed classified documents subject to Department of Defense security regulations. As a result, extraordinary procedures have only recently been put in place for purposes of conducting discovery.
      No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, third-party action or the pending motions.
      On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). At the time this action was instituted, all of the individual defendants named in the complaint were directors of FEI, Martin B. Bloch was president and chairman of the board of directors and Abraham Lazar was a vice-president. Joseph P. Franklin is presently chairman of the board of directors, Lazar has retired and is no longer a vice president. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's then secretary/treasurer and Marvin Norworth, then FEI's contracts manager. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.

      The substance of the amended complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees.
      FEI and all of the individual defendants moved to dismiss the complaint in the Solash Action ("Motion(s)"). To date, the Motions have not been heard by the Court. FEI has determined to vigorously defend the Solash Action. Discovery has not commenced. No opinion can be offered as to the outcome of the Motions or with respect to the Solash Action.
      On February 4, 1994, FEI was served with a complaint in an action entitled "Supreme Court of the State of New York, County of New York, Moise Katz, Plaintiff, against Martin B. Bloch, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Defendants, and Frequency Electronics, Inc., Nominal Defendant", Index Number 93-129450 ("Katz Action"). This was a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves. At the time this action was instituted, all of the individual defendants named in the complaint were directors of FEI, Martin B. Bloch was president and chairman of the board of directors and Abraham Lazar was a vice president. Joseph P. Franklin is presently chairman of the board of directors. Lazar has retired and is no longer a vice president.
      The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.
      FEI and all of the defendants moved to dismiss the complaint in the Katz Action ("Motion(s)"). At the time of the Motions, the plaintiff moved to amend the complaint by setting forth certain additional allegations of wrongdoing including, among others, amplifying allegations with respect to the Indictment, setting forth allegations relating to the Muller Qui Tam Action, and allegations attempting to clarify the relationship of the parties to the New York forum, the latter allegations having been attacked on the Motions. In connection with the Motions, the defendants stipulated that they would not object to any application by the plaintiff Katz to intervene in the Solash action. By order dated September 21, 1994, the Court granted the defendants' Motions, dismissed the complaint and denied the plaintiff's cross-motions.
      On or about November 17, 1994, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Moise Katz Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, John C. Ho, Abraham Lazar, E. John Rosenwald, Jr., Harry Newman, Marvin Norworth, individuals, Defendants and Frequency Electronics, Inc., a Delaware corporation, Nominal Defendant", Civil Action No. 13841 ("Katz Delaware Action"). All of the individual defendants named in the complaint, with the exception of Harry Newman ("Newman") and Marvin Norworth ("Norworth"), were all directors of FEI, Martin B. Bloch was president and chairman of the board of directors, Abraham Lazar was a vice-president, and Joseph P. Franklin is presently chairman of the board of directors. Lazar has retired and is no longer a vice president. Newman was FEI's secretary/treasurer and is FEI's secretary and Norworth was FEI's contracts manager and is retired. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed or refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Katz Delaware Action, the complaint alleged that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.
      The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.

      Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").
      In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17, 1995, and a Stipulation and Order of the Court dated June 14, 1995, the Derivative Litigation has been dismissed as to Newman and Norworth and was otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court. The Indictment, Superseding Indictment and the related investigations have been disposed of by reason of the Global Disposition. Since the disposition of the Criminal Cases, the plaintiff in the Derivative Litigation has made an application to resume the litigation and is presently seeking to serve an amended complaint. FEI has determined to vigorously defend the Derivative Litigation. Discovery has not commenced. No opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.
      FEI has filed claims with its insurance carriers pertaining to potential coverages for directors and officers relating to the first Grand Jury
Investigation, the Indictment and the Superseding Indictment, the Fox Civil Case, the Muller Qui Tam Action, the AMRAAM Investigation, the Geldart Qui Tam Action, the Solash Action and the Katz Action. On November 17, 1998, FEI settled its claim with Associated International Insurance Company and FEI received payment from Associated in the amount of $4.5 million.
      Certain disclaimers of coverage have been made by the remaining carriers with respect to certain of these matters. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. At the appropriate time, FEI intends to vigorously pursue its rights with respect to these insurance policies.
      Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $221,000, $741,000 and $890,000 for fiscal years 1999, 1998 and 1997, respectively.

Government Contract Suspension and Debarment
      By letter dated July 13, 1998, FEI was notified by the U.S. Department of the Air Force that it terminated the suspension proceedings initiated against FEI's president and director, Martin B. Bloch, its former vice president and director, Abraham Lazar, its secretary/treasurer, Harry Newman and its former contracts manager, Marvin Norworth, who has since retired. By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The debarment was based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The debarment was effective July 9, 1998. By letter dated October 21, 1998, the U.S. Department of the Air Force concluded the proceedings with respect to the debarment and determined that the debarment of FEI would be terminated on December 12, 1998, without condition. Such debarment, in fact, terminated on December 12, 1998 and, as a consequence, FEI may engage in projects related to U.S. Government military and space related efforts if it chooses to do so.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
      No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder Matters
-------   ----------------------------------------------------------------------
      The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange and as adjusted for the 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.


   FISCAL QUARTER                    HIGH SALE            LOW SALE
   1999 -
          FIRST QUARTER             $19    3/8           $10
          SECOND QUARTER             11                    5    9/16
          THIRD QUARTER              11    3/4             6     7/8
          FOURTH QUARTER              9    1/8             6    3/16
   1998 -
          FIRST QUARTER             $11    3/8           $ 6     3/8
          SECOND QUARTER             19    1/2            10   13/16
          THIRD QUARTER              20                   13     1/8
          FOURTH QUARTER             17    3/8            13     1/4

      As of July 21, 1999, the approximate number of holders of record of common stock was 833.

DIVIDEND POLICY
      On March 24, 1997, the Company announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.

Item 6.  Selected Financial Data
-------  -----------------------
      The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 1999. The information has been derived from the audited financial statements of the Company for the respective periods.

                                                              Years Ended April 30,
                                             1999         1998        1997         1996         1995
                                             ----         ----        ----         ----         ----
                                                       (in thousands, except share data)
Net Sales
 Wireless Communications ............     $ 14,547     $ 26,364     $ 19,612     $ 11,220     $  6,103
 U.S. Government ....................        4,411        5,633        8,317       13,872       17,978
                                          --------     --------     --------     --------     --------

Total Net Sales .....................     $ 18,958     $ 31,997     $ 27,929     $ 25,092     $ 24,081
                                          ========     ========     ========     ========     ========
Operating (Loss) Profit .............     $   (701)(1)($ 9,105)(2)  $  2,675     $  1,047    ($  6,025)
                                          ========     =======      ========     ========     ========
Net Earnings (Loss) .................     $  1,173     $    64      $  4,863     $  2,822    ($  3,843)
                                          ========     =======      ========     ========     ========

Average Common Shares Outstanding (4)

                  Basic .............     7,502,260    7,368,472    6,967,109    6,939,872    7,253,051

                  Diluted ...........     7,820,742    7,787,140    7,319,250    6,995,133    7,253,051

Earnings (Loss) per Common Share (4)

                  Basic .............     $  0.16      $  0.01      $  0.70      $  0.41     ($ 0.53)
                                          =======      =======      =======      =======     =======

                  Diluted ...........     $  0.15      $  0.01      $  0.66      $  0.40     ($ 0.53)
                                          =======      =======      =======      =======     =======


Total Assets ........................     $ 78,355     $ 88,780     $ 74,866     $ 68,770     $ 65,032
                                          ========     ========     ========     ========     ========
Long-Term Obligations
      and Deferred Items ............     $ 16,959     $ 18,841     $  5,460     $ 14,877     $ 14,959
                                          ========     ========     ========     ========     ========
Cash dividend declared
    per common share (4) ............     $  0.20      $  0.20      $  0.10          --           --
                                          =======      =======      =======      =======      =======

  (1) Includes insurance reimbursement of $4.5 million for legal fees related to certain litigation with the U.S. Government.
  (2) Includes litigation settlement of $8 million and U.S. Government-related inventory writedowns and reserves of $4.8 million.
  (3) In addition to items in (2) above, includes net gain on sale of buildings of $4.9 million and the reversal of the valuation allowance on deferred tax assets of $2.6 million.
  (4) All share and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------


RESULTS OF OPERATIONS

      The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                          1999      1998     1997
                                          ----      ----     ----
Net Sales
    Wireless Communications ........      76.7%     82.4%     70.2%
    U.S. Government ................      23.3      17.6      29.8
                                         -----     -----     -----
                                         100.0     100.0     100.0
Cost of Sales ......................      68.5      80.9      64.7
Selling and administrative expenses       28.4      18.1      20.5
Insurance reimbursement ............     (23.7)      --        --
Litigation settlement ..............       --       25.0       --
Research and development expenses ..      30.5       4.5       5.2
                                         -----     -----     -----
    Operating (loss) profit ........      (3.7)    (28.5)      9.6

Other income (expense) .............      12.0      24.3       8.6
Provision (benefit) for income taxes       2.1      (4.4)      0.7
                                         -----     -----     -----
    Net Earnings ...................       6.2%      0.2%     17.4%
                                         =====     =====     =====


      Significant Fiscal 1999 & 1998 Events

      As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 1999 and 1998 results of operations were materially impacted by several specific events as well as a strategic management decision. In fiscal 1999, the Company recovered $4.5 million from an insurance company related to legal expenses incurred in defense of the Company's litigation with the U.S. Government. (Item 3. Legal Proceedings and Note 9 to the financial statements) In addition, the Company recognized an opportunity to provide generic satellite transponder components for the anticipated growth in the space-based wireless telecommunications industry. Accordingly, during fiscal 1999, the Company committed significant resources to developing a line of generic satellite transponder products to meet the expected demand while it also continued development of generic terrestrial wireless communications products. The Company spent an aggregate of $5.8 million on research and development efforts during the fiscal year as compared to approximately $1.4 million in each of the preceding two years.

     Fiscal 1998 results were impacted by: (1) the settlement of litigation with the U.S. Government (Item 3. Legal Proceedings and Note 9 to the financial statements); (2) the sale of its real estate holdings (Item 2. Properties and
Note 6 to the financial statements) and (3) the writedown or reserve for inventories related to phasing out U.S. Government business. (Note 4 to the financial statements)

      In June 1998, the Company settled all outstanding criminal and civil cases brought by the U.S. Government and made total payments of $8 million (Item 3. Legal Proceedings). Accordingly, including related accrued litigation expenses, the Company recorded a charge of $8.15 million against fiscal 1998 earnings.

      In January 1998, in two transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust, and leased back a portion of the building which it occupies. (Item 2. Properties and Note 6 to the financial statements.) In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America, receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses. A portion of the proceeds were used to repay the $9 million loan obtained to finance the original construction of this building. In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. The Company leased back approximately 43% of this building from Reckson and incurred approximately $500,000 of relocation expenses related to this leaseback during fiscal 1998. Under the accounting provisions for sale and leaseback transactions, most of the ultimate gain on this sale will be deferred and recognized into income over the term of the lease with the balance recognized in income upon sale or conversion of the REIT units into shares of Reckson Associates Realty Corp., a publicly-traded company. Preceeding the sale of its building, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest.

      During fiscal 1998, the Company determined that a writeoff or reserve of $4.8 million of certain work-in-progress and component parts inventory related to U.S. Government programs was appropriate. These inventory adjustments result from the Company's transformation to a commercial wireless telecommunications equipment manufacturer as well as its expectation for reduced procurement volumes by the U.S. Government due to both smaller Defense Department budgets and the Government's migration to alternate technologies.

      As of the end of fiscal 1999, the Company has utilized most of its tax net operating loss carryforward. In addition, with the settlement of the U.S. Government litigation, the uncertainty regarding realizability of the Company's net deferred income tax asset was removed, thus eliminating the need for a valuation allowance on such amount. Accordingly, during fiscal 1998, the Company recorded a deferred tax benefit of $2.6 million (net).

      Without these significant events, the Company's fiscal 1999 and 1998 operating profit, pre-tax earnings and net earnings would be materially different from that reported in the financial statements as illustrated below:

                                                    1999      1998       1997
                                                    ----      ----       ----
Operating (loss) profit- as reported .........    $ (701)   $(9,105)   $ 2,675
    Less:
        Insurance reimbursement ..............    (4,500)      --         --
    Add back:
        Litigation settlement and expenses ...      --        8,150       --
        Inventory writedowns and reserves ....      --        4,764       --
                                                  ------    -------    -------
Adjusted operating (loss) profit .............    (5,201)     3,809      2,675
                                                  ------    -------    -------

Other income (expense) - as reported .........     2,274      7,769      2,388
    Less:
        Gain on building sale, net of expenses      --       (4,927)      --
                                                  ------    -------    -------
Adjusted Other income (expense) ..............     2,274      2,842      2,388
                                                  ------    -------    -------
Adjusted pretax (loss) earnings ..............   ($2,927)   $ 6,651    $ 5,063
                                                  ======    =======    =======

      Operating (Loss) Profit

      The operating loss for the year ended April 30, 1999, decreased by $8.4 million from fiscal 1998. Excluding the one-time items discussed above and as shown in the preceding table, the Company would have incurred a loss of $5.2 million or a decrease of $9.0 million from fiscal 1998's adjusted operating profit. This decline is due to the sizable increase ($4.3 million) in research and development spending during fiscal 1999 versus fiscal 1998, coupled with a $13 million decrease in sales volume in 1999 compared to fiscal 1998.

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

      Net Sales

      Net sales for fiscal 1999 decreased by $13 million (41%) over fiscal 1998 sales. The largest decline ($11.8 million or 45%) was in the commercial wireless communications segment, principally in sales to the space industry. Significant launch failures by the major satellite manufacturers in the past 18-month period coupled with the economic slowdown in Asia, has resulted in major delays in new satellite programs. This also led to lower levels of outsourcing for component parts for existing satellite programs. Although detrimental to the current year's financial results, the Company believes these program delays provide a window of opportunity to complete development of its line of generic transponder components before major satellite orders are released.

      Sales of the Company's products to the terrestrial wireless communications market were also negatively impacted by the Company's decision to renegotiate an exclusive contract with a customer for the Company's VSAT product line. This action resulted in a fiscal 1999 fourth quarter reduction of sales and cost of sales of approximately $1.7 million and $1.0 million, respectively. During fiscal 1999, the Company was developing this product for the customer under a fixed-unit contract and recorded revenues through the third quarter of the year. As a result of the renegotiations, the Company expects to remove the exclusivity feature of the contract, thus broadening its customer base and increasing sales of this product in the future.

      Sales to the U.S. Government were down by $1.2 million (22%) from fiscal 1998 levels. The decrease in U.S. Government revenue was anticipated by the Company as it de-emphasizes this aspect of its business.

      Net sales in fiscal 1998 increased by $4.1 million (15%) over fiscal 1997 with sales to commercial wireless communications customers increasing by $6.8 million (34%). The increasing proportion of commercial wireless communications sales illustrates the Company's successful transformation into a non-U.S. Government provider of specialty timing devices for space and terrestrial commercial wireless applications. Both fiscal 1998 and 1997 wireless communications revenues reflect increasing sales of the Company's commercial rubidium product line for application primarily in the cellular telephone industry. Shipments of this product line have approximately doubled in each of the last three years and are expected to continue to grow at a rapid pace as the Company further advances its products into the marketplace.

      The Company believes that its 37-year legacy in building high-reliability, precision timing and frequency generation devices for U.S. Government programs (principally DOD and NASA), uniquely positions it to successfully exploit the much greater emerging commercial markets in wireless communications both in space and on the ground. The Company therefore intends to focus its energies on these markets and is de-emphasizing its business with the U.S. Government.
However, the Company will continue to fulfill its current contractual obligations to U.S. Government programs and will make its proprietary technology available for these programs. Consequently, in fiscal 2000 and beyond, the proportion of sales to be generated from U.S. Government programs is expected to continue to decline. This will be significantly offset by increasing demands for the Company's wireless communications products used in commercial space hardware and terrestrial base stations.

      Gross margins

      Gross margins for the fiscal year ended April 30, 1999, were 32% versus 19% overall in fiscal 1998. Excluding the inventory writedowns and reserves in fiscal 1998's results, the gross margin rate realized in fiscal 1999 was 2% less than fiscal 1998's 34% rate. The overall gross margin realized on U.S. Government sales improved from 16% in fiscal 1998 to 18% in fiscal 1999 as the Company completed certain low margin projects. Aggregate margins on the Company's commercial wireless communications revenues declined from 38% to 35%. Margins were negatively impacted by the lower volume of business that required a smaller number of projects to absorb fixed costs.

      Gross margins for the fiscal year ended April 30, 1998 were negatively impacted by the inventory writedowns and reserves described above. Without such charges, gross margins would have been 34%. During fiscal 1998, the profitability of wireless communications programs versus U.S. Government programs became more distinct. Aggregate gross margins on wireless communications programs were 38%. U.S. Government programs showed margins of 16% before inventory adjustments and recorded negative margins of 69% after such adjustments.

      Included in the Company's manufacturing overhead pool, a component of cost of sales, is a charge for amortization of the Company's ESOP program (see Notes 11 and 12 to the financial statements). The Company recognizes an annual expense based upon the average market value of the underlying shares of Company stock which are allocated to the ESOP each year. As a result of the significant increase in the value of the Company's stock during fiscal 1998, the charge to ESOP amortization also increased significantly. The amount charged to the Company's overhead pool was approximately $900,000 in fiscal 1999 and $1.2 million in fiscal 1998 compared to $552,000 in fiscal 1997. These amounts include a substantial non-cash charge, as the actual cash obligation of the
Company is $500,000 annually through fiscal 2000. Without this excess amortization charge, aggregate gross margins on the Company's wireless communications sales during fiscal 1999 and 1998 would have improved by approximately 1.5% and 2.5%, respectively. The impact of this charge in fiscal 1997 was negligible. If the Company's stock value remains at current or higher levels during fiscal 2000, gross margins will continue to be dampened by the additional noncash ESOP amortization expense. Despite this potential reduction in margins, with the continuing growth in sales of its commercial wireless communications products, the Company anticipates that future gross margins will be significantly higher than that experienced during fiscal 1999.

      Selling and administrative expenses

      Selling and administrative costs in fiscal 1999 decreased by $407,000 (7%) from those incurred in fiscal 1998. During fiscal 1999, the Company made adjustments to deferred compensation benefits which resulted in a charge to earnings which was approximately $800,000 greater than the normally expected amortization expense (see Note 11 to the financial statements). Without that adjustment and excluding the litigation settlement and related costs incurred in fiscal 1998, the decline in selling and administrative costs would have been $1.1 million (19%). This significant decrease in expenses is a result of greater efficiencies gained from the move to new operating space (lower property taxes, utility charges, and depreciation expense), lower legal fees due to the settlement of the litigation with the U.S. Government, reduction in non-cash charges tied to the value of the Company's stock and reduced accruals for bonuses due to lower operating profits in fiscal 1999.

      Selling and administrative costs, excluding the litigation settlement and related costs, declined by $77,000 or 1% for the year ended April 30, 1998, over fiscal 1997. This decline resulted from reduced litigation-related spending during much of the fiscal year, reduced accrual for bonuses and lower deferred compensation expense to certain officers. These reductions were offset by increased spending for computer system expenses and stock-based compensation amortization expenses, including $236,000 of ESOP amortization expense (see discussion above under Gross Margins). The fiscal 1998 ESOP amortization is $115,000 (95%) greater than the amount recorded in fiscal 1997 and exceeds the actual cash outflow by $150,000.

      As sales increase, the ratio of selling and administrative expenses to net sales is expected to decrease. As a result of its June 1998 settlement of all outstanding criminal and civil cases brought by the U.S. Government (see Item 3. Legal Proceedings), the Company expects the future level of legal costs to be significantly less than that experienced in the preceding two years. Because fewer Company personnel are included in the selling and administrative category than are engaged in the production process, the proportional impact of increasing ESOP amortization will be less than that incurred in cost of sales.

      Research and development expenses

      The Company expended $5.79 million on research and development efforts during fiscal 1999 compared to $1.44 million in fiscal 1998, an increase of $4.4 million or 302%. Such efforts also included developing the next generation of commercial rubidium and VSAT products and other new products for the terrestrial wireless communication markets and successfully designing more efficient manufacturing procedures to keep its products competitive.

      The level of effort in Company-funded research and development projects during fiscal 1998 was comparable to that of fiscal 1997 with costs decreasing by $20,000 (1%) from fiscal 1997 levels. Such costs reflect the successful development of the early-generation rubidium and VSAT commercial product lines (see Item 1. Business) but do not reflect satellite hardware development costs which were partially funded by customer projects. While the Company retains production rights to any technology which results from customer-funded, non-recurring engineering efforts, the costs of such development are recorded in cost of sales.

      The Company will continue to focus its research and development activities on those commercial projects which it expects will provide the best return on investment and provide the best prospects for the future growth of the Company. For fiscal 2000, the Company will continue to make a substantial investment of capital and technical resources to complete development of the generic products for the satellite transponder market, continue to invest in more efficient product designs and manufacturing procedures and develop new products to meet the needs of the wireless communications marketplace. Where possible, the Company will attempt to secure partial customer funding for such development efforts but is expecting to spend between $3 and $4 million of its own funds in order to bring such products to market during fiscal 2000.

      Other Income (Expense)

      Other income (expense) declined by $5.5 million (71%) in fiscal 1999 compared to fiscal 1998 and increased by $5.4 million (225%) in fiscal 1998 compared to fiscal 1997. Excluding the $4.9 million net gain on the sale of the Company's real estate holdings in fiscal 1998, other income (expense) decreased by $568,000 (20%) in fiscal 1999 over fiscal 1998 and increased by $455,000 (19%) over fiscal 1997

      During fiscal 1999, the Company realized increased investment income ($640,000 or 30%) over fiscal 1998. This increase is attributable to the fiscal 1999 realized gains on the sale of marketable securities of $678,000. Such gains include a realized gain of $508,000 on the sale of 41,000 shares of stock which the Company received as the result of a "spinoff" company from Reckson Associates. Without these gains, fiscal 1999 investment income would have decreased by $38,000 (2%) over fiscal 1998. This decline is attributable to the Company's decision to invest a substantial portion of its marketable securities in certain tax-free instruments which carry a lower interest rate. Fiscal 1998 investment income increased by $592,000 (38%) over fiscal 1997. This result is due principally to an increase in income-earning assets over fiscal 1997 levels. Such assets grew significantly in the last quarter of fiscal 1998 as a result of the net proceeds from the real estate sales. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. The Company anticipates that investment income in future years will decline modestly due to the lower level of interest rates on its tax-free investments and assuming a relatively stable interest rate environment.

      Interest expense in fiscal 1999 decreased by $342,000 or 51% from fiscal 1998 and fiscal 1998 interest expense decreased by $207,000 (24%) from fiscal 1997. During the third quarter of fiscal 1998, the Company repaid its real estate-related loans thus realizing significant reductions in its interest payments. As a result of the loan paydowns, declining debt balances and a stable interest rate environment, the Company anticipates that interest expense will be lower in fiscal 2000 when compared to earlier fiscal years.

      Other income, net, in addition to the net gain on the sale of the Company's real estate holdings also included rental income through December 1997 under the long-term direct finance lease with Laboratory Corporation of America. Without the one-time gain, this category declined by $1.6 million during fiscal 1999 compared to fiscal 1998 and by $345,000 during fiscal 1998 from fiscal 1997. This decrease is principally attributable to the cessation of finance lease income as a result of the sale of the leased property during January 1998. In addition, the Company incurred costs during fiscal 1998 and early fiscal 1999 to move its operations to new and more efficient space within the leased back property. The Company anticipates that in future years other income, net, will be an insignificant contributor to pretax earnings.



LIQUIDITY AND CAPITAL RESOURCES

      The Company's balance sheet continues to reflect a highly liquid position with working capital of $59.8 million at April 30, 1999. Included in working capital at April 30, 1999 is $39.3 million of cash, cash equivalents and short-term investments, including approximately $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (see Note 6 to the financial statements.) The Company's current ratio at April 30, 1999 is 13.2 to 1 compared to a 5.7 to 1 ratio at April 30, 1998. The lower ratio at April 30, 1998 is due to the accrual of $8 million related to the U.S. Government litigation settlement which was paid in June 1998. Excluding such accrual from both cash and accrued liabilities resulted in a current ratio of 12.4 to 1 at April 30, 1998.

      Net cash used in operating activities for the year ended April 30, 1999, was approximately $1.8 million compared to $3.2 million provided by operations for fiscal 1998. This decrease in cash inflow is due to increased levels of research and development spending and the June 1998 $8 million litigation settlement offset by receipt of $4.5 million from directors and officers liability insurance coverage. Reversing a trend of the previous two years, unbilled receivables decreased by $6.96 million (51%) as the Company shipped and billed more product on maturing projects. Inventories have grown by $3.2 million (50%) over fiscal 1998 levels as the Company builds more product to have available for customers on a quick turn-around basis. Accounts payable and accrued expenses, exclusive of the 1998 litigation accrual, decreased by 20% from the balances at April 30, 1998. This decline is related to the timing of the purchases of capitalizable assets related to the early fiscal 1999 relocation of the Company's office space within its leased back portion of the building as well as smaller accruals for bonuses based on lower operating profits in fiscal 1999.

      Net cash used in investing activities for the year ended April 30, 1999, was $3.7 million. The Company used $2 million (net) to acquire certain U.S. government and agency securities and an additional $339,000 to acquire the common stock of certain unrelated companies for investment purposes. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment strategies. The Company also invested approximately $700,000 in production equipment which will improve the efficiency of its manufacturing operations; used an additional $500,000 to obtain new computer hardware and enterprise-wide software to improve its financial and operational information systems and acquired approximately $200,000 of furniture and fixtures for its newly renovated office space. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $1 million on capital equipment during fiscal 2000. Internally generated cash will be adequate to acquire this capital equipment.

      Net cash used by financing activities for the year ended April 30, 1999, was $2.6 million. Of this amount, $1.54 million was used to pay the Company's semi-annual cash dividends to shareholders, $665,000 was used to make regularly scheduled long-term liability payments and $487,000 was used to acquire 70,000 shares of the Company's stock for treasury. These outflows were partially offset by payments of $73,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain employees. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees in previous years. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

      The Company will continue to expend its resources and efforts to develop products for wireless communication systems for commercial satellite programs and terrestrial-based operations, which management believes will result in future growth and continued profitability. During fiscal 2000, the Company will continue to make a substantial investment of capital and technical resources to complete development of the generic products for the satellite transponder market, continue to invest in more efficient product designs and manufacturing procedures and develop new products to meet the needs of the wireless communications marketplace. Where possible, the Company will attempt to secure partial customer funding for such development efforts but is expecting to spend up to $4 million of its own funds in order to bring such products to market during fiscal 2000. Internally generated cash will be adequate to fund these development efforts.

      As of April 30, 1999, the Company's consolidated backlog amounted to approximately $21 million (see Item 7) and includes orders for the commercial wireless communications segment of approximately $19 million. Approximately 55% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2000. Although the current backlog is comparable to the backlog at April 30, 1998, the character of the backlog is changing. In previous years, the backlog of custom-built products could represent 12 to 18 months of production. As the Company evolves into a more product-oriented manufacturer and seller of generic wireless communication products, its cycle-time will be significantly reduced. Consequently, the backlog will be less predictive of future results.

      The Company also has available for income tax purposes, approximately $1.7 million of net operating loss carryforwards which may be applied against future taxable income.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units; see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $25.5 million and $13.2 million, respectively, at April 30, 1999. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Year 2000 Issue

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      During the first quarter of fiscal 2000, the Company intends to complete installation of newly acquired, integrated financial and manufacturing software, the cost of which is not expected to exceed $500,000. The purchase of the financial software will satisfactorily address the issue of compliance with the year 2000 problem for financial transactions and reporting purposes. The Company has sufficient resources to acquire, install and implement such software.

      Beginning in the latter portion of fiscal 1998 and concluding during the second quarter of fiscal 1999, the Company acquired new desktop computers of sufficient size and speed to operate the new financial software. The cost of these computers, included in capital equipment, was approximately $220,000. The Company identified the additional operational, nonfinancial software which must be obtained to resolve the year 2000 issue in certain production and support areas. Such software will be installed by the end of the first quarter of fiscal 2000 at a cost of less than $50,000.

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

      In the event its financial and manufacturing software is not timely installed and the Company is unable to prepare appropriately dated invoices, payments or other documentation, the Company will employ alternative strategies. This will consist principally of hiring additional clerical personnel to assure that the Company's records and documentation are properly and accurately maintained until such time that the software implementation can be completed. In the event one or more of its vendors suffers a "Y2K" failure, the Company will obtain its component parts from other sources. Since the majority of the important components used in the Company's products can be obtained from multiple sources, the Company does not anticipate a problem in purchasing needed parts as a result of Y2K issues. For those component parts, which can be obtained from only a limited number of sources, the Company will evaluate the need to increase its on-hand inventory prior to the end of calendar 1999.

OTHER MATTERS
      See discussion of recently issued pronouncements included in Note 1 to the consolidated financial statements.
      The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION
      During fiscal 1999, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

      The information required by this item is included in the text in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, above and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Frequency Electronics, Inc.
         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PRICEWATERHOUSECOOPERS LLP

Melville, New York
July 13, 1999

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1999 and 1998
                                   -----------

              ASSETS:                             1999      1998
                                                  ----      ----
                                                    (In thousands)
Current assets:
    Cash and cash equivalents ...............   $   567   $ 8,725
    Marketable securities (Note 5) ..........    38,720    36,661
    Accounts receivable, net of allowance for
       doubtful accounts of $190 (Note 3) ...    12,190    18,640
    Inventories (Note 4) ....................     9,696     6,475
    Deferred income taxes (Note 12) .........     2,336     5,000
    Prepaid expenses and other ..............     1,182       986
                                                -------   -------
           Total current assets .............    64,691    76,487
Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization (Note 6) .................     9,489     9,159
Deferred income taxes (Note 12) .............       500      --
Other assets ................................     3,675     3,134
                                                -------   -------
           Total assets .....................   $78,355   $88,780
                                                =======   =======
















                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 1999 and 1998
                                   (Continued)
                                   -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY:                    1999       1998
                                                            ----       ----
                                                            (In thousands)
Current liabilities:
  Current maturities of long-term debt (Note 7) ......   $   489    $   479
  Accounts payable - trade ...........................       837      1,283
  Accrued liabilities (Note 8) .......................     2,342     10,854
  Dividend payable ...................................       766        771
  Income taxes payable ...............................       455        145
                                                         -------    -------
              Total current liabilities ..............     4,889     13,532
Long-term debt, net of current maturities (Note 7)....      --          500
Deferred compensation (Note 11) ......................     5,165      3,905
Deferred income taxes (Note 12) ......................       --       2,400
Other liabilities (Note 6) ...........................    11,794     12,036
                                                         -------    -------
                                                          21,848     32,373
                                                         -------    -------
Commitments and contingencies (Notes 6 and 9)

Stockholders' equity (Note 11):
   Preferred stock - authorized 600,000 shares
        of $1.00 par value; no shares issued .........       --         --
   Common stock - authorized 20,000,000 shares
        of $1.00 par value; issued - 9,009,259 shares      9,009      9,009
  Additional paid-in capital .........................    36,940     36,306
  Retained earnings ..................................    15,653     15,983
                                                         -------    -------
                                                          61,602     61,298
   Common stock reacquired and held in treasury -
        at cost (1,346,850 shares in 1999 and
        1,296,913 shares in 1998) ....................    (4,058)    (3,632)
   Unamortized ESOP debt (Notes 7 and 11) ............      (500)    (1,000)
   Notes receivable-common stock (Note 10) ...........      (287)      (287)
   Unearned compensation .............................       (47)       (89)
   Accumulated other comprehensive (loss) income .....      (203)       117
                                                         -------    -------
        Total stockholders' equity ...................    56,507     56,407
                                                         -------    -------
    Total liabilities and stockholders' equity .......   $78,355    $88,780
                                                         =======    =======


              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 1999, 1998 and 1997
                                   -----------

                                                  1999        1998        1997
                                                  ----        ----        ----
                                               (In thousands, except share data)
Net sales (Note 13) .......................... $ 18,958    $ 31,997    $ 27,929
                                               --------    --------    --------
Cost of sales ................................   12,985      25,870      18,075
Selling and administrative expenses (Note 9) .    5,384       5,791       5,718
Insurance reimbursement (Note 9) .............   (4,500)        --          --
Litigation settlement (Note 9) ...............     --         8,000        --
Research and development expenses ............    5,790       1,441       1,461
                                               --------    --------    --------
      Total operating expenses ...............   19,659       41,102      25,254
                                               --------    --------    --------
          Operating (loss) profit ............     (701)     (9,105)      2,675
Other income (expense):
      Investment income ......................    2,775       2,135       1,543
      Interest expense .......................     (330)       (672)       (879)
      Other, net (Note 6) ....................     (171)      6,306       1,724
                                               --------    --------    --------
Earnings (Loss) before provision (benefit)
   for income taxes ..........................    1,573      (1,336)      5,063
Provision (Benefit) for income taxes (Note 12)      400      (1,400)        200
                                               --------    --------    --------

Net Earnings ................................. $  1,173    $     64    $  4,863
                                               ========    ========    ========


Net Earnings per common share:
      Basic .................................. $   0.16    $   0.01    $   0.70
                                               ========    ========    ========
      Diluted ................................ $   0.15    $   0.01    $   0.66
                                               ========    ========    ========
Average shares outstanding (Note 2):
      Basic ................................. 7,502,260   7,368,472   6,967,109
                                              =========   =========   =========
      Diluted ............................... 7,820,742   7,787,140   7,319,250
                                              =========   =========   =========








              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 1999, 1998, and 1997
                        (In thousands, except share data)

                                                                                          Note                  Accumulated
                                            Add'l            Treasury stock             receivable                other
                            Common Stock   paid in Retained     (at cost)    Unamortized  common   Unearned    comprehensive
                           Shares   Amount capital earnings  Shares  Amount   ESOP debt   stock  compensation  income (loss) Total
                          --------- ------ ------- --------  ------- -------  ---------   ------ ------------  ----------   -------
Balance May 1, 1996       6,006,300 $6,006 $35,024 $16,265 1,159,905 ($5,075) ($2,000)    ($740)     ($113)        $56      $49,423
Exercise of stock options                       (6)         (127,093)    463                                                    457
Amortization of ESOP debt
 as a result of shares
 allocated                                     172                                500                                           672
Payment received for common
 stock subscribed                                                                           305                                 305
Amortization of unearned
 compensation                                                                                          36                        36
Increase in market value of
 marketable securities                                                                                              24           24
Cash dividend                                         (714)                                                                    (714)
Net Earnings                                         4,863                                                                    4,863
                          ---------  -----  ------  ------ ---------  ------   ------     -----    ------         ----      -------
Balance April 30, 1997    6,006,300  6,006  35,190  20,414 1,032,812  (4,612)  (1,500)     (435)      (77)          80       55,066
Exercise of stock options                      (83)         (162,495)    938                                                    855
Amortization of ESOP debt
 as a result of shares
 allocated                                     976                                500                                         1,476
Shares issued under
 restricted stock plan                          15            (7,500)     42                          (52)                        5
Independent Contractor
 stock options granted                         208                                                                              208
Payment received for common
 stock subscribed                                                                           148                                 148
Amortization of unearned
 compensation                                                                                          40                        40
Increase in market value of
 marketable securities                                                                                              37           37
Stock dividend, 3-for-2   3,002,959  3,003          (3,007)  434,096                                                             (4)
Cash dividend                                       (1,488)                                                                  (1,488)
Net Earnings                                            64                                                                       64
                          ---------  -----  ------  ------ ---------  ------   ------     -----    ------         ----      -------
Balance April 30, 1998    9,009,259  9,009  36,306  15,983 1,296,913  (3,632)  (1,000)     (287)     ( 89)         117       56,407
Exercise of stock options                       12           (20,063)     61                                                     73
Purchase of treasury stock                                    70,000    (487)                                                  (487)
Amortization of Independent
 Contractor stock options                       58                                                                               58
Amortization of ESOP debt
 as a result of shares
 allocated                                     564                                500                                         1,064
Amortization of unearned
 compensation                                                                                          42                        42
Decrease in market value of
 marketable securities                                                                                            (320)        (320)
Cash dividend                                       (1,503)                                                                  (1,503)
Net Earnings                                         1,173                                                                    1,173
                          --------- ------ ------- ------- --------- -------  -------     -----     -----         ----      -------
Balance April 30, 1999    9,009,259 $9,009 $36,940 $15,653 1,346,850 ($4,058)   ($500)    ($287)    ($ 47)       ($203)     $56,507
                          ========= ====== ======= ======= ========= =======   ======     =====     =====         ====      =======

                          The accompanying notes are an
                  integral part of these financial statements

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1999, 1998 and 1997
                                   -----------

                                                    1999        1998       1997
                                                    ----        ----       ----
                                                            (In thousands)
Cash flows from operating activities:
 Net earnings .................................. $ 1,173     $    64    $ 4,863
 Adjustments to reconcile net earnings
   to net cash (used in) provided by operating activities:
     Deferred tax benefit .......................   (100)     (2,600)        --
     Depreciation and amortization
       Property .................................  1,211         943        921
       Other ....................................     13          20         18
     Provision for losses on accounts
       receivable and inventories ...............   (200)      4,537         42
     Gains on marketable securities and
       notes receivable .........................   (678)        (42)       (70)
     Gain on sale or disposal of
       property, plant and equipment ............   --        (5,869)        --
     Amortization resulting from
       allocation of ESOP shares ................  1,064       1,476        672
     Employee benefit plan provisions ...........  1,461         444        407
     Noncash interest on finance lease ..........   --           (15)       (95)
 Changes in assets and liabilities:
   Accounts receivable ..........................  6,450      (3,843)    (1,424)
   Inventories .................................. (3,196)         48       (779)
   Prepaid and other ............................    312         247       (207)
   Other assets .................................   (554)       (579)      (418)
   Accounts payable - trade .....................   (446)        401       (497)
   Litigation settlement accrual ................ (8,150)      8,150         --
   Accrued liabilities ..........................   (362)       (217)       659
   Income taxes payable .........................    310          72         (6)
   Other liabilities ............................   (137)        (81)       (37)
                                                 -------     -------    -------
     Net cash (used in) provided by
       operating activities .                     (1,829)      3,156      4,049
                                                 -------     -------    -------

Cash flows from investing activities:
 Purchase of marketable securities ..............(22,920)    (13,030)   (25,927)
 Proceeds from sale or redemption of marketable
    securities .................................. 20,575       9,560     10,541
 Capital expenditures ........................... (1,366)     (1,043)    (1,141)
 Proceeds from sale of property, plant
    and equipment                                   --         6,587         --
                                                 -------     -------    -------
     Net cash (used in) provided by
       investing activities ..................... (3,711)      2,074    (16,527)
                                                 -------     -------    -------







                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 1999, 1998 and 1997
                                   (Continued)
                                   -----------

                                                    1999        1998       1997
                                                    ----        ----       ----
                                                          (In thousands)
Cash flows from financing activities:
     Principal payments of long-term debt and
         other long-term obligations ...........    (665)     (1,374)      (751)
     Purchase of treasury stock ................    (487)        --         --
     Payment of cash dividend ..................  (1,539)     (1,520)       --
     Payment on notes
         receivable from employees .............     --          148        305
     Proceeds from loan receivable .............     --        1,879        --
     Exercise of stock options .................      73         914        457
                                                 -------     -------    -------
        Net cash (used in) provided by
          financing activities .................  (2,618)         47         11
                                                 -------     -------    -------

Net (decrease) increase in cash and
  cash equivalents .............................  (8,158)      5,277    (12,467)

Cash and cash equivalents at beginning of year .   8,725       3,448     15,915
                                                 -------     -------    -------

Cash and cash equivalents at end of year ....... $   567     $ 8,725    $ 3,448
                                                 =======     =======    =======


Supplemental disclosures of cash flow information (Note 15):
       Cash paid during the year for:
            Interest ........................... $   331     $   766    $   979
                                                 =======     =======    =======
           Income taxes ........................ $   190     $ 1,128    $   206
                                                 =======     =======    =======




















                          The accompanying notes are an
                  integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies
Principles of Consolidation:
      The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant". References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 13 for information regarding the Company's commercial wireless communications and U.S. government business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.
      These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Inventories:
     Inventories,   which   consist  of   work-in-process,   raw  materials  and
components, are accounted for at the lower of cost (specific and average) or market.

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

Revenue and Cost Recognition:
      Revenues under larger, long-term contracts, generally defined as orders in excess of $100,000, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. On production-type contracts, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final contract costs. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses are made in the period in which they become determinable.

      For smaller contracts and orders, sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms.
      Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.
      In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.

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

Earnings Per Share:
      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," became effective for the year ended April 30, 1998. In accordance with SFAS 128, basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net earnings by the sum of the if-converted effect of unexercised stock options and the weighted average number of shares of common stock.
     All periods prior to April 30, 1998 have been restated to conform with the requirements of SFAS 128.
     All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

Marketable Securities:
     Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 1999 and 1998 were held in the custody of one financial institution. Investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.

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

Stock-based Plans:
     The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with SFAS No. 123, the Company provides pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

Newly Issued Accounting Standards
     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 replaces the "industry segment" approach with the "management" approach which is defined as the internal organization used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See
Note 13 - Segment Information)
     In fiscal 1999, the Company also adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. As shown in the Consolidated Statement of Changes in Stockholders' Equity, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distribution to the Company's stockholders. As this standard only requires additional information in the financial statements, it does not affect the Company's results of operation or financial position.

2.  Earnings Per Share
     Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                              Years ended April 30,
                                          1999        1998        1997
                                       ---------   ---------   ---------
Basic EPS Shares outstanding
        (weighted average) .........   7,502,260   7,368,472   6,967,109
Effect of Dilutive Securities ......     318,482     418,668     352,141
                                       ---------   ---------   ---------
Diluted EPS Shares outstanding .....   7,820,742   7,787,140   7,319,250
                                       =========   =========   =========

         Options to purchase 178,500 and 6,000 shares of common stock were outstanding during the years ended April 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation. No options were excluded from the computation during the year ended April 30, 1997

3.  Accounts Receivable
     Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $6,657,000 at April 30, 1999 and $13,618,000 at April 30, 1998. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.


4.  Inventories
     Inventories,   which  are  reported  net  of  reserves  of  $1,054,000  and
$1,400,000 at April 30, 1999 and 1998, respectively, consisted of the following (in thousands):
                                                     1999             1998
                                                     ----             ----
    Raw Materials and Component Parts              $ 3,028          $ 2,857
    Work in Progress                                 6,668            3,618
                                                   -------          -------
                                                   $ 9,696          $ 6,475
                                                   =======          =======
5.  Marketable Securities
      Marketable securities at April 30, 1999 and 1998 are summarized as follows (in thousands):

                                                April 30, 1999
                                                                    Unrealized
                                                   Market             Holding
                                   Cost             Value           Gain (Loss)
                                   ----             -----           -----------
    REIT units                   $ 12,000          $ 11,548           ($ 452)
    Fixed income securities        25,376            25,484              108
    Equity Securities               1,683             1,688                5
                                ---------         ---------            -----
                                 $ 39,059          $ 38,720           ($ 339)
                                 ========          ========            =====

                                                April 30, 1998
                                                                    Unrealized
                                                   Market             Holding
                                   Cost             Value              Gain
                                   ----             -----             ------
    REIT units                    $12,000           $12,000                -
    Fixed income securities        23,200            23,253            $  53
    Equity Securities               1,344             1,408               64
                                ---------         ---------            -----
                                 $ 36,544          $ 36,661            $ 117
                                 ========          ========            =====

     Maturities of fixed income securities classified as available-for-sale at April 30, 1999 are as follows (in thousands):
    Current ..................................    $11,576
    Due after one year through five years ....      6,100
    Due after five years through ten years....      7,700
                                                  -------
                                                  $25,376

6.  Property, Plant and Equipment
     Property, plant and equipment consists of the following (in thousands):
                                             1999      1998
                                           -------   -------
Buildings and building improvements..     $ 8,751   $ 8,751
Machinery, equipment and furniture...      18,915    17,374
                                          -------   -------
                                           27,666    26,125
Less, accumulated depreciation
  and amortization ..................      18,177    16,966
                                          -------   -------
                                          $ 9,489   $ 9,159
                                          =======   =======


     Depreciation and amortization expense for the years ended April 30, 1999, 1998 and 1997 was $1,211,000, $943,000 and $921,000, respectively.

     Maintenance and repairs charged to operations for the years ended April 30,
1999,  1998  and  1997  was  approximately  $353,000,   $369,000  and  $347,000,
respectively.

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

      The Company leased back approximately 43% of the latter building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the year ended April 30, 1999, the Company charged $194,000 to interest expense under the financing agreement. Lease rental expense charged to operations under the Company's former land lease with Nassau County and for certain equipment was approximately $308,000 and $223,000, respectively, for the years ended April 30, 1998 and 1997.

      The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2010. Under the terms of the lease the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

     Future minimum lease payments required by the lease are as follows:

                      Years ending
                       April 30,
                          2000                            $   400
                          2001                                400
                          2002                                400
                          2003                                400
                          2004                                400
                          2005 and thereafter               1,867
                                                           ------
                                                           $3,867
                                                           ======

7.  Long-Term Debt

     Long-term debt consists of a note payable, originally in the amount of $5,000,000, which was used to fund the purchase of 1,071,652 shares of the Company's common stock for the Employee Stock Ownership Plan (ESOP). The note is payable in forty equal quarterly installments of $125,000 through April 1, 2000 with interest at adjusted LIBOR plus 1.00% (6.439% at April 30, 1999). Dividends received on ESOP shares ($11,000 and $21,000 at April 30, 1999 and 1998, respectively) which have not been allocated to participant accounts are used to pay a portion of the principal of this note. (see Note 11.) The note is collateralized by a portion of the Company's common stock held in treasury.

                                 1999     1998
                                 ----     ----

  Outstanding balance ........   $489     $979

  Less, current maturities....    489      479
                                 ----     ----
  Long-term debt .............   $ --     $500
                                 ====     ====

8.  Accrued Liabilities
     Accrued liabilities at April 30, 1999 and 1998 consist of the following (in thousands):
                                        1999        1998
                                       ------      ------
  Litigation settlement (Note 9)...   $  --       $ 8,150
  Sales commissions ...............       797         800
  Compensation ....................       512         753
  Vacation accrual ................       395         368
  Other ...........................       638         783
                                      -------     -------
                                      $ 2,342     $10,854
                                      =======     =======

9.  Commitments and Contingencies

   Litigation Settlement:
     On June 19, 1998, FEI and the United States Government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and Related Documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters with the Government. Under the terms of the Settlement Agreement, FEI paid an aggregate of $8 million to the Government. These settlement payments are reflected in Registrant's consolidated results of operations for the fiscal year ended April 30, 1998. Included in selling and administrative expenses for that year are accruals for additional legal fees related to this settlement in the amount of $150,000.

   Private Civil Derivative Actions:
      On December 1, 1993, and February 4, 1994, two separate derivative shareholder actions (pursuant to a court order, are now consolidated under one civil action) were served in state court naming FEI, as a nominal defendant, and its directors at the time and certain of its officers and employees as defendants and, generally alleges, based upon a November 1993 federal grand jury indictment, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a superseding indictment, of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project, and the superseding indictment was otherwise dismissed with prejudice as to all defendants. The indictment and superseding indictment generally contained similar allegations.); and that, as a result FEI is exposed to material and substantial monetary judgments and penalties and the loss of significant business and the directors were under a fiduciary obligation to manage and control the business operations of FEI and the conduct of its personnel. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. FEI and the other defendants have denied the allegations of and intend vigorously to contest the derivative actions. These actions were stayed pending disposition of the criminal cases covered by the Settlement Agreement. The plaintiff is presently seeking to serve an amended complaint and vacate the stay.

   Qui Tam Action:
      In March 1994, a qui tam action brought by Ralph Muller, a former FEI employee, was served upon FEI and Martin Bloch, its president. A qui tam action is an action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The complaint alleges that FEI, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than

$10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the action and Muller is proceeding with the action on behalf of the Government.
      The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the qui tam action. On April 11, 1997, the Court ordered the qui tam action stayed pending resolution of the criminal cases. Since the disposition of the criminal cases, litigation has resumed. Limited discovery has taken place due to the government's determination that all documents related to this action are classified which has necessitated extraordinary procedures, recently put in place, for purposes of conducting discovery.

   Company Position and Legal Fees:
      FEI and the individual defendants in each of the legal matters described above consider the allegations and the charges asserted to be unjustified. They further consider the actions of FEI and the individual defendants with respect to the subject matter of these charges to have been taken in good faith and without wrongful intent, criminal or otherwise. Because of the uncertainty associated with the foregoing matters, FEI is unable to estimate the potential liability or loss that may result, if any, and, accordingly, no provision has been made in the accompanying consolidated financial statements. However, an unfavorable outcome of these matters could have a material impact on the Company's financial position, results of operations and cash flows. Included in selling and administrative expenses are legal fees incurred in connection with the litigation settlement and the above matters of approximately $221,000, $741,000 and $890,000 for the fiscal years ended April 30, 1999, 1998 and 1997, respectively.

      On November 17, 1998, the Company received $4.5 million in settlement of its claim against Associated International Insurance Company under applicable directors and officers insurance coverage. This payment related to legal fees incurred by FEI in previous years in defense of the litigation brought against it by agencies of the U.S. Government.

   Government Contract Suspension and Debarment:
      By letter dated July 13, 1998, FEI was notified by the U.S. Department of the Air Force that it terminated the suspension proceedings initiated against FEI's president and director, Martin B. Bloch, its former vice president and director, Abraham Lazar, its secretary/treasurer, Harry Newman and its former contracts manager, Marvin Norworth, who has since retired. By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The debarment was based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. The debarment was effective July 9, 1998. By letter dated October 21, 1998, the U.S. Department of the Air Force concluded the proceedings with respect to the debarment and determined that the debarment of FEI would be terminated on December 12, 1998, without condition. Such debarment, in fact, terminated on December 12, 1998 and, as a consequence, FEI may engage in projects related to U.S. Government military and space related efforts if it chooses to do so.

Other:

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

10. Notes Receivable - Common Stock

      In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (9.0% at April 30, 1999) which is payable and adjusted annually. The principal is due in its entirety at the earlier of termination of employment or October 1999. No payments were made during fiscal 1999. During the years ended April 30, 1998 and 1997, certain officers and employees made payments on their notes in the aggregate amount of $148,000 and $305,000, respectively.

11. Employee Benefit Plans

Profit Sharing Plan:

     The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. There were no such contributions in fiscal 1999, 1998 or 1997.

Income Incentive Pool:

     The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company incurred no expenses for such bonuses for the year ended April 30, 1999 due to lower operating profits. The Company charged $490,000 and $500,000 to operations under these plans for the fiscal years ended April 30, 1998 and 1997, respectively.

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

     During fiscal 1998, the Company established an Independent Contractor Stock Option Plan under which up to 200,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. During the year ended April 30, 1998, the Company granted options to acquire 112,500 shares at a price of $15.75, the then fair market value of the Company's common stock. Of the shares granted, 22,750 are exercisable immediately, 29,750 are exercisable one year from grant date, 30,000 are exercisable two years from grant date, and 30,000 are exercisable three years from grant date. For the years ended April 30, 1999 and 1998, the Company recognized compensation expense of $58,000 and $208,000, respectively, as a result of these stock option grants.

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under these option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISOP's.

     Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                   1999               1998             1997
                            ----------------   ----------------  ---------------

                                     Wtd Avg            Wtd Avg          Wtd Avg
                             Shares    Price    Shares    Price   Shares   Price
                             ------   ------    ------   ------   ------  ------
Outstanding at
  beginning of year ......  618,188   $ 6.84   625,489   $ 3.38  874,373   $3.43
Granted ..................  325,000   $ 8.25   219,000   $13.08   32,250   $4.38
Exercised ................  (20,063)  $ 3.72  (216,551)  $ 3.48 (257,884)  $3.45
Expired or canceled ......  (18,000)  $10.84    (9,750)  $ 5.64  (23,250)  $3.48
                            -------            -------           -------
Outstanding at end of year  905,125   $ 7.34   618,188   $ 6.84  625,489   $3.38
                            =======            =======           =======
Exercisable at end of year  476,846   $ 5.51   396,736   $ 4.29  534,026   $3.44
                            =======            =======           =======
Available for grant at
  end of year ............   64,000            377,000           388,500
                            =======            =======           =======
Weighted average fair value
  of options granted during
  the year ................  $4.26              $4.39             $1.80
                             =====              =====             =====

     The weighted average remaining contractual life of options outstanding at April 30, 1999 and 1998 is 6.5 and 5.7 years, respectively. At April 30, 1999, 1998 and 1997, option prices per share were from $3.25 to $18.875.

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

                                   1999               1998             1997
                            ----------------   ----------------  ---------------

                                     Wtd Avg            Wtd Avg          Wtd Avg
                             Shares    Price    Shares    Price   Shares   Price
                             ------   ------    ------   ------   ------  ------
Exercisable at beginning
of year..................... 105,000  $3.98    135,000   $4.00    135,000  $4.00
Granted ....................   1,500  $1.00      7,500   $0.67       --     --
Expired ....................  (7,500) $4.00        --      --        --     --
Exercised ..................     --            (37,500)  $3.40       --     --
                             -------           -------            -------
Outstanding at end of year .  99,000  $3.93    105,000   $3.98    135,000  $4.00
                             =======  =====    =======   =====    =======  =====
Exercisable at end of year .  98,000  $3.96    105,000   $3.98    135,000  $4.00
                             =======  =====    =======   =====    =======  =====
Balance of shares available
  for grant at end of year .  98,250            92,250             99,750
                             =======            ======             ======

      Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined. Amounts shown as unearned compensation in stockholders' equity represent the excess of the fair market value of the shares over the purchase price at the date of grant which is being amortized as compensation expense over the period in which the restrictions lapse.

      The Company applies the disclosure-only provision for SFAS No. 123 in accounting for the plans. Accordingly, no compensation expense has been recognized other than for restricted stock awards. Had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the pro forma effect on the Company's financial statements would have been as follows:

                                         1999       1998      1997
                                         ----       ----      ----

Net Earnings, as reported ..........   $ 1,173    $   64    $ 4,863
                                       =======    ======    =======
Net Earnings (Loss)- pro forma .....   $   843    ($  69)   $ 4,818
                                       =======    ======    =======
Earnings per share, as reported:
   Basic ...........................   $ 0.16     $ 0.01     $ 0.70
                                       ======     ======     ======
   Diluted .........................   $ 0.15     $ 0.01     $ 0.66
                                       ======     ======     ======
Earnings (Loss) per share- pro forma
   Basic ...........................   $ 0.11    ($ 0.01)    $ 0.69
                                       ======     ======     ======
   Diluted .........................   $ 0.11    ($ 0.01)    $ 0.66
                                       ======     ======     ======

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 1.5% and 3.0%; expected volatility of 47%, 37% and 40%; risk free interest rate (ranging from 6.5% to 8.0%); and expected lives ranging from seven to ten years.

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

      Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. Through April 30, 1999, 653,851 shares have been allocated to participant accounts.

      Effective May 1, 1994, the Company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $1,064,000, $1,569,000 and $797,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

      The SOP also requires that ESOP shares that are committed to be released be considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximates $830,000 and $3.5 million at April 30, 1999 and 1998, respectively.

Deferred Compensation Plan:

        The Company has a program for key employees providing for the payment of benefits upon retirement or death. Under the plan, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries. The plan also provides for reduced benefits upon early retirement or termination of employment. The Company pays the benefits out of its working capital but has also purchased whole life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the plan upon the death of the participant.

        During fiscal 1999, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, for the year ended April 30, 1999, the Company charged approximately $1.36 million to deferred compensation expense, including approximately $800,000 to account for the benefit modifications. Deferred compensation expense charged to operations during the years ended April 30, 1998 and 1997 was approximately $227,000 and $371,000, respectively.

12.  Income Taxes

     The provision (benefit) for income taxes consists of the following (in thousands):

                                          1999       1998      1997
                                          ----       ----      ----
  Current Federal ..................    $  300     $  225    $   40
  Current State and Local ..........       200        975       160
                                        ------     ------    ------
           Current provision .......       500      1,200       200
  Deferred tax (benefit) provision .      (100)         8     2,124
  Reduction in valuation allowance .       --      (2,608)   (2,124)
                                        ------     ------    ------
           Total provision (benefit)    $  400    ($1,400)   $  200
                                        ======     ======    ======


     The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate

                                                       1999      1998     1997
                                                       ----      ----     ----
                                                            (In thousands)
  Computed "expected" tax expense (benefit) .......   $ 535    ($ 454)   $1,721
  State and local tax, net of federal benefit .....     161       640       106
  Excess ESOP amortization ........................     192       332       --
  Nondeductible expenses ..........................      35       361       --
  Nontaxable investment income ....................    (145)      (62)      (32)
  Research & Development Tax Credit ...............    (330)      --        --
  Loss carryforward for which no tax
    benefit was recorded - ........................     --        --        530
  Adjustment to deferred tax balances
    due to tax rates ..............................     --        374       --
  Reduction in valuation allowance ................     --     (2,608)   (2,124)
  Other items, net, none of which individually
    exceeds 5% of federal taxes at statutory rates     (48)        17        (1)
                                                     -----     ------     -----
                                                     $ 400    ($1,400)   $  200
                                                     =====     ======    ======

     The components of deferred taxes are as follows (in thousands):

                                             1999      1998
                                             ----      ----
Deferred tax assets:
      Employee benefits ................   $2,594     $2,138
      Litigation settlement ............      --       3,040
      Inventory ........................      518        803
      Accounts receivable ..............       76        --
      Marketable securities ............      136        --
      Research & Development Credit ....      640        --
      Net operating loss carryforwards..      688        614
      Miscellaneous ....................       11          8
                                           ------     ------
         Total deferred tax asset ......    4,663      6,603
                                           ------     ------

 Deferred tax liabilities:
      Accounts receivable ..............      --       2,302
      Property, plant and equipment ....    1,827      1,701
                                           ------     ------
      Total deferred tax liabilities ...    1,827      4,003
                                           ------     ------

Net deferred tax asset .................   $2,836     $2,600
                                           ======     ======

     At April 30, 1999, the Company has net operating loss carryforwards of approximately $1.7 million which may be applied against future taxable income and which expire in fiscal years 2008 through 2012.

13.  Segment Information

        In fiscal 1999, the Company adopted SFAS 131. The prior year's segment information has been restated to present the Company's two reportable segments for each of the three years ended April 30, 1999.
        The Company's reportable segments are:
        (1) Commercial wireless communications - consists principally of time and frequency control products used in two principal markets-commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
        (2) U.S. Government - consists of time and frequency control products used for national defense or space-related programs.

        The accounting policies of the two segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes. The Company operates out of a single manufacturing facility and both segments share the same managers, manufacturing personnel, and machinery and equipment. Consequently, segment data includes allocations of depreciation and corporate-wide general and administrative charges. Segment assets consist principally of inventory and accounts receivable. All other assets are assigned to the corporation for the benefit of both segments.

        The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                               1999        1998        1997
                                               ----        ----        ----
Net sales:
  Wireless Communications ...............   $ 14,547    $ 26,364    $ 19,612
  U.S. Government .......................      4,411       5,633       8,317
                                            --------    --------    --------
     Consolidated Sales .................   $ 18,958    $ 31,997    $ 27,929
                                            ========    ========    ========
Operating (loss) profit:
  Wireless Communications ...............   ($ 4,682)   $  6,130    $  3,242
  U.S. Government .......................       (137)     (4,522)      2,011
  Corporate .............................      4,118     (10,713)     (2,578)
                                            --------    --------    --------
     Consolidated Operating (Loss) Profit   ($   701)   ($ 9,105)   $  2,675
                                            ========    ========    ========
Identifiable assets:
  Wireless Communications ...............   $ 16,968    $ 18,701    $ 11,981
  U.S. Government .......................      4,918       6,415      13,876
  Corporate .............................     56,469      63,664      49,009
                                            --------    --------    --------
     Consolidated Identifiable Assets ...   $ 78,355    $ 88,780    $ 74,866
                                            ========    ========    ========
Depreciation (allocated):
  Wireless Communications ...............   $    910    $    698    $    649
  U.S. Government .......................        282         226         253
  Corporate .............................         19          19          19
                                            --------    --------    --------
     Consolidated depreciation expense ..   $  1,211    $    943    $    921
                                            ========    ========    ========

  Major Customers
      Sales to one customer in the wireless communications segment were approximately $6.5 million or 45% of that segment's revenues and 34% of consolidated sales for fiscal 1999. In the U.S. Government segment, sales to two customers accounted for $2.3 million of sales or 53% of the segment's revenue and 12% of consolidated revenue. Neither U.S. Government customer accounted for more than 10% of consolidated revenue.
      During fiscal year 1998, sales to two customers accounted for approximately $8.9 million and $6.9 million, respectively, of the wireless communications segment's total sales. These amounts represent 60% of the wireless communications total revenues and 49% of consolidated sales.
      During fiscal year 1997, wireless communications segment sales included revenues of $11.1 million from one customer (57% of segment sales and 40% of consolidated sales); and U.S. Government segment sales included $2.9 million from one customer (35% of segment sales and 10% of consolidated sales).
      The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory.

  Foreign Sales
         Revenues in the wireless communications segment include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries (in thousands):

                          1999       1998       1997
                          ----       ----       ----
    France ..........   $  987     $  855     $  690
    Korea ...........      638      1,881      2,418
    United Kingdom...      811      1,003        519
    Italy ...........      277      1,427        876
    Other ...........    1,028        518      1,405
                        ------     ------     ------
                        $3,741     $5,684     $5,908
                        ======     ======     ======

14.  Interim Results (Unaudited)

     Quarterly results for fiscal years 1999 and 1998 are as follows (in thousands, except per share data):

                                              1999 Quarter
                                              ------------
                                   1st       2nd       3rd        4th
                                   ---       ---       ---        ---
Net sales ...................   $ 7,015   $ 6,180   $ 3,060    $ 2,703
Gross profit ................     2,389     2,025       888        671
Net earnings (loss) .........       518     3,209    (1,357)    (1,197)
*Earnings (loss) per share
                Basic .......   $  0.07   $  0.43   ($ 0.18)   ($ 0.16)
                Diluted .....   $  0.07   $  0.41   ($ 0.18)   ($ 0.16)

        The Company decided to renegotiate an exclusive fixed unit contract with a customer for one of the Company's wireless communications products. This action resulted in a fiscal 1999 fourth quarter reduction of sales and cost of sales of approximately $1.7 million and $1.0 million, respectively. During the fourth quarter, the Company also recorded an additional $800,000 accrual to deferred compensation expense as a result of benefit modifications. (see Note
  11)

                                              1998 Quarter
                                              ------------
                                   1st       2nd       3rd        4th
                                   ---       ---       ---        ---
Net sales ...................   $ 7,301   $ 8,016   $ 8,033    $ 8,647
Gross profit ................     2,481     2,934       371        341
Net earnings (loss) .........     1,398     1,633     2,380     (5,347)
*Earnings (loss) per share
                Basic .......   $  0.19   $  0.22   $  0.32    ($ 0.71)
                Diluted .....   $  0.18   $  0.21   $  0.31    ($ 0.71)

        During the fourth quarter of fiscal 1998, the Company recorded an accrual of $8 million for the litigation settlement (Note 9- Commitments and Contingencies) and wrote off or reserved against inventory related to certain government programs in the amount of $2.5 million.
        *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding. All per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% dividend, effective October 31, 1997.

15.  Other Information

     The following provides information about investing and financing activities of the Company that affect assets or liabilities but did not result in cash flow for the three years ended April 30, 1999, 1998 and 1997 and, therefore, are excluded from the Consolidated Statements of Cash Flows (in thousands):

                                              1999      1998        1997
                                              ----      ----        ----
Declaration of cash dividend ...........     $ 766    $   771      $ 746
3-for-2 stock split in the form of a 50%
    stock dividend .....................       --       3,003        --
Proceeds from sale of LCA building
    used to pay down construction loan .       --       9,000        --
REIT units received in connection
    with building sale .................       --      12,000        --
Transfer of work-in-process inventory
    to equipment .......................       175       --          --

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)
       Column A              Column B       Column C       Column D    Column E
       --------              --------       --------       --------    --------
                                           Additions
                                           ---------
      Description            Balance   Charged   Charged
                               at      to costs  to other             Balance at
                            beginning    and     accounts- Deductions   end of
                            of period  expenses  describe  -describe    period
                            ---------  --------  --------  ---------    ------
Year ended April 30, 1999

  Allowance for doubtful
  accounts                     $190       $36                $36(a)       $190

  Inventory reserves         $1,400      $150               $496(b)     $1,054

Year ended April 30, 1998

  Allowance for doubtful
  accounts                     $190       $49                $49(a)       $190

  Inventory reserves           $350    $4,488             $3,438(b)     $1,400

Year ended April 30, 1997

  Allowance for doubtful
  accounts                     $483       $42               $335(a)       $190

  Inventory reserves           $940                         $590(b)       $350

(a) Accounts written off
(b) Inventory disposed or written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------  --------------------

NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------

Item 10(a) Directors of the Company
-----------------------------------
     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 20, 1999.

Item 10(b) Executive Officers of the Company
--------------------------------------------
The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors. During fiscal 1994 certain officers had taken voluntary leaves of absence as discussed in the Company's Form 8-K dated November 17, 1993. With the settlement of all criminal and civil litigation brought by the U.S. Government, such officers have resumed their positions with the Company. The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:
  Joseph P. Franklin -   Chairman of the Board of Directors
  Martin B. Bloch    -   President, Chief Executive Officer and Director
  Markus Hechler     -   Executive Vice President and Assistant Secretary
  Alfred Vulcan      -   Vice President, Systems Engineering
  Charles S. Stone   -   Vice President, Low Noise Development
  Leonard Martire    -   Vice President, Space Systems and Business Development
  Thomas McClelland  -   Vice President, Commercial Products
  Alan Miller        -   Treasurer and Chief Financial Officer
  Harry Newman       -   Secretary and Assistant to the Executive Vice President

  None of the officers and directors is related.

     Joseph P. Franklin, age 65, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors and Chief Executive Officer. He also served as Chief Financial Officer from September 15, 1996 through October 5, 1998. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

     Martin B. Bloch, age 63, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

     Markus Hechler, age 53, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. He has served as Assistant Secretary since 1978.

     Alfred Vulcan, age 62, joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since 1978.

     Charles S. Stone, age 68, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

     Leonard Martire, age 62, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Space Systems and Business Development.

     Thomas McClelland, age 44, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

     Alan Miller, age 50, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

     Harry Newman, age 52, Secretary and Assistant to the Executive Vice President, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 11.  Executive Compensation
--------  ----------------------
     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 20, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 20, 1999.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 20, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  Index to Financial Statements, Financial Statement Schedules and Exhibits

     The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.
  (1) FINANCIAL STATEMENTS

      Included in Part II of this report:
                                                                        Page(s)

       Report of Independent Accountants                                  27

       Consolidated Balance Sheets
          April 30, 1999 and 1998                                        28-29

       Consolidated Statements of Operations
           -years ended April 30, 1999, 1998 and 1997                     30

       Consolidated Statements of Changes in Stockholders' Equity
          - years ended April 30, 1999, 1998 and 1997                     31

       Consolidated Statements of Cash Flows
          - years ended April 30, 1999, 1998 and 1997                    32-33

       Notes to Consolidated Financial Statements                        34-49

  (2) FINANCIAL STATEMENT SCHEDULES

      Included in Part II of this report:

         Schedule II - Valuation and Qualifying Accounts                  50

         Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

  (3) EXHIBITS

         Exhibit 23.1  -    Consent of Independent Accountants.           60

     The exhibits listed on the accompanying Index to Exhibits beginning on page 54 are filed as part of this annual report.

  (b) REPORTS ON FORM 8-K

     Registrant's  Form 8-K, dated March 12, 1999,  containing  disclosure under
Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 1999.

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
---------     ----------     --------------------------         ----------------

       1          (3)        Copy of Certificate of
                             Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware (1)                         3.1

       2          (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware on March 27,                3.2
                             1981 (2)

       3          (3)        Copy of By-Laws of the
                             Registrant, as amended
                             to date (3)                             3.3

       4          (4)        Specimen of Common Stock
                             certificate (1)                         4.1

       5          (10)       Stock Bonus Plan of Registrant
                             and Trust Agreement
                             thereunder (4)                         10.2

       6          (10)       Employment agreement
                             between Registrant and
                             Martin B. Bloch (4)                    10.3

       7          (10)       Employment agreement
                             between Registrant and
                             Abraham Lazar (4)                      10.4

       8          (10)       Employment agreement
                             between Registrant and
                             John C. Ho (4)                         10.5

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
---------     ----------     --------------------------         ----------------

       9          (10)       Employment agreement
                             between Registrant and
                             Marvin Meirs (4)                       10.6

       10         (10)       Employment agreement
                             between Registrant and
                             Alfred Vulcan (4)                      10.7

       11         (10)       Employment agreement
                             between Registrant and
                             Harry Newman (4)                       10.8

       12         (10)       Employment agreement
                             between Registrant and
                             Marcus Hechler (4)                     10.9

       13         (10)       Form of stock escrow
                             agreement between Vincenti &
                             Schickler as escrow agent
                             and certain officers of
                             Registrant (4)                        10.10

       14         (10)       Form of Agreement concerning
                             Executive Compensation (2)            10.11

       15         (10)       Registrant's 1982 Incentive
                             Stock Option Plan (5)                    15

       16         (10)       Amendment dated April 19,
                             1981 to Stock Bonus Plan
                             of Registrant and Trust
                             Agreement (3)                          20.1

       17         (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with
                             Secretary of State of
                             Delaware on October 26,
                             1984 (6)                                 17

       18         (10)       Registrant's 1984 Incentive
                             Stock Option Plan (6)                    18

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
---------     ----------     --------------------------         ----------------

       19         (10)       Registrant's Cash or Deferral
                             Profit Sharing Plan and
                             Trust under Internal Revenue
                             Code Section 401,
                             dated April 1, 1985 (7)                 19

       20         (10)       Computation of Earnings             Included in the
                             per Share of Common                 Financial
                             Stock                               Statements

       21         (10)       Amendment Restated Effective
                             as of May 1, 1984 of the
                             Stock Bonus Plan and Trust
                             Agreement of Registrant (7)             21

       22         (3)        Amendment to Certificate
                             of Incorporation of the
                             Registrant filed with the
                             Secretary of State of Delaware
                             on October 22, 1986 (8)                 22

       23         (10)       Amendment Restated Effective
                             as of May 1, 1984 of the Stock
                             Bonus Plan and Trust Agreement
                             of Registrant (8)                       23

       24         (3)        Amended and Restated
                             Certificate of
                             Incorporation of the
                             Registrant filed with
                             the Secretary of State
                             of Delaware on
                             October 26, 1987 (10)                   24

       25         (22)       List of Subsidiaries
                             of Registrant (10)                      25

       26         (10)       Employment agreement
                             between Registrant and
                             Charles Stone (9)                       26

       27         (10)       Employment agreement
                             between Registrant and
                             Jerry Bloch (9)                         27

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
---------     ----------     --------------------------         ----------------

       28         (10)       Registrant's 1987
                             Incentive Stock Option
                             Plan (9)                                28

       29         (10)       Registrant's Senior
                             Executive Stock Option
                             Plan (9)                                29

       30         (10)       Amendment dated Jan. 1, 1988
                             to Registrant's Cash or
                             Deferred Profit Sharing Plan
                             and Trust under Section 401
                             of Internal Revenue Code (9)            30

       31         (10)       Executive Incentive
                             Compensation Plan between
                             Registrant and various
                             employees (9)                           31

       32         (10)       Amended Certificate of In-
                             corporation of the Company
                             filed with the Secretary of
                             State of Delaware on
                             November 2, 1989 (10)                   32

       33         (10)       Registrant's Employee Stock
                             Option Plan (10)                        33

       34         (10)       Loan agreement between
                             Registrant and Nat West
                             Dated May 22, 1990 (10)                 34

       35         (10)       Loan Agreement between
                             Registrant's Employee
                             Stock Ownership Plan and
                             Registrant dated
                             May 22, 1990 (10)                       35

       36         (23)       Consent of Independent
                             Accountants to incorporation
                             by reference of 1999 audit report
                             in Registrant's Form S-8
                             Registration Statement.                 23.1

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identifica-                                       Statement or
in this       tion per Reg.  Description                        report specified
Form 10-K     229.601(b)     of Exhibit                         below
---------     ----------     --------------------------         ----------------

       37         (10)       Registrant's 1997 Independent
                             Contractor Stock Option Plan (11)        4.14

       38         (10)       Contribution Agreement between
                             Registrant and Reckson Operating
                             Partnership L.P. dated
                             January 6, 1998  (12)                    10.12

       39         (10)       Lease agreement between
                             Registrant and Reckson
                             Operating Partnership, L.P.
                             dated January 6, 1998  (12)              10.13

       40         (10)       Plea Agreement, Civil Settlement
                             and Related Documents dated
                             June 19, 1998  (12)                      10.14

    NOTES:

     (1) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
     (2) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit  is  incorporated  herein by  reference.
     (3) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061 for the year ended April 30, 1981, which exhibit is incorporated herein by reference.
     (4) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-69527, which exhibit is incorporated herein by reference.
     (5) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1982, which exhibit is incorporated herein by reference.
     (6) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
     (7) Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
     (8) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
     (9) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference. (10) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.
     (11) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-8, File No. 333-42233, which exhibit is incorporated herein by reference.
     (12) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.
                            ------------------------

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-42233) of Frequency Electronics, Inc. of our report dated July 13, 1999 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

                                              PRICEWATERHOUSECOOPERS LLP

Melville, New York
July 13, 1999

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

                                     FREQUENCY ELECTRONICS, INC.
                                             Registrant

                                     By: /s/ Joseph P. Franklin
                                         ----------------------
                                         Joseph P. Franklin
                                         Chairman of the Board


                                     By: /s/ Alan L. Miller
                                         ------------------
                                         Alan L. Miller
                                         Chief Financial Officer
                                         and Controller

    Dated:  July 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                     Title                      Date

  /s/  Martin B. Bloch          President & Director            7/28/99
  --------------------
     Martin B. Bloch

  /s/  Joel Girsky              Director                        7/28/99
  --------------------
     Joel Girsky

  /s/  John Ho                  Director                        7/28/99
  --------------------
     John Ho

  /s/  Marvin Meirs             Director                        7/28/99
  --------------------
     Marvin Meirs