Form 10-Q
period 1999-07-31
FREQUENCY ELECTRONICS INC
filed 1999-09-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended July 31, 1999

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 1999 - 7,680,569

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                  Page No.

 Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         July 31, 1999 and April 30, 1999                          3-4

     Condensed Consolidated Statements of Operations
         Three Months Ended July 31, 1999 and 1998                  5

     Condensed Consolidated Statements of Cash Flows
         Three Months Ended July 31, 1999 and 1998                  6

     Notes to Condensed Consolidated Financial Statements          7-9

 Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9-12


Part II.  Other Information:

 Item 1 - Legal Proceedings                                        13

 Item 6 - Exhibits and Reports on Form 8-K                         13

 Signatures                                                        14






















                                     2 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                 July 31,            April 30,
                                                   1999                1999
                                                (UNAUDITED)          (NOTE A)
                                                        (In thousands)

ASSETS:
Current assets:

        Cash and cash equivalents                $ 2,384             $   567

        Marketable securities                     38,153              38,720

        Accounts receivable, net                  10,152              12,190

        Inventories                               10,284               9,696

        Deferred income taxes                      2,231               2,336

        Prepaid and other                            554               1,182
                                                 -------             -------
            Total current assets                  63,758              64,691

Property, plant and equipment, net                 9,481               9,489

Deferred income taxes                                545                 500

Other assets                                       3,718               3,675
                                                 -------             -------
            Total assets                         $77,502             $78,355
                                                 =======             =======















           See accompanying notes to condensed consolidated financial statements.

                                     3 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES


                                                    July 31,         April 30,
                                                      1999             1999
                                                  (UNAUDITED)        (NOTE A)
                                                          (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current maturities of long-term debt            $   363           $   489
   Accounts payable - trade                            693               837
   Accrued liabilities and other                     2,581             3,563
                                                   -------           -------
        Total current liabilities                    3,637             4,889

Deferred compensation                                5,078             5,165
Deposit liability and other                         11,740            11,794
                                                   -------           -------
        Total liabilities                           20,455            21,848
                                                   -------           -------

Stockholders' equity:
   Preferred stock  - $1.00 par value                  -0-               -0-
   Common stock  -  $1.00 par value                  9,009             9,009
   Additional paid - in capital                     37,072            36,940
   Retained earnings                                16,097            15,653
                                                    62,178            61,602

   Common stock reacquired and held in treasury -
      at cost, 1,344,975 shares at July 31, 1999
      and 1,346,850 shares at April 30, 1999        (4,052)           (4,058)
   Unamortized ESOP debt                              (375)             (500)
   Notes receivable  - common stock                   (287)             (287)
   Unearned compensation                               (37)              (47)
   Accumulated other comprehensive loss               (380)             (203)
                                                   -------           -------
        Total stockholders' equity                  57,047            56,507
                                                   -------           -------

       Total liabilities and stockholders' equity  $77,502           $78,355
                                                   =======           =======








           See accompanying notes to condensed consolidated financial statements.

                                     4 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                              1999              1998
                                        (In thousands except per share data)

Net Sales                                     $ 5,464           $ 7,015
                                              -------           -------
Cost of sales                                   3,072             4,626
Selling and administrative expenses             1,212             1,194
Research and development expense                1,250               795
                                              -------           -------

        Total operating expenses                5,534             6,615
                                              -------           -------
             Operating (loss) profit              (70)              400

Other income (expense):
     Investment income                            740               649
     Interest expense                             (83)              (89)
     Other income (expense), net                   87               (42)
                                              -------           -------
Earnings before provision for
        income taxes                              674               918

Income tax provision
        Current                                    50                50
        Deferred                                  180               350
                                              -------           -------
                                                  230               400
                                              -------           -------
Net earnings                                  $   444           $   518
                                              =======           =======

Net earnings per common share
        Basic                                 $  0.06           $  0.07
                                              =======           =======
        Diluted                               $  0.06           $  0.07
                                              =======           =======

Average shares outstanding
        Basic                                 7,556,129         7,514,841
                                              =========         =========
        Diluted                               7,887,877         7,917,734
                                              =========         =========







           See accompanying notes to condensed consolidated financial statements.

                                     5 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)

                                                         1999          1998
                                                         ----          ----
                                                           (In thousands)
Cash flows from operating activities:
  Net earnings                                        $   444       $   518
  Non-cash charges to earnings                            666         1,196
  Litigation settlement                                     -        (8,000)
  Net changes in assets and liabilities                 1,442        (2,012)
                                                      -------       -------
Net cash provided by (used in) operating activities     2,552        (8,298)

Cash flows from investing activities:
  Sale of marketable securities -net                      463         2,866
  Other - net                                            (260)         (221)
                                                      -------       -------
Net cash provided by investing activities                 203         2,645

Cash flows from financing activities:
   Dividends paid                                        (766)         (771)
   Other - net                                           (172)         (108)
                                                      -------       -------
Net cash used in financing activities                    (938)         (879)
                                                      -------       -------

   Net increase (decrease) in cash                      1,817        (6,532)

   Cash at beginning of period                            567         8,725
                                                      -------       -------

   Cash at end of period                              $ 2,384       $ 2,193
                                                      =======       =======
















           See accompanying notes to condensed consolidated financial statements.

                                     6 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1999 and the results of its operations and cash flows for the three months ended July 31, 1999 and 1998. The April 30, 1999 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                               Three months ended July 31,
                                                1999                1998
       Basic EPS Shares outstanding
         (weighted average)                   7,556,129           7,514,841
       Effect of Dilutive Securities            331,748             402,893
                                              ---------           ---------
       Diluted EPS Shares outstanding         7,887,877           7,917,734
                                              =========           =========

     Options to purchase 258,375 and 118,500 shares of common stock were outstanding during the three months ended July 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the periods and, therefore, the inclusion of such options would have been antidilutive.

NOTE C - DEFERRED INCOME TAXES

     The Company records deferred income taxes based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal components of deferred taxes relate to the timing of deductibility of certain employee benefits, inventory reserves, depreciation of property, plant and equipment, the deferred gain on the building sale, research and development tax credit carryforwards and the net operating loss carryforward. As a result of continued profitability and a deferred gain from the 1998 real estate transactions, the Company expects to fully utilize its tax net operating loss carryforward.

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1999 and April 30, 1999 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $6,262,000 and $6,657,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.



                                     7 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - INVENTORIES

     Inventories, which are reported net of reserves of $1,054,000 at July 31, 1999 and April 30, 1999, consist of the following:

                                             July 31, 1999       April 30, 1999
                                             -------------       --------------
                                                        (In thousands)

         Raw materials and Component parts     $ 2,963              $ 3,028
         Work in progress                        7,321                6,668
                                               -------              -------
                                               $10,284              $ 9,696
                                               =======              =======

NOTE F -COMPREHENSIVE INCOME

     For the three months ended July 31, 1999 and 1998, total comprehensive income was $267,000 and $385,000, respectively.

NOTE G - SEGMENT INFORMATION

     The Company operates under two reportable segments:
     1. Commercial wireless communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
     2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods
    (in thousands):

                                                  Three months ended July 31,
                                                     1999              1998
  Net sales:
      Wireless Communications                      $ 4,615            $ 5,785
      U.S. Government                                  849              1,230
                                                   -------            -------
    Consolidated Sales                             $ 5,464            $ 7,015
                                                   =======            =======
  Operating (loss) profit:
      Wireless Communications                      $     9            $   407
      U.S. Government                                   20                  4
      Corporate                                        (99)               (11)
                                                   -------            -------
   Consolidated Operating (Loss) Profit           ($    70)           $   400
                                                   =======            =======

                                                July 31, 1999     April 30, 1999
  Identifiable assets:
      Wireless Communications                      $15,477            $16,968
      U.S. Government                                4,959              4,918
      Corporate                                     57,066             56,469
                                                   -------            -------
   Consolidated Identifiable Assets                $77,502            $78,355
                                                   =======            =======


                                     8 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE H - CONTINGENCIES

     Reference is made to Note 9 of the Company's Annual Report on Form 10K for the year ended April 30, 1999 for information regarding the litigation settlement and other legal proceedings. See also Part II, Item 1 of this Form 10Q.


Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth for the respective first quarters of fiscal years 2000 and 1999 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:


                                             Three months ended
                                                  July 31,
                                           1999              1998
                                           ----              ----
 Net Sales
    Wireless Communications                84.5%             82.5%
    U.S. Government                        15.5              17.5
                                          -----             -----
                                          100.0             100.0

 Cost of Sales                             56.2              65.9
 Selling and administrative expenses       22.2              17.0
 Research and development expenses         22.9              11.3
                                          -----             -----
    Operating (loss) profit                (1.3)              5.7

 Other income (expense)- net               13.6               7.4
                                          -----             -----
 Pretax Income                             12.3              13.1
 Provision for income taxes                 4.2               5.7
                                          -----             -----
    Net earnings                            8.1%              7.4%
                                          =====             =====

For the three months ended July 31, 1999, operating profit decreased by $470,000 (118%) over the comparable period of fiscal year 1999 and net earnings decreased by $74,000 (14%). These outcomes were the result of a 22% decrease in sales for the first quarter of fiscal 2000 coupled with a significant increase in research and development spending offset by an increase in other income compared to the comparable period of fiscal 1999. The lower sales and higher research and development spending are a continuation of the trends established in the latter portion of fiscal 1999. The Company continues to devote significant resources to the development of the next generation of existing products as well as to the development of new products for the wireless communications market, both terrestrial and space-based. The rate of research and development spending during the fiscal 2000 quarter was substantially higher than the rate anticipated for the remainder of the current fiscal year.



                                     9 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Gross margins for the three months ended July 31, 1999 improved significantly over the fiscal 1999 quarter, increasing to 44% from 34%. Margins on wireless communications revenues were 46% as compared to 31% for U.S. Government programs. During the quarter ended July 31, 1998, gross margins on wireless communications sales were 37% while margins on U.S. Government programs were 20%. The increase in wireless communications margins is due to significant improvements in the manufacturing processes for these products. The improvement in U.S. Government margins in the fiscal 2000 period is attributable to the near conclusion of certain unprofitable contracts for which loss reserves were recorded in prior years. With the present mix of wireless communications versus U.S. Government projects and recent contract bookings, the Company expects to realize improved profit margins for the remainder of fiscal 2000.

Selling and administrative costs for the quarter ended July 31, 1999, were approximately the same as for the three months ended July 31, 1998. The Company anticipates that selling and administrative expenses will be comparable to that incurred in fiscal 1999, although, as a percentage of sales, the ratio should decrease.

Research and development costs in the fiscal 2000 period increased by $455,000 (57%) over the comparable three month period ended July 31, 1998. As indicated previously, the Company continued to devote significant resources to develop a line of generic products to be used as the building blocks for the commercial satellite transponder market as well developing new products and enhancing existing products for the terrestrial wireless communications market. The Company anticipates that although research and development spending will continue at a high level for the remainder of fiscal 2000, the rate will be less than that incurred in fiscal 1999. Total research and development spending in fiscal 2000 is expected to be between $3 million and $4 million. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense increased by $226,000 (44%) in the three months ended July 31, 1999 from the comparable fiscal 1999 quarter. Investment income increased by $91,000 (14%) in the 1999 quarter over the comparable 1998 quarter. This is the result of realized gains on the sale of certain marketable securities during the fiscal 2000 quarter offset by reduced interest income on lower levels of invested assets. Interest expense decreased by $6,000 (7%) during the fiscal 2000 quarter compared to the period ended July 31, 1998 as a result of less long-term debt. Other income (expense), net, increased by $129,000 (307%). This category consists principally of certain non-recurring transactions. In fiscal 1999, this included the costs of relocating the Company's operations to new office and production space. In fiscal 2000, this category included a benefit from the recovery of certain non-operating debts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $60 million at both July 31, 1999 and April 30, 1999. Included in working capital at July 31, 1999 is $40.5 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the three months ended July 31, 1999, was $2.6 million compared to a net cash outflow of $8.3 million in the comparable fiscal 1999 quarter. The fiscal 2000 result was achieved principally through collections on accounts receivable plus operating profits during the quarter. The fiscal 1999 net outflow is the result of the $8 million litigation settlement coupled with larger research and development spending. Without those two items, cash flows from operating activities in fiscal 1999 would have been posititve. As indicated previously, the Company intends to continue to

                                    10 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

invest in its future growth and profitability through its development efforts. Despite this high level of investment, the Company anticipates that it will generate positive cash flow from operating activities this fiscal year.

Net cash provided by investing activities for the three months ended July 31, 1999, was $203,000. This amount was generated through the net sale of certain U.S. government and agency securities and other marketable securities aggregating $463,000 which was partially offset by the acquisition of capital equipment for approximately $260,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $1 million on capital equipment during fiscal 2000. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the three months ended July 31, 1999, was $938,000 compared to $879,000 for the comparable fiscal 1999 quarter. Included in the fiscal 2000 amount is payment of the Company's semiannual dividend in the aggregate amount of $766,000. An additional $179,000 was used to make regularly scheduled long-term liability payments.

At July 31, 1999, the Company's backlog amounted to approximately $20 million compared to the approximately $21 million backlog at April 30, 1999. Of this backlog, approximately 60% is realizable during fiscal 2000. Although the current backlog is comparable to the backlog at July 31, 1998, the character of the backlog is changing. In previous years, the backlog of custom-built products could represent 12 to 18 months of production. As the Company evolves into a more product-oriented manufacturer and seller of generic wireless communication products, its cycle-time will be significantly reduced. Consequently, the backlog will be less predictive of future results.

Year 2000 Issue

During the first quarter of fiscal 2000, the Company completed installation of newly acquired, integrated financial and manufacturing software, the cost of which did not exceed $500,000. Final implementation and testing of the software will be concluded by the end of the second quarter of fiscal 2000. The purchase of the financial software will satisfactorily address the issue of compliance with the year 2000 problem for financial transactions and reporting purposes. The Company has sufficient resources to implement and test such software.

Beginning in the latter portion of fiscal 1998 and concluding during the second quarter of fiscal 1999, the Company acquired new desktop computers of sufficient size and speed to operate the new financial software. The cost of these computers, included in capital equipment, was approximately $220,000. The Company also determined that operational, nonfinancial software and hardware was required to resolve the year 2000 issue in certain production and support areas, the cost of which did not exceed $50,000.

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




                                    11 of 14

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

In  the  event  its  financial  and  manufacturing  software  fails  to  perform appropriately after final testing and the Company is unable to prepare appropriately dated invoices, payments or other documentation, the Company will employ alternative strategies. This will consist principally of hiring additional clerical personnel to assure that the Company's records and documentation are properly and accurately maintained until such time that the software implementation can be completed. In the event one or more of its vendors suffers a "Y2K" failure, the Company will obtain its component parts from other sources. Since the majority of the important components used in the Company's products can be obtained from multiple sources, the Company does not anticipate a problem in purchasing needed parts as a result of Y2K issues. For those component parts, which can be obtained from only a limited number of sources, the Company will evaluate the need to increase its on-hand inventory prior to the end of calendar 1999.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements contained in this release which are forward-looking statements and not based on historical facts, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. Such risks include changes in contractual agreements or other risks as more fully described in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission.































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

     For all items noted above, reference is made to Item 3 - Legal Proceedings of Registrant's Annual Report on Form 10K for the year ended April 30, 1999 on file with the Securities and Exchange Commission.

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 31, 1999.










                                    13 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)

Date:  September 14, 1999               BY    /s/ Joseph P. Franklin
                                           ---------------------------
                                              Joseph P. Franklin
                                              Chairman of the Board of Directors



Date: September 14, 1999                BY    /s/ Alan Miller
                                           --------------------
                                              Alan Miller
                                              Chief Financial Officer
                                              and Controller


































                                    14 of 14