Form 10-Q
period 1999-10-31
FREQUENCY ELECTRONICS INC
filed 1999-12-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended October 31, 1999

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 December 7, 1999 - 7,689,024

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                  Page No.

  Item 1 - Financial Statements:

      Consolidated Condensed Balance Sheets -
          October 31, 1999 and April 30, 1999                      3-4

      Consolidated Condensed Statements of Operations
          Six Months Ended October 31, 1999 and 1998                5

      Consolidated Condensed Statements of Operations
          Three Months Ended October 31, 1999 and 1998              6

      Consolidated Condensed Statements of Cash Flows
          Six Months Ended October 31, 1999 and 1998                7

      Notes to Consolidated Condensed Financial Statements        8-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations           10-13


Part II.  Other Information:

  Item 1 - Legal Proceedings                                       14

  Item 6 - Exhibits and Reports on Form 8-K                        14

  Signatures                                                       15





















                                     2 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Condensed Balance Sheets



                                               October 31,           April 30,
                                                  1999                 1999
                                               (UNAUDITED)           (NOTE A)
                                                        (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents                $  1,540           $     567

        Marketable securities                      37,382              38,720

        Accounts receivable, net                    9,706              12,190

        Inventories                                10,177               9,696

        Deferred income taxes                       2,986               2,336

        Prepaid and other                             823               1,182
                                                  -------             -------

            Total current assets                   62,614              64,691

Property, plant and equipment, net                  9,391               9,489

Deferred income taxes                                 545                 500

Other assets                                        3,770               3,675
                                                  -------             -------

            Total assets                          $76,320             $78,355
                                                  =======             =======


















           See accompanying notes to consolidated condensed financial statements.

                                     3 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                October 31,            April 30,
                                                   1999                  1999
                                                (UNAUDITED)            (NOTE A)
                                                          (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt       $   239             $   489
        Accounts payable - trade                       406                 837
        Dividend payable                               769                 766
        Accrued liabilities and other                2,214               2,797
                                                   -------             -------
            Total current liabilities                3,628               4,889

Deferred compensation                                5,188               5,165
Deposit liability and other                         11,685              11,794
                                                   -------             -------
            Total liabilities                       20,501              21,848
                                                   -------             -------
Stockholders' equity:
        Preferred stock  - $1.00 par value             -0-                 -0-
        Common stock  -  $1.00 par value             9,009               9,009
        Additional paid - in capital                37,251              36,940
        Retained earnings                           15,817              15,653
                                                   -------             -------
                                                    62,077              61,602
        Common stock reacquired and held in
        treasury - at cost, 1,320,234 shares
        at October 31, 1999 and 1,346,850 shares
        at April 30, 1999                           (3,984)             (4,058)
        Unamortized ESOP debt                         (250)               (500)
        Notes receivable  - common stock              (280)               (287)
        Unearned compensation                          (33)                (47)
        Accumulated other comprehensive loss        (1,711)               (203)
                                                   -------             -------
             Total stockholders' equity             55,819              56,507
                                                   -------             -------

Total liabilities and stockholders' equity         $76,320             $78,355
                                                   =======             =======












           See accompanying notes to consolidated condensed financial statements.

                                     4 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                       1999          1998
                                            (In thousands except per share data)


Net Sales                                            $11,500       $13,195
                                                     -------       -------

Cost of sales                                          6,427         8,781
Insurance reimbursement                                    -        (4,500)
Selling and administrative expenses                    2,324         2,320
Research and development expenses                      2,490         1,966
                                                     -------       -------
        Total operating expenses                      11,241         8,567
                                                     -------       -------
             Operating profit                            259         4,628

Other income (expense):
     Investment income                                 1,310         1,091
     Interest expense                                   (161)         (174)
     Other income (expense), net                          24           (18)
                                                     -------       -------
Earnings before provision for
        income taxes                                   1,432         5,527

Income tax provision
        Current                                          200         1,400
        Deferred                                         310           400
                                                     -------       -------
                                                         510         1,800
                                                     -------       -------
Net earnings                                         $   922       $ 3,727
                                                     =======       =======

Net earnings per common share
        Basic                                        $  0.12       $  0.50
                                                     =======       =======
        Diluted                                      $  0.12       $  0.47
                                                     =======       =======
Average shares outstanding
        Basic                                       7,566,569     7,507,383
                                                    =========     =========
        Diluted                                     7,933,654     7,847,101
                                                    =========     =========










           See accompanying notes to consolidated condensed financial statements.

                                     5 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)


                                                     1999              1998
                                            (In thousands except per share data)


Net Sales                                          $ 6,036           $ 6,180
                                                   -------           -------

Cost of sales                                        3,355             4,155
Insurance reimbursement                                  -            (4,500)
Selling and administrative expenses                  1,112             1,126
Research and development expenses                    1,240             1,171
                                                   -------           -------
        Total operating expenses                     5,707             1,952
                                                   -------           -------

             Operating profit                          329             4,228

Other income (expense)
     Investment income                                 570               442
     Interest expense                                  (78)              (85)
     Other income, net                                 (63)               24
                                                   -------           -------
Earnings before provision for
        income taxes                                   758             4,609

Income tax provision
        Current                                        150             1,350
        Deferred                                       130                50
                                                   -------           -------
                                                       280             1,400
                                                   -------           -------
Net earnings                                       $   478           $ 3,209
                                                   =======           =======


Net earnings per common share
        Basic                                      $  0.06            $ 0.43
                                                   =======            ======
        Diluted                                    $  0.06            $ 0.41
                                                   =======            ======
Average shares outstanding
        Basic                                     7,577,010         7,499,924
                                                  =========         =========
        Diluted                                   7,979,270         7,776,478
                                                  =========         =========








           See accompanying notes to consolidated condensed financial statements.

                                     6 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                         1999              1998
                                                         ----              ----
                                                             (In thousands)

Cash flows from operating activities:
        Net earnings                                  $    922         $ 3,727
        Non-cash charges to earnings                     1,496           1,811
        Litigation settlement                                -          (8,000)
        Insurance reimbursement accrual                      -          (4,500)
        Net changes in other assets and liabilities        987            (209)
                                                      --------         -------
Net cash provided by (used in) operating activities      3,405          (7,171)

Cash flows from investing activities:
        (Purchase) sale of marketable securities          (978)          2,317
        Other - net                                       (438)           (610)
                                                      --------         -------
Net cash (used in) provided by investing activities     (1,416)          1,707

Cash flows from financing activities:
        Payment of cash dividend                          (766)           (771)
        Other - net                                       (250)           (607)
                                                      --------         -------
Net cash used in financing activities                   (1,016)         (1,378)
                                                      --------         -------

         Net increase (decrease) in cash                   973          (6,842)

         Cash at beginning of period                       567           8,725
                                                      --------         -------

         Cash at end of period                        $  1,540         $ 1,883
                                                      ========         =======




















           See accompanying notes to consolidated condensed financial statements.

                                     7 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1999 and the results of its operations and cash flows for the three and six months ended October 31, 1999 and 1998. The April 30, 1999 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                                 Periods ended October 31,
                                             Six months         Three months
                                             ----------         ------------
                                          1999      1998       1999       1998
                                          ----      ----       ----       ----
       Basic EPS Shares outstanding
         (weighted average)            7,566,569 7,507,383  7,577,010  7,499,924
       Effect of Dilutive Securities     367,085   339,718    402,260    276,554
                                      ---------- --------- ---------- ----------
       Diluted EPS Shares outstanding  7,933,654 7,847,101  7,979,270  7,776,478
                                       ========= =========  =========  =========

     Options to purchase 258,375 shares of common stock were outstanding during the six and three months ended October 31, 1999, compared to 265,500 and 118,500 shares for the comparable periods in fiscal year 1999. These shares were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

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

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 1999 and April 30, 1999 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $5,490,000 and $6,657,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.



                                     8 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE E - INVENTORIES

     Inventories,  which  are  reported   net  of  reserves  of  $1,054,000  at
     October  31,  1999 and April 30,  1999, consist of the following:

                                             October 31, 1999     April 30, 1999
                                                        (In thousands)

         Raw materials and Component parts      $ 2,951               $ 3,028
         Work in progress                         7,226                 6,668
                                                -------               -------
                                                $10,177               $ 9,696
                                                =======               =======

NOTE F -COMPREHENSIVE INCOME

     For the six months ended October 31, 1999 and 1998, total comprehensive income (loss) was ($586,000) and $3,253,000, respectively. For the second quarter of fiscal years 2000 and 1999, comprehensive income (loss) was ($853,000) and $2,929,000, respectively.

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

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                                Six months ended October 31,
                                                    1999              1998
  Net sales:
      Wireless Communications                     $ 9,868            $11,104
      U.S. Government                               1,632              2,091
                                                  -------            -------
         Consolidated Sales                       $11,500            $13,195
                                                  =======            =======
  Operating (loss) profit:
      Wireless Communications                     $   189            $   179
      U.S. Government                                 290                 (3)
      Corporate                                      (220)             4,452
                                                  -------            -------
         Consolidated Operating Profit            $   259            $ 4,628
                                                  =======            =======

                                             October 31, 1999    April 30, 1999
  Identifiable assets:
      Wireless Communications                     $14,709            $16,968
      U.S. Government                               5,174              4,918
      Corporate                                    56,437             56,469
                                                  -------            -------
         Consolidated Identifiable Assets         $76,320            $78,355
                                                  =======            =======


                                     9 of 15

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

     Reference is also made to Note 9 of the Company's Annual Report on Form 10K for the year ended April 30, 1999 for information regarding the litigation settlement and other legal proceedings.


Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective six- and three-month periods of fiscal years 2000 and 1999:

                                                Six months       Three months
                                                  Periods ended October 31,
                                              1999      1998      1999      1998
                                              ----      ----      ----      ----
     Net Sales
        Wireless Communications               85.8%     84.2%      87.0%   6.1%
        US Government                         14.2      15.8       13.0    13.9
                                             -----     -----      -----   -----
                                             100.0     100.0      100.0   100.0

     Cost of Sales                            55.9      66.5       55.6    67.2
     Insurance reimbursement                   -       (34.1)       -     (72.8)
     Selling and administrative expenses:     20.2      17.6       18.4    18.2
     Research and development expenses        21.7      14.9       20.6    19.0
                                             -----     -----      -----   -----
        Operating profit                       2.2      35.1        5.4    68.4

     Other income (expense)- net              10.2       6.8        7.1     6.2
                                             -----     -----      -----   -----
     Pretax Income                            12.4      41.9       12.5    74.6
     Provision for income taxes                4.4      13.6        4.6    22.7
                                             -----     -----      -----   -----
        Net earnings                           8.0%     28.3%       7.9%  51.9%
                                             =====     =====      =====   =====


On November 17, 1998, the Company received $4.5 million representing reimbursement of prior year litigation costs under the Company's Directors' and Officers' liability insurance policies. (See Part II, ITEM 1 - Legal Proceedings) This amount was reported as a reduction of operating expenses for the six- and three-month periods of the 1999 fiscal year. Excluding this one-time item, for the six- and three-month

                                    10 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

periods ended October 31, 1999, operating profit increased by $131,000 (102%) and $601,000 (NM), respectively, over the comparable periods of fiscal year 1999 while net earnings increased by $230,000 (33%) and $402,000 (529%), respectively. These positive outcomes were principally the result of improvements in gross margin rates as discussed below. The higher gross margin was partially offset by increased research and development spending during the fiscal year 2000 periods, a continuation of the development programs which were initiated during fiscal 1999.

Net sales declined $1.7 million (13%) and $144,000 (2%), respectively, during the six- and three-month periods ended October 31, 1999 as compared to the same periods of fiscal 1999. These results reflect the Company's fiscal year 1999 announcement and execution of its plan to apply internal resources toward development of additional products to fulfill expected future demand for commercial space hardware as well as next-generation terrestrial wireless communications products. As those resources were applied during fiscal 1999, sales began to trend downward. Sales in the first half of fiscal year 2000 are now rebounding from the low levels of the latter half of fiscal 1999 as demand increases for the Company's terrestrial wireless communications products. This trend is expected to continue for fiscal 2000 and beyond.

Gross margins for the six- and three-month periods ended October 31, 1999 improved significantly over the fiscal 1999 periods, increasing to 44% from 33%. The fiscal year 2000 margins on wireless communications revenues were 45% and 44%, respectively, as compared to 39% and 48%, respectively, for U.S. Government programs. During the six- and three-month periods ended October 31, 1998, gross margins on wireless communications sales were 36% and 35%, respectively, while margins on U.S. Government programs were 20%. The increase in wireless communications margins is due to significant improvements in the manufacturing processes for these products. The improvement in U.S. Government margins in the fiscal 2000 period is attributable to the conclusion of certain unprofitable contracts for which loss reserves were recorded in prior years. With the present mix of wireless communications versus U.S. Government projects and recent contract bookings, the Company expects to maintain this improved profit margin level for the remainder of fiscal 2000.

Selling and administrative costs for the six- and three-month periods ended October 31, 1999, were approximately the same as the comparable periods of fiscal year 1999. The Company anticipates that fiscal year 2000 selling and administrative expenses will be comparable to that incurred in fiscal 1999, although, as a percentage of sales, the ratio should decrease.

Research and development costs in the fiscal 2000 periods increased by $524,000 (27%) and $69,000 (6%) over the comparable six- and three-month periods ended October 31, 1998. As indicated previously, the Company continued to devote significant resources to develop a line of generic products to be used as the building blocks for the commercial satellite transponder market as well developing new products and enhancing existing products for the terrestrial wireless communications market. The Company anticipates that although research and development spending will continue at a high level for the remainder of fiscal 2000, the rate will be less than that incurred in fiscal 1999. Total research and development spending in fiscal 2000 is expected to be approximately $4 million. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense increased by $274,000 (30%) and $48,000 (13%) in the six- and three-month periods ended October 31, 1999 from the comparable fiscal 1999 periods. Investment income increased by $219,000 (20%) and $128,000 (29%), respectively, in the fiscal year 2000 periods over the comparable 1999 periods. This is the result of realized gains on the sale of certain marketable securities during the first quarter of fiscal 2000 and reduced investment in tax-free municipal bonds which carry a lower nominal interest rate. Interest expense decreased by $13,000 (7%) and $7,000 (8%), respectively, during the fiscal 2000 periods compared to the same periods ended October 31, 1998 as a result of less long-term debt. Other income (expense), net, increased by $42,000 in the six-month period

                                    11 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

ended October 31, 1999 and decreased by $87,000 in the three-month period then ended compared to the same periods of fiscal 1999. This category consists principally of certain non-recurring transactions. In fiscal 1999, this included the costs of relocating the Company's operations to new office and production space. In fiscal 2000, this category included a benefit from the recovery of certain non-operating debts.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $59 million at October 31, 1999 compared to working capital at April 30, 1999, of $60 million. Included in working capital at October 31, 1999 is $39 million of cash, cash equivalents and marketable securities, including $10 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the six months ended October 31, 1999, was $3.4 million compared to a net cash outflow of $7.2 million in the comparable fiscal 1999 period. The fiscal 1999 net outflow is the result of the $8 million litigation settlement. Excluding that payment, cash flows provided by operating activities would have been $829,000. The principle cause for the improved cash flow in fiscal 2000 is due to collections on accounts receivable coupled with operating profits during the period. The Company anticipates that it will continue to generate positive cash flow from operating activities for the balance of fiscal year 2000.

Net cash used in investing activities for the six months ended October 31, 1999, was $1.4 million. This amount was comprised purchases of certain U.S. government and agency securities aggregating $1.0 million and the acquisition of capital equipment for approximately $438,000. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $1 million on capital equipment during fiscal 2000. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the six months ended October 31, 1999, was $1.0 million compared to $1.4 million for the comparable fiscal 1999 period. Included in the fiscal 2000 amount is payment of the Company's semi-annual dividend in the aggregate amount of $766,000. An additional $349,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by payments of $99,000 received from certain employees in connection with stock option exercises and payment against notes receivable for subscribed common stock.

Backlog

At October 31, 1999, the Company's backlog amounted to approximately $17 million compared to the approximately $21 million backlog at April 30, 1999. Of this backlog, approximately 60% is realizable in the next 12 months. The current backlog is approximately 75% of the backlog at October 31, 1998, which is indicative of the changing character of the backlog. In previous years, the backlog of custom-built products could represent 12 to 18 months of production. As the Company evolves into a more product-oriented manufacturer and seller of generic wireless communication products, its cycle-time will be significantly reduced. Consequently, the backlog will be less predictive of future results.

Concurrent with the change in backlog based on booked orders and contractual agreements, the Company is partnering with its major customers to share production requirements for rolling 12-month periods. These schedules not only provide the Company with confidence that its business will continue to grow but they also enable the Company to operate its production floor in the most efficient manner.


                                    12 of 15

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Year 2000 Issue

During the first quarter of fiscal 2000, the Company completed installation of newly acquired, integrated financial and manufacturing software, the cost of which did not exceed $500,000. Final implementation and testing of the software was concluded by the end of the second quarter of fiscal 2000. The purchase of the financial software satisfactorily addresses the issue of compliance with the year 2000 problem for financial transactions and reporting purposes.

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

In the event its financial and manufacturing software fails to perform appropriately and the Company is unable to prepare appropriately dated invoices, payments or other documentation, the Company will employ alternative strategies. This will consist principally of hiring additional clerical personnel to assure that the Company's records and documentation are properly and accurately maintained until such time that the software can be upgraded. In the event one or more of its vendors suffers a "Y2K" failure, the Company will obtain its component parts from other sources. Since the majority of the important components used in the Company's products can be obtained from multiple sources, the Company does not anticipate a problem in purchasing needed parts as a result of Y2K issues. For those component parts which can be obtained from only a limited number of sources, the Company will evaluate the need to increase its on-hand inventory prior to the end of calendar 1999.


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

     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) On October 20, 1999, the Company's report on Form 8-K, containing disclosure under Item 5 thereof (change in chief executive officer and declaration of semi-annual dividend), was filed with the Securities and Exchange Commission.











                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FREQUENCY ELECTRONICS, INC.
                                                (Registrant)

Date: December 15, 1999                   BY  /s/ Joseph P. Franklin
                                              ----------------------
                                                  Joseph P. Franklin
                                             Chief Executive Officer



Date: December 15, 1999                   BY  /s/ Alan Miller
                                              ---------------
                                                  Alan Miller
                                             Chief Financial Officer
                                                  and Treasurer




































                                    15 of 15