Form 10-Q
period 2000-01-31
FREQUENCY ELECTRONICS INC
filed 2000-03-16
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended January 31, 2000

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 March 9, 2000 - 7,957,782

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                  Page No.

  Item 1 - Financial Statements:

      Consolidated Condensed Balance Sheets -
          January 31, 2000 and April 30, 1999                      3-4

      Consolidated Condensed Statements of Operations
          Nine Months Ended January 31, 2000 and 1999               5

      Consolidated Condensed Statements of Operations
          Three Months Ended January 31, 2000 and 1999              6

      Consolidated Condensed Statements of Cash Flows
          Nine Months Ended January 31, 2000 and 1999               7

      Notes to Consolidated Condensed Financial Statements         8-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations           10-13


Part II.  Other Information:

       Item 1 - Legal Proceedings                                  14

       Item 6 - Exhibits and Reports on Form 8-K                   14

       Signatures                                                  15





















                                     2 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets



                                              January 31,       April 30,
                                                 2000             1999
                                              (UNAUDITED)       (NOTE A)
                                                     (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents              $ 5,593          $   567

        Marketable securities                   35,076           38,720

        Accounts receivable, net                 9,889           12,190

        Inventories                             10,789            9,696

        Deferred income taxes                    2,956            2,336

        Prepaid and other                          967            1,182
                                               -------          -------

                  Total current assets          65,270           64,691

Property, plant and equipment, net               9,273            9,489

Deferred income taxes                              545              500

Other assets                                     3,734            3,675
                                               -------          -------

                  Total assets                 $78,822          $78,355
                                               =======          =======


















           See accompanying notes to consolidated condensed financial statements.

                                     3 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                                                     January 31,      April 30,
                                                        2000            1999
                                                     (UNAUDITED)       (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Current maturities of long-term debt         $   114          $   489
        Accounts payable - trade                         411              837
        Dividend payable                                   -              766
        Accrued liabilities and other                  3,481            2,797
                                                     -------          -------
            Total current liabilities                  4,006            4,889

Deferred compensation                                  5,248            5,165
Deposit liability and other                           11,630           11,794
                                                     -------          -------
            Total liabilities                         20,884           21,848
                                                     -------          -------
Stockholders' equity:
        Preferred stock  - $1.00 par value               -0-              -0-
        Common stock  -  $1.00 par value               9,009            9,009
        Additional paid - in capital                  37,418           36,940
        Retained earnings                             17,020           15,653
                                                      ------           ------
                                                      63,447           61,602
        Common stock reacquired and held in
         treasury - at cost, 1,285,384 shares
         at January 31, 2000 and 1,346,850
         shares at April 30, 1999                     (3,879)          (4,058)
        Unamortized ESOP debt                           (125)            (500)
        Notes receivable  - common stock                (116)            (287)
        Unearned compensation                            (26)             (47)
        Accumulated other comprehensive loss          (1,363)            (203)
                                                     -------          -------
            Total stockholders' equity                57,938           56,507
                                                     -------          -------
Total liabilities and stockholders' equity           $78,822          $78,355
                                                     =======          =======












           See accompanying notes to consolidated condensed financial statements.

                                     4 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                   2000               1999
                                            (In thousands except per share data)


Net Sales                                         $18,617           $16,255
                                                  -------           -------

Cost of sales                                      10,400            10,953
Insurance reimbursement                                 -            (4,500)
Selling and administrative expenses                 3,822             3,597
Research and development expenses                   3,625             3,640
                                                  -------           -------
        Total operating expenses                   17,847            13,690
                                                  -------           -------
             Operating profit                         770             2,565

Other income (expense):
     Investment income                              2,891             1,608
     Interest expense                                (235)             (254)
     Other income (expense), net                     (191)              (49)
                                                  -------           -------
Earnings before provision for
        income taxes                                3,235             3,870

Income tax provision
        Current                                     1,000             1,100
        Deferred                                      110               400
                                                  -------           -------
                                                    1,110             1,500
                                                  -------           -------
Net earnings                                      $ 2,125           $ 2,370
                                                  =======           =======

Net earnings per common share
        Basic                                     $  0.28           $  0.32
                                                  =======           =======
        Diluted                                   $  0.27           $  0.30
                                                  =======           =======

Average shares outstanding
        Basic                                    7,583,586         7,488,435
                                                 =========         =========
        Diluted                                  7,950,670         7,831,931
                                                 =========         =========








           See accompanying notes to consolidated condensed financial statements.

                                     5 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)


                                                   2000               1999
                                            (In thousands except per share data)


Net Sales                                        $ 7,117            $ 3,060
                                                 -------            -------
Cost of sales                                      3,973              2,172
Selling and administrative expenses                1,498              1,277
Research and development expenses                  1,135              1,674
                                                 -------            -------
        Total operating expenses                   6,606              5,123
                                                 -------            -------
             Operating profit (loss)                 511             (2,063)

Other income (expense)
     Investment income                             1,581                517
     Interest expense                                (74)               (80)
     Other income (expense), net                    (215)               (31)
                                                 -------            -------
Earnings (loss) before provision (benefit)
        for income taxes                           1,803             (1,657)

Income tax provision (benefit)
        Current                                      800               (300)
        Deferred                                    (200)                 -
                                                 -------            -------
                                                     600               (300)
                                                 -------            -------
Net earnings (loss)                              $ 1,203           ($ 1,357)
                                                 =======            =======

Net earnings (loss) per common share
        Basic                                     $ 0.16            ($ 0.18)
                                                  ======             ======
        Diluted                                   $ 0.15            ($ 0.18)
                                                  ======             ======
Average shares outstanding
        Basic                                   7,543,659          7,502,916
                                                =========          =========
        Diluted                                 7,945,919          7,502,916
                                                =========          =========









           See accompanying notes to consolidated condensed financial statements.

                                     6 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                         2000          1999
                                                         ----          ----
                                                           (In thousands)

Cash flows from operating activities:
  Net earnings                                        $ 2,125        $ 2,370
  Gain on sale of marketable securities                (1,273)             -
  Non-cash charges to earnings                          2,192          2,086
  Litigation settlement - reserve (payment)               200         (8,000)
  Net changes in other assets and liabilities             639          1,691
                                                      -------        -------
Net cash provided by (used in) operating activities     3,883         (1,853)

Cash flows from investing activities:
  Proceeds from sale of marketable securities           6,717              -
  Purchase of marketable securities                    (3,303)        (2,853)
  Other - net                                            (592)          (946)
                                                      -------        -------
Net cash provided by (used in) investing activities     2,822         (3,799)

Cash flows from financing activities:
  Payment of cash dividend                             (1,532)        (1,539)
  Principal payments of long-term debt
     and deposit liability                               (529)          (486)
  Purchase of treasury stock                                -           (349)
  Payments from employees for exercise
     of stock options or notes receivable                 382             72
                                                      -------        -------
Net cash used in financing activities                  (1,679)        (2,302)
                                                      -------        -------
         Net increase (decrease) in cash                5,026         (7,954)

         Cash at beginning of period                      567          8,725
                                                      -------        -------
         Cash at end of period                        $ 5,593        $   771
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

                                     7 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the Company's consolidated financial position, results of operations and cash flows for each of the periods presented. The April 30, 1999 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                                 Periods ended January 31,
                                            Nine months          Three months
                                            -----------          ------------
                                         2000       1999       2000       1999
                                         ----       ----       ----       ----
      Basic EPS Shares outstanding
        (weighted average)            7,583,586  7,488,435  7,543,659  7,502,916
      Effect of Dilutive Securities     367,084    343,496    402,260         **
                                      ---------  ---------  ---------  ---------
      Diluted EPS Shares outstanding  7,950,670  7,831,931  7,945,919  7,502,916
                                      =========  =========  =========  =========

       **Dilutive  securities  are  excluded  for the three month  period  ended
         January  31,  1999  since  the   inclusion  of  such  shares  would  be
         antidilutive due to the net loss for the quarter then ended.

     Options to purchase 258,375 shares of common stock that were outstanding during both the nine and three months ended January 31, 2000, and 265,000 shares for the comparable periods in fiscal 1999 were not included in the computation of diluted earnings per share since the inclusion of such options would have been antidilutive.

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

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2000 and April 30, 1999 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,817,000 and $6,657,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

                                     8 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE E - INVENTORIES

     Inventories, which are reported net of reserves of $1,054,000 at January 31, 2000 and April 30, 1999, respectively, consist of the following:

                                            January 31, 2000     April 30, 1999
                                                        (In thousands)
         Raw materials and Component parts      $ 3,531             $ 3,028
         Work in progress                         7,258               6,668
                                                -------             -------
                                                $10,789             $ 9,696
                                                =======             =======

NOTE F - SEGMENT INFORMATION

     The Company operates under two reportable segments:
       1. Commercial wireless communications - consists principally of time and frequency control products used in two principal markets-
             commercial   communication   satellites  and  terrestrial  cellular
             telephone or other ground-based telecommunication stations.
       2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
     The  table  below  presents   information   about  reported  segments  with
     reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                               Nine months ended January 31,
                                                   2000              1999
                                                   ----              ----
     Net sales:
         Wireless Communications                 $15,837            $13,274
         U.S. Government                           2,780              2,981
                                                 -------            -------
            Consolidated Sales                   $18,617            $16,255
                                                 =======            =======
     Operating profit (loss):
         Wireless Communications                 $   657            $(1,558)
         U.S. Government                             689               (146)
         Corporate                                  (576)             4,269
                                                 -------            -------
            Consolidated Operating Profit        $   770            $ 2,565
                                                 =======            =======

                                            January 31, 2000    April 30, 1999
                                            ----------------    --------------
     Identifiable assets:
         Wireless Communications                 $16,271            $16,968
         U.S. Government                           4,406              4,918
         Corporate                                58,145             56,469
                                                 -------            -------
            Consolidated Identifiable Assets     $78,822            $78,355
                                                 =======            =======

NOTE G - COMPREHENSIVE INCOME

     During the nine-month periods ended January 31, 2000 and 1999, comprehensive income was $965,000 and $2,054,000, respectively. For the third quarter of fiscal years 2000 and 1999, comprehensive income (loss) was $1,551,000 and ($1,198,000), respectively.

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


Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective nine- and three-month periods of fiscal years 2000 and 1999:

                                             Nine months         Three months
                                                  Periods ended January 31,
                                           2000      1999       2000      1999
                                           ----      ----       ----      ----
  Net Sales
     Wireless Communications               85.1%     81.7%      83.9%     70.9%
     US Government                         14.9      18.3       16.1      29.1
                                          -----     -----      -----     -----
                                          100.0     100.0      100.0     100.0

  Cost of Sales                            55.9      67.4       55.8      71.0
  Insurance reimbursement                   -       (27.7)       -          -
  Selling and administrative expenses      20.5      22.1       21.1      41.7
  Research and development expenses        19.5      22.4       15.9      54.7
                                          -----     -----      -----     -----
     Operating profit (loss)                4.1      15.8        7.2     (67.4)

  Other income (expense)- net              13.2       8.0       18.1      13.3
                                          -----     -----      -----     -----
  Pretax Income (loss)                     17.3      23.8       25.3     (54.1)
  Provision (benefit) for income taxes      5.9       9.2        8.4      (9.8)
                                          -----     -----      -----     ------
     Net earnings (loss)                   11.4%     14.6%      16.9%    (44.3%)
                                          =====     =====      =====     =====


     On November 17, 1998, the Company received $4.5 million representing reimbursement of prior year litigation costs under the Company's Directors' and Officers' liability insurance policies. (See Part II, ITEM 1 - Legal Proceedings) This amount was reported as a reduction of operating expenses for the nine-month period ended January 31, 1999. Excluding this one-time item, for the nine- and three-month periods ended January 31, 2000, operating profits increased by $2.7 million and $2.6 million, respectively, over the operating

                                    10 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

losses incurred in the comparable periods of fiscal year 1999. Net earnings increased by $2.63 million in each of the fiscal 2000 periods over the net losses of fiscal 1999. These positive outcomes were principally the result of significant increases in net sales, improved gross margin rates and lower research and development spending during the fiscal year 2000 periods.

Net sales increased by $2.4 million (15%) and $4.1 million (133%), respectively, during the nine- and three-month periods ended January 31, 2000 as compared to the same periods of fiscal 1999. These results reflect increased demand for the Company's terrestrial wireless communications products. Moreover, sales in the third quarter of fiscal 1999 were disproportionately low because, as announced previously, the Company fully implemented its plan to apply internal resources toward development of additional products to fulfill expected future demand for commercial space hardware as well as next-generation terrestrial wireless communications products. As those resources were applied during fiscal 1999, sales began to trend downward. Sales in fiscal year 2000 are now rebounding from the low levels of the latter half of fiscal 1999. This trend is expected to continue into fiscal 2001 and beyond.

Fiscal 2000 gross margins improved significantly over fiscal 1999, increasing to 44% in each of the fiscal 2000 periods compared to 33% and 29% for the nine- and three-month periods ended January 31, 1999, respectively. The table below reflects gross margins for the Company's business segments during the indicated fiscal periods:
                                            Gross Margins for
                                   Nine months             Three months
                                         Periods ended January 31,
                                2000       1999          2000       1999
                                ----       ----          ----       ----
    Wireless Communications      45%        35%           44%        32%
    US Government                41         21            44         20

The increase in wireless communications margins is due to significant improvements in the manufacturing processes for these products. The improvement in U.S. Government margins in the fiscal 2000 periods is attributable to the conclusion of certain unprofitable contracts for which loss reserves were recorded in prior years. With the present mix of wireless communications versus U.S. Government projects and recent contract bookings, the Company expects to maintain this improved profit margin level into fiscal 2001 and beyond.

During the third quarter of fiscal 2000, the Company recorded $280,000 in reserves and related expenses in connection with certain litigation matters. (See Part II, ITEM 1 - Legal Proceedings) Excluding these expenses, selling and administrative costs decreased by $55,000 (2%) and $59,000 (5%) for the nine- and three-month periods ended January 31, 2000, over the same periods of fiscal 1999. The Company anticipates that fiscal year 2000 selling and administrative expenses, excluding litigation-related matters, will be comparable to that incurred in fiscal 1999 although, as a percentage of sales, the ratio should decrease.

Research and development costs for the nine-months ended January 31, 2000 were comparable to fiscal 1999 spending. For the three-months then ended, spending decreased by $539,000 (32%) from the comparable three-month period ended January 31, 1999 reflecting completion of some of the development efforts which were initiated in fiscal 1999. The Company continues to devote significant resources to develop third generation (3G) products to meet the emerging synchronization requirements of the wireless communications industry. The Company is targeting future research and development spending at approximately 10% of sales. Internally generated cash and cash reserves will be adequate to fund this development effort.




                                    11 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

During the fiscal third quarter ended January 31, 2000, the Company recorded a gain on the sale of the common stock of Datum Inc. These shares were acquired in connection with the Company's November 1999 proposal to acquire or merge with Datum. After the decision by Datum's board of directors to reject this offer and its insertion of certain "poison pill" provisions in Datum's by-laws, the Company decided to withdraw its merger offer and, subsequently, sold its Datum shares. After deducting certain professional fees incurred in connection with the proposed merger with Datum, the net gain realized in the third quarter of fiscal 2000 was $947,000. Excluding the Datum-related transactions, net nonoperating income and expense increased by $213,000 (16%) in the nine-month period ended January 31, 2000 and decreased by $61,000 (15%) in the three-month period then ended from the comparable fiscal 1999 periods. The Company will also realize investment gains in the fourth quarter of fiscal 2000 resulting from sales of additional Datum shares which were executed subsequent to the end of the third quarter.

Investment income for the nine- and three-month periods ended January 31, 2000, include total realized gains on marketable securities of $1.3 million and $1.1 million, respectively. Excluding these gains, investment income in the fiscal 2000 periods is comparable to that realized during fiscal 1999.

Interest expense decreased by $19,000 (7%) and $6,000 (8%), respectively, during the fiscal 2000 periods compared to the same periods ended January 31, 1999 as a result of lower long-term debt.

Other income (expense), net, includes certain professional fees incurred in connection with the acquisition and subsequent sale of Datum shares as indicated above. Also during the third quarter of fiscal 2000, the Company paid an additional $90,000 in settlement of prior year property taxes related to its former real estate holdings. Excluding these fees and charges, other income (expense) for the nine- and three-month periods ended January 31, 2000 are comparable to the fiscal 1999 periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $61 million at January 31, 2000 compared to working capital at April 30, 1999, of $60 million. Included in working capital at January 31, 2000 is $41 million of cash, cash equivalents and marketable securities, including $10 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the nine months ended January 31, 2000, was $3.9 million compared to a net cash outflow of $1.9 million in the comparable fiscal 1999 period. The improved fiscal 2000 cash flow is due to the significant increases in sales and gross margin coupled with collections on accounts receivable which were partially offset by increases in inventory. The fiscal 1999 net outflow is the result of the $8 million litigation settlement, offset by receipt of $4.5 million from insurance reimbursement of litigation costs. Without those items, cash flows from operating activities would have been $1.6 million. The Company anticipates that it will continue to generate positive cash flow from operating activities for the balance of fiscal year 2000 and in fiscal 2001.

Net cash provided by investing activities for the nine months ended January 31, 2000, was $2.8 million. Included in this amount is $1.3 million resulting from the acquisition and subsequent sale of shares of Datum Inc. Other sales and investments in marketable securities, principally U.S. government and agency securities, generated cash of $2.1 million. Offsetting the cash derived from marketable securities, the Company also acquired capital equipment for approximately $592,000. The Company may continue to acquire or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend less than $1 million on capital equipment during fiscal 2000. Internally generated cash will be adequate to acquire this capital equipment.

                                    12 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

Net cash used in financing activities for the nine months ended January 31, 2000, was $1.7 million. Included in this amount is payment of the Company's semiannual dividends in the aggregate amount of $1.53 million and $529,000 used to make regularly scheduled long-term liability payments. These outflows were partially offset by $382,000 received in connection with transactions related to the Company's common stock and involving certain officers and other employees who exercised stock option rights.

Backlog

At January 31, 2000, the Company's backlog amounted to approximately $26 million compared to the approximately $21 million backlog at April 30, 1999. Of this backlog, approximately 65% is realizable in the next 12 months. In addition to the backlog, which is based on booked orders and contractual agreements, the Company is partnering with its major customers to share production requirements for rolling 12-month periods. These requirement schedules not only provide the Company with confidence that its business will continue to grow but they also enable the Company to operate its production floor in the most efficient manner.

Year 2000 Issue

During the first quarter of fiscal 2000, the Company completed installation of newly acquired, integrated financial and manufacturing software, the cost of which did not exceed $500,000. Final implementation and testing of the software was concluded by the end of the second quarter of fiscal 2000. The purchase of the financial software satisfactorily addressed the issue of compliance with the year 2000 problem for financial transactions and reporting purposes. During fiscal 1999, the Company acquired new desktop computers of sufficient size and speed to operate the new financial software. The cost of these computers, included in capital equipment, was approximately $220,000. The Company also determined that operational, nonfinancial software and hardware was required to resolve the year 2000 issue in certain production and support areas, the cost of which did not exceed $50,000.

The Company's products do not contain imbedded microchips or other components which are date sensitive. The same is generally true of the products which are acquired from third-party vendors. Consequently, the Company's products are compliant with the year 2000.

The Company has not experienced any transactional or operational problems due to "Y2K" issues during the month of January 2000 or in any subsequent periods.



"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements contained in this release which are forward-looking statements and not based on historical facts, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein. Such risks include changes in contractual agreements, inability to execute operational strategies or other risks as more fully described in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission.








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

     ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended January 31, 2000.












                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)

Date:  March 16, 2000               BY  /s/ Joseph P. Franklin
                                        -----------------------------
                                         Joseph P. Franklin
                                         Chairman of the Board of Directors


Date: March 16, 2000                BY  /s/ Alan Miller
                                        ------------------------
                                         Alan Miller
                                         Chief Financial Officer
                                         and Treasurer






































                                    15 of 15