Form 10-K405
period 2000-04-30
FREQUENCY ELECTRONICS INC
filed 2000-07-28
CIK 39020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended April 30, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  516-794-4500
               Registrant's telephone number,including area code:

Securities registered pursuant to Section 12 (b) of the Act:
Securities registered pursuant to Section 12 (g) of the Act: None

   COMMON STOCK (PAR VALUE $1.00 PER SHARE)        AMERICAN STOCK EXCHANGE, INC.
   ----------------------------------------       -----------------------------
            Title of each class                      Name of each exchange on
                                                          which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 21, 2000 - $181,000,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 21, 2000 - 8,046,066

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 19, 2000.

                           (Cover page 1 of 59 pages)
                            Exhibit Index at Page 52

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

     The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 7,992,707 shares were outstanding at April 30, 2000, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

     The Company is a high-tech provider of precision time and frequency products used to synchronize voice, data and video transmissions in satellite and terrestrial commercial communications. The Company has segmented its operations into two principal industries: products for commercial communications which are based either on the ground or in space and products used by the United States Government for defense or space applications. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

     At its inception, the Company was involved principally in military defense contracting by way of the design, development, manufacture, and marketing of precision time and frequency control products. Its products are used in guidance and navigation, communications, surveillance and electronic counter-measure and timing systems. Such products are used on many of the United States' most sophisticated military aircraft, satellites, and missiles. The Company's business was highly dependent upon the defense and space spending policies of the U.S. Government. In recent years, changing defense priorities and severe federal government budget pressures have significantly changed the market environment for defense related products.

     The Company has focused its internal research and development on re-engineering its core technologies for the commercial markets. The Company believes a substantial commercial market exists for its legacy technologies and has developed several new commercial product lines as discussed later in this
Item 1.

REPORTABLE SEGMENTS

     The Company designs, develops, manufactures and markets precision time and frequency control products for two principal markets: (1) commercial communications applications, either space- or ground-based and (2) the traditional heritage government and military markets.

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

     During fiscal 2000, 1999 and 1998 approximately 85%, 77%, and 82%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. For the years ended April 30, 2000, 1999 and 1998, approximately 15%, 23%, and 18%, respectively, of the Company's sales were for U.S. Government end-use. Sales summaries for the Commercial Communications and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data). Segment information regarding revenues, operating profits, depreciation and assets is more fully disclosed in Note 13 to the accompanying financial statements.

COMMERCIAL COMMUNICATIONS SEGMENT:

     The Company has transformed itself from a defense contract manufacturer into a high-tech provider of time and frequency products used to synchronize voice, data and video transmissions in satellites and digital commercial communications. The Company has focused its internal research and development on re-engineering its core technologies for the commercial markets. As a result, the Company has experienced accelerating growth in commercial communications revenues and anticipates continued substantial sales growth in these areas.

     TERRESTRIAL

     The telecommunications industry is rapidly expanding as a result of the conversion from analog to digital systems, the expansion of cellular and PCS networks including the introduction of data and video transmissions and Internet access through cellular phones and other handheld devices. Wireless communication services have become an integral part of the telecommunications market.

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

     Currently three leading digital technologies are utilized: Time Division Multiple Access, Code Division Multiple Access and Global System for Mobile Communications. These transmission protocols are segmented and transmitted over a wider spectrum of bandwidths than available under analog systems. Wide-band digital systems such as wideband-CDMA, have a need for more accurate synchronization which is accomplished through use of precise timing devices located throughout the system. The Company manufactures a Rubidium Atomic Standard, an extremely small, low cost, low phase noise, stable atomic standard and temperature stable quartz crystal oscillators ideally suited for use in advanced wireless and wireline telecommunications, including fiber optics.

     SPACE-BASED

     The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has led to the increased need and ability to transmit information to earth based receivers. This requires precise timing and frequency control at the satellite. For example, the Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. The Company's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand-alone products for space applications. The Company's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Commercial satellite programs such as Globalstar, Eutelsat, Inmarsat and Worldstar have utilized the Company's space-qualified products. New products based on the Company's heritage military designs are being introduced to take advantage of this emerging market. These new products include local frequency generators, up and down converters, low noise amplifiers and complete satellite transponders.

U.S. GOVERNMENT SEGMENT:

     The Company's sales in the U.S. Government segment are made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

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

     PRODUCTS

     The Company's products are manufactured from raw material which, when combined with conventional electronic components available from multiple sources, become finished products, subsystems and systems used for commercial wireless and wireline communications, satellite applications, space exploration, position location, radar, sonar and electronic counter-measures. These products, subsystems and systems are employed in ground-based earth stations, fixed, transportable, portable and mobile communications installations, domestic and international satellites, as well as aircraft, ships, submarines and missiles. The Company's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement and delivery schedule.

     COMPONENTS - The Company's key technologies include quartz, rubidium and cesium from which it manufactures precision time and frequency standards and higher level assemblies which allow the users to generate, synchronize, transmit, and receive signals in order to locate their position, secure a communications system, or guide a missile. The components class of the Company's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and high-reliability thick and thin film hybrid assemblies for space and other applications.

     Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including ultrastable units for satellite systems, and fast warm-up, low power consumption units for mobile applications, including wideband-CDMA voice and data communications.

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

     High reliability, MIL-M-38510 Class S and B, hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Company's products and also supplied directly to customers, for space and other high reliability systems.

     Efficient and reliable DC-DC power converters are manufactured for the Company's own instruments and as stand alone products, for space applications.

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

     The optically pumped atomic rubidium frequency standard is a solid-state instrument which provides both timing and low phase noise frequency references used in commercial communications systems. Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronics package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.

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

     SYSTEMS - Essentially, the Company's systems portion of its business is achieved by manufacturing and integrating selections of its products into subsystems and systems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies and experience in applying them to a wide range of systems. The Company's systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.

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

     BACKLOG

     As of April 30, 2000, the Company's consolidated backlog amounted to approximately $24 million (see Item 7) and includes orders for the commercial communications segment of approximately $23 million. Approximately 67% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2001. The backlog, which includes firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

     CUSTOMERS AND SUPPLIERS

     The Company markets its products both directly and through 27 independent sales representative organizations located principally in the United States. Sales to non-U.S. customers totaled approximately 12%, 20% and 18% of net sales in fiscal years 2000, 1999 and 1998, respectively.

     The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2000, 1999 and 1998, approximately 15%, 23% and 18%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

     The Company's consolidated sales for each of the years ended April 30, 2000, 1999 and 1998 included sales to Motorola Corp. ("Motorola") of approximately $14.0 million, $6.5 million and $6.9 million, respectively. These amounts represent 53%, 34% and 22%, respectively, of consolidated sales for each of those years. For the year ended April 30, 1998, sales to Space Systems Loral ("SSL") were $8.9 million or 28% of the Company's consolidated sales. During the three years ended April 30, 2000, sales to Motorola and SSL were made by the Company's commercial communications segment, accounting for 62% in fiscal 2000, 45% in fiscal 1999 and 60% in fiscal 1998 of that segments total sales. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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

RESEARCH AND DEVELOPMENT

     The Company's technological expertise continues to be an important factor in its recent growth. Until a few years ago, virtually all research and development activities had taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Company was successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, was of a proprietary nature.

     In the last two years, the Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products; conducting research to develop new time and frequency technologies; improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.

     The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite and terrestrial commercial communications systems which it anticipates will result in future growth and increased profits. During fiscal 2000, 1999 and 1998, the Company expended $5.4 million, $5.8 million and $1.4 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations.) For fiscal year 2001, the Company is targeting to spend approximately 10% of revenues on research and development of third generation (3G) cellular telephony products, completion of high-precision crystal oscillators for the telecommunications marketplace as well as other emerging wireless and wireline communications technologies.

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

EMPLOYEES

     The Company employs 248 persons, none of whom are represented by labor unions.

OTHER ASPECTS

     The Company's business is not seasonal and no unusual working capital requirements exist.

ITEM 2. PROPERTIES

     The Company occupies 93,000 square feet of a manufacturing and office facility located in Mitchel Field, Long Island, New York. This facility is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease with the County of Nassau, to Reckson Associates Realty Corp. ("Reckson"), and leased back the space that it presently occupies.

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

     The sale of its building to Reckson, a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to the Company based upon the price per share of the REIT on the date of conversion of REIT units. Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. (See
Note 6 to the accompanying financial statements.)

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

     Muller moved to dismiss the counterclaims in the answer and the third party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and at the time the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. By order dated August 29, 1996, the Court stated that on January 5, 1996, the Government had agreed to unseal the case file and that the balance of the relief requested was denied or otherwise dealt with as reflected on the record at the oral argument on January 5, 1996. On April 11, 1997, in open Court and on the record, the Court ordered that the Muller Qui Tam Action was stayed pending resolution of the Criminal Cases. (For a description of the Litigations including the Criminal Cases, Indictment, Superceding Indictment, related matters and the Settlement Agreement concluding a Global Disposition with the Government, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.) Since the disposition of the Criminal Cases, litigation has resumed. To date, the parties have engaged in limited discovery since the Government has determined that all classified and unclassified documents relating to this action are deemed classified documents subject to Department of Defense security regulations. As a result, extraordinary procedures have been put in place for purposes of conducting discovery. On January 21, 2000, the Court stayed further proceedings pending a decision of the Supreme Court of the United States in a case where certain legal issues were raised that could have been dispositive of certain legal issues in the Muller Qui Tam Action. That case was recently decided and on July 21, 2000, the Court determined that this litigation will resume.

     No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, or the third-party action.

     On December 1, 1993, FEI was served with a complaint in an action entitled, "In the Court of Chancery of the State of Delaware In and For New Castle County, Diane Solash Derivatively, on behalf of Frequency Electronics, Inc., a Delaware corporation, Plaintiff, vs. Martin B. Bloch, Peter O. Clark, Joseph P. Franklin, Joel Girsky, Abraham Lazar, John C. Ho, E. John Rosenwald, Jr., individuals, Defendants and Frequency Electronics, Inc., a Delaware Corporation, Nominal Defendant", Civil Action No. 13266 ("Solash Action"). At the time this action was instituted, all of the individual defendants named in the complaint were directors of FEI, Martin B. Bloch was president and chairman of the board of directors and Abraham Lazar was a vice-president. Joseph P. Franklin is presently chairman of the board of directors, Lazar has retired and is no longer a vice president. On January 24, 1994, plaintiff served an amended complaint adding as named defendants Harry Newman, FEI's then secretary/treasurer and Marvin Norworth, then FEI's contracts manager who has since retired. This is a derivative action which is permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. FEI is named as a nominal defendant. In the Solash Action, the complaint alleges that the members of FEI's board of directors may not reasonably be expected to authorize an action against themselves.

     The substance of the amended complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations. For a description of the Litigations including the Criminal Cases, Indictment, Superceding Indictment, related matters and the Settlement Agreement concluding a Global Disposition with the Government, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The amended complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the amended complaint, together with interest, costs, legal and other experts' fees.

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

     The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations. For a description of the Litigations including the Criminal Cases, Indictment, Superceding Indictment, related matters and the Settlement Agreement concluding a Global Disposition with the Government, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a consequence, the matters alleged in the Indictment occurred; that the individual defendants were grossly negligent and as a consequence the matters alleged in the

Indictment occurred; that the individual defendants voluntarily participated in such wrongdoing and attempted to conceal it; and that the individual defendants intentionally and negligently breached their fiduciary duty to FEI and its shareholders. The complaint seeks judgment against these defendants in favor of FEI in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest, costs, legal and other experts' fees.

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

     The substance of the complaint contains allegations, in general, as follows: the Indictment was issued naming FEI, its directors at the time and certain of its officers and employees as defendants and, generally alleged, that they defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials (The Indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a Superseding Indictment of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project and the Superseding Indictment was otherwise dismissed with prejudice as to all defendants. The Indictment and Superseding Indictment generally contained similar allegations. For a description of the Litigations including the Criminal Cases, Indictment, Superceding Indictment, related matters and the Settlement Agreement concluding a Global Disposition with the Government, reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission.); the misconduct of FEI's personnel as alleged in the Indictment is such that FEI is exposed to material and substantial monetary judgments and penalties as well as the loss of significant Government business; such misconduct is likely to continue; the individual defendants were under a fiduciary obligation to FEI and its shareholders to supervise, manage, and control with due care and diligence the business operations of FEI and the business conduct of its personnel; that they failed to do so and as a direct consequence, the matters alleged in the Indictment occurred; and that the individual defendants breached their fiduciary duty. The complaint seeks judgment against the individual defendants in the amount of all losses and damages suffered by FEI and indemnification, on account of the matters alleged in the complaint, together with interest, costs, legal, and other experts' fees.

     Pursuant to the order of the Court, the Solash Action and the Katz Delaware Action have been consolidated under consolidated Civil Action No. 13266, with the caption "In Re Frequency Electronics Derivative Litigation" ("Derivative Litigation").

     In the Derivative Litigation, FEI and all of the individual defendants have moved to dismiss the consolidated complaint and to stay the Derivative Litigation pending a disposition of the Indictment and the Superseding Indictment ("Motion(s)"). To date, the Motions have not been heard by the Court. However, as a result of the Motions, pursuant to a Stipulation and Order of the Court dated May 17, 1995, and a Stipulation and Order of the Court dated June 14, 1995, the Derivative Litigation has been dismissed as to Newman and Norworth and was otherwise stayed pending a disposition of the Indictment, Superseding Indictment and related investigations until the further order of the Court. The Indictment, Superseding Indictment and the related investigations have been disposed of by reason of the Global Disposition. Since the disposition of the Criminal Cases, the litigation has resumed, the plaintiff in the Derivative Litigation has served an amended complaint. FEI is attempting to settle the Derivative Litigation, which settlement would be subject to execution of a final settlement agreement by counsel for all parties, notice to shareholders and Court approval. Management believes that such settlement, if finalized, would not have a material adverse affect on the Company's financial position or results of operations. In the event a settlement cannot be reached, no opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.

     FEI has filed claims with its insurance carriers as follows: (1) National Union Fire Insurance Company of Pittsburgh, PA ("National") and (2) the Home Insurance Company ("Home"). The claims filed pertain to potential coverages for directors and officers relating to the Muller Qui Tam Action, the Solash Action, the Katz Action, the Katz Delaware Action, the Derivative Litigation, the AMRAAM Investigation and the Geldart Qui Tam Action (the last two matters were included in the Settlement Agreement and Global Disposition; refer to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission).

     On November 17, 1998, FEI settled its claim with Associated International Insurance Company and FEI received payment from Associated in the amount of $4.5 million. The remaining carriers with respect to certain of these matters have made certain disclaimers of coverage. No opinion can be offered as to coverage or the extent of coverage under any of the foregoing policies. FEI believes any recovery under these policies will require litigation. On March 14, 2000, FEI commenced an action in the Supreme court of the State of New York, Nassau County, entitled "Frequency Electronics, Inc. Plaintiff, against National Union Fire Insurance of Pittsburgh, PA, Defendants," index number 004075/00 ("National Action"). The National Action sets forth causes of action for a declaratory judgment and breach of contract relating to certain directors and officers liability insurance policies in connection with the Muller Qui Tam Action, the AMRAAM Grand Jury Investigation, the Geldart Qui Tam Action, the Solash Action, the Katz Action, the Katz Delaware Action and the Derivative Litigation. After the complaint was served, the defendant made a motion to dismiss, which was returnable and submitted to the Court on June 28, 2000. No opinion can be offered as to the outcome of the National Action. The Home policy is excess insurance coverage above the National policy during certain periods. Home's liability will not be triggered until National pays the full amount of its policy for a period to which the Home coverage is applicable.

     Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $274,000, $221,000 and $741,000 for fiscal years 2000, 1999 and 1998, respectively.

GOVERNMENT CONTRACT SUSPENSION AND DEBARMENT

     By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The debarment was based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. Such debarment was terminated on December 12, 1998 and, as a consequence, FEI may engage in projects related to U.S. Government military and space related efforts if it chooses to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

                  FISCAL QUARTER                       HIGH SALE                   LOW SALE
                  --------------                       ---------                   --------
                  2000 -
                         FIRST QUARTER                 $10  7/8                    $ 7  1/2
                         SECOND QUARTER                 13                           8  5/8
                         THIRD QUARTER                  11 15/16                     8  1/8
                         FOURTH QUARTER                 30  1/4                     10  5/8
                  1999 -
                         FIRST QUARTER                 $19  3/8                    $10
                         SECOND QUARTER                 11                           5  9/16
                         THIRD QUARTER                  11  3/4                      6  7/8
                         FOURTH QUARTER                  9  1/8                      6  3/16

     As of July 21, 2000, the approximate number of holders of record of common stock was 762.

DIVIDEND POLICY

     On March 24, 1997, the Company announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2000. The information has been derived from the audited financial statements of the Company for the respective periods.

                                                                          Years Ended April 30,
                                              2000             1999              1998             1997             1996
                                              ----             ----              ----             ----             ----
                                                                    (in thousands, except share data)
Net Sales
    Commercial Communications               $  22,554         $  14,547         $  26,364          $  19,612         $  11,220
    U.S. Government                             3,981             4,411             5,633              8,317            13,872
                                            ---------         ---------         ---------          ---------         ---------
Total Net Sales                             $  26,535         $  18,958         $  31,997          $  27,929         $  25,092
                                            =========         =========         =========          =========         =========
Operating Profit (Loss)                     $   1,008         $    (701)(1)     $  (9,105)(2)      $   2,675         $   1,047
                                            =========         =========         =========          =========         =========
Net Earnings                                $   3,144         $   1,173         $      64(3)       $   4,863         $   2,822
                                            =========         =========         =========          =========         =========

Average Common Shares Outstanding (4)

                  Basic                     7,673,497         7,502,260         7,368,472          6,967,109         6,939,872

                  Diluted                   8,043,727         7,820,742         7,787,140          7,319,250         6,995,133

Earnings (Loss) per Common Share (4)

                  Basic                     $    0.41         $    0.16         $    0.01          $    0.70         $    0.41
                                            =========         =========         =========          =========         =========
                  Diluted                   $    0.39         $    0.15         $    0.01          $    0.66         $    0.40
                                            =========         =========         =========          =========         =========


Total Assets                                $  80,847         $  78,355         $  88,780          $  74,866         $  68,770
                                            =========         =========         =========          =========         =========
Long-Term Obligations
      and Deferred Items                    $  16,849         $  16,959         $  18,841          $   5,460         $  14,877
                                            =========         =========         =========          =========         =========
Cash dividend declared
    per common share (4)                    $    0.20         $    0.20         $    0.20          $    0.10                 -
                                            =========         =========         =========          =========         =========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                                   2000                   1999              1998
                                                                   ----                   ----              ----
Net Sales
    Commercial Communications                                        85.0%                 76.7%               82.4%
    U.S. Government                                                  15.0                  23.3                17.6
                                                                   ------                ------              ------
                                                                    100.0                 100.0               100.0
Cost of Sales                                                        56.1                  68.5                80.9
Selling and administrative expenses                                  19.9                  28.4                18.1
Insurance reimbursement                                               -                   (23.7)                -
Litigation settlement                                                 -                     -                  25.0
Research and development expenses                                    20.2                  30.5                 4.5
                                                                    -----                 -----              ------
    Operating profit (loss)                                           3.8                  (3.7)              (28.5)
Other income (expense)                                               12.9                  12.0                24.3
Provision (benefit) for income taxes                                  4.8                   2.1                (4.4)
                                                                   ------                 -----              -------
    Net Earnings                                                     11.9%                  6.2%                0.2%
                                                                    =====                 =====               =====

     FISCAL 2000 PERFORMANCE

     The fiscal year 2000 results of operations reflect a refocused Frequency Electronics. After the year of significant investment and other special events in fiscal 1999, as detailed below, the Company was able to build an expanded base for its evolving communications products. Sales of the Company's rubidium atomic standard continued to grow at nearly a 100% rate as it realized the benefits of the first full year of the two-year pricing agreement with Motorola. In addition, the Company was successful in selling this and related communications products to other original equipment manufacturers (OEMs). The Company is becoming a product-oriented entity versus the historical contract-based business. The Company continues to devote significant resources to research and development in order to remain at the leading edge of the continually evolving communications marketplace.

     SIGNIFICANT FISCAL 1999 & 1998 EVENTS

     As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 1999 and 1998 results of operations were materially impacted by several specific events as well as a strategic management decision. In fiscal 1999, the Company recovered $4.5 million from an insurance company related to legal expenses incurred in defense of the Company's litigation with the U.S. Government. (Item 3. Legal Proceedings and Note 9 to the financial statements.) In addition, the Company recognized an opportunity to provide generic satellite transponder components for the anticipated growth in the space-based wireless communications industry. Accordingly, during fiscal 1999, the Company committed significant resources to developing a line of generic satellite transponder products to meet the expected demand while it also continued development of generic terrestrial commercial communications products. The Company spent an aggregate of $5.8 million on research and development efforts during fiscal year 1999 as compared to approximately $1.4 million in each of the preceding two years.

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

     In January 1998, in two transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust, and leased back a portion of the building which it occupies. (Item 2. Properties and Note 6 to the financial statements.) In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America, receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses. A portion of the proceeds were used to repay the $9 million loan obtained to finance the original construction of this building. In the other sale, the Company effected a tax-deferred exchange of the building which it occupies for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. The Company leased back approximately 43% of this building from Reckson and incurred approximately $500,000 of relocation expenses related to this leaseback during fiscal 1998. Under the accounting provisions for sale and leaseback transactions, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the lease with the balance recognized in income upon sale or conversion of the REIT units into shares of Reckson Associates Realty Corp., a publicly-traded company. Preceeding the sale of its building, the Company prepaid the balance of its Nassau County Industrial Development Bonds in the amount of $820,000, including accrued interest.

     During fiscal 1998, the Company determined that a writeoff or reserve of $4.8 million of certain work-in-progress and component parts inventory related to U.S. Government programs was appropriate. These inventory adjustments result from the Company's transformation to a commercial communications equipment manufacturer as well as its expectation for reduced procurement volumes by the U.S. Government due to both smaller Defense Department budgets and the Government's migration to alternate technologies.

     As of the end of fiscal 1998, the Company had utilized most of its tax net operating loss carryforward. In addition, with the settlement of the U.S. Government litigation, the uncertainty regarding realizability of the Company's net deferred income tax asset was removed, thus eliminating the need for a valuation allowance on such amount. Accordingly, during fiscal 1998, the Company recorded a deferred tax benefit of $2.6 million (net).

     Without these significant events, the Company's fiscal 1999 and 1998 operating profit, pre-tax earnings and net earnings would be materially different from that reported in the financial statements as illustrated below:

                                                                   2000               1999                1998
                                                                   ----               ----                ----
      Operating profit (loss)- as reported                      $ 1,008           $   (701)            $(9,105)
          Less:
              Insurance reimbursement                                 -             (4,500)                  -
          Add back:
              Litigation settlement and expenses                      -                  -               8,150
              Inventory writedowns and reserves                       -                  -               4,764
                                                                -------            -------             -------
      Adjusted operating profit (loss)                            1,008             (5,201)              3,809
                                                                -------            -------             -------

      Other income (expense) - as reported                        3,416              2,274               7,769
          Less:
              Gain on building sale, net of expenses                  -                  -              (4,927)
                                                                -------            -------             -------
      Adjusted other income (expense)                             3,416              2,274               2,842
                                                                -------            -------             -------
      Adjusted pretax earnings (loss)                           $ 4,424            ($2,927)             $6,651
                                                                =======            =======              ======

     OPERATING PROFIT (LOSS)

     The operating profit for the year ended April 30, 2000, increased by $1.7 million over the operating loss of the preceding fiscal year. Excluding the insurance reimbursement, as noted above, the increase in operating profits for fiscal 2000 was $6.2 million. The increase is the result of a 40% increase in sales and significantly improved gross margins.

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

     NET SALES

     Net sales for fiscal 2000 increased by $7.6 million (40%) over fiscal 1999 sales. Sales in the commercial communications segment improved by $8.0 million (55%) over fiscal 1999 while revenues from the U.S. Government segment declined by $430,000 (10%). Revenues in the commercial communications segment were led by the growing demand for the Company's rubidium atomic standard which is the key synchronization element of many cellular network base stations. The Company expects demand to remain high for such products as OEMs continue the buildout of the cellular network infrastructure and particularly as they move to the next generation (3G) of such systems. Commercial communications revenues related to space programs remained at low levels as the industry continued to experience low demand for its products. The Company anticipates that this trend will reverse in the next few years as replacement satellites and new communications programs will increase the demand for the Company's time, frequency and synchronization product lines.

     Net sales for fiscal 1999 decreased by $13 million (41%) over fiscal 1998 sales. The largest decline ($11.8 million or 45%) was in the commercial communications segment, principally in sales to the space industry. Significant launch failures by the major satellite manufacturers in the 18-month period ended April 30, 1999, coupled with the 1998 economic slowdown in Asia, resulted in major delays in new satellite programs. This also led to lower levels of outsourcing for component parts for existing satellite programs.

     Sales of the Company's products to the terrestrial commercial communications market in fiscal 1999 were also negatively impacted by the Company's decision to renegotiate an exclusive contract with a customer for the Company's VSAT product line. This action resulted in a fiscal 1999 fourth quarter reduction of sales and cost of sales of approximately $1.7 million and $1.0 million, respectively. During fiscal 1999, the Company was developing this product for the customer under a fixed-unit contract and recorded revenues through the third quarter of the year. As a result of the renegotiations, the Company removed the exclusivity feature of the contract, thus broadening its potential customer base.

     Sales to the U.S. Government were down by $1.2 million (22%) from fiscal 1998 levels. The decrease in U.S. Government revenue was anticipated by the Company as it de-emphasizes this aspect of its business.

     The Company believes that its 37-year legacy in building high-reliability, precision timing and frequency generation devices for U.S. Government programs (principally DOD and NASA), uniquely positions it to successfully exploit the much greater emerging markets in commercial communications both in space and on the ground. The Company therefore intends to focus its energies on these markets and has de-emphasized its business with the U.S. Government. However, the Company will continue to fulfill its current contractual obligations to U.S. Government programs and will make its proprietary technology available for these and future programs where applicable. Consequently, the proportion of sales generated from U.S. Government programs is expected to continue to decline in future years. This will be significantly offset by increasing demands for the Company's commercial communications products used in space and terrestrial applications.

     GROSS MARGINS

     Gross margins for the fiscal year ended April 30, 2000 were 44% versus 32% in fiscal 1999. The improved margins are a result of the successful migration to producing components and systems in higher volumes versus the Company's legacy of contract manufacturing which generally included the costs of unique product designs and smaller, less efficient, production quantities. This larger-quantity production mode is also applicable to U.S. Government sales as the Company sells more of its Commercial Off-the-Shelf (COTS) products under contracts for U.S. Government programs. Margins were also favorably impacted by the higher volume of business which permitted fixed costs to be absorbed over a broader range of orders.

     Gross margins for the fiscal year ended April 30, 1999, were 32% versus 19% in fiscal 1998. Excluding the inventory writedowns and reserves in fiscal 1998's results, the gross margin rate realized in fiscal 1999 was 2% less than fiscal 1998's 34% rate. The gross margin realized on U.S. Government sales improved from 16% in fiscal 1998 to 18% in fiscal 1999 as the Company completed certain low margin projects. Aggregate margins on the Company's commercial communications revenues declined from 38% to 35%. Margins were negatively impacted by the lower volume of business that required a smaller number of projects to absorb fixed costs.

     Gross margins for the fiscal year ended April 30, 1998 were negatively impacted by the inventory writedowns and reserves described above. Without such charges, gross margins would have been 34%. During fiscal 1998, the profitability of commercial communications programs versus U.S. Government programs became more distinct. Aggregate gross margins on commercial communications programs were 38%. U.S. Government programs showed margins of 16% before inventory adjustments and recorded negative margins of 69% after such adjustments.

     Included in the Company's manufacturing overhead pool, a component of cost of sales, is a charge for amortization of the Company's ESOP program (see Notes 11 and 12 to the financial statements). The Company recognized an annual expense based upon the average market value of the underlying shares of Company stock which were allocated to the ESOP each year. As a result of the significant increase in the value of the Company's stock over the last three years, the charge to ESOP amortization also increased significantly. The amount charged to the Company's overhead pool was approximately $870,000 in fiscal 2000, $915,000 in fiscal 1999 and $1.2 million in fiscal 1998. These amounts included a substantial non-cash charge, as the actual cash obligation of the Company was $500,000 annually through fiscal 2000. Without this excess amortization charge, aggregate gross margins on the Company's sales during fiscal years 2000, 1999 and 1998 would have improved by approximately 1.5%, 1.5% and 2.5%, respectively. As of December 1999, the ESOP program has contributed all of its shares to participants in the plan. As a consequence, the non-cash amortization charge will not occur in fiscal 2001 and beyond. Thus, the Company believes that gross margins can be maintained at or near the current level realized in fiscal 2000.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative costs in fiscal 2000 decreased by $109,000 (2%) from those incurred in fiscal 1999. The lower costs are the result of several factors including an $800,000 reduction in amortization expense of deferred compensation costs (a return to normal levels) and a reduction of $200,000 in computer software and related services as a result of implementation of new enterprise software and consolidation of computer hardware. These savings were offset by accruals for bonuses as a result of improved profit margins, increased selling expenses as the Company seeks to continue the expansion of its commercial markets, increased amortization of certain stock-based compensation and higher depreciation due to the installation of new computer hardware and software.

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

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development spending in fiscal 2000 was $5.37 million compared to $5.79 million in fiscal 1999, a 7% decrease. These costs were incurred to develop a high-precision quartz oscillator, improvement of rubidium atomic standards for wireless communications infrastructure, finalization of certain generic space transponder components and to continue the development of more efficient manufacturing procedures.

     The Company expended $5.79 million on research and development efforts during fiscal 1999 compared to $1.44 million in fiscal 1998, an increase of $4.4 million or 302%. Such efforts included development of the next generation of commercial rubidium and VSAT products and other new products for the terrestrial wireless communication markets and successfully designing more efficient manufacturing procedures to keep its products competitive.

     The Company will continue to focus its research and development activities on those commercial products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal 2001, the Company will continue to devote substantial financial and technical resources to development of new products for the burgeoning cellular infrastructure buildout as well as continue to invest in more efficient product designs and manufacturing procedures. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

     OTHER INCOME (EXPENSE)

     Other income (expense) increased by $1.1 million (50%) in fiscal 2000 compared to fiscal 1999 but declined by $5.5 million (71%) in fiscal 1999 compared to fiscal 1998. Excluding the $4.9 million net gain on the sale of the Company's real estate holdings in fiscal 1998, other income (expense) decreased by $568,000 (20%) in fiscal 1999 compared to fiscal 1998.

     Investment income in fiscal 2000 includes $1.6 million of realized gains on the sale of marketable securities as compared to $678,000 of realized gains in fiscal 1999. There were no comparable realized gains in fiscal 1998. Excluding these gains, investment income in fiscal 2000 was $178,000 (8%) higher than fiscal 1999 and fiscal 1999 investment income was $38,000 (2%) lower than fiscal 1998. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. The Company anticipates that investment income in future years will remain fairly constant assuming a relatively stable interest rate environment and if the level of investments remains the same.

     Interest expense in fiscal 2000 decreased by $26,000 (7%) from fiscal 1999 and fiscal 1999 interest expense decreased by $342,000 or 51% from fiscal 1998. During the third quarter of fiscal 1998, the Company repaid its real estate-related loans thus realizing significant reductions in its interest payments. As of April 30, 2000, the Company has repaid all outstanding loans. It will continue to incur interest expense on the financing arrangement for the leaseback of its building and for certain deferred compensation payments. As a result, the Company anticipates that interest expense in fiscal 2001 will be approximately the same as the expense for fiscal 2000.

     During fiscal 2000, other income, net was reduced by $36,000 (21%) from fiscal 1999. Excluding the fiscal 1998 one-time gain on the sale of the Company's real estate holdings, this category declined by $1.6 million during fiscal 1999 compared to fiscal 1998. This decrease is principally attributable to the cessation of finance lease income from Laboratory Corporation of America as a result of the sale of the leased property during January 1998. In addition, the Company incurred costs during fiscal 1998 and early fiscal 1999 to move its operations to new and more efficient space within the leased back property. The Company anticipates that in future years other income, net, will not be a significant contributor to pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a highly liquid position with working capital of $62.2 million at April 30, 2000. Included in working capital at April 30, 2000 is $41.0 million of cash, cash equivalents and short-term investments, including approximately $10 million representing the fair market value of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (See Note 6 to the financial statements.) The Company's current ratio at April 30, 2000 is 13.4 to 1 which is comparable to the ratio at April 30, 1999.

     Net cash provided by operating activities for the year ended April 30, 2000, was approximately $3.5 million compared to $1.8 million used by operations in fiscal 1999. This increase in cash inflow is due to increased profits in fiscal 2000 and the absence of certain litigation items as compared to fiscal 1999. In June 1998, the Company paid $8 million in settlement of certain litigation matters which was partially offset in November 1998 by receipt of $4.5 million from directors' and officers' liability insurance coverage. Unbilled receivables decreased by $4.1 million (61%) as the Company shipped and billed more product on maturing long-term contracts. Inventories have grown by $3.7 million (37%) over fiscal 1999 levels as the Company acquires more component parts and builds more product to have available for customers on a quick turn-around basis. Accounts payable and accrued expenses increased by 32% from the balances at April 30, 1999, principally due to accruals for amounts due to customers under certain contractual agreements.

     Net cash provided by investing activities for the year ended April 30, 2000, was $2.2 million. This net cash inflow resulted principally from the gains realized on the sale of certain marketable securities. Other investment activity included buying and selling marketable securities offered by certain agencies of the U.S. Government. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment strategies. The Company also invested approximately $668,000 in production equipment which will improve the efficiency of its manufacturing operations. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $1 million on capital equipment during fiscal 2001. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used by financing activities for the year ended April 30, 2000, was $1.3 million. Of this amount, $1.53 million was used to pay the Company's semi-annual cash dividends to shareholders and $700,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by payments of $927,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain employees and repayment of certain notes for the purchase of the Company's stock in prior years. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees in previous years. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

     The Company will continue to expend its resources and efforts to develop products for commercial communication systems for satellite programs and terrestrial-based operations, which management believes will result in future growth and continued profitability. During fiscal 2001, the Company intends to make a substantial investment of capital and technical resources to continue to develop new products to meet the needs of the commercial communications marketplace and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     As of April 30, 2000, the Company's consolidated backlog amounted to approximately $24 million (see Item 1) and includes orders for the commercial communications segment of approximately $23 million. Approximately 67% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units, see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $24.3 million and $11.7 million, respectively, at April 30, 2000. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

YEAR 2000 ISSUE

     The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's products do not contain imbedded microchips or other components which are date sensitive. The same is generally true of the products that are acquired from third-party vendors. Consequently, the Company's products are Y2K compliant. The Company has not experienced any transactional or operational problems due to Y2K issues.

OTHER MATTERS

     The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

     During fiscal 2000, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the text in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, above and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

                              --------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP

Melville, New York
June 20, 2000

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets

                             April 30, 2000 and 1999

                                   -----------

              ASSETS:                                            2000                    1999
                                                                 ----                    ----
                                                                         (In thousands)
Current assets:
    Cash and cash equivalents                                $   4,994               $     567
    Marketable securities (Note 5)                              36,013                  38,720
    Accounts receivable, net of allowance for
       doubtful accounts of $190 (Note 3)                        9,590                  12,190
    Inventories (Note 4)                                        13,307                   9,696
    Deferred income taxes (Note 12)                              1,940                   2,336
    Prepaid expenses and other                                   1,329                   1,182
                                                             ---------               ---------
           Total current assets                                 67,173                  64,691
Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization (Note 6)                                      9,040                   9,489
Deferred income taxes (Note 12)                                    600                     500
Other assets                                                     4,034                   3,675
                                                             ---------               ---------
           Total assets                                        $80,847                 $78,355
                                                               =======                 =======







                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets

                             April 30, 2000 and 1999

                                   (Continued)

                                   -----------


              LIABILITIES AND STOCKHOLDERS' EQUITY:                       2000                    1999
                                                                          ----                    ----
                                                                              (In thousands)
Current liabilities:
    Current maturities of long-term debt (Note 7)                  $          -               $     489
    Accounts payable - trade                                              1,019                     837
    Accrued liabilities (Note 8)                                          3,190                   2,342
    Dividend payable                                                        799                     766
    Income taxes payable                                                      -                     455
                                                                     ----------                --------
              Total current liabilities                                   5,008                   4,889
Deferred compensation (Note 11)                                           5,276                   5,165
Other liabilities (Note 6)                                               11,573                  11,794
                                                                        -------                 -------
                                                                         21,857                  21,848
                                                                        -------                 -------
Commitments and contingencies (Notes 6 and 9)
Stockholders' equity (Note 11):
     Preferred stock - authorized 600,000 shares
          of $1.00 par value; no shares issued                                -                       -
     Common stock - authorized 20,000,000 shares
          of $1.00 par value; issued - 9,009,259 shares                   9,009                   9,009
     Additional paid-in capital                                          37,929                  36,940
     Retained earnings                                                   17,239                  15,653
                                                                        -------                 -------
                                                                         64,177                  61,602
     Common stock reacquired and held in treasury -
          at cost (1,016,552 shares in 2000 and
          1,346,850 shares in 1999)                                      (3,644)                 (4,058)
     Unamortized ESOP debt (Notes 7 and 11)                                   -                    (500)
     Notes receivable-common stock (Note 10)                               (115)                   (287)
     Unearned compensation                                                  (20)                    (47)
     Accumulated other comprehensive loss                                (1,408)                   (203)
                                                                      ---------               ---------
          Total stockholders' equity                                     58,990                  56,507
                                                                       --------                --------
     Total liabilities and stockholders' equity                         $80,847                 $78,355
                                                                        =======                 =======


   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended April 30, 2000, 1999 and 1998

                                   -----------

                                                                        2000             1999            1998
                                                                        ----             ----            ----
                                                                       (In thousands, except share data)
Net sales (Note 13)                                                  $  26,535        $  18,958       $  31,997
                                                                     ---------        ---------       ---------
Cost of sales                                                           14,884           12,985          25,870
Selling and administrative expenses (Note 9)                             5,275            5,384           5,791
Insurance reimbursement (Note 9)                                             -           (4,500)              -
Litigation settlement (Note 9)                                               -                -           8,000
Research and development expenses                                        5,368            5,790           1,441
                                                                     ---------        ---------       ---------
      Total operating expenses                                          25,527           19,659          41,102
                                                                     ---------        ---------       ---------
          Operating profit (loss)                                        1,008             (701)         (9,105)
Other income (expense):
      Investment income                                                  3,929            2,775           2,135
      Interest expense                                                    (306)            (330)           (672)
      Other, net (Note 6)                                                 (207)            (171)          6,306
                                                                     ---------        ---------       ---------
Earnings (Loss) before provision (benefit)
   for income taxes                                                      4,424            1,573          (1,336)
Provision (Benefit) for income taxes (Note 12)                           1,280              400          (1,400)
                                                                     ---------        ---------       ---------
Net Earnings                                                         $   3,144        $   1,173       $      64
                                                                     =========        =========       =========


Net Earnings per common share:
      Basic                                                          $    0.41        $    0.16       $    0.01
                                                                     =========        =========       =========
      Diluted                                                        $    0.39        $    0.15       $    0.01
                                                                     =========        =========       =========
Average shares outstanding (Note 2):
      Basic                                                          7,673,497        7,502,260       7,368,472
                                                                     =========        =========       =========
      Diluted                                                        8,043,727        7,820,742       7,787,140
                                                                     =========        =========       =========






The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 2000, 1999 and 1998
                        (In thousands, except share data)


                                                                                     TREASURY STOCK
                                       COMMON STOCK       ADDITIONAL                    (AT COST)
                                       ------------        PAID IN    RETAINED          ---------         UNAMORTIZED
                                     SHARES      AMOUNT    CAPITAL    EARNINGS     SHARES       AMOUNT     ESOP DEBT
                                    ---------   --------   --------   ---------  ---------     -------     ----------
BALANCE AT MAY 1, 1997              6,006,300     $6,006    $35,190     $20,414  1,032,812     ($4,612)       ($1,500)
Exercise of stock options                                       (83)              (162,495)       938
Amortization of ESOP debt                                       976                                               500
Shares issued under restricted
   stock plan                                                    15                 (7,500)         42
Independent Contractor stock
   options granted                                              208
Payment received for common
   stock subscribed
Amortization of unearned
   compensation
Stock dividend, 3-for-2             3,002,959      3,003                 (3,007)   434,096
Cash dividend                                                            (1,488)
Increase in market value of
   marketable securities
Net Earnings                                                                 64
Comprehensive income- 1998
                                    ---------   --------   --------   ---------  ---------     -------     ----------
BALANCE AT APRIL 30, 1998           9,009,259      9,009     36,306     15,983   1,296,913      (3,632)        (1,000)
Exercise of stock options                                        12                (20,063)         61
Purchase of treasury stock                                                          70,000        (487)
Amortization of Independent
   Contractor stock options                                      58
Amortization of ESOP debt                                       564                                               500
Amortization of unearned
   compensation
Cash dividend                                                           (1,503)
Decrease in market value of
  marketable securities
Net Earnings                                                             1,173
Comprehensive income- 1999
                                    ---------   --------   --------   ---------  ---------     -------     ----------
BALANCE AT APRIL 30, 1999           9,009,259      9,009     36,940     15,653   1,346,850       (4,058)         (500)
Exercise of stock options                                       341               (330,298)         414
Amortization of Independent
   Contractor stock options                                     170
Amortization of ESOP debt                                       478                                               500
Payment received for common
   stock subscribed
Amortization of unearned
   compensation
Cash dividend                                                           (1,558)
Decrease in market value of
   marketable securities
Net Earnings                                                             3,144
Comprehensive income- 2000
                                    ---------   --------   --------   ---------  ---------     -------     ----------
Balance at April 30, 2000           9,009,259     $9,009    $37,929    $17,239   1,016,552      ($3,644)           $0
                                    =========     ======    =======    =======   =========      =======    ==========

                                       Note                       Accumulated
                                    receivable                       other
                                      common       Unearned      comprehensive
                                      STOCK      COMPENSATION    INCOME (LOSS)       TOTAL
                                    ----------   ------------    -------------      --------
BALANCE AT MAY 1, 1997                  ($435)          ($77)          $80           $55,066
Exercise of stock options                                                                855
Amortization of ESOP debt                                                              1,476
Shares issued under restricted
   stock plan                                            (52)                              5
Independent Contractor stock
   options granted                                                                       208
Payment received for common
   stock subscribed                                                                      148
Amortization of unearned
   compensation                                           40                              40
Stock dividend, 3-for-2                                                                   (4)
Cash dividend                                                                         (1,488)
Increase in market value of
   marketable securities                                                37                37
Net Earnings                                                                              64
                                                                                    --------
Comprehensive income- 1998                                                               101
                                    ----------   ------------    -------------      --------
BALANCE AT APRIL 30, 1998                (287)           (89)          117            56,407
Exercise of stock options                                                                 73
Purchase of treasury stock                                                              (487)
Amortization of Independent
   Contractor stock options                                                               58
Amortization of ESOP debt                                                              1,064
Amortization of unearned
   compensation                                           42                              42
Cash dividend                                                                         (1,503)
Decrease in market value of
  marketable securities                                               (320)             (320)
Net Earnings                                                                           1,173
                                                                                    --------
Comprehensive income- 1999                                                               853
                                    ----------   ------------    -------------      --------
BALANCE AT APRIL 30, 1999                (287)           (47)         (203)           56,507
Exercise of stock options                                                                755
Amortization of Independent
   Contractor stock options                                                              170
Amortization of ESOP debt                                                                978
Payment received for common
   stock subscribed                                                                      172
Amortization of unearned
   compensation                                           27                              27
Cash dividend                                                                         (1,558)
Decrease in market value of
   marketable securities                                            (1,205)           (1,205)
Net Earnings                                                                           3,144
                                                                                    --------
Comprehensive income- 2000                                                             1,939
                                    ----------   ------------    -------------      --------
Balance at April 30, 2000               ($115)          ($20)      ($1,408)          $58,990
                                    ==========   ============    =============      ========



   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2000, 1999 and 1998
                                   -----------

                                                                              2000            1999         1998
                                                                              ----            ----         ----
                                                                                         (In thousands)

Cash flows from operating activities:
    Net earnings                                                             $3,144         $ 1,173     $     64
    Adjustments to reconcile net earnings
      to net cash provided by (used in) operating activities:
        Deferred tax expense (benefit)                                          840            (100)      (2,600)
        Depreciation and amortization                                         1,117           1,224          963
        Provision for losses on accounts
         receivable and inventories                                             151             186        4,537
        Gains on marketable securities and
         notes receivable                                                    (1,654)           (678)         (42)
        Gain on sale or disposal of
         property, plant and equipment                                            -               -       (5,869)
        Amortization resulting from
          allocation of ESOP shares                                             978           1,064        1,476
        Employee benefit plan provisions                                        766           1,461          444
        Noncash interest on finance lease                                         -               -          (15)
    Changes in assets and liabilities:
     Accounts receivable                                                      2,583           6,414       (3,843)
     Inventories                                                             (3,745)         (3,546)          48
     Prepaid and other                                                         (174)            312          247
     Other assets                                                              (359)           (554)        (579)
     Accounts payable trade                                                     182            (446)         401
     Litigation settlement accrual                                                -          (8,150)       8,150
     Accrued liabilities                                                        773            (362)        (217)
     Income taxes payable                                                      (676)            310           72
     Other liabilities                                                         (383)           (137)         (81)
                                                                             ------          -------       ------
      Net cash provided by (used in) operating activities                     3,543          (1,829)       3,156
                                                                             -------         -------       ------

Cash flows from investing activities:
    Purchase of marketable securities                                       (24,611)        (22,920)     (13,030)
    Proceeds from sale or redemption of marketable
     securities                                                              27,468          20,575        9,560
    Capital expenditures                                                       (668)         (1,366)      (1,043)
    Proceeds from sale of property, plant and equipment                           -               -        6,587
                                                                             ------          -------       -----
     Net cash provided by (used in) investing activities                      2,189          (3,711)       2,074
                                                                             ------          -------       -----



                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2000, 1999 and 1998
                                   (Continued)
                                   -----------

                                                                              2000            1999             1998
                                                                              ----            ----             ----
                                                                                             (In thousands)
Cash flows from financing activities:
   Principal payments of long-term debt and
       other long-term obligations                                            (700)            (665)      (1,374)
   Purchase of treasury stock                                                    -             (487)           -
   Payment of cash dividend                                                 (1,532)          (1,539)      (1,520)
   Payment on notes
       receivable from employees                                               172                -          148
   Proceeds from loan receivable                                                 -                -        1,879
   Exercise of stock options                                                   755               73          914
                                                                             -----           -------       -----
     Net cash (used in) provided by
      financing activities                                                  (1,305)          (2,618)          47
                                                                            ------          -------        -----

Net increase (decrease) in cash and cash equivalents                         4,427           (8,158)       5,277

Cash and cash equivalents at beginning of year                                 567            8,725        3,448
                                                                             -----          -------        -----
Cash and cash equivalents at end of year                                  $  4,994          $   567       $8,725
                                                                             =====          =======       ======


Supplemental disclosures of cash flow
   information (Note 15):
     Cash paid during the year for:
        Interest                                                          $    312          $   331       $  766
                                                                              ====          =======       ======
        Income taxes                                                      $  1,159          $   190       $1,128
                                                                             =====          =======       ======










The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES
   ------------------------------
PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant". References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 13 for information regarding the Company's commercial communications and U.S. government business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.

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

EARNINGS PER SHARE:

    Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options.

     All shares and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

MARKETABLE SECURITIES:

    Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 2000 and 1999 were held in the custody of two financial institutions. Investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

2. EARNINGS PER SHARE

    Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                                                  YEARS ENDED APRIL 30,
                                                                   -------------------------------------------------
                                                                       2000             1999              1998
                                                                       ----             ----              ----
    Basic EPS Shares outstanding
      (weighted average)                                             7,673,497        7,502,260         7,368,472
    Effect of Dilutive Securities                                      370,230          318,482           418,668
                                                                     ----------       ----------        ---------
    Diluted EPS Shares outstanding                                   8,043,727        7,820,742         7,787,140
                                                                     =========        =========         =========

    For the year ended April 30, 2000, all exercisable options were included in the computation of diluted earnings per share. Options to purchase 178,500 and 6,000 shares of common stock were outstanding during the years ended April 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

3. ACCOUNTS RECEIVABLE

    Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,584,000 at April 30, 2000 and $6,657,000 at April 30, 1999. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

4. INVENTORIES

    Inventories, which are reported net of reserves of $1,188,000 and $1,054,000 at April 30, 2000 and 1999, respectively, consisted of the following (in thousands):

                                                                                   2000        1999
                                                                                   ----        ----
            Raw Materials and Component Parts                                   $  6,188      $3,028
            Work in Progress                                                       7,119       6,668
                                                                                 -------      ------
                                                                                $ 13,307      $9,696
                                                                                ========      ======

5. MARKETABLE SECURITIES

    Marketable securities at April 30, 2000 and 1999 are summarized as follows (in thousands):


                                                       APRIL 30, 2000
                                  ---------------------------------------------
                                                                     Unrealized
                                                   Market             Holding
                                   Cost            Value            Gain (Loss)
                                   ----            -----            -----------
 REIT units                      $ 12,000        $ 10,297          ($ 1,703)
 Fixed income securities           24,867          24,269              (598)
 Equity Securities                  1,494           1,447               (47)
                                 ---------        --------         ---------
                                 $ 38,361        $ 36,013          ($ 2,348)
                                 ========         ========           =======

                                                       APRIL 30, 1999
                                 -----------------------------------------------
                                                                     Unrealized
                                                   Market             Holding
                                   Cost            Value            Gain (Loss)
                                   ----            -----            -----------
 REIT units                       $12,000        $ 11,548           ($  452)
 Fixed income securities           25,376          25,484               108
 Equity Securities                  1,683           1,688                 5
                                  ---------      --------            ------
                                  $39,059         $38,720           ($  339)
                                  ========       ========            ======

    Maturities of fixed income securities classified as available-for-sale at April 30, 2000 are as follows (in thousands):

                    Current                                      $6,360

                    Due after one year through five years        15,807

                    Due after five years through ten years        2,700
                                                                 ------
                                                                $24,867
                                                                =======
6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):


                                                         2000            1999
                                                         ----            ----

 Buildings and building improvements                    $ 8,751         $ 8,751
 Machinery, equipment and furniture                      19,523          18,915
                                                        -------          ------
                                                         28,274          27,666
 Less, accumulated depreciation and amortization         19,234          18,177
                                                        -------          ------
                                                        $ 9,040         $ 9,489
                                                        =======         =======


    Depreciation and amortization expense for the years ended April 30, 2000, 1999 and 1998 was $1,117,000, $1,211,000, and $943,000, respectively.

    Maintenance and repairs charged to operations for the years ended April 30, 2000, 1999 and 1998 was approximately $369,000, $353,000, and $369,000, respectively.

    In January 1998, in two transactions, the Company sold two buildings to Reckson Associates Realty Corp., a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange. In one sale transaction, the Company sold the building which it had leased to Laboratory Corporation of America ("LCA"), receiving cash of approximately $15.6 million and realizing a gain of approximately $5.4 million after selling expenses which amount was included in "Other income, net" in fiscal year 1998.

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

    The Company leased back approximately 43% of the latter building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the years ended April 30, 2000 and 1999, the Company charged $180,000 and $194,000, respectively, to interest expense under the financing agreement. Lease rental expense charged to operations under the Company's former land lease with Nassau County and for certain equipment was approximately $308,000 for the year ended April 30, 1998.

    The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2010. Under the terms of the lease the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

    Future minimum lease payments required by the lease are as follows (in thousands):

                 Years ending
                   April 30,
                   ---------
                     2001                                  $  400
                     2002                                     400
                     2003                                     400
                     2004                                     400
                     2005                                     400
                     2006 and thereafter                    1,467
                                                            -----
                                                           $3,467
                                                           ======

7. LONG-TERM DEBT

    Long-term debt consisted of a note payable, originally in the amount of $5,000,000, which was used to fund the purchase of 1,071,652 shares of the Company's common stock for the Employee Stock Ownership Plan (ESOP). The note was payable in forty equal quarterly installments of $125,000 through April 1, 2000 with interest at adjusted LIBOR plus 1.00% (6.439% at April 30, 1999). Dividends received on ESOP shares ($11,000 and $21,000 at April 30, 2000 and 1999, respectively) which had not been allocated to participant accounts were used to pay a portion of the principal of this note. (see Note 11.) The note was collateralized by a portion of the Company's common stock held in treasury. During the year ended April 30, 2000, the Company made the remaining principal payments on the debt which aggregated $489,000.

8. ACCRUED LIABILITIES

    Accrued liabilities at April 30, 2000 and 1999 consist of the following (in thousands):

                                                     2000                  1999
                                                     ----                  ----

             Due customers                         $ 1,470                $    -
             Accrued Bonus                             535                   325
             Other Compensation                        201                   187
             Vacation accrual                          390                   395
             Sales commissions                          84                   797
             Other                                     510                   638
                                                    ------                ------
                                                   $ 3,190                $2,342
                                                   =======                ======


9. COMMITMENTS AND CONTINGENCIES
   LITIGATION SETTLEMENT:

    On June 19, 1998, FEI and the United States Government (referred to as either "U.S." or "Government") entered into a Plea Agreement, Civil Settlement Agreement and Related Documents ("Settlement Agreement") thereby concluding a global disposition ("Global Disposition") of certain previously reported pending litigations and matters with the Government. Under the terms of the Settlement Agreement, FEI paid an aggregate of $8 million to the Government. These settlement payments are reflected in the Company's consolidated results of operations for the fiscal year ended April 30, 1998. Included in selling and administrative expenses for that year are accruals for additional legal fees related to this settlement in the amount of $150,000.

   PRIVATE CIVIL DERIVATIVE ACTIONS:

    On December 1, 1993, and February 4, 1994, two separate derivative shareholder actions (pursuant to a court order, now consolidated under one civil action) were served in state court naming FEI, as a nominal defendant, and its directors at the time and certain of its officers and employees as defendants. The shareholder actions generally allege, based upon a November 1993 federal grand jury indictment, that the defendants defrauded the government, submitted false statements and invoices on government projects, destroyed and altered records, and made false statements and submitted false documents to government officials. (The indictment has been dismissed with prejudice. FEI pled guilty to a single charge under a superseding indictment, of submitting a false statement which failed to disclose the full explanation of costs on a highly classified government project, and the superseding indictment was otherwise dismissed with prejudice as to all defendants. The indictment and superseding indictment generally contained similar allegations.) The shareholder actions assert that, as a result of the indictment, FEI is exposed to material and substantial monetary judgments and penalties and the loss of significant business and the directors were under a fiduciary obligation to manage and control the business operations of FEI and the conduct of its personnel. A derivative action is one permitted by law to be instituted by a shareholder for the benefit of a corporation to enforce an alleged right or claim of the corporation where it is alleged that such corporation has either failed and refused to do so or may not reasonably be expected to do so. The complaint seeks judgment against the directors in the amount of all losses and damages suffered by FEI on account of the facts alleged in the complaint, together with interest costs, legal and other professional fees. FEI and the other defendants have denied the allegations. Since the disposition of the criminal cases covered by the Settlement Agreement executed on June 19, 1998, the litigation has resumed. FEI is attempting to settle the Derivative Litigation, which settlement would be subject to execution of a final settlement agreement by counsel for all parties, notice to shareholders and Court approval. Management believes that such settlement, if finalized, would not have a material adverse affect on the Company's financial position or results of operations. In the event a settlement cannot be reached, no opinion can be offered as to the outcome of the Motion(s) or with respect to the Derivative Litigation.

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

     The Company and Mr. Bloch have denied the allegations of and intend to vigorously defend the qui tam action. On April 11, 1997, the Court ordered the qui tam action stayed pending resolution of the criminal cases. Since the disposition of the criminal cases, litigation has resumed. Limited discovery has taken place due to the government's determination that all documents related to this action are classified which has necessitated extraordinary procedures, recently put in place, for purposes of conducting discovery. On January 21, 2000, the Court stayed further proceedings pending a decision of the U.S. Supreme Court in an unrelated case with certain legal issues that could have bearing on the qui tam action. That case was recently decided and the Court determined that this litigation will resume.

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

     Included in selling and administrative expenses are legal fees incurred in connection with the litigation settlement and the above matters of approximately $274,000, $221,000 and $741,000 for the fiscal years ended April 30, 2000, 1999 and 1998, respectively.

    On November 17, 1998, the Company received $4.5 million in settlement of its claim against Associated International Insurance Company under applicable directors and officers insurance coverage. This payment related to legal fees incurred by FEI in previous years in defense of the litigation brought against it by agencies of the U.S. Government.

     On March 14, 2000, FEI commenced an action in the state court against National Union Fire Insurance of Pittsburgh, PA ("National"). The complaint sets forth causes of action for a declaratory judgment and breach of contract relating to certain directors' and officers' liability insurance policies in connection with the Muller qui tam action, the AMRAAM Grand Jury Investigation, the Geldart qui tam action, and the derivative actions. After the complaint was served, the defendant made a motion to dismiss, which was returnable and submitted to the Court. No opinion can be offered as to the outcome of this action. FEI also has coverage from the Home Insurance Company (the "Home") which policy is excess insurance coverage above the National policy during certain periods. Home's liability will not be triggered until National pays the full amount of its policy for a period to which the Home coverage is applicable.

    GOVERNMENT CONTRACT SUSPENSION AND DEBARMENT:

    By letter dated July 9, 1998, FEI was notified by the U.S. Department of the Air Force of FEI's debarment from Government contracting and from directly or indirectly receiving the benefits of federal assistance programs. The debarment was based upon FEI's guilty plea entered in connection with the Global Disposition and the Settlement Agreement. Such debarment was terminated on December 12, 1998 and, as a consequence, FEI may engage in projects related to U.S. Government military and space related efforts if it chooses to do so.

OTHER:

    The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

10. NOTES RECEIVABLE - COMMON STOCK

In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (8.5% at April 30, 2000) which is payable and adjusted annually. The principal was due in its entirety at the earlier of termination of employment or October 1999. (Certain officers requested and received an extension of the due date of the notes to October 2001.) During the years ended April 30, 2000 and 1998, certain officers and employees made payments on their notes in the aggregate amount of $172,000 and $148,000, respectively. No payments were received during fiscal 1999.

11. EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN:

    The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the year ended April 30, 2000, the Company will contribute 3,976 shares of common stock with an approximate value at the date of issuance of $75,000. There were no such contributions in fiscal 1999 or 1998.

INCOME INCENTIVE POOL:

    The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $175,000 and $490,000 to operations under these plans for the fiscal years ended April 30, 2000 and 1998, respectively. The Company incurred no expenses for such bonuses for the year ended April 30, 1999 due to lower operating profits.

INDEPENDENT CONTRACTOR STOCK OPTION PLAN

    During fiscal 1998, the Company established an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Each of the option grants in fiscal 2000 and 1998, as indicated in the table below, were granted to certain independent contractors at a price equal to the then fair market value of the Company's common stock. Each option grant permitted immediate exercise of a portion of the options (24% to 34% of the total grant) with the balance exercisable proportionately over the next two to three years. For the years ended April 30, 2000, 1999 and 1998, the Company recognized compensation expense of $170,000, $58,000 and $208,000, respectively, as a result of these stock option grants.

    Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                                         2000                      1999                      1998
                                                 ------------------       -------------------         ------------------


                                                            Wtd Avg                  Wtd Avg                    Wtd Avg
                                                 Shares      Price         Shares     Price           Shares      Price
                                                 ------      -----         ------     -----           ------      -----
    Outstanding at beginning of year            112,500     $15.75         112,500    $15.75               -       -
    Granted                                      12,000      $8.98               -      -            112,500     $15.75
    Exercised                                    (2,200)     $8.88               -      -                  -       -
                                               --------                    -------                   -------
    Outstanding at end of year                  122,300     $15.21         112,500    $15.75         112,500     $15.75
                                                =======                    =======                   =======
    Exercisable at end of year                   89,200     $15.63          57,500    $15.75          27,250     $15.75
                                                 ======                     ======                    ======
    Available for grant at end of year           75,500                     87,500                    87,500
                                                 ======                     ======                    ======
    Weighted average fair value
    of options granted during the year           $ 4.35                    $  -                       $15.75
                                                 ======                    ======                     ======

INCENTIVE STOCK OPTION PLANS:

    The Company has various Incentive Stock Option Plans ("ISOP's") for key management employees (including officers and directors who are employees). The ISOP's provide that eligible employees may be granted options to purchase an aggregate of 1,725,000 shares of the Company's common stock. Under one Plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. The options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.

    The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under these option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISOP's.

    Transactions under these plans, including the weighted average exercise prices of the options, are as follows:


                                                        2000                    1999                         1998
                                                 ------------------       -------------------         ------------------
                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----
    Outstanding at beginning of year            792,625      $6.14         505,688     $6.14         625,489      $3.38
    Granted                                     156,500      $7.50         325,000     $8.25         106,500     $10.26
    Exercised                                  (316,825)     $3.82         (20,063)    $3.72        (216,551)     $3.48
    Expired or canceled                         (20,500)     $7.26         (18,000)   $10.84          (9,750)     $5.64
                                               --------                   --------                 ---------
    Outstanding at end of year                  611,800      $7.65         792,625     $6.14         505,688      $6.14
                                                =======                    =======                   =======
    Exercisable at end of year                  304,593      $6.83         419,346     $4.11         369,236      $3.44
                                                =======                    =======                   =======
    Available for grant at end of year          205,000                     64,000                   289,500
                                                =======                     ======                   =======
    Weighted average fair value
    of options granted during the year            $3.68                     $4.26                      $4.39
                                                  =====                     =====                      =====

    The weighted average remaining contractual life of options outstanding at April 30, 2000, 1999 and 1998 is 8.1, 6.2 and 4.7 years, respectively. At April 30, 2000, 1999 and 1998, option prices per share were from $3.25 to $18.875.

    The Company applies the disclosure-only provision for SFAS No. 123 in accounting for the ISOP's. Had compensation cost for stock option awards under the ISOP's been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the pro forma effect on the Company's financial statements would have been as follows:

                                              2000           1999           1998
                                              ----           ----           ----

     Net Earnings, as reported               $3,144         $1,173         $  64
                                             ======         ======         ======
     Net Earnings (Loss)- pro forma          $2,468         $  843        ($  69)
                                             ======         ======         ======
     Earnings per share, as reported:
          Basic                              $ 0.41         $ 0.16         $ 0.01
                                             ======         ======         ======
          Diluted                            $ 0.39         $ 0.15         $ 0.01
                                             ======         ======         ======
     Earnings (Loss) per share- pro forma
          Basic                              $ 0.32         $ 0.11        ($ 0.01)
                                             ======         ======         ======
          Diluted                            $ 0.31         $ 0.11        ($ 0.01)
                                             ======         ======         =======

    The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 3.0%, 1.5% and 3.0%; expected volatility of 47%, 37% and 40%; risk free interest rate (ranging from 6.5% to 8.0%); and expected lives ranging from seven to ten years.

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

                                                         2000                      1999                        1998
                                                ------------------        -------------------        ------------------
                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----
     Outstanding at beginning of year            99,000      $3.93         105,000     $3.98         135,000      $4.00
     Granted                                          -          -           1,500     $1.00           7,500      $0.67
     Expired                                          -          -          (7,500)    $4.00               -          -
     Exercised                                  (30,000)     $4.00               -      -            (37,500)     $3.40
                                                -------               ------------                  --------
     Outstanding at end of year                  69,000      $3.94          99,000     $3.93         105,000      $3.98
                                                 ======      =====          ======     =====         =======      =====
     Exercisable at end of year                  69,000      $3.94          98,000     $3.96         105,000      $3.98
                                                 ======      =====          ======     =====         =======      =====

     Balance of shares available for
           grant at end of year                  98,250                     98,250                    92,250
                                                 ======                     ======                    ======

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

EMPLOYEE STOCK OWNERSHIP PLAN/STOCK BONUS PLAN:

    During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (ESOP). This amendment became effective January 1, 1990. A loan in the amount of $5,000,000 was negotiated with a bank on May 22, 1990 to fund the Trust. The loan was for a ten year period with forty equal quarterly installments of $125,000, plus interest at various rates at the Company's option. The Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.

    Shares were released for allocation to participants based on the ratio of the current year's debt service to the sum of the current year's debt service plus the principal to be paid for all future years. Through April 30, 2000, 1,071,652 shares have been allocated to participant accounts of which 717,183 shares remain in the ESOP.

    Effective May 1, 1994, the Company changed its method of accounting for its ESOP in accordance with Statement of Position ("SOP") 93-6. In accordance with SOP 93-6 the annual expense related to the leveraged ESOP, determined as interest incurred on the note plus compensation cost based on the fair value of the shares released was approximately $978,000, $1,064,000, and $1,569,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

    The SOP also requires that ESOP shares that are committed to be released be considered outstanding for purposes of calculating earnings per share. The fair value of unallocated shares approximated $830,000 at April 30, 1999.

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

    Deferred compensation expense charged to operations during the years ended April 30, 2000, 1999 and 1998 was approximately $494,000, $1,360,000, and
$227,000, respectively. During fiscal 1999, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, deferred compensation expense in fiscal 1999 included approximately $800,000 to account for the benefit modifications.

12. INCOME TAXES

    The provision (benefit) for income taxes consists of the following (in thousands):

                                        2000           1999           1998
                                        ----           ----           ----

     Current Federal                   $ 200          $ 300          $ 225
     Current State and Local             240            200            975
                                       -----          -----          -----
          Current provision              440            500          1,200
     Deferred tax (benefit) provision    840           (100)             8
     Reduction in valuation allowance      -              -         (2,608)
                                        ----          -----          -----
          Total provision (benefit)   $1,280          $ 400        ($1,400)
                                      =======        ======         ======


    The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate.


                                                     2000      1999      1998
                                                     ----      ----      ----
                                                            (In thousands)

Computed "expected" tax expense (benefit)             $1,504     $ 535     ($ 454)
State and local tax, net of federal benefit              161       161        640
Excess ESOP amortization                                 163       192        332
Nondeductible expenses                                    26        35        361
Nontaxable investment income                             (99)     (145)       (62)
Research & Development Tax Credit                       (330)     (330)         -
Adjustment to deferred tax balances
     due to tax rates                                      -         -        374
Reduction in valuation allowance                           -         -     (2,608)
Other items, net, none of which individually
     exceeds 5% of federal taxes at statutory rates     (145)      (48)        17
                                                       ------    -----     ------
                                                     $ 1,280     $ 400    ($1,400)
                                                     =======     =====    =======

    The components of deferred taxes are as follows (in thousands):

                                                                     2000            1999
                                                                     ----            ----

        Deferred tax assets:
              Employee benefits                                    $2,722           $2,594
              Inventory                                               606              518
              Accounts receivable                                      76               76
              Marketable securities                                   940              136
              Research & Development Credit                             -              640
              Net operating loss carryforwards                          -              688
              Miscellaneous                                            52               11
                                                                   ------           ------
                 Total deferred tax asset                           4,396            4,663
                                                                   ------           ------

         Deferred tax liabilities:
              Property, plant and equipment                         1,856            1,827
                                                                   ------           ------
        Net deferred tax asset                                     $2,540           $2,836
                                                                   ======           ======

    At April 30, 2000, the Company has fully applied all previously available net operating loss carryforwards.

13. SEGMENT INFORMATION

    In fiscal 1999, the Company adopted SFAS 131. The segment information for fiscal year 1998 has been restated to present the Company's two reportable segments for each of the three years ended April 30, 2000.

    The Company's reportable segments are:

    (1) Commercial communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.

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

    The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                                     2000             1999              1998
                                                                     ----             ----              ----

  Net sales:
      Commercial Communications                                   $22,554            $14,547          $26,364
      U.S. Government                                               3,981              4,411            5,633
                                                                 --------           --------        ---------
         Consolidated Sales                                       $26,535            $18,958          $31,997
                                                                  =======            =======          =======
  Operating (loss) profit:
      Commercial Communications                                  ($    91)           ($4,682)         $ 6,130
      U.S. Government                                               1,711               (137)          (4,522)
      Corporate                                                      (612)             4,118          (10,713)
                                                                ---------           --------          -------
         Consolidated Operating Profit (Loss)                     $ 1,008           ($   701)        ($ 9,105)
                                                                 ========           ========         ========
  Identifiable assets:
      Commercial Communications                                   $18,447            $16,968          $18,701
      U.S. Government                                               4,450              4,918            6,415
      Corporate                                                    57,950             56,469           63,664
                                                                 --------           --------         --------
         Consolidated Identifiable Assets                         $80,847            $78,355          $88,780
                                                                  =======            =======          =======
  Depreciation (allocated):
      Commercial Communications                                   $   971            $   910             $698
      U.S. Government                                                 127                282              226
      Corporate                                                        19                 19               19
                                                                   ------             ------             ----
         Consolidated depreciation expense                         $1,117             $1,211             $943
                                                                   ======             ======             ====

MAJOR CUSTOMERS

    During fiscal year 2000, sales to one customer accounted for approximately $14.0 million of the commercial communications segment's total sales. This amount represents 62% of the commercial communications total revenues and 53% of consolidated sales. In the U.S. Government segment, sales to three customers accounted for $2.4 million of sales or 61% of the segment's revenue and 9% of consolidated revenue. No U.S. Government customer accounted for more than 10% of consolidated revenue.

     Sales to one customer in the commercial communications segment were approximately $6.5 million or 45% of that segment's revenues and 34% of consolidated sales for fiscal 1999. In the U.S. Government segment, sales to two customers accounted for $2.3 million of sales or 53% of the segment's revenue and 12% of consolidated revenue. Neither U.S. Government customer accounted for more than 10% of consolidated revenue.

     During fiscal year 1998, sales to two customers accounted for approximately $8.9 million and $6.9 million, respectively, of the commercial communications segment's total sales. These amounts represent 60% of the commercial communications total revenues and 49% of consolidated sales.

     The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory.

 FOREIGN SALES

     Revenues in the commercial communications segment include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries (in thousands):

                                                        2000           1999           1998
                                                      ------         ------         ------
  United Kingdom                                      $1,068         $  811         $1,003
  Israel                                                 635              -              -
  France                                                 616            987            855
  Korea                                                  339            638          1,881
  Italy                                                    -            277          1,427
  Other                                                  591          1,028            518
                                                      ------         ------         ------
                                                      $3,249         $3,741         $5,684
                                                      ======         ======         ======

14.     INTERIM RESULTS (UNAUDITED)

     Quarterly results for fiscal years 2000 and 1999 are as follows (in thousands, except per share data):


                                                                       2000 QUARTER
                                                      --------------------------------------------
                                                       1ST          2ND         3RD          4TH
                                                      ------      ------       ------      ------
  Net sales                                           $5,464      $6,036       $7,117      $7,918
  Gross profit                                         2,392       2,681        3,144       3,434
  Net earnings                                           444         478        1,203       1,019
  *Earnings per share
               Basic                                   $0.06       $0.06        $0.16       $0.13
               Diluted                                 $0.06       $0.06        $0.15       $0.12


                                                                       1999 QUARTER
                                                      -------------------------------------------
                                                       1ST          2ND         3RD          4TH
                                                      ------      ------       ------      ------
  Net sales                                           $7,015      $6,180       $3,060      $2,703
  Gross profit                                         2,389       2,025          888         671
  Net earnings (loss)                                    518       3,209       (1,357)     (1,197)
  *Earnings (loss) per share
               Basic                                   $0.07       $0.43       ($0.18)     ($0.16)
               Diluted                                 $0.07       $0.41       ($0.18)     ($0.16)

     *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

     The Company decided to renegotiate an exclusive fixed unit contract with a customer for one of the Company's commercial communications products. This action resulted in a fiscal 1999 fourth quarter reduction of sales and cost of sales of approximately $1.7 million and $1.0 million, respectively. During the fourth quarter of fiscal 1999, the Company also recorded an additional $800,000 accrual to deferred compensation expense as a result of benefit modifications. (see Note 11)

15.     OTHER INFORMATION

     The following provides information about investing and financing activities of the Company that affect assets or liabilities but did not result in cash flow for the three years ended April 30, 2000, 1999 and 1998 and, therefore, are excluded from the Consolidated Statements of Cash Flows (in thousands):


                                                          2000           1999          1998
                                                         ------         ------       -------
        Declaration of cash dividend                     $  799         $  766       $   771

        3-for-2 stock split in the form of a 50%
          stock dividend                                      -              -         3,003

        Proceeds from sale of LCA building
          used to pay down construction loan                  -              -         9,000

        REIT units received in connection
          with building sale                                  -              -        12,000

        Transfer of work-in-process inventory
          to equipment                                        -            175             -

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

           COLUMN A             COLUMN B             COLUMN C            COLUMN D       COLUMN E
           --------             --------             --------            --------       --------
                                                     ADDITIONS

          Description            Balance        Charged    Charged
                                   at          to costs    to other                   Balance at
                                beginning         and      accounts-    Deductions      end of
                                of period      expenses    describe      describe       period
                                ---------      --------    --------     ----------     --------


YEAR ENDED APRIL 30, 2000

    Allowance for doubtful
    accounts                       $190           $17                      $17(a)         $190

    Inventory reserves           $1,054          $134                        -          $1,188

YEAR ENDED APRIL 30, 1999

    Allowance for doubtful
    accounts                       $190           $36                      $36(a)         $190

    Inventory reserves           $1,400          $150                     $496(b)       $1,054

YEAR ENDED APRIL 30, 1998

    Allowance for doubtful
    accounts                       $190           $49                      $49(a)         $190

    Inventory reserves             $350        $4,488                   $3,438(b)       $1,400

(a)     Accounts written off
(b)     Inventory disposed or written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 10(A) DIRECTORS OF THE COMPANY

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 19, 2000.

ITEM 10(B) EXECUTIVE OFFICERS OF THE COMPANY

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

     Joseph P. Franklin, age 66, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors and Chief Executive Officer. He also served as Chief Financial Officer from September 15, 1996 through October 5, 1998. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

     Martin B. Bloch, age 64, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

     Markus Hechler, age 54, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. He has served as Assistant Secretary since 1978.

     Alfred Vulcan, age 63, joined the Company as an engineer in 1973 and has served as its Vice President, Systems Engineering since 1978.

     Charles S. Stone, age 69, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

     Leonard Martire, age 63, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Space Systems and Business Development.

     Thomas McClelland, age 45, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

     Alan Miller, age 51, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

     Harry Newman, age 53, Secretary and Assistant to the Executive Vice President, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

ITEM 11.  EXECUTIVE COMPENSATION

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 19, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 19, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 19, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

     (1) FINANCIAL STATEMENTS

            Included in Part II of this report:

                                                                                         PAGE(S)

               Report of Independent Accountants                                           25

               Consolidated Balance Sheets
                  April 30, 2000 and 1999                                                 26-27

               Consolidated Statements of Operations
                  -years ended April 30, 2000, 1999 and 1998                               28

               Consolidated Statements of Changes in Stockholders' Equity
                  - years ended April 30, 2000, 1999 and 1998                              29

               Consolidated Statements of Cash Flows
                  - years ended April 30, 2000, 1999 and 1998                             30-31

               Notes to Consolidated Financial Statements                                 32-47

         (2) Financial Statement Schedules

            Included in Part II of this report:

               Schedule II - Valuation and Qualifying Accounts                             48

               Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

         (3) EXHIBITS

               Exhibit 23.1 - Consent of Independent Accountants.                          58
               Exhibit 27 - Article 5 Financial Data Schedule

               The exhibits listed on the accompanying Index to Exhibits beginning on page 52 are filed as part of this annual report.

(b)      REPORTS ON FORM 8-K

     Registrant's Form 8-K, dated March 23, 2000, containing disclosure under
     Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 2000.

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                              EXHIBIT NO.
                                                                              AS FILED WITH
                                                                              REGISTRATION
EXHIBIT NO.             IDENTIFICATION                                        STATEMENT OR
IN THIS                 PER REG.             DESCRIPTION                      REPORT SPECIFIED
FORM 10-K               229.601(B)           OF EXHIBIT                       BELOW
---------               ----------           ---------------------            ----------------

      1                    (3)               Copy of Certificate of
                                             Incorporation of the
                                             Registrant filed with
                                             the Secretary of State
                                             of Delaware (1)                          3.1

      2                    (3)               Amendment to Certificate
                                             of Incorporation of the
                                             Registrant filed with
                                             the Secretary of State
                                             of Delaware on March 27,                 3.2
                                             1981 (2)

      3                    (3)               Copy of By-Laws of the
                                             Registrant, as amended
                                             to date (3)                              3.3

      4                    (4)               Specimen of Common Stock
                                             certificate (1)                          4.1

      5                    (10)              Stock Bonus Plan of Registrant
                                             and Trust Agreement
                                             thereunder (4)                          10.2

      6                    (10)              Employment agreement
                                             between Registrant and

                                             Martin B. Bloch (4)                     10.3

      7                    (10)              Employment agreement
                                             between Registrant and

                                             Abraham Lazar (4)                       10.4

      8                    (10)              Employment agreement
                                             between Registrant and
                                             John C. Ho (4)                          10.5


                                                                              EXHIBIT NO.
                                                                              AS FILED WITH
                                                                              REGISTRATION
EXHIBIT NO.             IDENTIFICATION                                        STATEMENT OR
IN THIS                 PER REG.             DESCRIPTION                      REPORT SPECIFIED
FORM 10-K               229.601(B)           OF EXHIBIT                       BELOW
---------               ----------           ---------------------            ----------------

      9                    (10)              Employment agreement
                                             between Registrant and
                                             Marvin Meirs (4)                        10.6

      10                   (10)              Employment agreement
                                             between Registrant and
                                             Alfred Vulcan (4)                       10.7

      11                   (10)              Employment agreement
                                             between Registrant and
                                             Harry Newman (4)                        10.8

      12                   (10)              Employment agreement
                                             between Registrant and
                                             Marcus Hechler (4)                      10.9

      13                   (10)              Form of stock escrow
                                             agreement between Vincenti &
                                             Schickler as escrow agent
                                             and certain officers of
                                             Registrant (4)                         10.10

      14                   (10)              Form of Agreement concerning
                                             Executive Compensation (2)             10.11

      15                   (10)              Registrant's 1982 Incentive
                                             Stock Option Plan (5)                     15

      16                   (10)              Amendment dated April 19,
                                             1981 to Stock Bonus Plan
                                             of Registrant and Trust
                                             Agreement (3)                           20.1

      17                   (3)               Amendment to Certificate
                                             of Incorporation of the
                                             Registrant filed with
                                             Secretary of State of
                                             Delaware on October 26,
                                             1984 (6)                                  17

      18                   (10)              Registrant's 1984 Incentive
                                             Stock Option Plan (6)                     18


                                                                              EXHIBIT NO.
                                                                              AS FILED WITH
                                                                              REGISTRATION
EXHIBIT NO.             IDENTIFICATION                                        STATEMENT OR
IN THIS                 PER REG.             DESCRIPTION                      REPORT SPECIFIED
FORM 10-K               229.601(B)           OF EXHIBIT                       BELOW
---------               ----------           ---------------------            ----------------

      19                   (10)              Registrant's Cash or Deferral
                                             Profit Sharing Plan and
                                             Trust under Internal Revenue
                                             Code Section 401,
                                             dated April 1, 1985 (7)                   19

      20                   (10)              Computation of Earnings              Included in the
                                             per Share of Common                  Financial
                                             Stock                                Statements

      21                   (10)              Amendment Restated Effective
                                             as of May 1, 1984 of the
                                             Stock Bonus Plan and Trust
                                             Agreement of Registrant (7)               21

      22                   (3)               Amendment to Certificate
                                             of Incorporation of the
                                             Registrant filed with the
                                             Secretary of State of Delaware
                                             on October 22, 1986 (8)                   22

      23                   (10)              Amendment Restated Effective
                                             as of May 1, 1984 of the Stock
                                             Bonus Plan and Trust Agreement
                                             of Registrant (8)                         23

      24                   (3)               Amended and Restated
                                             Certificate of
                                             Incorporation of the
                                             Registrant filed with
                                             the Secretary of State
                                             of Delaware on
                                             October 26, 1987 (10)                     24

      25                   (22)              List of Subsidiaries
                                             of Registrant (10)                        25

      26                   (10)              Employment agreement
                                             between Registrant and
                                             Charles Stone (9)                         26

      27                   (10)              Employment agreement
                                             between Registrant and
                                             Jerry Bloch (9)                           27


                                                                              EXHIBIT NO.
                                                                              AS FILED WITH
                                                                              REGISTRATION
EXHIBIT NO.             IDENTIFICATION                                        STATEMENT OR
IN THIS                 PER REG.             DESCRIPTION                      REPORT SPECIFIED
FORM 10-K               229.601(B)           OF EXHIBIT                       BELOW
---------               ----------           ---------------------            ----------------

      28                   (10)              Registrant's 1987
                                             Incentive Stock Option
                                             Plan (9)                                  28

      29                   (10)              Registrant's Senior
                                             Executive Stock Option
                                             Plan (9)                                  29

      30                   (10)              Amendment dated Jan. 1, 1988
                                             to Registrant's Cash or
                                             Deferred Profit Sharing Plan
                                             and Trust under Section 401
                                             of Internal Revenue Code (9)              30

      31                   (10)              Executive Incentive
                                             Compensation Plan between
                                             Registrant and various
                                             employees (9)                             31

      32                   (10)              Amended Certificate of In-
                                             corporation of the Company
                                             filed with the Secretary of
                                             State of Delaware on
                                             November 2, 1989 (10)                     32

      33                   (10)              Registrant's Employee Stock
                                             Option Plan (10)                          33

      34                   (10)              Loan agreement between
                                             Registrant and Nat West
                                             Dated May 22, 1990 (10)                   34

      35                   (10)              Loan Agreement between
                                             Registrant's Employee
                                             Stock Ownership Plan and
                                             Registrant dated
                                             May 22, 1990 (10)                         35

      36                   (23)              Consent of Independent
                                             Accountants to incorporation
                                             by reference of 2000 audit report
                                             in Registrant's Form S-8
                                             Registration Statement.                   23.1


                                                                              EXHIBIT NO.
                                                                              AS FILED WITH
                                                                              REGISTRATION
EXHIBIT NO.             IDENTIFICATION-                                       STATEMENT OR
IN THIS                 PER REG.             DESCRIPTION                      REPORT SPECIFIED
FORM 10-K               229.601(B)           OF EXHIBIT                       BELOW
---------               ----------           ---------------------            ----------------

      37                   (10)              Registrant's 1997 Independent
                                             Contractor Stock Option Plan (11)         4.14

      38                   (10)              Contribution Agreement between
                                             Registrant and Reckson Operating
                                             Partnership L.P. dated
                                             January 6, 1998  (12)                     10.12

      39                   (10)              Lease agreement between
                                             Registrant and Reckson
                                             Operating Partnership, L.P.
                                             dated January 6, 1998  (12)               10.13

      40                   (10)              Plea Agreement, Civil Settlement
                                             and Related Documents dated
                                             June 19, 1998  (12)                       10.14

      41                   (27)              Financial Data Schedule                   27

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

(12) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1999, which exhibit is incorporated herein by reference.

                            ------------------------

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-42233) of Frequency Electronics, Inc. of our report dated June 20, 2000 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.


                                                      PRICEWATERHOUSECOOPERS LLP


Melville, New York
July 28, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FREQUENCY ELECTRONICS, INC.
                                                       Registrant

                                                 By: /s/ JOSEPH P. FRANKLIN
                                                    --------------------------
                                                       Joseph P. Franklin
                                                       Chairman of the Board


                                                 By: /s/ ALAN L. MILLER
                                                    --------------------------
                                                        Alan L. Miller
                                                        Chief Financial Officer
                                                        and Controller

Dated:  July 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURE                                    TITLE                           DATE

       /s/  MARTIN B. BLOCH                         President & Director                7/28/00
       --------------------------
           Martin B. Bloch

       /s/  JOEL GIRSKY                             Director                            7/28/00
       --------------------------
             Joel Girsky

       /s/  JOHN HO                                 Director                            7/28/00
       --------------------------
               John Ho

       /s/  MARVIN MEIRS                            Director                            7/28/00
       --------------------------
            Marvin Meirs