Form 10-Q
period 2000-07-31
FREQUENCY ELECTRONICS INC
filed 2000-09-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended July 31, 2000

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 8, 2000 - 8,085,971

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX

Part I.  Financial Information:                                     Page No.

       Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheets -
               July 31, 2000 and April 30, 2000                        3-4

           Condensed Consolidated Statements of Operations
               Three Months Ended July 31, 2000 and 1999                5

           Condensed Consolidated Statements of Cash Flows
               Three Months Ended July 31, 2000 and 1999                6

           Notes to Condensed Consolidated Financial Statements        7-8

       Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9-11


Part II.  Other Information:

       Item 1 - Legal Proceedings                                      11

       Item 6 - Exhibits and Reports on Form 8-K                       11

       Signatures                                                      12

























                                     2 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                            July 31,             April 30,
                                              2000                 2000
                                              ----                 ----
                                           (UNAUDITED)           (NOTE A)
                                                   (In thousands)

ASSETS:

Current assets:

        Cash and cash equivalents           $ 4,514             $ 4,994

        Marketable securities                38,949              36,013

        Accounts receivable, net              8,408               9,590

        Inventories                          15,279              13,307

        Deferred income taxes                   909               1,940

        Prepaid and other                       866               1,329
                                            -------             -------

                  Total current assets       68,925              67,173

Property, plant and equipment, net            9,150               9,040

Deferred income taxes                           700                 600

Other assets                                  4,071               4,034
                                            -------             -------

              Total assets                  $82,846             $80,847
                                            =======             =======



















                See accompanying notes to condensed consolidated
                             financial statements.

                                     3 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                                                   July 31,          April 30,
                                                     2000              2000
                                                     ----              ----
                                                  (UNAUDITED)        (NOTE A)
                                                         (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Accounts payable - trade                   $   919           $ 1,019
        Accrued liabilities and other                3,103             3,989
                                                   -------           -------
                  Total current liabilities          4,022             5,008

Deferred compensation                                5,388             5,276
Deposit liability and other                         11,516            11,573
                                                   -------           -------
                  Total liabilities                 20,926            21,857
                                                   -------           -------

Stockholders' equity:
   Preferred stock  - $1.00 par value                  -0-               -0-
   Common stock  -  $1.00 par value                  9,009             9,009
   Additional paid - in capital                     38,342            37,929
   Retained earnings                                18,046            17,239
                                                   -------           -------
                                                    65,397            64,177

   Common stock reacquired and held
      in treasury - at cost,  948,841 shares
      at July 31, 2000 and 1,016,552 shares
      at April 30, 2000                             (3,483)           (3,644)
   Notes receivable  - common stock                   (115)             (115)
   Unearned compensation                               (16)              (20)
   Accumulated other comprehensive income (loss)       137            (1,408)
                                                   -------           -------
             Total stockholders' equity             61,920            58,990
                                                   -------           -------

      Total liabilities and stockholders' equity   $82,846           $80,847
                                                   =======           =======
















                See accompanying notes to condensed consolidated
                             financial statements.

                                     4 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,

                                   (Unaudited)

                                                 2000              1999
                                                 ----              ----
                                            (In thousands except per share data)


Net Sales                                         $8,893            $5,464
                                                  ------            ------

Cost of sales                                      4,981             3,072
Selling and administrative expenses                2,129             1,212
Research and development expense                   1,204             1,250
                                                  ------            ------
        Total operating expenses                   8,314             5,534
                                                  ------            ------
             Operating profit (loss)                 579               (70)

Other income (expense):
     Investment income                               743               740
     Interest expense                                (69)              (83)
     Other income (expense), net                     (56)               87
                                                  ------            ------
Earnings before provision for
        income taxes                               1,197               674
Provision for income tax                             390               230
                                                  ------            ------
Net earnings                                      $  807            $  444
                                                  ======            ======


Net earnings per common share
        Basic                                     $ 0.10            $ 0.06
                                                  ======            ======
        Diluted                                   $ 0.10            $ 0.06
                                                  ======            ======

Average shares outstanding

        Basic                                   8,031,530         7,556,129
                                                =========         =========
        Diluted                                 8,488,530         7,887,877
                                                =========         =========














                See accompanying notes to condensed consolidated
                             financial statements.

                                     5 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,

                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----
                                                            (In thousands)

Cash flows from operating activities:
  Net earnings                                        $  807           $  444
  Non-cash charges to earnings                           642              666
  Litigation settlement                                  245                -
  Net changes in assets and liabilities                 (889)           1,442
                                                      ------           ------
Net cash provided by operating activities                805            2,552

Cash flows from investing activities:
  (Purchase) Sale of marketable securities-net          (360)             463
  Other - net                                           (357)            (260)
                                                      ------           ------
Net cash (used in) provided by
   investing activities                                 (717)             203

Cash flows from financing activities:
  Dividends paid                                        (799)            (766)
  Other - net                                            231             (172)
                                                      ------           ------
Net cash used in financing activities                   (568)            (938)
                                                      ------           ------

         Net (decrease) increase in cash                (480)           1,817

         Cash at beginning of period                   4,994              567
                                                      ------           ------

         Cash at end of period                        $4,514           $2,384
                                                      ======           ======






















                See accompanying notes to condensed consolidated
                             financial statements.

                                     6 of 12

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2000 and the results of its operations and cash flows for the three months ended July 31, 2000 and 1999. The April 30, 2000 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows: Three months ended July 31,

                                               2000               1999
                                               ----               ----
  Basic EPS Shares outstanding
    (weighted average)                      8,031,530          7,556,129
  Effect of Dilutive Securities               457,000            331,748
                                           ----------         ----------
  Diluted EPS Shares outstanding            8,488,530          7,887,877
                                            =========          =========

        For the three months ended July 31, 2000, all exercisable options were included in the computation of diluted earnings per share. Options to purchase 258,375 shares of common stock were outstanding during the three months ended July 31, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the period. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

NOTE C - ACCOUNTS RECEIVABLE

        Accounts receivable at July 31, 2000 and April 30, 2000 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,854,000 and $2,584,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

        Inventories, which are reported net of reserves of $1,240,000 and $1,188,000 at July 31, 2000 and April 30, 2000, respectively, consist of the following:

                                            July 31, 2000       April 30, 2000
                                            -------------       --------------
                                                      (In thousands)

   Raw materials and Component parts          $ 7,101              $  6,188
   Work in progress                             8,178                 7,119
                                             --------              --------
                                              $15,279               $13,307
                                              =======               =======



                                     7 of 12

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

        For the three months ended July 31, 2000 and 1999, total comprehensive income was $2,352,000 and $267,000, respectively.

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

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                                 Three months ended July 31,
                                                  2000               1999
                                                  ----               ----
  Net sales:
      Commercial Communications                  $8,195             $4,615
      U.S. Government                               698                849
                                                 ------             ------
         Consolidated Sales                      $8,893             $5,464
                                                 ======             ======
  Operating profit (loss):
      Commercial Communications                  $1,038             $    9
      U.S. Government                               134                 20
      Corporate                                    (593)               (99)
                                                 ------             ------
    Consolidated Operating Profit (Loss)         $  579             ($  70)
                                                 ======             ======

                                             July 31, 2000     April 30, 2000
                                             -------------     --------------
  Identifiable assets:
      Commercial Communications                 $19,681            $18,447
      U.S. Government                             4,006              4,450
      Corporate                                  59,159             57,950
                                                -------            -------
         Consolidated Identifiable Assets       $82,846            $80,847
                                                =======            =======

NOTE G - SUBSEQUENT EVENTS

        Proposed settlement of outstanding litigation- In August 2000, the Company agreed to settle derivative stockholder litigation which had been brought against the Company in fiscal 1994. The terms of the proposed settlement require the Company to pay an aggregate of $245,000 in attorneys' fees and related costs. The proposed settlement is subject to notice to shareholders and Court approval. Such amount has been reflected in the operating results of the Company for the three-month period ended July 31, 2000. (see Part II- Item 1-Legal Proceedings.)

        Acquisition of Gillam, S.A.- On August 30, 2000, the Company announced the signing of a definitive agreement to acquire Gillam, S.A., a privately-held Belgian company which develops and manufactures wireline telcom synchronization, network monitoring, and power supply products. The Company will pay approximately $8.5 million in cash and 200,000 shares of Company stock for the stock of Gillam. Closing of the transaction is expected to take place in mid-September 2000.

                                     8 of 12

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The table below sets forth for the respective first quarters of fiscal years 2001 and 2000 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                              Three months ended
                                                    July 31,
                                             2000             1999
                                             ----             ----
  Net Sales

     Commercial Communications                92.2%            84.5%
     U.S. Government                           7.8             15.5
                                             -----            -----
                                             100.0            100.0

  Cost of Sales                               56.0             56.2
  Selling and administrative expenses         23.9             22.2
  Research and development expenses           13.5             22.9
                                             -----            -----
     Operating profit (loss)                   6.6             (1.3)

  Other income (expense)- net                  6.9             13.6
                                             -----            -----
  Pretax Income                               13.5             12.3
  Provision for income taxes                   4.4              4.2
                                             -----            -----
     Net earnings                              9.1%             8.1%
                                             =====            =====


For the three months ended July 31, 2000, operating profit increased by $649,000 over the loss incurred in the comparable period of fiscal year 2000 and net earnings increased by $363,000 (82%). These outcomes were principally the result of a 63% increase in sales for the first quarter of fiscal 2001 over the first quarter of last fiscal year. Results for the fiscal 2001 quarter were impacted by certain one-time legal and final settlement costs of approximately $300,000 relative to litigation initiated in fiscal 1994 and by costs incurred in connection with the Company's recently announced acquisition of Gillam S.A.

Gross margins held steady at approximately 44% of sales for the three months ended July 31, 2000 and 1999. Margins on commercial communications revenues were 45% as compared to 38% for U.S. Government programs. During the quarter ended July 31, 1999, gross margins on commercial communications sales were 46% while margins on U.S. Government programs were 31%. The improvement in U.S. Government margins in the fiscal 2001 period is attributable to the conclusion of certain unprofitable contracts for which loss reserves were recorded in prior years. With the present mix of commercial communications versus U.S. Government projects and recent contract bookings, the Company expects to maintain its profit margins at or near the current level for the remainder of fiscal 2001.

Selling and administrative costs for the quarter ended July 31, 2000, increased by $917,000 (76%) over the three months ended July 31, 1999. Of this increase, approximately $300,000 was incurred in connection with the proposed settlement of certain litigation (see Note G and Part II, Item 1- Legal Proceedings). Amortization of certain non-employee stock options was approximately $190,000 greater than that recorded in the prior year as a result of the rising value of the Company's common stock.

                                     9 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                                   (Continued)

In addition, the Company incurred higher sales and marketing costs, recorded accruals for incentive bonuses based on increased operating profits and incurred certain costs in connection with its proposed acquisition of Gillam, S.A. (Note
G). The Company anticipates that selling and administrative expenses will be greater in fiscal 2001 than those incurred in fiscal 2000, although, as a percentage of sales, the ratio is expected to decrease.

Research and development costs in the fiscal 2001 period decreased by $46,000 (4%) over the comparable three month period ended July 31, 1999. The Company continues to devote significant resources to develop new products and enhance existing products for the commercial communications market. The Company is developing products in support of third generation (3G) wireless infrastructure systems, products which increase the capability of existing TDMA and GSM systems
(EDGE), as well as products for interconnectivity with wireline and fiber optic networks. The Company anticipates that research and development spending will continue at approximately the same level for the remainder of fiscal 2001 but, as a percentage of sales, the ratio is expected to decline as sales increase. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense decreased by $126,000 (17%) in the three months ended July 31, 2000 from the comparable fiscal 2000 quarter. Interest expense decreased by $14,000 (17%) during the fiscal 2001 quarter compared to the period ended July 31, 1999 as a result of lower long-term obligations. Other income (expense), net, which consists principally of certain non-recurring transactions, was a net expense of $56,000 in fiscal 2001 versus net income of $87,000 in fiscal 2000, an earnings decrease of $143,000 (164%). In fiscal 2001, the Company incurred certain non-operating costs as compared to the prior year when this category included a benefit from the recovery of certain non-operating debts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $65 million at July 31, 2000 which is 4% higher than the $62 million in working capital at April 30, 2000. Included in working capital at July 31, 2000 is $43.5 million of cash, cash equivalents and marketable securities, including $12.8 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the three months ended July 31, 2000, was $805,000 compared to $2.6 million in the comparable fiscal 2000 quarter. In the fiscal 2001 period, noncash charges to earnings were offset by the net increase in assets and liabilities, principally growth in inventory less collections on accounts receivable. The fiscal 2000 result was achieved principally through collections on accounts receivable plus operating profits during the quarter. With improving operating profits, the Company anticipates that it will generate positive cash flow from operating activities this fiscal year.

Net cash used in investing activities for the three months ended July 31, 2000, was $717,000. Approximately $360,000 was used to make additional investments in marketable securities, principally securities issued by the U.S. government and its agencies. In addition, the Company acquired capital equipment for approximately $357,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $1 million on capital equipment during fiscal 2001. Internally generated cash will be adequate to acquire this capital equipment. In September 2000, the Company will acquire Gillam, S.A., a Belgian company, through payment of approximately $8.5 million and 200,000 shares of its common stock. The cash payment will be taken from the Company's cash and investment in marketable securities.

                                    10 of 12

                  Frequency Electronics, Inc. and Subsidiaries

                                   (Continued)

Net cash used in financing activities for the three months ended July 31, 2000, was $568,000 compared to $938,000 for the comparable fiscal 2000 quarter. Included in both fiscal quarters is payment of the Company's semiannual dividend in the aggregate amount of $799,000 and $766,000, respectively. Offsetting the fiscal 2001 cash outflow is approximately $288,000 received on the exercise of stock options to acquire approximately 64,000 shares of Company stock.

At July 31, 2000, the Company's backlog amounted to approximately $26 million compared to the approximately $24 million backlog at April 30, 2000. Of this backlog, approximately 90% is realizable during fiscal 2001.

"Safe Harbor" Statement under the Private Securities Litigation
 Reform Act of 1995:

The statements in this quarterly report on Form 10Q regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

                                     PART II

ITEM 1 - Legal Proceedings

     On August 2, 2000, a Stipulation of Settlement was executed by all parties and filed with the Court in the action pending against FEI and others in the Court of Chancery, State of Delaware, New Castle county, entitled In re Frequency Electronics, Inc., Derivative Litigation, Civil Action No. 13266: the proposed settlement calls for a total payment by FEI for legal fees and disbursements not exceeding $245,000; the proposed settlement is subject to notice to stockholders and Court approval.

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 31, 2000.

                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FREQUENCY ELECTRONICS, INC.
                                                    (Registrant)

Date:  September 14, 2000            BY: /s/ Joseph P. Franklin
                                        ---------------------------
                                           Joseph P. Franklin
                                           Chairman of the Board of Directors



Date: September 14, 2000             BY: /s/ Alan Miller
                                        --------------------
                                           Alan Miller
                                           Chief Financial Officer
                                           and Controller























                                    12 of 12