Form 10-Q
period 2000-10-31
FREQUENCY ELECTRONICS INC
filed 2000-12-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended October 31, 2000

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 11, 2000 - 8,283,200

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX

Part I.  Financial Information:                                    Page No.

   Item 1 - Financial Statements:

      Consolidated Condensed Balance Sheets -
          October 31, 2000 and April 30, 2000                        3-4

      Consolidated Condensed Statements of Operations

          Six Months Ended October 31, 2000 and 1999                  5

      Consolidated Condensed Statements of Operations

          Three Months Ended October 31, 2000 and 1999                6

      Consolidated Condensed Statements of Cash Flows

          Six Months Ended October 31, 2000 and 1999                  7

      Notes to Consolidated Condensed Financial Statements           8-10

   Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations        11-13


Part II.  Other Information:

       Item 1 - Legal Proceedings                                    14

       Item 6 - Exhibits and Reports on Form 8-K                     14

       Signatures                                                    15





















                                     2 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                          October 31,           April 30,
                                             2000                 2000
                                          (UNAUDITED)           (NOTE A)
                                                  (In thousands)

ASSETS:

Current assets:
        Cash and cash equivalents          $ 3,701             $ 4,994

        Marketable securities               31,981              36,013

        Accounts receivable, net            14,386               9,590

        Inventories                         21,823              13,307

        Deferred income taxes                1,340               1,940

        Prepaid and other                    1,044               1,329
                                           -------             -------
                  Total current assets      74,275              67,173

Property, plant and equipment, net          11,869               9,040

Deferred income taxes                        1,552                 600

Intangible assets                            3,890                   -

Other assets                                 4,432               4,034
                                           -------             -------

              Total assets                 $96,018             $80,847
                                           =======             =======

















                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                                                   October 31,         April 30,
                                                      2000               2000
                                                      ----               ----
                                                   (UNAUDITED)         (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current maturities of long-term debt               $   721            $     -
  Accounts payable - trade                             3,415              1,019
  Accrued liabilities and other                        7,106              3,989
                                                     -------            -------
            Total current liabilities                 11,242              5,008

Deferred compensation                                  5,606              5,276
Deposit liability and other                           12,608             11,573
                                                     -------            -------
            Total liabilities                         29,456             21,857
                                                     -------            -------

Minority interest in subsidiary                          198                  -

Stockholders' equity:
  Preferred stock  - $1.00 par value                     -0-                -0-
  Common stock  -  $1.00 par value                     9,164              9,009
  Additional paid - in capital                        42,067             37,929
  Retained earnings                                   18,689             17,239
                                                     -------            -------
                                                      69,920             64,177
  Common stock reacquired and held
        in treasury- at cost,
        880,740 shares at October 31,
        2000 and 1,016,552 shares at
        April 30, 2000                                (3,356)            (3,644)
  Other stockholders' equity                            (129)              (135)
  Accumulated other comprehensive loss                   (71)            (1,408)
                                                     -------            -------
            Total stockholders' equity                66,364             58,990
                                                     -------            -------
   Total liabilities and stockholders' equity        $96,018            $80,847
                                                     =======            =======













                See accompanying notes to consolidated condensed
                             financial statements.

                                     4 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                   2000              1999
                                                   ----              ----
                                            (In thousands except per share data)


Net Sales                                         $19,712           $11,500
Cost of sales                                      11,109             6,427
                                                  -------           -------
          Gross margin                              8,603             5,073

Selling and administrative expenses                 4,178             2,324
Research and development expenses                   2,366             2,490
                                                  -------           -------
          Operating profit                          2,059               259

Other income (expense):
     Investment income                              1,494             1,310
     Interest expense                                (150)             (161)
     Other income (expense), net                      (30)               24
                                                  -------           -------
Earnings before provision for income taxes          3,373             1,432

Income tax provision                                1,095               510
                                                  -------           -------
Net earnings                                      $ 2,278           $   922
                                                  =======           =======


Net earnings per common share
        Basic                                      $ 0.28            $ 0.12
                                                   ======            ======
        Diluted                                    $ 0.27            $ 0.12
                                                   ======            ======
Average shares outstanding
        Basic                                    8,109,624         7,566,569
                                                 =========         =========
        Diluted                                  8,567,859         7,933,654
                                                 =========         =========















                See accompanying notes to consolidated condensed
                             financial statements.

                                     5 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                   2000              1999
                                                   ----              ----
                                            (In thousands except per share data)


Net Sales                                         $10,819           $ 6,036
Cost of sales                                       6,128             3,355
                                                  -------           -------
          Gross Margin                              4,691             2,681

Selling and administrative expenses                 2,049             1,112
Research and development expenses                   1,162             1,240
                                                  -------           -------
          Operating profit                          1,480               329

Other income (expense)
     Investment income                                751               570
     Interest expense                                 (81)              (78)
     Other income (expense), net                       26               (63)
                                                  -------           -------
Earnings before provision for income taxes          2,176               758

Income tax provision                                  705               280
                                                  -------           -------
Net earnings                                      $ 1,471           $   478
                                                  =======           =======


Net earnings per common share
        Basic                                      $ 0.18            $ 0.06
                                                   ======            ======
        Diluted                                    $ 0.17            $ 0.06
                                                   ======            ======
Average shares outstanding
        Basic                                    8,187,718         7,577,010
                                                 =========         =========
        Diluted                                  8,646,789         7,979,270
                                                 =========         =========














                See accompanying notes to consolidated condensed
                             financial statements.

                                     6 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)

                                                      2000              1999
                                                      ----              ----
                                                          (In thousands)

Cash flows from operating activities:
  Net earnings                                     $ 2,278           $   922
  Non-cash charges to earnings                       1,392             1,496
  Net changes in other assets and liabilities       (1,381)              987
                                                   -------           -------
Net cash provided by operating activities            2,289             3,405

Cash flows from investing activities:
  Payment for acquisition, net of cash acquired     (8,054)                -
  Sale (purchase) of marketable securities           5,991              (978)
  Other - net                                         (812)             (438)
                                                   -------           -------
Net cash used in investing activities               (2,875)           (1,416)

Cash flows from financing activities:
  Payment of cash dividend                            (799)             (766)
  Payment of debt                                     (517)             (240)
  Proceeds from stock option exercises                 716                92
  Other - net                                         (115)             (102)
                                                   -------           -------
Net cash used in financing activities                 (715)           (1,016)

Effect of exchange rate changes
on cash and cash equivalents                             8                 -
                                                   -------           -------
     Net (decrease) increase in cash                (1,293)              973

     Cash at beginning of period                     4,994               567
                                                   -------           -------
     Cash at end of period                         $ 3,701           $ 1,540
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

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2000 and the results of its operations and cash flows for the six and three months ended October 31, 2000 and 1999. The April 30, 2000 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                           Periods ended October 31,
                                                Six months              Three months
                                                ----------              ------------
                                            2000         1999         2000         1999
                                            ----         ----         ----         ----
     Basic EPS Shares outstanding
       (weighted average)                8,109,624    7,566,569     8,187,718    7,577,010
     Effect of Dilutive Securities         458,235      367,085       459,071      402,260
                                         ---------    ---------     ---------    ---------
     Diluted EPS Shares outstanding      8,567,859    7,933,654     8,646,789    7,979,270
                                         =========    =========     =========    =========

     For the six- and three-month periods ended October 31, 2000, all exercisable options were included in the computation of diluted earnings per share. Options to purchase 258,375 shares of common stock were outstanding during the six and three months ended October 31, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2000 and April 30, 2000 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,915,000 and $2,584,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $1,098,000  and
     $1,188,000 at October 31, 2000 and April 30, 2000, respectively, consist of the following:

                                            October 31, 2000     April 30, 2000
                                            ----------------     --------------
                                                       (In thousands)

       Raw materials and Component parts         $ 9,061             $ 6,188
       Work in progress                           12,762               7,119
                                                 -------             -------
                                                 $21,823             $13,307
                                                 =======             =======



                                   8 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                   (Unaudited)

NOTE E -COMPREHENSIVE INCOME

     For the six months ended October 31, 2000 and 1999, total comprehensive income (loss) was $3,615,000 and ($586,000), respectively. For the second quarter of fiscal years 2001 and 2000, comprehensive income (loss) was 1,263,000 and ($853,000), respectively.

NOTE F - SEGMENT INFORMATION

     The Company operates under three reportable segments:

     1. Commercial communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
     2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
     3. Wireline and network synchronization systems - consists of the business of the Company's Belgian subsidiary, Gillam-FEI.

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                 Six months ended October 31,
                                                     2000               1999
                                                     ----               ----
    Net sales:
      Commercial Communications                    $17,535             $9,868
      U.S. Government                                1,587              1,632
      Gillam-FEI                                       590                  0
                                                   -------            -------
       Consolidated Sales                          $19,712            $11,500
                                                   =======            =======
    Operating profit (loss):
      Commercial Communications                    $ 2,504             $  189
      U.S. Government                                  325                290
      Gillam-FEI                                        86                  0
      Corporate                                       (856)              (220)
                                                   -------             ------
       Consolidated Operating Profit               $ 2,059             $  259
                                                   =======             ======

                                              October 31, 2000    April 30, 2000
                                              ----------------    --------------
    Identifiable assets:
      Commercial Communications                    $21,815            $18,447
      U.S. Government                                2,625              4,450
      Gillam-FEI                                    19,760                  0
      Corporate                                     51,818             57,950
                                                   -------            -------
       Consolidated Identifiable Assets            $96,018            $80,847
                                                   =======            =======

NOTE G - ACQUISITION OF GILLAM S.A.

     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. Gillam's business is based in the telecommunications market and targeted to four main fields:

                                     9 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                   (Unaudited)

      (i) "Network Synchronization"--managing timing and interconnectivity for communication networks; (ii) "Remote Control"--consisting of network monitoring systems; (iii) "Rural Telephony"--equipment designed to connect isolated subscribers to a telephone network via satellite and (iv) "Power Supplies" --produced through a subsidiary, for telecom service providers. The acquired company has been renamed Gillam-FEI.

     The Gillam acquisition was consummated pursuant to the terms of a Share Purchase Agreement dated as of August 29, 2000. Under terms of the agreement, the Company paid $8,400,264 in cash and issued 154,681 shares of common stock ("FEI stock") to acquire the outstanding stock of Gillam. Based upon the market value of FEI's stock on July 25, 2002, the Share Purchase Agreement may require the Company to issue to the Gillam shareholders up to 35,000 additional shares of FEI stock. Because the shares issued to the Gillam shareholders are restricted shares, they have been valued at approximately 65% of the average market price of FEI stock, as quoted on the American Stock Exchange, for the day immediately prior to, the day of, and the day immediately after the announcement of the acquisition. In addition, the Company paid approximately $469,000 in direct transaction costs. Thus, the total purchase price is approximately as follows:
                                                          (in thousands)
       Cash paid for Gillam shares                           $ 8,400
       Fair value of restricted shares issued                  3,465
       Direct transaction costs                                  469
                                                             -------
       Total purchase price                                  $12,334
                                                             =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $8,592,000 and to intangible assets, including goodwill and customer lists, of approximately $3,742,000. Goodwill will be amortized on the straightline method over 15 years.

     The accompanying condensed consolidated statements of operations for the six- and three-month periods ended October 31, 2000, include the results of operations of Gillam from September 13, 2000 through September 30, 2000. (Gillam will retain its April 1 to March 31 fiscal year for financial reporting purposes.) The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six months ended October 31, 2000 and 1999, adjusted to give effect to the acquisition of Gillam as of the beginning of each of the periods presented.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                         Pro forma
                                                Six months ended October 31
                                                2000                 1999
                                                ----                 ----
                                           (In thousands except per share data)

      Net Sales                               $24,113               $19,403
                                              -------               -------
      Operating Profit                         $2,290                $  550
                                               ------                ------
      Income from continuing operations        $2,202                $  960
                                               ======                ======
      Earnings per share- basic                $ 0.27               $ 0.12
                                               ======               ======
      Earnings per share- diluted              $ 0.25               $ 0.12
                                               ======               ======



                                    10 of 15

Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective six- and three-month periods of fiscal years 2001 and 2000:

                                                Six months         Three months
                                                    Periods ended October 31,
                                            2000       1999       2000     1999
                                            ----       ----       ----     ----
    Net Sales
       Commercial Communications            89.0%      85.8%      86.3%    87.0%
       US Government                         8.1       14.2        8.2     13.0
       Gillam-FEI                            2.9        0.0        5.5      0.0
                                           -----      -----      -----    -----
                                           100.0      100.0      100.0    100.0

    Cost of Sales                           56.4       55.9       56.6     55.6
    Selling and administrative expenses     21.2       20.2       18.9     18.4
    Research and development expenses       12.0       21.7       10.8     20.6
                                           -----      -----      -----    -----
       Operating profit                     10.4        2.2       13.7      5.4
    Other income (expense)- net              6.7       10.2        6.4      7.1
                                           -----      -----      -----    -----
    Pretax Income                           17.1       12.4       20.1     12.5
    Provision for income taxes               5.6        4.4        6.5      4.6
                                           -----      -----      -----    -----
       Net earnings                         11.5%       8.0%      13.6%     7.9%
                                           =====      =====      =====    =====

On September 13, 2000, the Company completed its acquisition of Gillam S.A., since renamed Gillam-FEI. The consolidated financial statements of the Company were impacted by this acquisition by inclusion of the results of operations for Gillam-FEI for the period from September 13, 2000 through September 30, 2000, the end of Gillam-FEI's fiscal second quarter.

For the six- and three-month periods ended October 31, 2000, the Company's revenues increased by 71% and 79%, respectively, over the same periods of fiscal 2000. Similarly, operating profit increased by $1.8 million (695%) and $1.15 million (350%), respectively, and net income improved by $1.36 million (147%) and $993,000 (208%), respectively. Excluding Gillam-FEI, revenues for the fiscal 2001 periods increased by 66% and 70%, respectively, over the same periods of fiscal 2000 and net income increased by 143% and 199%, respectively.

These outstanding results derive from continued growth in demand for the Company's proprietary technology products, including its commercial communications products for the cellular telephone infrastructure industry as well as wireless application products for the commercial satellite industry. The Company expects demand for such products to continue to grow. Consequently, the Company will experience continued growth in revenue and profitability. The rate of such growth is dependent on the specific requirements of the Company's customers which may vary over time.

Gross margins for the six- and three-month periods of fiscal 2001 were 44% and 43%, respectively, compared to 44% for each of the same periods ended October 31, 1999. Margins on commercial revenues, including Gillam-FEI, were 44% in each of the fiscal 2001 periods while gross margins on US Government revenues were 39% and 40%, respectively. These gross margin rates are comparable to

                                    11 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

the fiscal 2000 margins realized in these segments. In addition, during the fiscal 2001 periods, the Company has been engaged in a significant development effort which is customer-funded. The costs of this effort, which approximate the revenue recognized on the contract, are a component of cost of sales. If this development contract is excluded, aggregate gross margins for each of the fiscal 2001 periods would exceed 46%. The Company expects its overall gross margin rate to continue to exceed 40% of consolidated sales but the actual rate realized from quarter to quarter will vary based on product mix, as illustrated above.

Selling and administrative costs for the six- and three-month periods ended October 31, 2000, increased by $1.85 million (80%) and $937,000 (84%) compared to the same periods of fiscal year 2000. Excluding Gillam-FEI, the increases would be 75% and 74%, respectively. Of the increase, approximately $400,000 is attributable to settlement of certain litigation (see Part II, Item 1- Legal Proceedings) and related legal costs. Excluding these litigation-related costs, selling and administrative expenses as a percentage of sales would be less than 20% for the six-month period ended October 31, 2000, which is within the Company's target for these costs. However, the absolute dollar spending for selling and administrative expenses is expected to increase as the Company continues to grow. Examples of this growth include the cost of additional support personnel, greater sales and marketing expenditures, including commissions to sales representatives, and increases for incentive compensation programs that the Company initiated in prior years. In addition, amortization of certain non-employee stock options was approximately $200,000 greater in the six-month period ended October 31, 2000 than that recorded in the comparable period of the prior year as a result of the rising value of the Company's common stock.

Research and development costs in the fiscal 2001 periods decreased by $124,000 (5%) and $78,000 (6%), respectively, over the comparable six- and three-month periods ended October 31, 1999. Development spending by Gillam-FEI was not significant for the fiscal 2001 periods. The apparent decrease in research and development spending is not indicative of a decrease in the Company's development efforts. As indicated above, some of the Company's development spending during fiscal 2001 was customer-funded, thus decreasing self-funded research and development expenditures but increasing cost of sales. The Company continues to devote significant resources to develop new products and enhance existing products for the commercial communications market. The products in development will be used to increase the capability of existing TDMA and GSM systems (2.5G and EDGE) and to support the development of third generation (3G) wireless networks. The Company is supplying these products for beta-site field-testing of 2.5G and 3G systems. In addition, during the second quarter of fiscal 2001, the Company delivered the first R/T (receive/transmit) modules that utilize the Company's proprietary microwave technology to increase the throughput of fiber optic networks. The Company anticipates that research and development spending will continue at approximately the same level for the remainder of fiscal 2001, targeting aggregate spending at approximately 10% of revenues. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense increased by $141,000 (12%) and $267,000 (62%) in the six- and three-month periods ended October 31, 2000 from the comparable fiscal 2000 periods. Investment income increased by $184,000 (14%) and $181,000 (32%), respectively, in the fiscal year 2001 periods over the comparable 2000 periods. This is principally the result of net realized gains on the sale of certain marketable securities during the second quarter of fiscal 2001. Interest expense, including Gillam-FEI, was approximately the same in both the fiscal 2001 and 2000 periods. Other income (expense), net, which consists principally of certain non-recurring transactions, was a net expense of $30,000 for the six months of fiscal 2001 versus net income of $24,000 in fiscal 2000. For the second quarter of each fiscal year, the nature of these items switched to income of $26,000 in fiscal 2001 compared to $63,000 of expense in fiscal 2000. The net amount of these items generally has a nominal effect on the overall earnings of the Company.

                                    12 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $63 million at October 31, 2000 compared to working capital at April 30, 2000, of $62 million. Included in working capital at October 31, 2000 is approximately $36 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the six months ended October 31, 2000, was $2.3 million compared to a net cash inflow of $3.4 million in the comparable fiscal 2000 period. The principal cause for the decrease in cash flow in fiscal 2001 is due to a $2.5 million increase in inventory, partially offset by the $1.4 million increase in net earnings. Due to long lead time requirements for certain component parts and work in process inventory, the Company has built up its inventory levels in order to meet the increased demand for its products. The Company anticipates that it will continue to generate positive cash flow from operating activities for the balance of fiscal year 2001.

Net cash used in investing activities for the six months ended October 31, 2000, was $2.9 million. The major transaction during the six-month period was the acquisition of the shares of Gillam S.A. for which the Company paid an aggregate of $8.8 million, including transaction costs. This purchase was partially funded by the redemption of certain marketable securities of approximately $6 million and was also offset by the acquired cash of Gillam-FEI of approximately $758,000. In addition, the Company acquired additional capital equipment for approximately $800,000. The Company may continue to acquire or redeem marketable securities as dictated by its investment opportunities as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its test and production processes and intends to spend approximately $2 million on capital equipment during fiscal 2001. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the six months ended October 31, 2000, was $715,000 compared to $1.0 million for the comparable fiscal 2000 period. Included in the fiscal 2001 amount is payment of the Company's semi-annual dividend in the aggregate amount of $799,000. An additional $632,000 was used to make regularly scheduled long-term liability payments, including $517,000 paid by Gillam-FEI. These outflows were partially offset by receipts of $716,000 from certain employees and independent contractors in connection with stock option exercises.

Although insignificant in the current period, new features included in the Company's balance sheet and statement of cash flows are adjustments for foreign currency fluctuations. During the six-month period ended October 31, 2000, such fluctuations added $8,000 of cash to the Company's reported balance sheet. In the equity section of the balance sheet, included in accumulated other comprehensive income (loss) is a foreign currency translation gain of $242,000. The recent volatility experienced in rates of exchange between the US dollar and the Euro, indicates that future currency adjustments could be substantial.

Backlog

At October 31, 2000, the Company's backlog amounted to approximately $45 million compared to the approximately $24 million backlog at April 30, 2000. Of this backlog, approximately $5 million is attributable to Gillam-FEI. The Company expects to realize more than 90% of this backlog in the next 12 months.

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

                                     PART II

ITEM 1 - Legal Proceedings

     On August 2, 2000, a Stipulation of Settlement was executed by all parties and filed with the Court in the action pending against FEI and others in the Court of Chancery, State of Delaware, New Castle county, entitled In re Frequency Electronics, Inc., Derivative Litigation, Civil Action No. 13266: the proposed settlement called for a total payment by FEI for legal fees and disbursements not exceeding $245,000; the proposed settlement was subject to notice to stockholders and Court approval. On October 4, 2000, the Court issued an Order and Final Judgment of Dismissal of Derivative Action and awarded attorneys' fees and expenses in the amount of $218,684. FEI paid such fees and expenses in October 2000.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b) On September 28, 2000, the Company's report on Form 8-K, containing disclosure under Item 2-Acquisition or Disposition of Assets and Item 7- Financial Statements and Exhibits, was filed with the Securities and Exchange Commission. This filing provided information on the Company's acquisition of Gillam S.A. The Form 8-K filing was amended on November 27, 2000 to file the audited financial statements of Gillam S.A. for the year ended March 31, 2000 and the pro forma financial statements of the Registrant for the year ended April 30, 2000.

(c) On October 20, 2000, the Company's report on Form 8-K, containing disclosure under Item 5 thereof (declaration of semi-annual dividend), was filed with the Securities and Exchange Commission.

(d) On November 1, 2000, the Company's report on Form 8-K, containing disclosure under Item 5 thereof (litigation settlement), was filed with the Securities and Exchange Commission.

                                    14 of 15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FREQUENCY ELECTRONICS, INC.
                                                (Registrant)

Date:  December 15, 2000                BY  /s/ Joseph P. Franklin
                                            ----------------------
                                                Joseph P. Franklin
                                                Chief Executive Officer

Date: December 15, 2000                 BY  /s/ Alan Miller
                                            ---------------
                                                Alan Miller
                                                Chief Financial Officer
                                                and Treasurer

                                    15 of 15