Form 10-Q
period 2001-01-31
FREQUENCY ELECTRONICS INC
filed 2001-03-19
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended January 31, 2001

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 2001 - 8,286,660

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX

Part I.  Financial Information:                                      Page No.

  Item 1 - Financial Statements:

      Consolidated Condensed Balance Sheets -
          January 31, 2001 and April 30, 2000                          3-4

      Consolidated Condensed Statements of Operations

          Nine months Ended January 31, 2001 and 2000                   5

      Consolidated Condensed Statements of Operations

          Three Months Ended January 31, 2001 and 2000                  6

      Consolidated Condensed Statements of Cash Flows

          Nine months Ended January 31, 2001 and 2000                   7

      Notes to Consolidated Condensed Financial Statements             8-10

  Item 2 - Management's Discussion and Analysis of

          Financial Condition and Results of Operations                11-14


Part II.  Other Information:

       Item 1 - Legal Proceedings                                      14

       Item 6 - Exhibits and Reports on Form 8-K                       14

       Signatures                                                      15












                                     2 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                 January 31,         April 30,
                                                    2001               2000
                                                    ----               ----
                                                 (UNAUDITED)         (NOTE A)
                                                        (In thousands)

ASSETS:

Current assets:
        Cash and cash equivalents                $  3,951           $ 4,994

        Marketable securities                      33,875            36,013

        Accounts receivable, net                   15,975             9,590

        Inventories                                21,127            13,307

        Deferred income taxes                       1,234             1,940

        Prepaid and other                           1,324             1,329
                                                 --------           -------

                  Total current assets             77,486            67,173

Property, plant and equipment, net                 11,845             9,040

Deferred income taxes                               1,459               600

Intangible assets                                   5,532                 -

Other assets                                        4,576             4,034
                                                 --------           -------

              Total assets                       $100,898           $80,847
                                                 ========           =======

















                See accompanying notes to consolidated condensed
                             financial statements.

                                     3 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                                                     January 31,       April 30,
                                                        2001             2000
                                                        ----             ----
                                                     (UNAUDITED)       (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current maturities of long-term debt                $    793                -
  Accounts payable - trade                               3,662          $ 1,019
  Accrued liabilities and other                          7,876            3,989
                                                      --------          -------
            Total current liabilities                   12,331            5,008

Deferred compensation                                    5,725            5,276
Deposit liability and other                             12,523           11,573
                                                      --------          -------
            Total liabilities                           30,579           21,857
                                                      --------          -------

Minority interest in subsidiary                            208                -

Stockholders' equity:
  Preferred stock  - $1.00 par value                       -0-              -0-
  Common stock  -  $1.00 par value                       9,164            9,009
  Additional paid - in capital                          42,913           37,929
  Retained earnings                                     20,321           17,239
                                                      --------          -------
                                                        72,398           64,177

  Common stock  reacquired and held in treasury
    -at cost, 877,279 shares at January 31,
     2001 and 1,016,552 shares at April 30, 2000        (3,258)          (3,644)
  Other stockholders' equity                              (126)            (135)
  Accumulated other comprehensive income (loss)          1,097           (1,408)
                                                      --------          -------
            Total stockholders' equity                  70,111           58,990
                                                      --------          -------

        Total liabilities and stockholders' equity    $100,898          $80,847
                                                      ========          =======













                See accompanying notes to consolidated condensed
                             financial statements.

                                     4 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,

                                   (Unaudited)

                                                   2001             2000
                                                   ----             ----
                                            (In thousands except per share data)


Net Sales                                         $34,905          $18,617
Cost of sales                                      20,470           10,400
                                                  -------          -------
          Gross margin                             14,435            8,217

Selling and administrative expenses                 7,145            3,822
Research and development expenses                   3,500            3,625
                                                  -------          -------
          Operating profit                          3,790              770

Other income (expense):
     Investment income                              2,423            2,891
     Interest expense                                (242)            (235)
     Other income (expense), net                      (39)            (191)
                                                  -------          -------
Earnings before minority interest and
        provision for income taxes                  5,932            3,235

Minority interest in income of
        consolidated subsidiary                         4                -
                                                  -------          -------
Earnings before provision for income taxes          5,928            3,235

Income tax provision                                2,018            1,110
                                                  -------          -------
Net earnings                                      $ 3,910          $ 2,125
                                                  =======          =======


Net earnings per common share
        Basic                                      $ 0.48           $ 0.28
                                                   ======           ======
        Diluted                                    $ 0.46           $ 0.27
                                                   ======           ======
Average shares outstanding
        Basic                                    8,167,970        7,583,586
                                                 =========        =========
        Diluted                                  8,464,346        7,950,670
                                                 =========        =========











                See accompanying notes to consolidated condensed
                             financial statements.

                                     5 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                         Three Months Ended January 31,

                                   (Unaudited)

                                                     2001           2000
                                                     ----           ----
                                            (In thousands except per share data)

Net Sales                                           $15,193        $ 7,117
Cost of sales                                         9,361          3,973
                                                    -------        -------
          Gross Margin                                5,832          3,144

Selling and administrative expenses                   2,967          1,498
Research and development expenses                     1,134          1,135
                                                    -------         ------
          Operating profit                            1,731            511

Other income (expense)
     Investment income                                  929          1,581
     Interest expense                                   (92)           (74)
     Other income (expense), net                         (9)          (215)
                                                    -------        -------
Earnings before minority interest and
        provision for income taxes                    2,559          1,803

Minority interest in income of
        consolidated subsidiary                           3              -
                                                    -------        -------
Earnings before provision for income taxes            2,556          1,803

Income tax provision                                    923            600
                                                    -------        -------
Net earnings                                        $ 1,633        $ 1,203
                                                    =======        =======


Net earnings per common share
        Basic                                        $ 0.20         $ 0.16
                                                     ======         ======
        Diluted                                      $ 0.19         $ 0.15
                                                     ======         ======
Average shares outstanding
        Basic                                      8,285,506       7,543,659
                                                   =========       =========
        Diluted                                    8,554,436       7,945,919
                                                   =========       =========










                See accompanying notes to consolidated condensed
                             financial statements.

                                     6 of 15

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows

                          Nine months Ended January 31,
                                   (Unaudited)

                                                          2001         2000
                                                          ----         ----
                                                            (In thousands)

Cash flows from operating activities:
  Net earnings                                          $ 3,910        $ 2,125
  Gain on sale of marketable securities                    (456)        (1,273)
  Non-cash charges to earnings                            2,135          2,192
  Net changes in other assets and liabilities              (610)           839
                                                        -------        -------
Net cash provided by operating activities                 4,979          3,883

Cash flows from investing activities:
  Payment for acquisition, net of cash acquired          (8,208)             -
  Proceeds from sale of marketable securities             7,150          6,717
  Purchase of marketable securities                      (2,317)        (3,303)
  Other - net                                            (1,027)          (592)
                                                        -------        -------
Net cash (used in) provided by investing activities      (4,402)         2,822

Cash flows from financing activities:
  Payment of cash dividend                               (1,627)        (1,532)
  Payment of debt                                          (573)          (529)
  Proceeds from stock option exercises                      716            382
  Other - net                                              (175)             -
                                                        -------        -------
Net cash used in financing activities                    (1,659)        (1,679)

Effect of exchange rate changes
on cash and cash equivalents                                 39              -
                                                        -------        -------

  Net (decrease) increase in cash                        (1,043)         5,026

  Cash at beginning of period                             4,994            567
                                                        -------        -------
  Cash at end of period                                 $ 3,951        $ 5,593
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

                                     7 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2001 and the results of its operations and cash flows for the nine and three months ended January 31, 2001 and 2000. The April 30, 2000 consolidated condensed balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                               Periods ended January 31,
                                         Nine months            Three months
                                         -----------            ------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
  Basic EPS Shares outstanding
    (weighted average)             8,167,970   7,583,586   8,285,506   7,543,659
  Effect of Dilutive Securities      296,376     367,084     268,930     402,260
                                   ---------   ---------   ---------   ---------
  Diluted EPS Shares outstanding   8,464,346   7,950,670   8,554,436   7,945,919
                                   =========   =========   =========   =========

     Options to purchase 265,000 and 258,375 shares of common stock were outstanding during the nine- and three-month periods ended January 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2001 and April 30, 2000 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,499,000 and $2,584,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

        Inventories, which are reported net of reserves of $1,180,000 and $1,188,000 at January 31, 2001 and April 30, 2000, respectively, consist of the following:

                                         January 31, 2001       April 30, 2000
                                         ----------------       --------------
                                                     (In thousands)

   Raw materials and Component parts          $ 8,582            $  6,188
   Work in progress                            12,545               7,119
                                             --------            --------
                                              $21,127             $13,307
                                              =======             =======

                                     8 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE E -COMPREHENSIVE INCOME

     For the nine months ended January 31, 2001 and 2000, total comprehensive income was $5,524,000 and $965,000, respectively. For the third quarter of fiscal years 2001 and 2000, comprehensive income was $1,910,000 and $1,551,000, respectively.

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

        The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                             Nine months ended January 31,
                                                2001               2000
                                                ----               ----
Net sales:
  Commercial Communications                   $27,865            $15,837
  U.S. Government                               2,610              2,780
  Wireline and Network Synchronization          4,508                  0
  less intercompany sales                         (78)                 -
                                              -------            -------
     Consolidated Sales                       $34,905            $18,617
                                              =======            =======
Operating profit (loss):
  Commercial Communications                   $ 4,206             $  657
  U.S. Government                                 513                689
  Wireline and Network Synchronization            186                  0
  Corporate                                    (1,115)              (576)
                                              -------             ------
     Consolidated Operating Profit            $ 3,790             $  770
                                              =======             ======

                                         January 31, 2001    April 30, 2000
                                         ----------------    --------------
Identifiable assets:
  Commercial Communications                  $ 23,353            $18,447
  U.S. Government                               1,898              4,450
  Wireline and Network Synchronization         21,305                  0
  Corporate                                    54,342             57,950
                                            ---------           --------
     Consolidated Identifiable Assets        $100,898            $80,847
                                             ========            =======

NOTE G - ACQUISITION OF GILLAM S.A.

     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. Gillam's business is based in the telecommunications market and targeted to four main areas:

                                     9 of 15

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

      (i) "Wireline Network Synchronization"--managing timing and interconnectivity for communication networks; (ii) "Remote Control"--consisting of network monitoring systems; (iii) "Rural Telephony"--equipment designed to connect isolated subscribers to a telephone network via satellite and (iv) "Power Supplies" --produced through a subsidiary, for telecom service providers. The acquired company has been renamed Gillam-FEI.

     The Gillam acquisition was consummated pursuant to the terms of a Share Purchase Agreement dated as of August 29, 2000. Under terms of the agreement, the Company paid $8,400,264 in cash and issued 154,681 shares of common stock ("FEI stock") to acquire the outstanding stock of Gillam. Based upon the market value of FEI's stock on July 25, 2002, the Share Purchase Agreement may require the Company to issue to the Gillam shareholders up to 35,000 additional shares of FEI stock. In addition, the Company paid approximately $487,000 in direct transaction costs. Thus, the total purchase price is approximately as follows:

                                       (in thousands)
       Cash paid for Gillam shares                           $ 8,400
       Fair value of restricted shares issued                  3,465
       Direct transaction costs                                  487
                                                             -------
       Total purchase price                                  $12,352
                                                             =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $7,422,000 and to intangible assets, principally goodwill, of approximately $4,930,000. Goodwill will be amortized on the straightline method over 15 years.

     The accompanying condensed consolidated statements of operations for the nine- and three-month periods ended January 31, 2001, include the results of operations of Gillam from September 13, 2000 through December 31, 2000. (Gillam will retain its April 1 to March 31 fiscal year for financial reporting purposes.) The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine months ended January 31, 2001 and 2000, adjusted to give effect to the acquisition of Gillam as of the beginning of each of the periods presented.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                       Pro forma
                                             Nine months ended January 31
                                              2001                 2000
                                              ----                 ----
                                         (In thousands except per share data)

     Net Sales                              $39,374               $29,260
                                            -------               -------
     Operating Profit                        $3,505               $ 1,276
                                             ------               -------
     Income from continuing operations       $3,510               $ 2,118
                                             ======               =======
     Earnings per share- basic               $ 0.43                $ 0.27
                                             ======                ======
     Earnings per share- diluted             $ 0.41               $ 0.26
                                             ======                ======




                                    10 of 15

Item 2.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective nine- and three-month periods of fiscal years 2001 and 2000:

                                           Nine months           Three months
                                                Periods ended January 31,
                                         2001       2000       2001       2000
                                         ----       ----       ----       ----
 Net Sales
  Commercial Communications              79.6%      85.1%      67.5%      83.9%
  US Government                           7.5       14.9        6.7       16.1
  Wireline and Network
        Synchronization                  12.9        0.0       25.8        0.0
                                        -----      -----      -----      -----
                                        100.0      100.0      100.0      100.0

 Cost of Sales                           58.6       55.9       61.6       55.8
 Selling and administrative expenses     20.5       20.5       19.5       21.1
 Research and development expenses       10.0       19.5        7.5       15.9
                                        -----      -----      -----      -----
  Operating profit                       10.9        4.1       11.4        7.2

 Other income (expense)- net              6.1       13.2        5.4       18.1
                                        -----      -----      -----      -----
 Pretax Income                           17.0       17.3       16.8       25.3
 Provision for income taxes               5.8        5.9        6.1        8.4
                                        -----      -----      -----      -----
        Net earnings                     11.2%      11.4%      10.7%      16.9%
                                         ====       ====       ====       ====

On September 13, 2000, the Company completed its acquisition of Gillam S.A., since renamed Gillam-FEI. The consolidated financial statements of the Company were impacted by this acquisition by inclusion of the results of operations for Gillam-FEI for the period from September 13, 2000 through December 31, 2000, the end of Gillam-FEI's fiscal third quarter.

For the nine- and three-month periods ended January 31, 2001, the Company's revenues increased by 87% and 113%, respectively, over the same periods of fiscal 2000. Similarly, operating profit increased by $3.0 million (392%) and $1.2 million (239%), respectively, and net income improved by $1.78 million (84%) and $430,000 (36%), respectively. Excluding Gillam-FEI, revenues for the fiscal 2001 periods increased by 63% and 59%, respectively, over the same periods of fiscal 2000 and net income increased by 82% and 33%, respectively.

These outstanding results derive from continued growth in demand for the Company's leading edge technology products, which include timing, frequency and synchronization applications for wireless, wireline and optical networks, along with ongoing space and defense projects. The Company expects demand for such products to continue to grow. Consequently, the Company will experience continued growth in revenue and profitability. The rate of such growth is dependent on the specific requirements of the Company's customers which may vary over time.

Gross margins for the nine- and three-month periods of fiscal 2001 were 41% and 38%, respectively, compared to 44% for each of the same periods ended January 31, 2000. Cost of sales in fiscal 2001 includes the writedown of a portion of the "step-up" value of acquired inventory resulting from the acquisition of Gillam-FEI. This reduced gross margin by $142,000 in both fiscal 2001 periods. Margins on commercial revenues, including Gillam-FEI, were 42% for the nine-month period and 38% for the three-month period ended January 31, 2001 while gross margins on US Government revenues were 38% in each of the periods.

                                    11 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

The reduced gross margin rates in the fiscal 2001 periods are attributable to product mix, including the impact of revenues from the Company's European subsidiaries where the cost structure is typically greater than in the United States. In addition, during the fiscal 2001 periods, the Company has been engaged in two significant development efforts which are customer-funded. The costs of these efforts, which approximate the revenue recognized on the contracts, are a component of cost of sales. If these development contracts are excluded, aggregate gross margins for each of the fiscal 2001 periods would exceed 40%. The Company targets its overall gross margin rate to exceed 40% of consolidated sales but the actual rate realized from quarter to quarter will vary, as illustrated above.

Selling and administrative costs for the nine- and three-month periods ended January 31, 2001, increased by $3.32 million (87%) and $1.47 million (98%) compared to the same periods of fiscal year 2000. Excluding expenses incurred by Gillam-FEI, including amortization of goodwill of approximately $100,000, the increases would be 66% and 52%, respectively. Of the increase, approximately $219,000 is attributable to settlement of certain litigation (see Part II, Item 1- Legal Proceedings) and related legal costs of $432,000 incurred during the nine-month period. Excluding these litigation-related costs, selling and administrative expense as a percentage of sales would be less than 20% for the nine-month period ended January 31, 2001, which is within the Company's target for these costs. However, the absolute dollar spending for selling and administrative expenses is expected to increase as the Company continues to grow. Examples of this growth include the cost of additional support personnel, greater sales and marketing expenditures, including commissions to sales representatives, and increases for management incentive compensation programs based on increased profitability. In addition, amortization of certain non-employee stock options was approximately $230,000 greater in the nine-month period ended January 31, 2001 than that recorded in the comparable period of the prior year as a result of the rising value of the Company's common stock.

Research and development costs in the nine-month period ended January 31, 2001 decreased by $125,000 (3%) compared to the same period of fiscal 2000. For the three-months ended January 31, 2001 and 2000, development spending was essentially the same in each period. Development spending by Gillam-FEI was not significant for the fiscal 2001 periods. The apparent slowing of research and development spending is not indicative of a decrease in the Company's development efforts. As indicated above, some of the Company's development spending during fiscal 2001 was customer-funded, thus decreasing self-funded research and development expenditures but increasing cost of sales. The Company continues to devote significant resources to develop new products and enhance existing products for the commercial communications market. The products in development will be used to increase the capability of existing TDMA and GSM systems (2.5G and EDGE) and to support the development of third generation (3G) wireless networks. The Company is supplying these products for beta-site field-testing of 2.5G and 3G systems. In response to the large domestic demand and growing need for highly sophisticated wireline synchronization units, the Company is accelerating its development effort to configure Gillam-FEI's wireline synchronization units to U.S. standards for introduction into domestic networks. In addition, during the second quarter of fiscal 2001, the Company delivered the first R/T (receive/transmit) modules that utilize the Company's proprietary microwave technology to increase the throughput of fiber optic networks. The Company anticipates that research and development spending will continue at approximately the same level for the remainder of fiscal 2001, targeting aggregate spending at approximately 10% of revenues. Internally generated cash and cash reserves will be adequate to fund this development effort.

Net nonoperating income and expense decreased by $323,000 (13%) and $464,000 (36%) in the nine- and three-month periods ended January 31, 2001 from the comparable fiscal 2000 periods. Investment income decreased by $468,000 (16%) and $652,000 (41%), respectively, in the fiscal year 2001 periods over the comparable 2000 periods. This is principally the result of lower net realized gains on the sale of certain marketable securities during the third quarter of

                                    12 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

fiscal 2001 versus gains realized in fiscal 2000. Interest expense, including Gillam-FEI, was approximately the same in both the fiscal 2001 and 2000 periods. Other income (expense), net, which consists principally of certain non-recurring transactions, was a net expense of $39,000 and $9,000 for the nine- and three-month periods of fiscal 2001 versus expense of $191,000 and $215,000 in the same periods of fiscal 2000. The fiscal 2000 periods included professional fees incurred in connection with the acquisition and subsequent sale of certain marketable securities and $90,000 in settlement of prior year property taxes related to the Company's former real estate holdings. The net amount of these items is generally nominal.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $65 million at January 31, 2001 compared to working capital at April 30, 2000, of $62 million. Included in working capital at January 31, 2001 is approximately $38 million of cash, cash equivalents and marketable securities, including $12 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the nine months ended January 31, 2001, was $5.0 million compared to a net cash inflow of $3.9 million in the comparable fiscal 2000 period. The increase in cash flow in fiscal 2001 is primarily due to the $1.8 million improvement in earnings plus growth in accrued liabilities and accounts payable offset by a $2.5 million increase in inventory. Due to long lead time requirements for certain component parts and work in process inventory, the Company has built up its inventory levels in order to meet the increased demand for its products. The Company anticipates that it will continue to generate positive cash flow from operating activities for the balance of fiscal year 2001 and into the following fiscal year.

Net cash used in investing activities for the nine months ended January 31, 2001, was $4.4 million. The major transaction during the nine-month period was the acquisition of the shares of Gillam S.A. for which the Company paid an aggregate of $8.9 million, including transaction costs. This purchase was partially funded by the redemption of certain marketable securities of approximately $6.2 million and was also offset by the acquired cash of Gillam-FEI of approximately $758,000. The Company also acquired and sold other marketable securities that resulted in a net application of cash of $1.4 million. The Company may continue to acquire or redeem marketable securities as dictated by its investment opportunities as well as by the cash requirements for its development activities. In addition, the Company acquired capital equipment for approximately $1.03 million. The Company will continue to acquire more efficient equipment to automate its test and production processes and to expand its production capabilities. The Company intends to spend approximately $1.5 million on capital equipment during fiscal 2001 and is targeting to spend an additional $1.5 million in fiscal 2002. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2001, was $1.66 million which is comparable to the amount used in the same period of fiscal 2000. Included in the fiscal 2001 amount is payment of the Company's semi-annual dividend in the aggregate amount of $1.63 million. An additional $748,000 was used to make regularly scheduled long-term liability payments, including $573,000 paid by Gillam-FEI. These outflows were partially offset by receipts of $716,000 from certain employees and independent contractors in connection with stock option exercises.

Backlog

At January 31, 2001, the Company's backlog amounted to approximately $48 million compared to the approximately $24 million backlog at April 30, 2000. Of this backlog, approximately $9 million is attributable to Gillam-FEI. The Company expects to realize more than 90% of this backlog in the next 12 months.

                                    13 of 15

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

Foreign Currency Exchange Exposure

Included in the Company's balance sheet and statement of cash flows are adjustments for foreign currency fluctuations. During the nine-month period ended January 31, 2001, such fluctuations added $39,000 of cash to the Company's reported balance sheet. In the equity section of the balance sheet, included in accumulated other comprehensive income is a foreign currency translation gain of $1,162,000. As indicated by the recent volatility experienced in rates of exchange between the US dollar and the Euro, future currency adjustments could be substantial. The Company has not entered into any hedging transactions relative to foreign exchange issues but may do so in the future.

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

ITEM 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits - None

    (b) On March 14, 2001, Registrant's report on Form 8-K, containing disclosure under Item 5 thereof (declaration of semi-annual dividend), was filed with the Securities and Exchange Commission.

    (c) On November 27, 2000, Registrant filed with the SEC an amendment to Form 8-K containing disclosures under Item 2- Acquisition or Disposition of Assets and Item 7- Financial Statements and Exhibits, reporting the audited financial statements of Gillam S.A. for the year ended March 31, 2000 and the pro forma financial statements of the Registrant for the year ended April 30, 2000.

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

                                       FREQUENCY ELECTRONICS, INC.
                                                (Registrant)

Date:  March 19, 2001                  BY  /s/ Joseph P. Franklin
                                           ----------------------
                                               Joseph P. Franklin
                                               Chairman of the Board

Date: March 19, 2001                   BY  /s/ Alan Miller
                                           ---------------
                                               Alan Miller
                                               Chief Financial Officer
                                               and Treasurer
























                                    15 of 15