Form 10-K
period 2001-04-30
FREQUENCY ELECTRONICS INC
filed 2001-07-30
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended April 30, 2001

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name  of  each   exchange
       Title of each class                              on which registered
       -------------------                              -------------------
Common Stock (par value $1.00 per share)           American Stock Exchange, Inc.
---------------------------------------            -----------------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 23, 2001 - $123,200,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 23, 2001 - 8,300,450

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 3, 2001.

                           (Cover page 1 of 58 pages)
                            Exhibit Index at Page 51

                                     PART I
Item 1.  Business
-------  --------
GENERAL DISCUSSION
     Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or "Company") was founded in 1961 as a research and development firm in the technology of time and frequency control. Unless the context indicates otherwise, references to the Registrant or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to "FEI" are to the parent company alone and do not refer to any of the subsidiaries.
     Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.
     The current  authorized  capital of the  Registrant  consists of 20,000,000 shares of $1.00 par value common stock, of which 8,291,270 shares were outstanding at April 30, 2001, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.
     The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications. The Company's technologies provide unique solutions that are essential building blocks for the next generation of broadband wireless and fiber optic communications systems, and for the ongoing expansion of existing wireless and wireline networks. The Company's mission is to provide the most advanced control of frequency and time- essential factors for synchronizing voice, video and data transmissions in communications networks and in certain military and space applications.
     The Company has segmented its operations into three  principal  industries:
(1) products for commercial communications which are based either on the ground or in space, (2) the business of Gillam-FEI, principally wireline and network synchronization systems and (3) products used by the United States Government for defense or space applications. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign. Gillam-FEI is the Company's newly acquired Belgian subsidiary. (See discussion below under Fiscal 2001 Significant Events.)

     In the mid-1990's, the Company transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products found in both ground-based communication stations and on-board commercial satellites. The Company also continues to support the United States government with products for defense and space applications principally with COTS (commercial off-the-shelf) products. Products delivered by its newly acquired subsidiary, Gillam-FEI, are providing essential network monitoring and wireline synchronization products for a variety of industries and telecommunications providers in Europe, Africa, Latin America, the Middle East and Asia.

FISCAL 2001 SIGNIFICANT EVENTS

      Acquisition of Gillam, S.A.
      ---------------------------
     On  September  13,  2000,   the  Company   completed  its   acquisition  of
substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. The acquired company
has   been   renamed   Gillam-FEI.   Gillam's   business   is   based   in   the
telecommunications market and targeted to four main areas:
         (i) "Wireline Network Synchronization" -- managing timing and interconnectivity for communication networks; (ii) "Remote Control"-consisting of network monitoring systems; (iii)"Rural Telephony"--equipment designed to connect isolated subscribers to a telephone network via satellite and (iv) "Power Supplies" --produced through a subsidiary, for telecom service providers.

     The Gillam acquisition was consummated pursuant to the terms of a Share Purchase Agreement dated as of August 29, 2000. Under terms of the agreement, the Company paid $8,400,264 in cash and issued 154,681 shares of common stock ("FEI stock") to acquire the outstanding stock of Gillam. Based upon the market value of FEI's stock on July 25, 2002, the Share Purchase Agreement may require the Company to issue to the Gillam shareholders up to 35,000 additional shares of FEI stock. In addition, the Company paid approximately $496,000 in direct transaction costs. Thus, the total purchase price is approximately as follows:
                                                       (in thousands)
    Cash paid for Gillam shares                           $ 8,400
    Fair value of restricted shares issued                  3,465
    Direct transaction costs                                  496
                                                          -------
    Total purchase price                                  $12,361
                                                          =======

     The Gillam acquisition was treated as a purchase. The purchase price was allocated to net assets acquired of approximately $7,282,000 and to goodwill, of approximately $5,079,000. Goodwill in fiscal 2001 was amortized on the straightline method using a 15-year life. As of May 1, 2001, under the provisions of Statement 142 of the Financial Accounting Standards Board, "Goodwill and Other Intangible Assets", goodwill will not be amortized but will be tested periodically for impairment.

      Insurance Reimbursement
      -----------------------
     On April 18, 2001, the Company settled an action which FEI had initiated in the prior year against National Union Fire Insurance Company ("National Union"). In May 2001, under terms of the settlement, National Union paid the Company $3.0 million, FEI released its claims and the legal action was discontinued. In fiscal 1999, the Company received $4.5 million from Associated International Insurance Company. In June 2001, FEI initiated an arbitration proceeding to seek reimbursement from a third insurance carrier. (See Item 3. Legal Proceedings and Note 9 to the accompanying financial statements.)

REPORTABLE SEGMENTS

     The Company designs, develops, manufactures and markets precision time and frequency control products for three principal markets: (1) commercial communications applications, either space- or ground-based, (2) wireline synchronization and network monitoring systems produced by Gillam-FEI, and (3) the traditional heritage U.S. Government and military markets.
     Wireline and network synchronization products manufactured by the Company's wholly-owned subsidiary, Gillam-FEI, are currently sold to non-U.S. customers. The products for the other two reportable segments are similar in function and are currently manufactured in the Company's production facility located in New York. The Company has chosen the U.S Government business as a reportable segment based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment.
     During fiscal 2001, 2000 and 1999 approximately 74%, 85% and 77%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. Sales for
Gillam-FEI, which was acquired in September 2000, were approximately 19% of fiscal 2001 revenues. For the years ended April 30, 2001, 2000 and 1999, approximately 7%, 15% and 23%, respectively, of the Company's sales were for U.S. Government end-use. Sales summaries for the Commercial Communications, Gillam-FEI and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data). Segment information regarding revenues, operating profits, depreciation and assets is more fully disclosed in
Note 14 to the accompanying financial statements.

Commercial Communications segment:
----------------------------------
     The Company provides high-tech precision time and frequency products that are found in both ground-based communication stations and on-board commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to the commercial markets. As a result, the Company has experienced accelerating growth in commercial communications revenues and anticipates continued substantial sales growth in these areas.

      Terrestrial- Wireless
     The telecommunications industry is rapidly expanding with new or improved technologies being developed to provide ever more services to the public. Growing digital cellular systems and PCS networks require more base stations to provide the connectivity and quality of service that cell phone users demand. Cellular infrastructure original equipment manufacturing companies, consisting of some of the world's largest telecommunications companies, are building out existing networks even as they develop new technologies, such as EDGE (Enhanced Data rates for Global Evolution) and 3G (3rd Generation) systems, to provide not only improved voice connectivity but also Internet, video and data transmission.
     Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology in order to expand network coverage, increase capacity and improve transmission quality.
This upgrade requires precise frequency control at the base stations accomplished through quartz or rubidium oscillators to achieve a higher degree of services.
     With increased demand for cellular services but limited bandwidth, the requirement for precise timing becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, stable atomic "clock" as well as temperature stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA (Code Division Multiple Access), TDMA (Time Division Multiple Access) or GSM (Global System for Mobile Communications) or a hybrid, such as EDGE, timing to ensure signal synchronization, is of the essence.

      Terrestrial- Optical Networks
     Timing and signal synchronization is not limited to wireless communications. The Company has developed products that will enable greater utilization of the available spectrum in Fiber Optic systems. High-speed modems which convert electronic signals to light and back again require highly sophisticated signal synchronization. The Company has provided prototypes for such systems and began initial production in calendar 2001. These products represent a new application of the Company's core technology. Since the products are just one of several competing technologies of a nascent industry, the ultimate market size is unknown.

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

Gillam-FEI segment:
-------------------
     The acquisition of Gillam-FEI extends the Company's core competencies into wireline telecommunications synchronization, network monitoring and power supply products. The LYNX network monitoring product provides the Company with entree to not only telecommunications companies but also to companies that monitor electrical grids and other utilities applications.

U.S. Government segment:
------------------------
     The Company's sales in the U.S. Government segment are made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Company bears the risk of cost overruns and derives the benefit from cost savings.
     Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") of the Department of Defense audits the Company's accounts with respect to these contracts. The Company is not aware of any basis for recovery with respect to past certificates.
     All government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Company is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations.
     The Company's proprietary products have been used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, as well as the MILSTAR Satellite System, are two examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.


      PRODUCTS
      --------
     The Company's products are manufactured from raw material which, when combined with conventional electronic components available from multiple sources, become finished products, subsystems and systems used for commercial wireless and wireline communications, satellite applications, space exploration, position location, radar, sonar and electronic counter-measures. These products, subsystems and systems are employed in ground-based earth stations, fixed, transportable, portable and mobile communications installations, domestic and international satellites, as well as aircraft, ships, submarines and missiles. The Company's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement and delivery schedule.
     COMPONENTS - The Company's key technologies utilize quartz, rubidium and cesium to manufacture precision time and frequency standards and higher level assemblies which allow the users to generate, synchronize, transmit, and receive signals in order to locate their position, secure a communications system, or guide a missile. The components class of the Company's products is rounded out with crystal filters and discriminators, surface acoustic wave resonators, and high-reliability thick and thin film hybrid assemblies for space and other applications.
     Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including ultrastable units for satellite systems, and fast warm-up, low power consumption units for mobile applications, including wideband-CDMA voice and data communications.
     The ovenized quartz oscillator is the most accurate type, wherein the oscillator crystal is enclosed in a temperature controlled environment called a proportional oven. The Company manufactures several varieties of temperature controlling devices and ovens.
     The voltage-controlled quartz oscillator is an electronically controlled device wherein the frequency may be stabilized or modulated, depending upon the application.
     The temperature compensated quartz oscillator is an electronically controlled device using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.
     The rubidium lamp, filter and resonance cell provide the optical subassembly used in the manufacture of the Company's optically pumped atomic rubidium frequency standards. The cesium tube resonator is used in the manufacture of the Company's cesium primary standard atomic clocks.
     High reliability, MIL-M-38510 Class S and B, hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Company's products and also supplied directly to customers, for space and other high reliability systems.
     Efficient and reliable DC-DC power converters are manufactured for the Company's own instruments and as stand alone products, for space applications.
     The Company manufactures filters and discriminators using its crystal resonators for its own radio-frequency and microwave receiver, signal conditioner and signal processor products.

     INSTRUMENTS - The Company's instrument line consists of three basic time and frequency generating instruments and a number of instruments which test and distribute the time and frequency. The Company's time and frequency generating instruments are the quartz frequency standard, rubidium atomic standard and cesium beam atomic standard.
     The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. The Company's frequency standard is used in communications, guidance and navigation and time synchronization. The Company's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred.
     The optically pumped atomic rubidium frequency standard is a solid-state instrument which provides both timing and low phase noise frequency references used in commercial communications systems. Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronics package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.
     The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency several orders of magnitude more accurate than other types of quartz frequency generators. The atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and digital timing for systems use. The atomic standard manufactured by the Company is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.
     As communications systems become more precise, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Company manufactures a distribution amplifier which is an electronically controlled solid-state device that receives frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

     SYSTEMS - The systems portion of the Company's business includes manufacturing and integrating selections of its products into subsystems and systems that meet customer-defined needs. This is done by utilizing its unique knowledge of interfacing these technologies and experience in applying them to a wide range of systems. The Company's systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.
     The Systems portion of the business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. The time and frequency control systems combine the Company's cesium, rubidium and/or crystal instruments with its other products, to provide systems for space and ground based communications, space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation, calibration, and electronic counter-measures applications. A number of these time and frequency control systems provide up to quadruple redundancy to assure operational longevity.

      BACKLOG
      -------
     As of April 30, 2001, the Company's consolidated backlog amounted to approximately $39 million (see Item 7). Of this backlog, approximately 76% represents orders for the commercial communications segment, 18% for the Gillam-FEI segment and 6% for the U.S. Government segment. Approximately 90% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2002. The backlog, which includes firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

      CUSTOMERS AND SUPPLIERS
      -----------------------
     The Company markets its products both directly and through 27 independent sales representative organizations located principally in the United States and Europe. Sales to non-U.S. customers, including all of the sales of Gillam-FEI in fiscal 2001, totaled approximately 29%, 12% and 20% of net sales in fiscal years 2001, 2000 and 1999, respectively.
     The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2001, 2000 and 1999, approximately 8%, 15% and 23%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.
     The  Company's  consolidated  sales for each of the years  ended  April 30,
2001, 2000 and 1999 included sales to Motorola Corp. ("Motorola") of approximately $17.7 million, $14.0 million and $6.5 million, respectively. These amounts represent 36%, 53% and 34%, respectively, of consolidated sales for each of those years. For the year ended April 30, 2001, sales to Space Systems Loral ("SSL") were $5.2 million or 11% of the Company's consolidated sales. During the three years ended April 30, 2001, sales to Motorola and SSL were made by the Company's commercial communications segment, accounting for 63% in fiscal 2001, 67% in fiscal 2000 and 54% in fiscal 1999 of that segment's total sales. During fiscal 2001, two customers accounted for 29% and 11%, respectively, of the revenues of the Gillam-FEI segment and two customers accounted for 37% and 31%, respectively, of the U.S. Government segment's revenues. In fiscal 2000, sales to three customers accounted for 61% of the U.S. Government segment's revenues and, in fiscal 1999, two customers accounted for 53% of that segment's sales. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.
     The Company purchases a variety of components such as transistors, resistors, capacitors, connectors and diodes for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its component part purchases and maintains alternative sources of supply for all of its purchased components. The Company has found its suppliers generally to be reliable and price-competitive.

RESEARCH AND DEVELOPMENT
------------------------
     The Company's technological expertise continues to be an important factor in its recent growth. Until a few years ago, virtually all research and development activities had taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Company was successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, was of a proprietary nature.
     In the last three years, the Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products; conducting research to develop new time and frequency technologies; improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.
     The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite and terrestrial commercial communications systems, including wireless, wireline and fiber optic systems. By so doing, the Company anticipates it will achieve future growth and increased profits. During fiscal 2001, 2000 and 1999, the Company expended $4.8 million, $5.4 million and $5.8 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2002, the Company is targeting to spend approximately 10% of revenues on research and development but will spend more if market conditions and opportunities warrant. Such funds will be used to introduce Gillam-FEI's wireline synchronization products to the US market, to further develop third generation (3G) cellular telephony products, complete development of high-precision crystal oscillators for the telecommunications marketplace and other products for emerging wireless, optical and wireline communications technologies.

PATENTS AND LICENSES
--------------------
     The Company believes that its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, the rights to inventions of employees working for the Company are assigned to the Company and the Company presently holds such patents and licenses. Also, in certain limited circumstances, the U.S. Government may use or permit the use by the Company's competitors, certain patents or licenses it has funded. The Company does not believe that patents and licenses are material to its business.

COMPETITION
-----------
     The Company experiences competition with respect to all areas of its business. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function in severe environments, such as encountered in space or other remote locations, prompt and responsive contract performance, and the Company's technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. In recent years, the Company has successfully outsourced certain component manufacturing processes to third parties as well as to joint venture partners and more recently to its wholly-owned subsidiary in Tianjin, China. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems, and to interface these systems with end-user applications provides the Company with a competitive advantage.
     Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.

     With respect to its instruments and systems, the Company competes with Hewlett-Packard Company, Datum, Inc., E. G. and G., Inc. and others. The Company's principal competition for space products is the in-house capability of its major customers.

EMPLOYEES
---------
     The Company employs approximately 400 persons worldwide. None of the U.S. employees are represented by labor unions while in Europe, approximately 25 employees in one facility are represented by a French labor union.

OTHER ASPECTS
-------------
     The Company's business is not seasonal although the Company expects to experience some fluctuation in revenues during the second fiscal quarter as a result of the extended European holiday period in August. No unusual working capital requirements exist.

Item 2.  Properties
-------  ----------

     The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:
          Location                  Size (sq. ft.)       Own or Lease
          --------                  --------------       ------------
      Long Island, NY                    93,000              Lease
      Liege, Belgium                     34,000              Own
      Chalon Sur Saone, France           70,900              Own
      Tianjin, China                      6,000              Lease

     The Company's facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease with the County of Nassau, to Reckson Associates Realty Corp. ("Reckson"), and leased back the space that it presently occupies.
     The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Company were constructed at the cost of Reckson. The leased space is adequate to meet the Company's domestic operational needs.
     The sale of its building to Reckson, a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to the Company based upon the price per share of the REIT on the date of conversion of REIT units. Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. (See
Note 6 to the accompanying financial statements.)
     The properties located in Belgium and France were acquired upon completion of the Gillam S.A. acquisition. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.
     The Tianjin, China facility is the location of the Company's newly established subsidiary, Frequency Electronics, Inc. Asia. Space has been leased within a manufacturing facility located in the Trade-Free Zone. The lease is for a one-year term with rent of $9,850 payable quarterly. The amount of space is adequate for the near-term manufacturing expectations for the Company.



Item 3.  Legal Proceedings
-------  -----------------

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

     The complaint was filed on or about December 3, 1992, in camera and under seal pursuant to the provisions of the False Claims Act. The Court unsealed the complaint by order dated December 3, 1993, after FEI complained to the United States Attorney for the Eastern District of New York regarding newspaper articles that charged FEI with manufacturing defective products based upon claims in an unspecified and undisclosed qui tam action. It is believed that the Government made applications to the Court on one or more occasions after December 3, 1992, to continue to have the file in the Muller Qui Tam Action remain under seal. The complaint was served on FEI and Martin B. Bloch on March 28, 1994 and March 30, 1994, respectively. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the Muller Qui Tam Action and the plaintiff, Ralph Muller ("Muller"), is proceeding with the action on behalf of the Government as is permitted under the False Claims Act. Moreover, while the action named as parties defendant, Hughes Aircraft Company ("Hughes") and Raytheon Company ("Raytheon"), along with several of their subsidiaries, the Muller Qui Tam Action was dismissed voluntarily by Muller on April 6, 1994, as to Hughes, Raytheon and their respective subsidiaries. FEI and Martin Bloch moved to dismiss the complaint on various grounds and at the oral argument of the motion to dismiss, the Court granted the motion to the extent that the complaint failed to plead fraud with sufficient particularity as is required under the Federal Rules of Civil Procedure and the plaintiff was directed to serve an amended complaint. On February 6, 1996, plaintiff served an amended complaint ("Amended Complaint").
     The Amended Complaint, insofar as it pertains to FEI and Martin Bloch, contains a series of allegations to the effect that Hughes and Raytheon contracted with the Government to supply it with Advanced Medium Range Air to Air Missiles ("AMRAAMS"); Hughes and Raytheon (collectively, the "Contractors") entered into a subcontract with FEI pursuant to which FEI was to design, manufacture, test, sell and deliver to the Contractors certain oscillators which constituted components of the AMRAAMS; that FEI improperly designed, manufactured and tested the oscillators; that numerous faulty and defective oscillators were delivered to the Contractors; that the oscillators did not meet contract specifications; that FEI was aware of the defective and faulty nature of the oscillators; that FEI and Martin Bloch knowingly directed non-disclosure of the design flaws; that the concealed design defects in developmental oscillators permitted FEI to manufacture additional defective oscillators which were used in operational missiles; that as a direct result of FEI's fraudulent concealment of the defects, FEI was contracted to design and manufacture additional oscillators; that when missiles were returned to FEI for repair, FEI charged the Government for repair even though FEI knew the units had been defective at the time of delivery; that FEI falsified test results and FEI and Martin Bloch directed the falsification of test results; and that FEI sold and delivered the oscillators to the Contractors; as a result of the faulty and defective oscillators, many of the AMRAAMS failed to function properly; and that the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act, and that the plaintiff Muller be awarded a bounty. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses.
     FEI has determined to vigorously defend the Muller Qui Tam Action. It has answered the Amended Complaint, denied the material allegations, asserted seventeen affirmative defenses, and counterclaims for: libel and product libel - demanding damages of $3,000,000; republication of the libel and product libel - demanding damages of $3,000,000; slander - demanding damages of $3,000,000; tortious interference with prospects for additional business relations - demanding damages of $1,865,010; prima facie tort - demanding damages of $1,865,010; conversion - demanding damages of $11 plus an amount to be determined at trial; breach of employment contract - demanding damages of $1,865,010; breach of fiduciary duty - demanding damages of $1,865,010; plus punitive damages in the amount of $30,000,000 on each of the tort causes of action, and legal fees and expenses. The substance of the counterclaims alleged against Muller are predicated upon a letter dated November 23, 1992 ("November 23 Letter") written by Muller's attorneys Schneider, Harris, Harris and Furman ("SHHF") to the Government which allegedly contained false and libelous statements concerning FEI's design, manufacture and production of components for Hughes and Raytheon in connection with the AMRAAMS.
     In addition, FEI has instituted a third party action against SHHF, Robert Harris, Esq. and Rod Kovel, Esq., attorneys for Muller, in connection with their alleged authoring and publishing of the November 23 Letter provided to the Government. The third-party complaint asserts the same claims against the attorneys as are asserted in the counterclaims against Muller, for libel and product libel, republication of the libel and product libel, slander, tortious interference with contractual relations, prima facie tort and conversion. The counterclaims and third-party complaint have been served. Muller has replied to the counterclaims asserted in FEI's answer to the Amended Complaint, denied the substantive allegations and asserted various affirmative defenses. The third-party defendants have replied to the third-party complaint and have denied the allegations and asserted various affirmative defenses.
     Muller moved to dismiss the counterclaims in the answer and the third party defendants moved to dismiss the third-party complaint. FEI and Martin Bloch moved to dismiss the complaint in the Muller Qui Tam Action. The motions were argued on January 5, 1996 and at the time the Court directed the plaintiff to serve the Amended Complaint. At the oral argument, the Court deferred a portion of its decision and, in addition, it indicated a formal decision and order would be provided as to certain of the relief requested. By order dated August 29, 1996, the Court stated that on January 5, 1996, the Government had agreed to unseal the case file and that the balance of the relief requested was denied or otherwise dealt with as reflected on the record at the oral argument on January 5, 1996. On April 11, 1997, in open Court and on the record, the Court ordered that the Muller Qui Tam Action was stayed. Thereafter, in September 1998 litigation was resumed. To date, the parties have engaged in limited discovery since the Government has determined that all classified and unclassified documents relating to this action are deemed classified documents subject to Department of Defense security regulations. As a result, extraordinary procedures have been put in place for purposes of conducting discovery. On January 20, 2000, the Court stayed further proceedings pending a decision of the Supreme Court of the United States in a case where certain legal issues were raised that could have been dispositive of certain legal issues in the Muller Qui Tam Action. That case was decided and on July 20, 2000, the Court determined that this litigation will resume.
     In August 1999, the attorneys representing Muller withdrew as his counsel. Since that time Muller has been representing himself on a pro se basis.
     No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, or the third-party action.
     FEI has filed claims with its insurance carriers as follows: (1) Associated International Insurance Company ("Associated") (2) National Union Fire Insurance Company of Pittsburgh, PA ("National") and (3) the Home Insurance Company ("Home"). The claims filed pertain to potential coverages for directors and officers relating to the Muller Qui Tam Action and the Solash Action, the Katz Action, the Katz Delaware Action, the Derivative Litigation, the AMRAAM Investigation and the Geldart Qui Tam Action. (For a description of these litigations, the Settlement Agreement and Global Disposition, refer to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange Commission).
     On November 17, 1998, FEI settled its claim with Associated and FEI received payment from the carrier in the amount of $4.5 million. On March 14, 2000, FEI commenced an action in the Supreme court of the State of New York, Nassau County, entitled "Frequency Electronics, Inc. Plaintiff, against National Union Fire Insurance of Pittsburgh, PA, Defendants," index number 004075/00
("National Action"). The National Action set forth causes of action for a declaratory judgment and breach of contract relating to certain directors and officers liability insurance policies in connection with the Muller Qui Tam Action, the AMRAAM Investigation, the Geldart Qui Tam Action, the Solash Action, the Katz Action, the Katz Delaware Action, and the Derivative Litigation. Pursuant to a Settlement Agreement dated April 18, 2001, the action against National was settled, FEI was paid $3.0 million representing the full amount of the available coverage under the applicable National policy, FEI released its claims and the action was discontinued.
     The Home policy provides $2.0 million of excess coverage over the applicable National policy. Homes' liability under its policy was triggered by National's payment under its policy. Home is disputing FEI's claims. In June 2001, FEI demanded arbitration of the dispute with Home before the American Arbitration Association for resolution of a portion of the FEI claims. No opinion can be offered as to the outcome of the arbitration proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
     No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2001.


                                     PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder Matters
-------   ----------------------------------------------------------------------
     The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

    FISCAL QUARTER                    HIGH SALE                   LOW SALE
    --------------                    ---------                   --------
    2001-
      FIRST QUARTER                    $29.50                      $15.00
      SECOND QUARTER                    38.25                       15.61
      THIRD QUARTER                     22.50                       11.51
      FOURTH QUARTER                    22.00                       10.61
    2000 -
      FIRST QUARTER                    $10.88                       $7.50
      SECOND QUARTER                    13.00                        8.62
      THIRD QUARTER                     11.94                        8.12
      FOURTH QUARTER                    30.25                       10.62

      As of July 23, 2001, the approximate number of holders of record of common stock was 771.

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

Item 6.  Selected Financial Data
-------  -----------------------
      The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2001. The information has been derived from the audited financial statements of the Company for the respective periods.

                                                   Years Ended April 30,
                                  2001         2000        1999         1998          1997
                                  ----         ----        ----         ----          ----
                                             (in thousands, except share data)
Net Sales
  Commercial Communications     $36,206      $22,554     $14,547      $26,364       $19,612
  U.S. Government                 3,728        3,981       4,411        5,633         8,317
  Gillam-FEI                      9,276            -           -            -             -
                                -------      -------     -------     --------       -------

Total Net Sales                 $49,210      $26,535     $18,958      $31,997       $27,929
                                =======      =======     =======      =======       =======
Operating Profit (Loss)         $ 5,939(1)   $ 1,008     $  (701)(3) ($ 9,105)(4)   $ 2,675
                                =======      =======     =======     ========       =======
Net Earnings                    $ 5,644(2)   $ 3,144     $ 1,173      $    64 (5)   $ 4,863
                                =======      =======     =======      =======       =======

Average Common Shares Outstanding (6)

     Basic                      8,198,569    7,673,497   7,502,260    7,368,472     6,967,109

     Diluted                    8,431,823    8,043,727   7,820,742    7,787,140     7,319,250

Earnings per Common Share (6)

     Basic                       $ 0.69       $ 0.41      $ 0.16       $ 0.01        $ 0.70
                                 ======       ======      ======       ======        ======

     Diluted                     $ 0.67       $ 0.39      $ 0.15       $ 0.01        $ 0.66
                                 ======       ======      ======       ======        ======


Total Assets                    $102,039     $80,847     $78,355      $88,780       $74,866
                                ========     =======     =======      =======       =======
Long-Term Obligations
      and Deferred Items        $18,074      $16,849     $16,959      $18,841       $ 5,460
                                =======      =======     =======      =======       =======
Cash dividend declared
    per common share (6)         $ 0.20       $ 0.20      $ 0.20       $ 0.20        $ 0.10
                                 ======       ======      ======       ======        ======

(1) Includes insurance reimbursement of $2.8 million (net of professional fees) for expenses related to certain litigation with the U.S. Government, inventory reserves of $2.0 million related to certain product lines and $300,000 of acquisition-related nonrecurring costs.
(2) In addition to items in (1) above, includes $287,000 investment loss for an other than temporary decline of value in a marketable security.
(3) Includes insurance reimbursement of $4.5 million for legal fees related to certain litigation with the U.S. Government.
(4) Includes litigation settlement of $8 million and U.S. Government-related inventory writedowns and reserves of $4.8 million.
(5) In addition to items in (4) above, includes net gain on sale of buildings of $4.9 million and the reversal of the valuation allowance on deferred tax assets of $2.6 million.
(6) All share and per share amounts have been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend, effective October 31, 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

     The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                        2001          2000         1999
                                        ----          ----         ----
Net Sales
    Commercial Communications           73.6%         85.0%        76.7%
    U.S. Government                      7.6          15.0         23.3
    Gillam-FEI                          18.8             -            -
                                       -----         -----        -----
                                       100.0         100.0        100.0
Cost of Sales                           65.4          56.1         68.5
Selling and Administrative expenses     17.9          19.9         28.4
Insurance Reimbursement, net            (5.2)          -          (23.7)
Research and Development expenses        9.8          20.2         30.5
                                       -----         -----        -----
    Operating Profit (Loss)             12.1           3.8         (3.7)

Other Income (Expense)                   4.7          12.9         12.0
Provision for Income Taxes               5.3           4.8          2.1
                                       -----         -----        -----
    Net Income                          11.5%         11.9%         6.2%
                                       =====         =====        =====

     Fiscal 2001 - Gillam Acquisition
     --------------------------------
     The fiscal year 2001 results of operations reflect the global expansion of Frequency Electronics. In September 2000, the Company completed the acquisition of Gillam, S.A., a Belgium based corporation. (see Item 1 and Note 11 to the financial statements) The consolidated results of operations include the operating results of renamed Gillam-FEI from the date of acquisition through March 31, 2001, the historical fiscal year-end of Gillam, S.A. Included in these results are certain non-recurring charges to expense the "step-up" value of acquired inventory ($300,000) as well as amortization of goodwill in the amount of $193,000. (The Financial Accounting Standards Board has issued Statement 142 on "Goodwill and Other Intangible Assets" which became effective June 30, 2001. Under the provisions of this statement, effective May 1, 2001, goodwill related to the Gillam-FEI acquisition will not be amortized but will be tested periodically for impairment.)

     Significant Fiscal 2001 & 1999 Events
     -------------------------------------
     As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 2001 and 1999 results of operations were materially impacted by several specific events including the fiscal 2001 Gillam-FEI acquisition. In both fiscal 2001 and 1999, the Company recovered $2.8 million (net of $200,000 in expenses) and $4.5 million, respectively, from two insurance companies related to expenses incurred in defense and settlement of the Company's litigation with the U.S. Government. (See Item 3. Legal Proceedings and Note 9 to the financial statements.) In October 2000, the Company also settled a derivative suit stemming from its U.S. Government litigation and paid approximately $224,000 in attorneys' fees and expenses. During fiscal 2001, the Company determined that a writeoff or reserve of $2.0 million of certain work-in-progress and component inventory was appropriate. These inventory items relate to certain product lines that the Company is no longer marketing and to quantities of certain component parts in excess of near-term requirements. During the fourth quarter of fiscal 2001, the Company determined that the decline in market value of its investment in a certain marketable security was not temporary. Accordingly, the Company wrote down the investment to its then reported market value and recorded a charge against investment income of approximately $287,000.


     Operating Profit (Loss)
     -----------------------
     Operating profit for the year ended April 30, 2001, increased by $4.9 million over the profit for fiscal 2000. Excluding the nonrecurring items as discussed above (see Items 6 and 7), the increase in operating profit would have been $4.8 million. Approximately $400,000 of this increase is attributable to the results of Gillam-FEI. The major portion of the improved profitability is due to the 51% increase in revenues, exclusive of Gillam-FEI, while maintaining gross profit margins. Selling and administrative costs increased in proportion to the increased revenues while self-funded research and development spending declined from the fiscal 2000 levels.

     The operating profit for the year ended April 30, 2000, increased by $1.7 million over the operating loss of the preceding fiscal year. Excluding the insurance reimbursement, as noted above, the increase in operating profits for fiscal 2000 was $6.2 million. The increase is the result of a 40% increase in sales and significantly improved gross margins.

     Net Sales
     ---------
     Net sales for fiscal 2001 increased by $22.7 million (85%) over fiscal 2000 sales. Excluding Gillam-FEI sales, revenues would have increased by $13.5 million (51%) over comparable fiscal 2000 sales. Sales in the commercial communications segment improved by $13.7 million (61%) over fiscal 2000 while revenues from the U.S. Government segment declined by $250,000 (6%). Continued strong demand for the Company's rubidium atomic standard, which is the key synchronization element of many cellular network base stations, led the increase but the Company also experienced significant growth in other areas. Revenues from space programs increased from the depressed levels of fiscal 2000 and the Company developed a new source of revenues from fiber optic networks. These two areas accounted for approximately 44% of the growth in revenues in the commercial communication segment and 27% of consolidated revenue growth. The Company anticipates the demand for its rubidium atomic standard to remain high as OEMs continue the world-wide buildout of the cellular network infrastructure. The Company expects revenues from space programs and fiber optic networks to trend higher but at a lower rate than experienced in the past year. It is expected that evenue from Gillam-FEI will grow but the rate of growth is predicated on the introduction and acceptance of new products into the U.S. wireline market and wireless products into European markets.

     Net sales for fiscal 2000 increased by $7.6 million (40%) over fiscal 1999 sales. Sales in the commercial communications segment improved by $8.0 million (55%) over fiscal 1999 while revenues from the U.S. Government segment declined by $430,000 (10%). Revenues in the commercial communications segment were led by the growing demand for the Company's rubidium atomic standard. Commercial communications revenues related to space programs remained at low levels as the industry continued to experience low demand for its products.

     The Company believes that its 38-year legacy in building high-reliability, precision timing and frequency generation devices uniquely positions it to successfully exploit the much greater emerging markets in commercial communications both in space and on the ground. The Company therefore intends to focus its energies on these markets and has de-emphasized its business with the U.S. Government. However, the Company will continue to fulfill its current contractual obligations to U.S. Government programs and will make its proprietary technology available for these and future programs where applicable. Consequently, the proportion of sales generated from U.S. Government programs is expected to continue to decline in future years. This will be more than offset by increasing demands for the Company's commercial communications products used in space and terrestrial applications as well as the wireline and network synchronization products offered by Gillam-FEI.

     Gross Margins
     -------------
     Gross margins for fiscal year 2001 were 35% compared to 44% in the fiscal year ended April 30, 2000. During fiscal 2001, the Company had been engaged in two significant development efforts which are customer-funded. The cost of these efforts, which approximate the revenue recognized on the contracts, are a component of cost of sales. Excluding these contracts as well as the inventory adjustments mentioned above, gross margins would have been 41%. The principal cause for the decline in the rate from the prior year is due to the mix of products sold. In particular, costs at Gillam-FEI are typically higher than in the U.S. due to labor cost structure. Excluding the effects of Gillam-FEI, the inventory adjustments and the development contracts, gross margins would have exceeded 47%. The Company's target is to achieve an overall gross margin of 40% or better. To that end, the Company's goal for fiscal 2002 is to improve the margins at Gillam-FEI.

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

     Selling and Administrative expenses
     -----------------------------------
     Selling and administrative costs for the year ended April 30, 2001, increased by $3.5 million (67%). Of this increase, $1.4 million is attributable to expenses incurred by Gillam-FEI. Of the remaining $2.1 million, $875,000 is attributable to increased personnel costs, including accruals for bonuses as a result of improved profit margins and $825,000 relates to increased selling costs and travel expenses, as the Company seeks to continue the expansion of its world-wide commercial markets. In addition, the Company incurred legal fees related to the insurance recovery and litigation settlement, and administrative expenses related to the Company's establishment of a manufacturing facility in China.

     Selling and administrative costs in fiscal 2000 decreased by $109,000 (2%) from those incurred in fiscal 1999. The lower costs are the result of several factors including an $800,000 reduction in amortization expense of deferred compensation costs (a return to normal levels) and a reduction of $200,000 in computer software and related services as a result of implementation of new enterprise software and consolidation of computer hardware. These savings were offset by accruals for bonuses as a result of improved profit margins, increased selling expenses, increased amortization of certain stock-based compensation and higher depreciation due to the installation of new computer hardware and software.

     As sales increase, the ratio of selling and administrative expenses to net sales is expected to decrease. The Company targets selling and administrative expenses to be less than 20% of sales.

     Research and Development expenses
     ---------------------------------
     Research and development expenditures for the year ended April 30, 2001, declined by 10% ($521,000) from fiscal 2000 levels. Development spending by Gillam-FEI was less than 5% of the consolidated total and not significant in fiscal 2001. The apparent slowing of research and development spending is not indicative of a decrease in the Company's development effort. During fiscal 2001, the Company was successful in obtaining funding from customers on two separate projects. This reduced the level of self-funded research and development spending but increased the cost of sales.

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

     The Company will continue to focus its research and development activities on those commercial products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal 2002, the Company will continue to devote substantial financial and technical resources to development of new products for the burgeoning cellular infrastructure buildout as well as continue to invest in more efficient product designs and manufacturing procedures. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

     Other Income (Expense)
     ----------------------
     Other  income  (expense)  decreased  by $1.1  million  (32%) in fiscal 2001 compared to fiscal 2000 but increased by $1.1 million (50%) in fiscal 2000 compared to fiscal 1999.

     Investment income in fiscal 2001 includes $469,000 of realized gains on the sale of marketable securities less a $287,000 writedown to market value of a certain marketable security whose decline in value was deemed to be other than temporary. This is compared to $1.6 million of realized gains in fiscal 2000 and to $678,000 in fiscal 1999. Excluding these net gains, investment income in fiscal 2001 was $198,000 (9%) higher than fiscal 2000 and fiscal 2000 investment income was $178,000 (8%) higher than fiscal 1999. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. The Company anticipates that investment income in future years will remain fairly constant assuming a relatively stable interest rate environment and if the level of investments remains the same.

     Interest expense in fiscal 2001 increased by $27,000 (9%) from fiscal 2000 and fiscal 2000 interest expense decreased by $26,000 or 7% from fiscal 1999. Included in the fiscal 2001 amount is $56,000 of interest expense paid by Gillam-FEI. Excluding Gillam-FEI, interest expense would have continued its decline as the Company retires its long-term financing obligations. It incurs interest expense on Gillam-FEI's credit obligations, the financing arrangement for the leaseback of the U.S. manufacturing facility and for certain deferred compensation payments. As a result, the Company anticipates that interest expense in fiscal 2002 will be approximately the same as the expense for fiscal 2001.

     During fiscal 2001, other income, net, increased by $211,000 to $4,000. Gillam-FEI contributed $76,000 of this growth. In fiscal 2000, the Company incurred approximately $170,000 of expenses related to an attempted acquisition of another company. The Company anticipates that in future years other income, net, will not be a significant contributor to pretax earnings.

     Income Taxes
     ------------
     As a result of the acquisition of Gillam S.A. during fiscal 2001, the Company is now subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 40% in Europe. The effective rate for the Company for the year ended April 30, 2001 was 31.4% compared to 28.9% in fiscal 2000 and to 25.4% in fiscal 1999. In all three years, the effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States.

     The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.2 million to offset future taxable income. Of the loss carryforward, approximately $238,000 expires in fiscal 2003 while the balance may be utilized for an indefinite period of time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a highly liquid position with working capital of $66.6 million at April 30, 2001. Included in working capital at April 30, 2001 is $35.5 million of cash, cash equivalents and short-term investments, including approximately $12 million representing the fair market value of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (See Note 6 to the financial statements.) The Company's current ratio at April 30, 2001 is 5.9 to 1. This ratio is lower than prior years due to the Company's long-term investments in new subsidiaries as well as the growth in accruals for income taxes and compensation programs.

     Net cash provided by operating activities for the year ended April 30, 2001, was approximately $4.0 million compared to $3.5 million provided in fiscal 2000. While fiscal 2001 earnings were greater than the prior year, a significant component of earnings, the reimbursement for directors' and officers' liability insurance coverage of $3.0 million, was not received until after the end of the fiscal year. Another significant reason for the reduced cash inflow is due to the $6.6 million increase in inventory, before reserve adjustments, as the Company attempted to build a stock of finished goods by year-end. These two items were offset by a $3.6 million increase in income taxes payable, largely related to the insurance reimbursement and refunds of prior year tax payments. Unbilled receivables increased by $1.2 million (48%) as the Company won new long-term contracts in both the space portion of the commercial communications segment and in the US Government segment. Accounts payable and accrued expenses increased by $5.4 million (129%) from the balances at April 30, 2000. Of this increase, $4.5 million is attributable to liabilities of Gillam-FEI. The balance of the increase is principally due to accruals for management compensation programs for improved profitability offset by payments for inventory purchases.

     Net cash used in investing activities for the year ended April 30, 2001, was $5.0 million. The major transaction during the year was the acquisition of Gillam-FEI for which the Company paid an aggregate of $8.9 million, including transaction costs. This purchase was partially funded by the redemption of certain marketable securities of approximately $6.2 million and was also offset by the acquired cash of Gillam-FEI of approximately $758,000. The Company also acquired and sold other marketable securities that resulted in a net outflow of cash in the amount of $1.1 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment strategies. The Company also invested approximately $1.8 million in production and test equipment which will improve the efficiency of its manufacturing operations. The Company will continue to acquire more efficient equipment to automate its production process and to build up the capacity of its new China manufacturing facility. It intends to spend approximately $2 million on capital equipment during fiscal 2002. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used by financing activities for the year ended April 30, 2001, was $1.8 million. Of this amount, $1.6 million was used to pay the Company's semi-annual cash dividends to shareholders and $916,000 was used to make regularly scheduled long-term liability payments. The debt repayment includes $694,000 paid by Gillam-FEI. These outflows were partially offset by payments of $716,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain officers and employees in prior years. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

     The Company will continue to expend its resources and efforts to develop products for wireless, wireline and fiber optic commercial communication systems, which management believes will result in future growth and continued profitability. During fiscal 2002, the Company intends to make a substantial investment of capital and technical resources to continue to develop new products to meet the needs of the commercial communications marketplace and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     As of April 30, 2001, the Company's consolidated backlog amounted to approximately $39 million (see Item 1). Of this backlog, approximately 76% represents orders for the commercial communications segment, 18% for the wireline and network synchronization segment and 6% for the U.S. Government segment. Approximately 90% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units, see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $19.6 million and $13.8 million, respectively, at April 30, 2001. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2001, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk
---------------------
     With its acquisition of Gillam-FEI in September 2000, the Company has become subject to foreign currency translation risk. In fiscal 2002, the Company will be subject to additional risks related to its establishment of a manufacturing facility in China. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2001, the amount related to foreign currency exchange rates is a $245,000 unrealized gain.

     The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

European Union Conversion to Euro
---------------------------------
     Effective January 1, 2002, the eleven participating countries of the European Union are expected to convert the "legacy" currency of each country into the Euro. Thereafter, all cash transactions are to be conducted solely in the Euro with legacy currencies canceled. The Company's European-based subsidiaries operate in two of the participating countries and are therefore obligated to comply with the new currency requirements. To the knowledge of Company management, this conversion will have little, if any, impact on contractual agreements, banking arrangements, employment agreements or similar matters. The subsidiaries' accounting systems and records must be modified to accommodate the new currency but management expects the cost of doing so to be nominal.

OTHER MATTERS

     The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

     During fiscal 2001, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.

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


                    "Safe Harbor" Statement under the Private
                    Securities Litigation Reform Act of 1995:

     The statements in this Annual Report on Form 10K regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of certain litigation and arbitration proceedings. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Frequency Electronics, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and its Subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Melville, New York
June 27, 2001

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2001 and 2000
                                   -----------

              ASSETS:                                 2001            2000
                                                      ----            ----
                                                         (In thousands)
Current assets:
  Cash and cash equivalents .......................$  2,121         $ 4,994
  Marketable securities ...........................  33,407          36,013
  Accounts receivable, net of allowance
     for doubtful accounts of $190 ................  15,160           9,590
  Inventories .....................................  20,471          13,307
  Deferred income taxes ...........................   4,313           1,940
  Prepaid expenses and other ......................   4,662           1,329
                                                   --------         -------
      Total current assets ........................  80,134          67,173

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization ....................................  11,997           9,040
Deferred income taxes .............................      69             600
Intangible assets .................................   4,987               -
Other assets ......................................   4,852           4,034
                                                   --------         -------
      Total assets ................................$102,039         $80,847
                                                   ========         =======










                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2001 and 2000
                                   (Continued)
                                   -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY:              2001          2000
                                                          ----          ----
                                                            (In thousands)
Current liabilities:
  Short-term credit obligations .......................$    699       $     -
  Accounts payable - trade ............................   2,408         1,019
  Accrued liabilities .................................   7,228         3,190
  Dividend payable ....................................     829           799
  Income taxes payable ................................   2,370             -
                                                       --------       -------
        Total current liabilities .....................  13,534         5,008
Deferred compensation .................................   5,726         5,276
Other liabilities .....................................  12,348        11,573
                                                       --------       -------
        Total liabilities .............................  31,608        21,857
                                                       --------       -------
Commitments and contingencies (Notes 6 and 9)
Minority interest in subsidiary .......................     226             -
Stockholders' equity:
   Preferred stock - authorized 600,000 shares
     of $1.00 par value; no shares issued .............       -             -
   Common stock - authorized 20,000,000 shares
     of $1.00 par value; issued - 9,163,939 shares
     in 2001 and 9,009,259 shares in 2000                 9,164         9,009
  Additional paid-in capital                             42,860        37,929
  Retained earnings ...................................  21,226        17,239
                                                       --------       -------
                                                         73,250        64,177
  Common stock reacquired and held in treasury -
     at cost (872,669 shares in 2001
     and 1,016,552 shares in 2000) ....................  (3,127)       (3,644)
  Other stockholders' equity ..........................    (122)         (135)
  Accumulated other comprehensive income (loss) .......     204        (1,408)
                                                       --------       -------
        Total stockholders' equity ....................  70,205        58,990
                                                       --------       -------
    Total liabilities and stockholders' equity ........$102,039       $80,847
                                                       ========       =======


              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 2001, 2000 and 1999
                                   -----------

                                            2001          2000          1999
                                            ----          ----          ----
                                           (In thousands, except share data)
Net sales ... ............................$ 49,210      $ 26,535      $ 18,958
Cost of sales ............................  32,180        14,884        12,985
                                          --------      --------      --------
     Gross margin ........................  17,030        11,651         5,973

Selling and administrative expenses ......   8,820         5,275         5,384
Insurance reimbursement, net .............  (2,576)            -        (4,500)
Research and development expenses ........   4,847         5,368         5,790
                                          --------      --------      --------
     Operating profit (loss)                 5,939         1,008          (701)

Other income (expense):
  Investment income ......................   2,655         3,929         2,775
  Interest expense .......................    (333)         (306)         (330)
  Other, net .............................       4          (207)         (171)
                                          --------      --------      --------
Income before minority interest and
   provision for income taxes ............   8,265         4,424         1,573
Minority interest in income of
   consolidated subsidiary ...............      29             -             -
                                          --------      --------      --------
Income before provision for
   income taxes ..........................   8,236         4,424         1,573

Provision for income taxes ...............   2,592         1,280           400
                                          --------      --------      --------
              Net Income .................$  5,644      $  3,144      $  1,173
                                          ========      ========      ========


Net Income per common share:
      Basic ..............................  $ 0.69        $ 0.41        $ 0.16
                                            ======        ======        ======
      Diluted ............................  $ 0.67        $ 0.39        $ 0.15
                                            ======        ======        ======
Average shares outstanding:
      Basic ..............................8,198,569     7,673,497     7,502,260
                                          =========     =========     =========
      Diluted ............................8,431,823     8,043,727     7,820,742
                                          =========     =========     =========




              The accompanying notes are an integral part of these
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in
                           Stockholders' Equity Years
                           ended April 30, 2001, 2000
                                    and 1999
                        (In thousands, except share data)

                                                                                                    Other    Accumulated
                                                  Add'l                Treasury stock               Stock-      other
                                  Common Stock   paid in  Retained       (at cost)     Unamortized  holders' comprehensive
                                Shares   Amount  capital  earnings   Shares     Amount  ESOP debt   equity   income (loss)   Total
                              ---------  ------  -------  --------  ---------   ------  ---------   ------   -------------  -------
Balance at May 1, 1998        9,009,259  $9,009  $36,306  $15,983   1,296,913  ($3,632)  ($1,000)   ($ 376)       $117      $56,407
Exercise of stock options                             12              (20,063)      61                                           73
Purchase of treasury stock                                             70,000     (487)                                        (487)
Amortization of Independent
   Contractor stock options                           58                                                                         58
Amortization of ESOP debt                            564                                     500                              1,064
Amortization of unearned
   compensation                                                                                         42                       42
Cash dividend                                              (1,503)                                                           (1,503)
Decrease in market value of
  marketable securities                                                                                           (320)        (320)
Net Income                                                  1,173                                                             1,173
                                                                                                                            -------
Comprehensive income- 1999                                                                                                      853
                              ---------  ------  -------  -------   ---------  -------    ------    ------      ------      -------
Balance at April 30, 1999     9,009,259   9,009   36,940   15,653   1,346,850   (4,058)     (500)    ( 334)       (203)      56,507
Exercise of stock options                            341             (330,298)     414                                          755
Amortization of Independent
   Contractor stock options                          170                                                                        170
Amortization of ESOP debt                            478                                     500                                978
Payment received for common
   stock subscribed                                                                                    172                      172
Amortization of unearned
   compensation                                                                                         27                       27
Cash dividend                                              (1,558)                                                           (1,558)
Decrease in market value of
   marketable securities                                                                                        (1,205)      (1,205)
Net Income                                                  3,144                                                             3,144
                                                                                                                            --------
Comprehensive income- 2000                                                                                                    1,939
                              ---------  ------  -------  -------   ---------  -------    ------    ------      ------      --------
Balance at April 30, 2000     9,009,259   9,009   37,929   17,239   1,016,552   (3,644)        0      (135)     (1,408)      58,990
Exercise of stock options                            510             (129,288)     206                                          716
Tax benefit from stock option
   exercise                                          809                                                                        809
Amortization of Independent
   Contractor stock options                          310                                                                        310
Contribution of stock to
   401(k) plan                                        (8)             (14,595)     311                                          303
Issuance of stock for Gillam
   acquisition                  154,681     155    3,310                                                                      3,465
Amortization of unearned
   compensation                                                                                         13                       13
Cash dividend                                              (1,657)                                                           (1,657)
Increase in market value of
   marketable securities                                                                                         1,367        1,367
Foreign currency translation
   adjustment                                                                                                      245          245
Net Income                                                  5,644                                                             5,644
                                                                                                                            -------
Comprehensive income- 2001                                                                                                    7,256
                              ---------  ------  -------  -------   ---------  -------    ------    ------      ------      -------
Balance at April 30, 2001     9,163,940  $9,164  $42,860  $21,226     872,669  ($3,127)       $0     ($122)      $ 204      $70,205
                              =========  ======  =======  =======   =========  =======    ======    ======      ======      =======

                 The accompanying notes are an integral part of
                          these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2001, 2000 and 1999
                                   -----------

                                                    2001       2000       1999
                                                    ----       ----       ----
                                                         (In thousands)
Cash flows from operating activities:
  Net income .....................................$ 5,644    $ 3,144    $ 1,173
  Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
    Deferred tax expense (benefit) ............... (1,408)       840       (100)
    Depreciation and amortization ................  1,446      1,117      1,224
    Provision for losses on accounts
      receivable and inventories .................  2,001        151        186
    Gains on marketable securities and
      notes receivable- net ......................   (181)    (1,654)      (678)
    Amortization resulting from
      allocation of ESOP shares ..................      -        978      1,064
    Employee benefit plan provisions .............  1,271        766      1,461
    Minority interest in earnings of subsidiary ..     29          -          -
  Changes in assets and liabilities, exclusive
    of assets and liabilities acquired:
    Accounts receivable .......................... (1,195)     2,583      6,414
    Inventories .................................. (4,612)    (3,745)    (3,546)
    Prepaid and other ............................   (462)      (174)       312
    Other assets .................................   (373)      (359)      (554)
    Accounts payable trade .......................     44        182       (446)
    Insurance reimbursement receivable ........... (3,000)         -          -
    Litigation settlement accrual ................      -          -     (8,150)
    Accrued liabilities ..........................  1,350        773       (362)
    Income taxes payable .........................  3,590       (676)       310
    Other liabilities ............................   (193)      (383)      (137)
                                                  -------    -------    -------
      Net cash provided by (used in)
          operating activities ...................  3,951      3,543     (1,829)
                                                  -------    -------    -------

Cash flows from investing activities:
  Payment for acquisition, net of cash
    acquired of $758 ............................. (8,138)         -          -
  Purchase of marketable securities .............. (4,318)   (24,611)   (22,920)
  Proceeds from sale or redemption of marketable
     securities ..................................  9,384     27,468     20,575
  Capital expenditures ........................... (1,929)      (668)    (1,366)
                                                  -------    -------    -------
      Net cash (used in) provided by
          investing activities ................... (5,001)     2,189     (3,711)
                                                  -------    -------    -------




                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2001, 2000 and 1999
                                   (Continued)
                                   -----------

                                                    2001       2000       1999
                                                    ----       ----       ----
                                                          (In thousands)
Cash flows from financing activities:
  Principal payments of long-term debt
    and other long-term obligations ...............  (929)      (700)      (665)
  Purchase of treasury stock ......................     -          -       (487)
  Payment of cash dividend ........................(1,627)    (1,532)    (1,539)
  Payment on notes
      receivable from employees ...................     -        172          -
  Exercise of stock options .......................   716        755         73
                                                  -------    -------    -------
     Net cash used in
         financing activities .................... (1,840)    (1,305)    (2,618)
                                                  -------    -------    -------

Net (decrease) increase in cash and
  cash equivalents before effect of
  exchange rate changes .......................... (2,890)     4,427     (8,158)

Effect of exchange rate changes on cash
  and cash equivalents ...........................     17          -          -
                                                  -------    -------    -------

Net (decrease) increase in cash
  and cash equivalents ..........................  (2,873)     4,427     (8,158)

Cash and cash equivalents at beginning of year ..   4,994        567      8,725
                                                  -------    -------    -------

Cash and cash equivalents at end of year ........ $ 2,121    $ 4,994    $   567
                                                  =======    =======    =======


Supplemental disclosures of cash flow
          information (Note 16):
  Cash paid during the year for:
    Interest                                      $  297     $  312     $  331
                                                  ======     ======     ======
    Income taxes                                  $  971     $1,159     $  190
                                                  ======     ======     ======
















              The accompanying notes are an integral part of these
                             financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies
    ------------------------------
Principles of Consolidation:
     The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant". References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 14 for information regarding the Company's commercial communications, Gillam-FEI and U.S. government business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation.
     These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Inventories:
     Inventories,   which  consist  of  finished  goods,  work-in-process,   raw
materials and components, are accounted for at the lower of cost (specific and average) or market.

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

     For contracts in the Company's Gillam-FEI segment, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms.
     Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.
     In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.

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

Marketable Securities:
     Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 2001 and 2000 were held in the custody of two financial institutions. Investments in certain debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

2.  Earnings Per Share
    ------------------
     Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                                Years ended April 30,
                                     -----------------------------------------
                                        2001           2000            1999
                                        ----           ----            ----
    Basic EPS Shares outstanding
        (weighted average)           8,198,569      7,673,497       7,502,260
    Effect of Dilutive Securities      233,254        370,230         318,482
                                     ---------      ---------       ---------
    Diluted EPS Shares outstanding   8,431,823      8,043,727       7,820,742
                                     =========      =========       =========

     Options to purchase 419,750 and 178,500 shares of common stock were outstanding during the years ended April 30, 2001 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation. For the year ended April 30, 2000, all exercisable options were included in the computation of diluted earnings per share.


3.  Accounts Receivable
    -------------------
     Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,814,000 at April 30, 2001 and $2,584,000 at April 30, 2000. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.


4.  Inventories
    -----------
     Inventories,   which  are  reported  net  of  reserves  of  $4,001,000  and
$1,188,000 at April 30, 2001 and 2000, respectively, consisted of the following (in thousands):
                                                  2001             2000
                                                  ----             ----
    Raw Materials and Component Parts .........$  9,227         $  6,188
    Work in Progress and Finished Goods .......  11,244            7,119
                                               --------         --------
                                               $ 20,471         $ 13,307
                                               ========         ========

5.  Marketable Securities
    ---------------------
     Marketable securities at April 30, 2001 and 2000 are summarized as follows (in thousands):

                                                 April 30, 2001
                                  -------------------------------------------
                                                                   Unrealized
                                                   Market           Holding
                                    Cost           Value          Gain (Loss)
                                    ----           -----          -----------
     REIT units ..................$ 12,000        $ 12,000          $   -
     Fixed income securities .....  19,344          19,582            238
     Equity securities ...........   2,132           1,825           (307)
                                  --------        --------         ------
                                  $ 33,476        $ 33,407         ($  69)
                                  ========        ========         ======

      During fiscal 2001, the decline in market value of a certain fixed income security was deemed to be other than temporary. Accordingly, the Company charged $287,000 against investment income to record the impairment in value of this security.
                                                 April 30, 2000
                                  -------------------------------------------
                                                                   Unrealized
                                                   Market           Holding
                                    Cost           Value             Loss
                                    ----           -----           --------
     REIT units ..................$ 12,000        $ 10,297        ($1,703)
     Fixed income securities .....  24,867          24,269           (598)
     Equity securities ...........   1,494           1,447            (47)
                                 ---------        --------        -------
                                  $ 38,361        $ 36,013        ($2,348)
                                  ========        ========        =======
     Maturities of fixed income securities classified as available-for-sale at April 30, 2001 are as follows (in thousands):
     Current ......................................$10,604
     Due after one year through five years ........  8,740
                                                   -------
                                                   $19,344
                                                   =======
6.  Property, Plant and Equipment
    -----------------------------
     Property, plant and equipment consists of the following (in thousands):
                                                            2001        2000
                                                            ----        ----
      Buildings and building improvements ................$12,252     $ 8,751
      Machinery, equipment and furniture ................. 25,010      19,523
                                                          -------     -------
                                                           37,262      28,274
      Less, accumulated depreciation and amortization .... 25,265      19,234
                                                          -------     -------
                                                          $11,997     $ 9,040
                                                          =======     =======


     Depreciation and amortization expense for the years ended April 30, 2001, 2000 and 1999 was $1,253,000, $1,117,000 and $1,211,000, respectively.

     Maintenance and repairs charged to operations for the years ended April 30,
2001,  2000  and  1999  was  approximately  $485,000,   $369,000  and  $353,000,
respectively.

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

     The Company leased back approximately 43% of the latter building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability while the related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the years ended April 30, 2001, 2000 and 1999, the Company charged $165,000, $180,000 and $194,000, respectively, to interest expense under the financing agreement.

     The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. Under the terms of the lease the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

     Future minimum lease payments required by the lease are as follows (in thousands):

     Years ending
      April 30,
         2002 ..........................$   400
         2003 ..........................    400
         2004 ..........................    400
         2005 ..........................    400
         2006 ..........................    400
         2007 and thereafter ...........  1,067
                                         ------
                                         $3,067
                                         ======

7.  Debt Obligations
    ----------------
     The Company's European subsidiaries have available approximately $7.6 million in bank credit lines to meet short-term cash flow requirements. As of April 30, 2001, $537,000 was outstanding under such lines of credit. One of the credit lines is collateralized by the accounts receivable of the Company's
French subsidiary. All other credit lines are unsecured. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2001, the rate was 4.802% based on the 3 month EURIBOR.

     The Company also has several long-term debt obligations aggregating approximately $376,000 which are secured primarily by the Company's European buildings. Three of the loans are payable in monthly installments, including interest at 5.25% to 5.61%, in the aggregate amount of $6,750. The fourth loan is payable in annual installments of $87,000, plus interest at 5.52%.
     Aggregate amounts of long-term debt scheduled to mature in each of the subsequent years ending April 30, are as follows: (in thousands)

                   2002 ..............$ 162
                   2003 ..............  157
                   2004 ..............   57
                                      -----
                                      $ 376
                                      =====

8.  Accrued Liabilities
    -------------------
     Accrued liabilities at April 30, 2001 and 2000 consist of the following (in thousands):

                                         2001           2000
                                         ----           ----
     Due customers ....................$ 2,915        $ 1,470
     Accrued bonus ....................  1,181            535
     Other compensation ...............  1,089            201
     Vacation accrual .................    512            390
     Other ............................  1,531            594
                                       -------        -------
                                       $ 7,228        $ 3,190
                                       =======        =======

9.  Commitments and Contingencies
    -----------------------------
      Qui Tam Action:
     In March 1994, a qui tam action brought by Ralph Muller, a former FEI employee, was served upon FEI and Martin Bloch, its president. A qui tam action is an action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The complaint alleges that FEI, in connection with its subcontract to design and manufacture certain oscillators which are components of the Government's Advance Medium Range Air to Air Missiles ("AMRAAMS"), improperly designed, manufactured and tested the oscillators and as a result the Government sustained damages. The complaint demands an unspecified amount of damages allegedly suffered by the Government, and asks that the Court determine the damages and assess civil penalties as provided under the False Claims Act. Under the False Claims Act, a recovery can be made in favor of the Government for a civil penalty of not less than $5,000 and not more than $10,000 as to each false claim and for each false record and statement, plus three times the amount of damages it is determined the Government sustained, plus legal fees and expenses. Under the provisions of the False Claims Act, the Government is permitted to take over the prosecution of the action. The Government has declined to prosecute the action and Muller is proceeding with the action on behalf of the Government.

     The action was stayed by the court between approximately April 1997 through June 1998 and January 2000 through July 2000. Limited discovery has taken place. The Government has determined that all documents related to this action are classified necessitating the implementation of extraordinary procedures for purposes of conducting discovery. In August 1999, the attorneys representing Muller withdrew as his counsel. Since that time Muller has been representing himself on a pro se basis.

      Company Position and Legal Fees:
     The Company and Mr. Bloch consider the allegations of the complaint to be unjustified; have denied the allegations and intend to vigorously defend the qui tam action. Because of the uncertainty associated with the qui tam action, FEI and its legal counsel are unable to estimate the potential liability or loss that may result, if any. Accordingly, no provision has been made in the accompanying consolidated financial statements. However, an unfavorable outcome of this qui tam action could have a material impact on the Company's financial position, results of operations and cash flows.

     Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $686,000, $274,000 and $221,000 for fiscal years 2001, 2000 and 1999, respectively.

      Directors' and Officers' Insurance Coverage
     On November 17, 1998, the Company received $4.5 million in settlement of its claim against Associated International Insurance Company under applicable directors and officers insurance coverage. This payment related to legal fees incurred by FEI in previous years in defense of litigation brought against it by agencies of the U.S. Government.

     On March 14, 2000, FEI commenced an action in the state court against National Union Fire Insurance of Pittsburgh, PA ("National"). The complaint set forth causes of action for declaratory judgment and breach of contract relating to certain directors and officers' liability insurance policies in connection with the Muller qui tam action and certain other litigations which the Company had previously settled. Pursuant to a Settlement Agreement dated April 18, 2001, the action against National was settled, FEI was paid $3.0 million (excluding related legal costs) representing the full amount of the available coverage under the applicable National policy, FEI released its claims and the action was discontinued.

     The Home Insurance Company ("Home") provided a $2.0 million policy of excess coverage to the referenced national policy. Home's liability under its policy was triggered by National's payment under its policy. Home is disputing FEI's claims. In June 2001, FEI demanded arbitration before the American Arbitration Association for resolution of a portion of the FEI claim. No opinion can be offered as to the outcome of this arbitration proceeding.

10.  Notes Receivable - Common Stock
     -------------------------------
     In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (8.5% at April 30, 2001) which is payable and adjusted annually. The principal was due in its entirety at the earlier of termination of employment or October 1999. (Certain officers requested and received an extension of the due date of the notes to October 2001.) During the year ended April 30, 2000, certain officers and employees made payments on their notes in the aggregate amount of $172,000. No payments were received during fiscal 2001 or 1999.

11.  Acquisition of Gillam S.A.
     --------------------------
     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. Gillam's business is based in the telecommunications market and targeted to four main areas:

     (i) "Wireline Network Synchronization"--managing timing and interconnectivity for communication networks; (ii) "Remote Control"--consisting of network monitoring systems; (iii) "Rural Telephony"--equipment designed to connect isolated subscribers to a telephone network via satellite and (iv) "Power Supplies"--produced through a subsidiary, for telecom service providers.
     The acquired company has been renamed Gillam-FEI.

     The Gillam acquisition was consummated pursuant to the terms of a Share Purchase Agreement dated as of August 29, 2000. Under terms of the agreement, the Company paid $8,400,264 in cash and issued 154,681 shares of common stock ("FEI stock") to acquire the outstanding stock of Gillam. Based upon the market value of FEI's stock on July 25, 2002, the Share Purchase Agreement may require the Company to issue to the Gillam shareholders up to 35,000 additional shares of FEI stock. In addition, the Company paid approximately $496,000 in direct transaction costs. Thus, the total purchase price is approximately as follows:

                                                      (in thousands)
       Cash paid for Gillam shares ......................$ 8,400
       Fair value of restricted shares issued ...........  3,465
       Direct transaction costs .........................    496
                                                         -------
       Total purchase price .............................$12,361
                                                         =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $7,282,000 and to intangible assets, principally goodwill, of approximately $5,079,000. Goodwill amortization in fiscal 2001 was $193,000 and was computed on the straightline method using a 15-year life. As of May 1, 2001, under the provisions of Statement 142 of the Financial Accounting Standards Board, "Goodwill and Other Intangible Assets", goodwill will not be amortized but will be tested periodically for impairment.

     The accompanying consolidated statements of operations for the year ended April 30, 2001 includes the results of operations of Gillam from September 13, 2000 through March 31, 2001. (Gillam will retain its April 1 to March 31 fiscal year for financial reporting purposes.) The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the years ended April 30, 2001 and 2000, adjusted to give effect to the acquisition of Gillam as of the beginning of each of the periods presented.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                      Pro forma
                                                     (unaudited)
                                                 Years ended April 30,
                                                 2001            2000
                                                 ----            ----
                                         (In thousands except per share data)

      Net Sales .............................. $53,569         $42,312
                                               -------         -------
      Operating Profit .......................  $5,495         $ 1,832
                                                ------         -------
      Income from continuing operations ......  $5,440         $ 3,222
                                                ======         =======
      Earnings per share- basic ..............  $ 0.66          $ 0.41
                                                ======          ======
      Earnings per share- diluted ............  $ 0.64          $ 0.39
                                                ======          ======

12.  Employee Benefit Plans
     ----------------------
Profit Sharing Plan:

     The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the year ended April 30, 2001, the Company contributed 14,592 shares of common stock with an approximate value at the date of issuance of $300,000. There were no such contributions in fiscal 2000 or 1999.

Income Incentive Pool:

     The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $1,073,000 and $175,000 to operations under these plans for the fiscal years ended April 30, 2001 and 2000, respectively. The Company incurred no expenses for such bonuses for the year ended April 30, 1999 due to lower operating profits.

Independent Contractor Stock Option Plan

     During fiscal 1998, the Company established an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Each of the option grants in fiscal 2001 and 2000, as indicated in the table below, were granted to certain independent contractors at a price equal to the then fair market value of the Company's common stock. Each option grant permitted immediate exercise of a portion of the options (24% to 34% of the total grant) with the balance exercisable proportionately over the next two to three years. For the years ended April 30, 2001, 2000 and 1999, the Company recognized compensation expense of $310,000, $170,000 and $58,000, respectively, as a result of these stock option grants.

     Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                               2001                   2000                   1999
                                       -------------------    -------------------    -------------------
                                                   Wtd Avg                Wtd Avg                Wtd Avg
                                        Shares      Price      Shares      Price      Shares      Price
                                        ------      -----      ------      -----      ------      -----
Outstanding at beginning of year ......122,300     $15.21     112,500     $15.75     112,500     $15.75
Granted ...............................  6,000     $15.80      12,000      $8.98           -          -
Exercised .............................(13,950)    $13.54      (2,200)     $8.88           -          -
                                       -------                -------                ------
Outstanding at end of year ............114,350     $15.31     122,300     $15.21     112,500     $15.75
                                       =======                =======                ======
Exercisable at end of year ............104,050     $15.54      89,200     $15.63      57,500     $15.75
                                       =======                 ======                ======
Available for grant at end of year ....219,500                 75,500                87,500
                                       =======                 ======                ======
Weighted average fair value
of options granted during the year .... $ 8.81                 $ 4.35                $    -
                                        ======                 ======                ======

Employee Stock Option Plans:

     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2001, eligible employees had been granted options to purchase 750,000 shares of Company stock under ISO plans of which 4,250 options are outstanding and exercisable. Through April 30, 2001, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 857,000 are outstanding and approximately 347,000 are exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.
     Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                               2001                  2000                  1999
                                        ------------------    ------------------    ------------------
                                                   Wtd Avg               Wtd Avg               Wtd Avg
                                         Shares     Price      Shares     Price      Shares     Price
                                         ------     -----      ------     -----      ------     -----
 Outstanding at beginning of year ......611,800     $7.65     792,625     $6.14     505,688     $6.14
 Granted ...............................330,000    $22.03     156,500     $7.50     325,000     $8.25
 Exercised .............................(80,363)    $6.18    (316,825)    $3.82     (20,063)    $3.72
 Expired or canceled ...................      -               (20,500)    $7.26     (18,000)   $10.84
                                        -------              --------               -------
 Outstanding at end of year ............861,437    $13.30     611,800     $7.65     792,625     $6.14
                                                              =======               =======
 Exercisable at end of year ............351,048     $7.74     304,593     $6.83     419,346     $4.11
                                        =======               =======               =======
 Available for grant at end of year .... 65,500               205,000                64,000
                                         ======               =======                ======
 Weighted average fair value
 of options granted during the year .....$12.24                 $3.68                 $4.26
                                         ======                 =====                 =====

     The weighted average remaining contractual life of options outstanding at April 30, 2001, 2000 and 1999 is 8.3, 8.1 and 6.2 years, respectively. At April 30, 2001, 2000 and 1999, option prices per share were from $3.25 to $23.9375.

     The Company applies the disclosure-only provision for SFAS No. 123 in accounting for the stock option plans. Had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the pro forma effect on the Company's financial statements would have been as follows:

                                       (in thousands, except per share data)
                                         2001           2000         1999
                                         ----           ----         ----
  Net Income, as reported ..............$5,644         $3,144       $1,173
                                        ======         ======       ======
  Net Income - pro forma ...............$4,775         $2,468       $  843
                                        ======         ======       ======
  Earnings per share, as reported:
     Basic ............................ $ 0.69         $ 0.41       $ 0.16
                                        ======         ======       ======
     Diluted .......................... $ 0.67         $ 0.39       $ 0.15
                                        ======         ======       ======
  Earnings per share- pro forma
     Basic ............................ $ 0.58         $ 0.32       $ 0.11
                                        ======         ======       ======
     Diluted .......................... $ 0.57         $ 0.31       $ 0.11
                                        ======         ======       ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.0%, 3.0% and 1.5%; expected volatility of 70%, 47%, and 37%; risk free interest rate (ranging from 6.5% to 8.0%); and expected lives ranging from seven to ten years.

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

                                             2001                  2000                  1999
                                      ------------------     -----------------    ------------------
                                                 Wtd Avg               Wtd Avg               Wtd Avg
                                       Shares     Price      Shares     Price      Shares     Price
                                       ------     -----      ------     -----      ------     -----
  Outstanding at beginning of year ... 69,000     $3.94      99,000     $3.93     105,000     $3.98
  Granted ............................      -         -           -         -       1,500     $1.00
  Expired ............................      -         -           -         -      (7,500)    $4.00
  Exercised ..........................(39,000)    $4.00     (30,000)    $4.00           -         -
                                      -------               -------               -------
  Outstanding at end of year ......... 30,000     $4.00      69,000     $3.94      99,000     $3.93
                                       ======                ======                ======
  Exercisable at end of year ........  30,000     $4.00      69,000     $3.94      98,000     $3.96
                                       ======                ======                ======
  Balance of shares available for
        grant at end of year ........  98,250                98,250               98,250
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

Employee Stock Ownership Plan/Stock Bonus Plan:

     During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan ("ESOP"). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 670,886 shares remain in the ESOP.

     In accordance with Statement of Position ("SOP") 93-6, the annual expense related to the leveraged ESOP, was determined as interest incurred on the note plus compensation cost based on the fair value of the shares released. Since all shares were released to the ESOP prior to May 1, 2000, no expense was recorded in fiscal 2001. The ESOP expense was approximately $978,000 and $1,064,000, for the years ended April 30, 2000 and 1999, respectively.

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

     Deferred compensation expense charged to operations during the years ended April 30, 2001, 2000 and 1999 was approximately $620,000, $494,000 and
$1,360,000, respectively. During fiscal 1999, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, deferred compensation expense in fiscal 1999 included approximately $800,000 to account for the benefit modifications.

13.  Income Taxes
     ------------
     The provision for income taxes consists of the following (in thousands):
                                             2001        2000         1999
                                             ----        ----         ----
   Current:
        Federal ............................$3,520      $  200       $  300
        Foreign ............................     -           -            -
        State ..............................    480         240          200
                                            ------      ------       ------
         Current provision ................. 4,000         440          500
   Deferred
        Federal ............................(1,214)        715          (85)
        Foreign ............................     9           -            -
        State ..............................  (203)        125          (15)
                                            ------      ------       ------
         Deferred (benefit) provision ......(1,408)        840         (100)
                                            ------      ------       ------
         Total provision ...................$2,592      $1,280       $  400
                                            ======      ======       ======


     The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                              2001        2000        1999
                                               ----        ----        ----
                                                      (In thousands)
 Computed "expected" tax expense .............$2,810      $1,504      $ 535
 State and local tax, net of federal benefit .   317         161        161
 Excess ESOP amortization ....................     -         163        192
 Nondeductible expenses ......................   111          26         35
 Nontaxable investment income ................   (43)        (99)      (145)
 Research & development tax credit ...........  (310)       (330)      (330)
 Other items, net, none of which
  individually exceeds 5% of federal
  taxes at statutory rates ...................  (293)       (145)       (48)
                                              ------      ------      -----
                                              $2,592      $1,280      $ 400
                                              ======      ======      =====

     The components of deferred taxes are as follows (in thousands):

                                                2001         2000
                                                ----         ----
  Deferred tax assets:
        Employee benefits .....................$3,312       $2,722
        Inventory ............................. 1,591          606
        Accounts receivable ...................    76           76
        Marketable securities .................    28          940
        Research & development ................   449            -
        Acquisition contingency reserve .......   210            -
        Net operating loss carryforwards ......   829            -
        Miscellaneous .........................    32           52
                                               ------       ------
           Total deferred tax asset ........... 6,527        4,396
                                               ------       ------
   Deferred tax liabilities:
        Property, plant and equipment ......... 2,145        1,856
                                               ------       ------
   Net deferred tax asset .....................$4,382       $2,540
                                               ======       ======

     At April 30, 2001, the Company has available approximately $2.2 million in net operating loss carryforwards at its European subsidiaries. Of this loss carryforward, approximately $238,000 expires in fiscal 2003 while the balance may be utilized for an indefinite period of time.



14.  Segment Information
     -------------------

     The Company operates under three reportable segments:
(1) Commercial communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
(2) U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
(3) Gillam-FEI - the Company's Belgian subsidiary primarily sells wireline synchronization and network monitoring systems.

     The accounting policies of the three segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes. The Company's Commercial Communications and U.S. Government segments operate principally out of a U.S.-based manufacturing facility with both segments sharing the same managers, manufacturing personnel, and machinery and equipment. Consequently, data for these two segments includes allocations of depreciation and corporate-wide general and administrative charges. The assets of these two segments consist principally of inventory and accounts receivable. All other U.S.-based assets are assigned to the corporation for the benefit of all three segments.

     The Company's European-based director manages the assets of the Gillam-FEI segment. All acquired assets, including intangible assets, are included in the assets of this segment.

     The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                        (in thousands):
                                                2001         2000         1999
                                                ----         ----         ----
  Net sales:
   Commercial Communications .................$36,290      $22,554      $14,547
   U.S. Government ...........................  3,727        3,981        4,411
   Gillam-FEI ................................  9,276            -            -
   less intercompany sales ...................    (83)           -            -
                                              -------      -------      -------
      Consolidated Sales .................... $49,210      $26,535      $18,958
                                              =======      =======      =======
  Operating profit (loss):
   Commercial Communications ..................$4,316      ($   91)     ($4,682)
   U.S. Government ............................   462        1,711         (137)
   Gillam-FEI .................................  (238)           -            -
   Corporate .................................. 1,401         (612)       4,118
                                              -------      -------      -------
      Consolidated Operating Profit (Loss) ...$ 5,939      $ 1,008      ($  701)
                                              =======      =======      =======

                                                        (in thousands):
                                                2001         2000         1999
                                                ----         ----         ----
  Identifiable assets:
   Commercial Communications ................$ 25,025      $18,447      $16,968
   U.S. Government ..........................   1,580        4,450        4,918
   Gillam-FEI ...............................  19,237            -            -
   less intercompany balances ...............    (234)           -            -
   Corporate ................................  56,431       57,950       56,469
                                             --------     --------     --------
      Consolidated Identifiable Assets ......$102,039      $80,847      $78,355
                                             ========      =======      =======
  Depreciation (allocated):
   Commercial Communications ..................$  955       $  971       $  910
   U.S. Government ............................   112          127          282
   Gillam-FEI .................................   166            -            -
   Corporate ..................................    19           19           19
                                               ------       ------       ------
      Consolidated Depreciation Expense .......$1,252       $1,117       $1,211
                                               ======       ======       ======

  Major Customers
     In fiscal year 2001, sales to three customers of the Commercial Communications segment aggregated $26.7 million or 73% of that segment's total sales. Two of these customers accounted for 36% and 11%, respectively, of the Company's consolidated sales for the year. In the U.S. Government segment, sales to two customers aggregated $2.5 million or 68% of that segment's revenues in fiscal 2001. In the Gillam-FEI segment, sales to three customers aggregated $4.6 million or 49% of that segment's revenues for the period that the Company owned the segment. None of the customers in the U.S. Government segment or the Gillam-FEI segment accounted for more than 10% of consolidated revenues.

     During fiscal year 2000, sales to one customer accounted for approximately $14.0 million of the Commercial Communications segment's total sales. This amount represents 62% of the Commercial Communications' total revenues and 53% of consolidated sales. In the U.S. Government segment, sales to three customers accounted for $2.4 million of sales or 61% of the segment's revenue and 9% of consolidated revenue. No U.S. Government customer accounted for more than 10% of consolidated revenue.

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

  Foreign Sales
     Revenues in the Commercial Communications and Gillam-FEI segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries
                                      (in thousands):
                              2001          2000          1999
                              ----          ----          ----
    Brazil ..................$2,825        $  242        $    -
    Morocco ................. 2,636             -             -
    France .................. 2,480           616           987
    Belgium ................. 2,401             3             -
    United Kingdom .......... 1,020         1,068           811
    Other ................... 3,000         1,320         1,943
                            -------        ------        ------
                            $14,362        $3,249        $3,741
                            =======        ======        ======

15. Interim Results (Unaudited)
    --------------------------

     Quarterly results for fiscal years 2001 and 2000 are as follows:
                                  (in thousands, except per share data)
                                              2001 Quarter
                          ---------------------------------------------------
                            1st            2nd             3rd           4th
                            ---            ---             ---           ---
  Net sales ..............$8,893        $10,819         $15,193       $14,305
  Gross margin ........... 3,912          4,691           5,832         2,595
  Net income .............   807          1,471           1,633         1,734
  *Earnings per share
        Basic .............$0.10          $0.18           $0.20         $0.21
        Diluted ...........$0.10          $0.17           $0.19         $0.20

     During the fourth quarter of fiscal 2001, the Company recorded a receivable for $3.0 million before related legal expenses for reimbursement of certain expenses under applicable directors' and officers' liability insurance. In
addition,   the  Company   wrote  off  or  reserved   $2.0  million  of  certain
work-in-progress and component inventory related to discontinued product lines and to quantities in excess of near-term requirements.
                                             2000 Quarter
                          ---------------------------------------------------
                            1st            2nd             3rd           4th
                            ---            ---             ---           ---
  Net sales ..............$5,464         $6,036          $7,117        $7,918
  Gross margin ........... 2,392          2,681           3,144         3,434
  Net income .............   444            478           1,203         1,019
  *Earnings per share
        Basic .............$0.06          $0.06           $0.16         $0.13
        Diluted ...........$0.06          $0.06           $0.15         $0.12

          *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

16. Other Information
    -----------------

     The following provides information about investing and financing activities of the Company that affect assets or liabilities but did not result in cash flow for the three years ended April 30, 2001, 2000 and 1999 and, therefore, are excluded from the Consolidated Statements of Cash Flows.
                                                    (in thousands)
                                             2001        2000        1999
                                             ----        ----        ----

   Declaration of cash dividend .............$829        $799        $766

   Transfer of work-in-process inventory
       to equipment .........................   -           -         175

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                Column A                Column B                  Column C                Column D          Column E
                --------                --------                  --------                --------          --------
                                                                  Additions
             Description                Balance            Charged        Charged
                                           at             to costs       to other                          Balance at
                                        beginning            and         accounts-       Deductions          end of
                                        of period         expenses       describe         -describe          period
                                        ---------         --------       --------         ---------          ------

Year ended April 30, 2001
     Allowance for doubtful
     accounts ..............................$190                           119(c)                              $311
                                                                             2(d)

     Inventory reserves ..................$1,188          $2,001         1,437(c)          $653(b)           $4,001
                                                                            28(d)

Year ended April 30, 2000
     Allowance for doubtful
     accounts ..............................$190             $17                            $17(a)             $190

     Inventory reserves ..................$1,054            $134                              -              $1,188

Year ended April 30, 1999
     Allowance for doubtful
     accounts ..............................$190             $36                            $36(a)             $190

     Inventory reserves ..................$1,400            $150                           $496(b)           $1,054

(a)      Accounts written off
(b)      Inventory disposed or written off
(c)      Acquired in connection with Gillam SA acquisition
(d)      Foreign currency translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------



Item 10(a) Directors of the Company
     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 3, 2001.

Item 10(b) Executive Officers of the Company
     The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.
     The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

   Joseph P. Franklin  - Chairman of the Board of Directors
   Martin B. Bloch     - President, Chief Executive Officer and Director
   Markus Hechler      - Executive Vice President and Assistant Secretary
   Michel Gillard      - President, Gillam-FEI
   Charles S. Stone    - Vice President, Low Noise Development
   Leonard Martire     - Vice President, Marketing and Sales
   Oleandro Mancini    - Vice President, Business Development
   Thomas McClelland   - Vice President, Commercial Products
   Alan Miller         - Treasurer and Chief Financial Officer
   Harry Newman        - Secretary and Assistant to the Executive Vice President

    None of the officers and directors is related.

     Joseph P. Franklin, age 67, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors and Chief Executive Officer. He also served as Chief Financial Officer from September 15, 1996 through October 5, 1998. He has been the Chief Executive Officer of Franklin S.A., since August 1987, a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.
     Martin B. Bloch, age 65, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.
     Markus Hechler, age 55, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. He has served as Assistant Secretary since 1978.
     Michel Gillard, age 60, became an officer and director of the Company when Gillam S.A. was acquired in September 2000. Gillam S.A., a company engaged in the design, manufacture and marketing of wireline and network synchronization systems, was founded by Mr. Gillard in 1974.
     Charles S. Stone, age 70, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.
     Leonard Martire, age 64, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Marketing and Sales.
     Oleandro Mancini, age 52, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite
Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.
     Thomas McClelland, age 46, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.
     Alan Miller, age 52, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.
     Harry Newman, age 54, Secretary and Assistant to the Executive Vice President, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 11.  Executive Compensation
--------  ----------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 3, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 3, 2001.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 3, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
(a) Index to Financial Statements, Financial Statement Schedules and Exhibits
    -------------------------------------------------------------------------
    The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

    (1) FINANCIAL STATEMENTS

        Included in Part II of this report:
                                                               Page(s)

         Report of Independent Accountants                        23

         Consolidated Balance Sheets
            April 30, 2001 and 2000                              24-25

         Consolidated Statements of Operations
             -years ended April 30, 2001, 2000 and 1999           26

         Consolidated Statements of Changes in
           Stockholders' Equity
            - years ended April 30, 2001, 2000 and 1999           27

         Consolidated Statements of Cash Flows
            - years ended April 30, 2001, 2000 and 1999          28-29

         Notes to Consolidated Financial Statements              30-46

    (2) Financial Statement Schedules

        Included in Part II of this report:

           Schedule II - Valuation and Qualifying Accounts        47

          Other financial  statement  schedules are omitted because they are not
          required,   or  the  information  is  presented  in  the  consolidated financial statements or notes thereto.

    (3) EXHIBITS

           Exhibit 23.1  - Consent of Independent Accountants.    57

           The exhibits listed on the accompanying Index to Exhibits beginning on page 51 are filed as part of this annual report.

(b) REPORTS ON FORM 8-K

       Registrant's Form 8-K, dated March 23, 2001, containing disclosure under
       Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 2001.

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identification                                    Statement or
in this       per Reg.         Description                      report specified
Form 10-K     229.601(b)       of Exhibit                       below
---------     ----------       --------------------------       ----------------

       1          (3)          Copy of Certificate of
                               Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware (1)                          3.1

       2          (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware on March 27,                 3.2
                               1981 (2)

       3          (3)          Copy of By-Laws of the
                               Registrant, as amended
                               to date (3)                              3.3

       4          (4)          Specimen of Common Stock
                               certificate (1)                          4.1

       5          (10)         Stock Bonus Plan of Registrant
                               and Trust Agreement
                               thereunder (4)                          10.2

       6          (10)         Employment agreement
                               between Registrant and
                               Martin B. Bloch (4)                     10.3

       7          (10)         Employment agreement
                               between Registrant and
                               Abraham Lazar (4)                       10.4

       8          (10)         Employment agreement
                               between Registrant and
                               John C. Ho (4)                          10.5

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identification                                    Statement or
in this       per Reg.         Description                      report specified
Form 10-K     229.601(b)       of Exhibit                       below
---------     ----------       --------------------------       ----------------

       9          (10)         Employment agreement
                               between Registrant and
                               Marvin Meirs (4)                        10.6

       10         (10)         Employment agreement
                               between Registrant and
                               Alfred Vulcan (4)                       10.7

       11         (10)         Employment agreement
                               between Registrant and
                               Harry Newman (4)                        10.8

       12         (10)         Employment agreement
                               between Registrant and
                               Marcus Hechler (4)                      10.9

       13         (10)         Form of stock escrow
                               agreement between Vincenti &
                               Schickler as escrow agent
                               and certain officers of
                               Registrant (4)                         10.10

       14         (10)         Form of Agreement concerning
                               Executive Compensation (2)             10.11

       15         (10)         Registrant's 1982 Incentive
                               Stock Option Plan (5)                     15

       16         (10)         Amendment dated April 19,
                               1981 to Stock Bonus Plan
                               of Registrant and Trust
                               Agreement (3)                           20.1

       17         (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with
                               Secretary of State of
                               Delaware on October 26,
                               1984 (6)                                  17

       18         (10)         Registrant's 1984 Incentive
                               Stock Option Plan (6)                     18

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identification                                    Statement or
in this       per Reg.         Description                      report specified
Form 10-K     229.601(b)       of Exhibit                       below
---------     ----------       --------------------------       ----------------

       19         (10)         Registrant's Cash or Deferral
                               Profit Sharing Plan and
                               Trust under Internal Revenue
                               Code Section 401,
                               dated April 1, 1985 (7)                   19

       20         (10)         Computation of Earnings           Included in the
                               per Share of Common               Financial
                               Stock                             Statements

       21         (10)         Amendment Restated Effective
                               as of May 1, 1984 of the
                               Stock Bonus Plan and Trust
                               Agreement of Registrant (7)               21

       22         (3)          Amendment to Certificate
                               of Incorporation of the
                               Registrant filed with the
                               Secretary of State of Delaware
                               on October 22, 1986 (8)                   22

       23         (10)         Amendment Restated Effective
                               as of May 1, 1984 of the Stock
                               Bonus Plan and Trust Agreement
                               of Registrant (8)                         23

       24         (3)          Amended and Restated
                               Certificate of
                               Incorporation of the
                               Registrant filed with
                               the Secretary of State
                               of Delaware on
                               October 26, 1987 (10)                     24

       25         (22)         List of Subsidiaries
                               of Registrant (10)                        25

       26         (10)         Employment agreement
                               between Registrant and
                               Charles Stone (9)                         26

       27         (10)         Employment agreement
                               between Registrant and
                               Jerry Bloch (9)                           27

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identification                                    Statement or
in this       per Reg.         Description                      report specified
Form 10-K     229.601(b)       of Exhibit                       below
---------     ----------       --------------------------       ----------------

       28         (10)         Registrant's 1987
                               Incentive Stock Option
                               Plan (9)                                  28

       29         (10)         Registrant's Senior
                               Executive Stock Option
                               Plan (9)                                  29

       30         (10)         Amendment dated Jan. 1, 1988
                               to Registrant's Cash or
                               Deferred Profit Sharing Plan
                               and Trust under Section 401
                               of Internal Revenue Code (9)              30

       31         (10)         Executive Incentive
                               Compensation Plan between
                               Registrant and various
                               employees (9)                             31

       32         (10)         Amended Certificate of In-
                               corporation of the Company
                               filed with the Secretary of
                               State of Delaware on
                               November 2, 1989 (10)                     32

       33         (10)         Registrant's Employee Stock
                               Option Plan (10)                          33

       34         (10)         Loan agreement between
                               Registrant and Nat West
                               Dated May 22, 1990 (10)                   34

       35         (10)         Loan Agreement between
                               Registrant's Employee
                               Stock Ownership Plan and
                               Registrant dated
                               May 22, 1990 (10)                         35

       36         (23)         Consent of Independent
                               Accountants to incorporation
                               by reference of 2001 audit repo
                               in Registrant's Form S-8
                               Registration Statement.                   23.1

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.   Identification-                                   Statement or
in this       per Reg.         Description                      report specified
Form 10-K     229.601(b)       of Exhibit                       below
---------     ----------       --------------------------       ----------------

       37         (10)         Registrant's 1997 Independent
                               Contractor Stock Option Plan (11)        4.14

       38         (10)         Contribution Agreement between
                               Registrant and Reckson Operating
                               Partnership L.P. dated
                               January 6, 1998  (12)                    10.12

       39         (10)         Lease agreement between
                               Registrant and Reckson
                               Operating Partnership, L.P.
                               dated January 6, 1998  (12)              10.13

       40         (10)         Plea Agreement, Civil Settlement
                               and Related Documents dated
                               June 19, 1998  (12)                      10.14

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

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-42233) of Frequency Electronics, Inc. of our report dated June 27, 2001 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP
Melville, New York
July 30, 2001

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

    Dated:  July 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                         Title                     Date

/s/  Martin B. Bloch              President & Director           7/30/01
-----------------------
     Martin B. Bloch

/s/  Joel Girsky                  Director                       7/30/01
-----------------------
     Joel Girsky

/s/  John Ho                      Director                       7/30/01
-----------------------
     John Ho

/s/  Marvin Meirs                 Director                       7/30/01
-----------------------
     Marvin Meirs