Form 10-Q
period 2001-07-31
FREQUENCY ELECTRONICS INC
filed 2001-09-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 31, 2001

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 7, 2001 - 8,308,701

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                   Page No.

       Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheets -
               July 31, 2001 and April 30, 2001                      3-4

           Condensed Consolidated Statements of Operations
               Three Months Ended July 31, 2001 and 2000              5

           Condensed Consolidated Statements of Cash Flows
               Three Months Ended July 31, 2001 and 2000              6

           Notes to Condensed Consolidated Financial Statements      7-9

       Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10-12


Part II.  Other Information:

       Item 1 - Legal Proceedings                                    12

       Item 6 - Exhibits and Reports on Form 8-K                     12

       Signatures                                                    13

























                                     2 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                   July 31,          April 30,
                                                     2001              2001
                                                     ----              ----
                                                  (UNAUDITED)        (NOTE A)
                                                          (In thousands)
ASSETS:

Current assets:

    Cash and cash equivalents                       $ 3,043        $  2,121

    Marketable securities                            31,288          33,407

    Accounts receivable, net of allowance for
               doubtful accounts of $190             13,267          15,160

    Inventories                                      19,986          20,471

    Deferred income taxes                             4,767           4,313

    Prepaid expenses and other                        1,595           4,662
                                                    -------        --------
           Total current assets                      73,946          80,134

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                   12,132          11,997

Deferred income taxes                                   115              69

Intangible assets                                     5,259           4,987

Other assets                                          4,651           4,852
                                                    -------        --------
           Total assets                             $96,103        $102,039
                                                    =======        ========




















                See accompanying notes to condensed consolidated
                             financial statements.

                                     3 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)

                                                       July 31,        April 30,
                                                         2001            2001
                                                         ----            ----
                                                     (UNAUDITED)        (NOTE A)
                                                             (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Accounts payable - trade                     $   2,016        $  2,408
        Accrued liabilities and other                    5,651          11,126
                                                     ---------        --------
      Total current liabilities                          7,667          13,534

Deferred compensation                                    5,815           5,726
Other liabilities                                       12,069          12,348
                                                     ---------        --------

      Total liabilities                                 25,551          31,608
                                                     ---------        --------

Minority interest in subsidiary                           217              226

Stockholders' equity:
  Preferred stock  - $1.00 par value                     -0-              -0-
  Common stock  -  $1.00 par value                      9,164            9,164
  Additional paid-in capital                           42,767           42,860
  Retained earnings                                    22,046           21,226
                                                     --------         --------
                                                       73,977           73,250

  Common stock reacquired and held in treasury
      -at cost, 863,489 shares at July 31, 2001
      and 872,669 shares at April 30, 2001             (2,913)          (3,127)
  Other stockholders' equity                             (120)            (122)
  Accumulated other comprehensive (loss) income          (609)             204
                                                     --------         --------
      Total stockholders' equity                       70,335           70,205
                                                     --------         --------

      Total liabilities and stockholders' equity     $ 96,103         $102,039
                                                     ========         ========

















                See accompanying notes to condensed consolidated
                             financial statements.

                                     4 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                    2001              2000
                                                    ----              ----
                                            (In thousands except per share data)


Net Sales                                          $11,070           $ 8,893
Cost of sales                                        7,000             4,981
                                                   -------           -------
        Gross Margin                                 4,070             3,912

Selling and administrative expenses                  2,215             2,129
Research and development expense                     1,113             1,204
                                                   -------           -------
        Operating profit                               742               579

Other income (expense):
     Investment income                                 517               743
     Interest expense                                  (78)              (69)
     Other income (expense), net                         1               (56)
                                                   -------           -------
Income before minority interest and
provision for income taxes                           1,182             1,197

Minority Interest in loss
   of consolidated subsidiary                          (8)                -
                                                   -------           -------
Income before provision for income taxes             1,190             1,197

Provision for income tax                               370               390
                                                   -------           -------
        Net income                                 $   820           $   807
                                                   =======           =======

Net earnings per common share
        Basic                                      $  0.10           $  0.10
                                                   =======           =======
        Diluted                                    $  0.10           $  0.10
                                                   =======           =======

Average shares outstanding
        Basic                                     8,332,557         8,031,530
                                                  =========         =========
        Diluted                                   8,551,214         8,488,530
                                                  =========         =========












                See accompanying notes to condensed consolidated
                             financial statements.

                                     5 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)

                                                          2001          2000
                                                          ----          ----
                                                             (In thousands)

Cash flows from operating activities:
 Net income                                            $   820        $   807
 Non-cash charges to earnings                              323            642
 Insurance reimbursement                                 3,000              -
 Litigation settlement                                       -            245
 Net changes in assets and liabilities                  (2,516)          (889)
                                                       -------        -------
Net cash provided by operating activities                1,627            805

Cash flows from investing activities:
  Sale (Purchase) of marketable securities -net          1,448           (360)
  Other - net                                             (741)          (357)
                                                       -------        -------
Net cash provided by (used in) investing activities        707           (717)

Cash flows from financing activities:
  Dividends paid                                          (829)          (799)
  Other - net                                             (543)           231
                                                       -------        -------
Net cash used in financing activities                   (1,372)          (568)
                                                       -------        -------

Net increase (decrease) in cash and
   cash equivalents before effect of
   exchange rate changes                                   962           (480)

Effect of exchange rate changes on cash
and cash equivalents                                       (40)             -
                                                       -------        -------
Net increase (decrease) in cash
   and cash equivalents                                    922           (480)

         Cash at beginning of period                     2,121          4,994
                                                       -------        -------
         Cash at end of period                         $ 3,043        $ 4,514
                                                       =======        =======















                See accompanying notes to condensed consolidated
                             financial statements.

                                     6 of 13

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2001 and the results of its operations and cash flows for the three months ended July 31, 2001 and 2000. The April 30, 2001 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                                   Three months ended July 31,
                                                   2001                2000
                                                   ----                ----
    Basic EPS Shares outstanding
      (weighted average)                        8,332,557           8,031,530
    Effect of Dilutive Securities                 218,657             457,000
                                                ---------           ---------
    Diluted EPS Shares outstanding              8,551,214           8,488,530
                                                =========           =========

        Options to purchase 85,000 shares of common stock were outstanding during the three months ended July 31, 2001, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share. For the three months ended July 31, 2000, all exercisable options were included in the computation of diluted earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

        Accounts receivable at July 31, 2001 and April 30, 2001 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,685,000 and $3,814,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

        Inventories, which are reported net of reserves of $3,949,000 and $4,001,000 at July 31, 2001 and April 30, 2001, respectively, consist of the following:

                                             July 31, 2001    April 30, 2001
                                             -------------    --------------
                                                      (In thousands)

   Raw materials and Component parts            $ 9,271         $  9,227
   Work in progress and Finished goods           10,715           11,244
                                               --------         --------
                                                $19,986          $20,471
                                                =======          =======


                                     7 of 13

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

        For the three months ended July 31, 2001 and 2000, total comprehensive income was $7,000 and $2,352,000, respectively.

NOTE F - SEGMENT INFORMATION

The Company operates under three reportable segments:
1. Commercial communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.

        The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                              Three months ended July 31,
                                                 2001              2000
                                                 ----              ----
  Net sales:
      Commercial Communications                $ 8,191            $ 8,195
      U.S. Government                              983                698
      Gillam-FEI                                 2,100                  -
      less intercompany sales                     (204)                 -
                                               -------            -------
         Consolidated Sales                    $11,070            $ 8,893
                                               =======            =======
  Operating profit (loss):
      Commercial Communications                $ 1,258            $ 1,038
      U.S. Government                              213                134
      Gillam-FEI                                  (383)                 -
      Corporate                                   (346)              (593)
                                               -------            -------
         Consolidated Operating Profit         $   742            $   579
                                               =======            =======

                                            July 31, 2001     April 30, 2001
  Identifiable assets:
      Commercial Communications                $24,737           $ 25,025
      U.S. Government                            2,050              1,580
      Gillam-FEI                                17,246             19,237
      less intercompany balances                  (516)              (234)
      Corporate                                 52,586             56,431
                                               -------           --------
         Consolidated Identifiable Assets      $96,103           $102,039
                                               =======           ========


NOTE G - ACQUISITION OF GILLAM S.A.

     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. Gillam's business is based in the telecommunications market and targeted to four main areas:

                                     8 of 13

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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
                                                            =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $7,282,000 and to intangible assets, principally goodwill, of approximately $5,079,000. On May 1, 2001, the Company adopted Statement 142 of the Financial Accounting Standards Board ("SFAS 142"), "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is to be tested periodically for impairment. The adoption of SFAS 142 reduces general and administrative expenses by approximately $85,000 per quarter.

     The accompanying condensed consolidated statements of operations for the three-month period ended July 31, 2001, includes the results of operations of Gillam-FEI. The three-month period ended July 31, 2000, does not include any amounts from Gillam-FEI. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended July 31, 2000, adjusted to give effect to the acquisition of Gillam-FEI as of the beginning of the period.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2000, nor does it purport to represent the results of operations for future periods.

                                                   Pro forma
                                              Three months ended
                                                 July 31, 2000
                                                 -------------
                                      (In thousands except per share data)

      Net Sales                                     $11,178
                                                    -------
      Operating Profit                               $  391
                                                     ------
      Income from continuing operations              $  612
                                                     ======
      Earnings per share- basic                      $ 0.07
                                                     ======
      Earnings per share- diluted                    $ 0.07
                                                     ======



                                     9 of 13

                  Frequency Electronics, Inc. and Subsidiaries


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The table below sets forth for the respective first quarters of fiscal years 2001 and 2001 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                 Three months ended
                                                      July 31,
                                                2001           2000
                                                ----           ----
     Net Sales
        Commercial Communications                72.1%          92.2%
        U.S. Government                           8.9            7.8
        Gillam-FEI                               19.0              -
                                                -----          -----
                                                100.0          100.0

     Cost of Sales                               63.2           56.0
     Selling and administrative expenses         20.0           23.9
     Research and development expenses           10.1           13.5
                                                -----          -----
        Operating profit                          6.7            6.6

     Other income (expense)- net                  4.0            6.9
                                                -----          -----
     Pretax Income                               10.7           13.5
     Provision for income taxes                   3.3            4.4
                                                -----          -----
        Net earnings                              7.4%           9.1%
                                                =====          =====


     For the three months ended July 31, 2001, operating profit increased by $163,000 (28%) over the comparable period of fiscal year 2001 and net earnings increased by $13,000 (2%). The Company's consolidated financial statements for the first quarter of fiscal 2002 include the results from Gillam-FEI which was acquired in September 2000. Including Gillam-FEI, sales increased by 24% for the first quarter of fiscal 2002 over the first quarter of last fiscal year offset by a decrease in gross margin rates from 44% to 37% and a reduction in investment income. Results for the fiscal 2002 quarter were also impacted by the termination of a contract for receive/transmit modules for the fiber optics industry. No revenues or expenses were recognized under this contract during the fiscal 2002 quarter. Results for the fiscal 2001 quarter were impacted by certain one-time legal and final settlement costs of approximately $245,000 relative to litigation initiated in fiscal 1994.

     Margins on commercial communications revenues were 41% as compared to 37% for U.S. Government programs and 22% for Gillam-FEI. During the quarter ended July 31, 2000, gross margins on commercial communications sales were 44% while margins on U.S. Government programs were 38%. The commercial communications margins are within the Company's expectations given the current mix of production and long-term contracts. Margins on U.S. Government contracts and Gillam-FEI orders are historically lower than that of commercial communications. One of the goals of the Company is to introduce products and procedures which will increase Gillam-FEI's margins to a level comparable to that of the other segments. With the present mix of orders and recent contract bookings, the Company expects to maintain its profit margins at or near the current level for the remainder of fiscal 2001.



                                    10 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Selling and administrative costs for the quarter ended July 31, 2001, increased by $86,000 (4%) over the three months ended July 31, 2000. Excluding Gillam-FEI and the fiscal 2000 litigation settlement mentioned above, selling and administrative expenses decreased by $210,000 (11%). The principle cause of this decrease was the approximately $193,000 reduction in amortization of certain non-employee stock options as the options became exercisable in the prior year. The Company anticipates that selling and administrative expenses will be greater in fiscal 2002 than that incurred in fiscal 2001, although, as a percentage of sales, the ratio is expected to decrease.

     Research and development costs in the fiscal 2002 period decreased by $91,000 (8%) over the comparable three-month period ended July 31, 2000. The apparent slowing of research and development spending is not indicative of a decrease in the Company's development efforts. Some of the Company's development spending was customer-funded, the costs of which are included in cost of sales or in work-in-process inventory. The Company continues to devote significant resources to develop new products and enhance existing products for the commercial communications market. Approximately 23% of development spending in the fiscal 2002 quarter was incurred by Gillam-FEI. The Company intends to introduce Gillam-FEI's wireline synchronization product to the growing U.S market as well as to the rest of the world. In addition, the Company is continuing development of products in support of third generation (3G) wireless infrastructure systems, products which increase the capability of existing TDMA and GSM systems (2.5G or EDGE), as well as products for interconnectivity with wireline and fiber optic networks. The Company targets research and development spending at approximately 10% of sales but will spend additional amounts as opportunities present themselves. Internally generated cash and cash reserves are adequate to fund this development effort.

     Net nonoperating income and expense decreased by $178,000 (29%) in the three months ended July 31, 2001 from the comparable fiscal 2001 quarter. Investment income declined by $226,000 (30%) as a result of lower interest rates on marketable securities and a 17% decrease in invested assets. The decrease in the level of marketable securities in the first quarter of fiscal 2002 is due to the investment in Gillam-FEI which was made in September 2000. Interest expense increased by $9,000 (13%) while other income (expense) increased by $57,000 during the fiscal 2002 quarter compared to the period ended July 31, 2000. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $66 million at July 31, 2001 which is comparable to working capital at April 30, 2001. Included in working capital at July 31, 2001 is $34.3 million of cash, cash equivalents and marketable securities, including $11.5 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

     Net cash provided by operating activities for the three months ended July 31, 2001, was $1.6 million compared to $805,000 in the comparable fiscal 2001 quarter. In the fiscal 2002 period, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.0 million. Cash was also generated by collections on accounts receivable and reduced by repayment of amounts due to customers. The Company anticipates that it will continue to generate positive cash flow from operating activities this fiscal year.

     Net cash provided by investing activities for the three months ended July 31, 2001, was $707,000. Approximately $1.4 million was obtained from the sale or redemption of certain marketable securities. These inflows were offset by the acquisition of capital equipment for approximately $526,000 and additional investment of approximately $176,000 in the Company's China subsidiary, FEI-Asia. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as

                                    11 of 13

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend approximately $2 million on capital equipment during fiscal 2002. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the three months ended July 31, 2001, was $1.4 million compared to $568,000 for the comparable fiscal 2001 quarter. Included in both fiscal quarters is payment of the Company's semiannual dividend in the aggregate amount of $829,000 and $799,000, respectively. In addition, the Company made scheduled debt payments of $585,000. Offsetting the fiscal 2001 cash outflow is approximately $288,000 received on the exercise of stock options to acquire approximately 64,000 shares of Company stock.

     At July 31, 2001, the Company's backlog amounted to approximately $35 million compared to the approximately $39 million backlog at April 30, 2001. Approximately 71% of the backlog represents orders for the commercial communications segment, 23% for the Gillam-FEI segment and 6% for the U.S. Government segment. Of this backlog, approximately 90% is realizable during fiscal 2002.



        "Safe Harbor" Statement under the Private Securities Litigation
                              Reform Act of 1995:

     The statements in this quarterly report on Form 10Q regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.


                                     PART II

ITEM 1 - Legal Proceedings

     On March 14, 2000, FEI commenced an action in the state court against National Union Fire Insurance of Pittsburgh, PA ("National"). The complaint set forth causes of action for declaratory judgment and breach of contract relating to certain directors and officers' liability insurance policies in connection with the Muller qui tam action and certain other litigations. Pursuant to a Settlement Agreement dated April 18, 2001, the action against National was settled, FEI was paid $3.0 million representing the full amount of the available coverage under the applicable National policy, FEI released its claims and the action was discontinued.


ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) Registrant's Form 8-K, dated April 18, 2001, containing disclosure under Item 5 thereof (settlement agreement with insurance carrier), was filed with the Securities and Exchange Commission during the quarter ended July 31, 2001.

                                    12 of 13

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FREQUENCY ELECTRONICS, INC.
                                                  (Registrant)

Date:  September 14, 2001                 BY: /s/ Joseph P. Franklin
                                              ------------------------
                                                  Joseph P. Franklin
                                              Chairman of the Board of Directors



Date: September 14, 2001                  BY: /s/ Alan Miller
                                              -----------------------
                                                  Alan Miller
                                              Chief Financial Officer
                                                 and Controller





































                                    13 of 13