Form 10-Q
period 2001-10-31
FREQUENCY ELECTRONICS INC
filed 2001-12-17
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended October 31, 2001

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 7, 2001 - 8,314,439

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                 Page No.

  Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets -
        October 31, 2001 and April 30, 2001                       3-4

    Consolidated Condensed Statements of Operations
        Six Months Ended October 31, 2001 and 2000                 5

    Condensed Consolidated Statements of Operations
        Three Months Ended October 31, 2001 and 2000               6

    Condensed Consolidated Statements of Cash Flows
        Six Months Ended October 31, 2001 and 2000                 7

    Notes to Condensed Consolidated Financial Statements          8-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations          11-13


Part II.  Other Information:

  Item 1 - Legal Proceedings                                       14

  Item 6 - Exhibits and Reports on Form 8-K                        14

  Signatures                                                       15

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                   October 31,       April 30,
                                                      2001             2001
                                                      ----             ----
                                                   (UNAUDITED)       (NOTE A)
                                                          (In thousands)
ASSETS:

Current assets:

  Cash and cash equivalents                        $10,575          $  2,121

  Marketable securities                             24,258            33,407

  Accounts receivable, net of allowance for
             doubtful accounts of $190              14,431            15,160

  Inventories                                       19,531            20,471

  Deferred income taxes                              4,559             4,313

  Prepaid expenses and other                         1,395             4,662
                                                   -------          --------
         Total current assets                       74,749            80,134

Property, plant and equipment, at cost,
   less accumulated depreciation and
   amortization                                     12,030            11,997

Intangible assets                                    5,163             4,987

Other assets                                         5,442             4,921
                                                   -------          --------
           Total assets                            $97,384          $102,039
                                                   =======          ========
























                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)




                                                  October 31,        April 30,
                                                     2001              2001
                                                     ----              ----
                                                 (UNAUDITED)         (NOTE A)
                                                         (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                        $ 2,152            $  2,408
  Accrued liabilities and other                     5,667              11,126
                                                  -------            --------
      Total current liabilities                     7,819              13,534

Deferred compensation                               5,913               5,726
Other liabilities                                  12,011              12,348
                                                  -------            --------
      Total liabilities                            25,743              31,608
                                                  -------            --------

Minority interest in subsidiary                       217                 226

Stockholders' equity:
  Preferred stock  - $1.00 par value                 -0-                 -0-
  Common stock  -  $1.00 par value                  9,164               9,164
  Additional paid-in capital                       42,891              42,860
  Retained earnings                                22,027              21,226
                                                  -------            --------
                                                   74,082              73,250
  Common stock reacquired and held in treasury
    -at cost, 850,000 shares at October
     31, 2001 and 872,669 shares at
     April 30, 2001                                (2,870)             (3,127)
  Other stockholders' equity                         (119)               (122)
  Accumulated other comprehensive income              331                 204
                                                  -------            --------
      Total stockholders' equity                   71,424              70,205
                                                  -------            --------
   Total liabilities and stockholders' equity     $97,384            $102,039
                                                  =======            ========



















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                   2001             2000
                                                   ----             ----
                                            (In thousands except per share data)

Net Sales                                        $22,535          $19,712
Cost of sales                                     14,024           11,109
                                                 -------          -------
        Gross margin                               8,511            8,603

Selling and administrative expenses                4,241            4,178
Research and development expenses                  2,870            2,366
                                                 -------          -------

        Operating profit                           1,400            2,059

Other income (expense):
     Investment income                             1,177            1,494
     Interest expense                               (154)            (150)
     Other income (expense), net                     (29)             (30)
                                                 -------          -------

Income before minority interest and
provision for income taxes                         2,394            3,373

Minority Interest in loss of
        consolidated subsidiary                       (8)               -
                                                 -------          -------

Income before provision for income taxes           2,402            3,373

Provision for income taxes                           770            1,095
                                                 -------          -------
        Net income                               $ 1,632          $ 2,278
                                                 =======          =======


Net earnings per common share
        Basic                                    $ 0.20            $ 0.28
                                                 ======            ======
        Diluted                                  $ 0.19            $ 0.27
                                                 ======            ======

Average shares outstanding
        Basic                                 8,339,458         8,109,624
                                              =========         =========
       Diluted                                8,512,718         8,567,859
                                              =========         =========















                See accompanying notes to consolidated condensed
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                  2001             2000
                                                  ----             ----
                                            (In thousands except per share data)

Net Sales                                       $11,465          $10,819
Cost of sales                                     7,024            6,128
                                                -------          -------
        Gross Margin                              4,441            4,691

Selling and administrative expenses               2,026            2,049
Research and development expense                  1,757            1,162
                                                -------          -------
        Operating profit                            658            1,480

Other income (expense):
     Investment income                              660              751
     Interest expense                               (76)             (81)
     Other income (expense), net                    (30)              26
                                                -------          -------
Income before minority interest and
provision for income taxes                        1,212            2,176

Minority Interest in loss of
        consolidated subsidiary                       -                -
                                                -------          -------

Income before provision for income taxes          1,212            2,176

Provision for income taxes                          400              705
                                                -------          -------
        Net income                              $   812          $ 1,471
                                                =======          =======


Net earnings per common share
        Basic                                    $ 0.10           $ 0.18
                                                 ======           ======
        Diluted                                  $ 0.10           $ 0.17
                                                 ======           ======

Average shares outstanding
        Basic                                 8,346,359        8,187,718
                                              =========        =========
        Diluted                               8,470,162        8,646,789
                                              =========        =========















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                      2001            2000
                                                      ----            ----
                                                          (In thousands)

Cash flows from operating activities:
  Net income                                        $ 1,632         $ 2,278
  Non-cash charges to earnings                          978           1,392
  Net changes in other assets and liabilities          (134)         (1,381)
                                                    -------         -------
Net cash provided by operating activities             2,476           2,289

Cash flows from investing activities:
  Payment for acquisition, net of cash acquired           -          (8,054)
  Sale of marketable securities- net                  8,482           5,991
  Other - net                                        (1,013)           (812)
                                                    -------         -------
Net cash provided by (used in)
        investing activities                          7,469          (2,875)

Cash flows from financing activities:
  Payment of cash dividend                             (829)           (799)
  Payment of debt                                      (573)           (517)
  Proceeds from stock option exercises                   71             716
  Other - net                                          (181)           (115)
                                                    -------         -------
Net cash used in financing activities                (1,512)           (715)

Net increase (decrease) in cash and cash
  equivalents before effect of exchange
  rate changes                                        8,433          (1,301)

Effect of exchange rate changes
on cash and cash equivalents                             21               8
                                                    -------         -------

  Net increase (decrease) in cash                     8,454          (1,293)

  Cash at beginning of period                         2,121           4,994
                                                    -------         -------

  Cash at end of period                             $10,575         $ 3,701
                                                    =======         =======
















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2001 and the results of its operations and cash flows for the six and three months ended October 31, 2001 and 2000. The April 30, 2001 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                             Periods ended October 31,
                                        Six months              Three months
                                        ----------              ------------
                                     2001        2000         2001        2000
                                     ----        ----         ----        ----
 Basic EPS Shares outstanding
   (weighted average)             8,339,458   8,109,624    8,346,359   8,187,718
 Effect of Dilutive Securities      173,260     458,235      123,803     459,071
                                  ---------   ---------    ---------   ---------
 Diluted EPS Shares outstanding   8,512,718   8,567,859    8,470,162   8,646,789
                                  =========   =========    =========   =========

     Options to purchase 423,250 shares of common stock were outstanding during the six and three months ended October 31, 2001, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share. For the six and three months ended October 31, 2000, all exercisable options were included in the computation of diluted earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2001 and April 30, 2001 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,573,000 and $3,814,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,053,000  and
$4,001,000 at October 31, 2001 and April 30, 2001, respectively, consist of the following:

                                          October 31, 2001    April 30, 2001
                                          ----------------    --------------
                                                     (in thousands)

  Raw materials and Component parts           $ 9,441             $ 9,227
  Work in progress and Finished goods          10,090              11,244
                                              -------             -------
                                              $19,531             $20,471
                                              =======             =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the six months ended October 31, 2001 and 2000, total comprehensive income was $1,759,000 and $3,615,000, respectively.

NOTE F - SEGMENT INFORMATION

The Company operates under three reportable segments:
1. Commercial communications - consists principally of time and frequency control products used in two principal markets- commercial communication
     satellites  and  terrestrial   cellular  telephone  or  other  ground-based
     telecommunication stations.
2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.
     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                                Six months ended October 31,
                                                  2001               2000
                                                  ----               ----
  Net sales:
    Commercial Communications                   $16,432            $17,535
    U.S. Government                               1,746              1,587
    Gillam-FEI                                    4,856                590
    less intercompany sales                        (499)                 -
                                                -------            -------
       Consolidated Sales                       $22,535            $19,712
                                                =======            =======
  Operating profit (loss):
    Commercial Communications                   $ 1,661            $ 2,504
    U.S. Government                                 484                325
    Gillam-FEI                                     (239)                86
    Less intercompany transactions                 (107)                 -
    Corporate                                      (399)              (856)
                                                -------            -------
       Consolidated Operating Profit            $ 1,400            $ 2,059
                                                =======            =======

                                             October 31, 2001    April 30, 2001
  Identifiable assets:
    Commercial Communications                   $24,683           $ 25,025
    U.S. Government                               1,497              1,580
    Gillam-FEI                                   18,571             19,237
    less intercompany balances                     (657)              (234)
    Corporate                                    53,290             56,431
                                                -------           --------
       Consolidated Identifiable Assets         $97,384           $102,039
                                                =======           ========

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
                                                           =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $7,282,000 and to intangible assets, principally goodwill, of approximately $5,079,000. On May 1, 2001, the Company adopted Statement 142 of the Financial Accounting Standards Board ("SFAS 142"), "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized but is to be tested at least annually for impairment. The adoption of SFAS 142 reduces general and administrative expenses by approximately $85,000 per quarter.

     The accompanying condensed consolidated statements of operations for the six- and three-month periods ended October 31, 2001, include the results of operations of Gillam-FEI. The six- and three-month periods ended October 31, 2000, include the results of operations of Gillam-FEI only from the date of acquisition. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six months ended October 31, 2000, adjusted to give effect to the acquisition of Gillam-FEI as of the beginning of the period.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2000, nor does it purport to represent the results of operations for future periods.

                                                   Pro forma
                                               Six months ended
                                               October 31, 2000
                                               ----------------
                                      (In thousands except per share data)

      Net Sales                                     $24,113
                                                    -------
      Operating Profit                               $2,290
                                                     ------
      Income from continuing operations              $2,202
                                                     ======
      Earnings per share- basic                      $ 0.27
                                                     ======
      Earnings per share- diluted                    $ 0.25
                                                     ======

                  Frequency Electronics, Inc. and Subsidiaries

Item 2

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

     The  table  below  sets  forth the  percentage  of  consolidated  net sales represented by certain items in the Company's consolidated statements of operations for the respective six- and three-month periods of fiscal years 2002 and 2001:
                                           Six months          Three months
                                               Periods ended October 31,
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
 Net Sales
  Commercial Communications              71.7%     89.0%      71.2%     86.3%
  US Government                           7.7       8.1        6.7       8.2
  Gillam-FEI                             20.6       2.9       22.1       5.5
                                        -----     -----      -----     -----
                                        100.0     100.0      100.0     100.0

 Cost of Sales                           62.2      56.4       61.3      56.6
 Selling and administrative expenses     18.8      21.2       17.7      18.9
 Research and development expenses       12.8      12.0       15.3      10.8
                                        -----     -----      -----     -----
   Operating profit                       6.2      10.4        5.7      13.7

 Other income (expense)- net              4.4       6.7        4.8       6.4
                                        -----     -----      -----     -----
 Pretax Income                           10.6      17.1       10.6      20.1
 Provision for income taxes               3.4       5.6        3.5       6.5
                                        -----     -----      -----     -----
   Net income                             7.2%     11.5%       7.1%     13.6%
                                        =====     =====      =====     =====

     For the six- and three-month periods ended October 31, 2001, revenues increased by $2.8 million (14%) and by $646,000 (6%), respectively, over the same periods of fiscal year 2001. Gross margins on these sales were lower than in the prior year and the Company invested more in research and development during the fiscal 2002 periods. Consequently, for the six- and three-month periods ended October 31, 2001, operating profit decreased by $659,000 (32%) and $822,000 (56%), respectively, and net income decreased by $646,000 (28%) and $659,000 (45%), respectively, compared to the same periods of fiscal 2001.

     The Company's consolidated financial statements for the fiscal 2002 periods include the results of operations of Gillam-FEI, which was acquired in September 2000. Excluding Gillam-FEI, in the six- and three-month periods ended October 31, 2001, sales decreased by 5% and 12%, respectively, compared to the same periods in fiscal 2001 as the Company experienced the effects of the general slowdown in the telecommunications industry. The lower fiscal 2002 sales and the increased research and development spending cited above, caused non-Gillam-FEI operating profits to decline by $233,000 (12%) and $855,000 (61%), respectively, and net income to decrease by $408,000 (18%) and $716,000 (50%), respectively, compared to the results for the six- and three-month periods of fiscal 2001.

     For the six- and three-month periods ended October 31, 2001, margins on commercial communications revenues were 41% as compared to 42% and 49%, respectively, for U.S. Government programs and 25% and 27%, respectively, for Gillam-FEI. During the comparable periods ended October 31, 2000, gross margins on commercial communications sales were 44% while margins on U.S. Government programs were 39% and 40%, respectively. The commercial communications and U.S. Government margins are within the Company's expectations given the current mix of production and long-term contracts. Margins on Gillam-FEI sales are historically lower than the rest of the Company due to the higher cost structure in Europe. One of the goals of the Company is to introduce products and procedures which will increase Gillam-FEI's margins to a level comparable to that of the other segments. With the present mix of orders and recent contract bookings, the Company expects to maintain its profit margins at or near the current level for the remainder of fiscal 2002.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Selling and administrative costs increased by $63,000 (2%) for the six-month period ended October 31, 2001 and decreased by $23,000 (1%) for the three-month period then ended, compared to the same periods of fiscal 2001. Excluding Gillam-FEI, selling and administrative expenses decreased by $848,000 (21%) and $443,000 (23%), respectively, over the six- and three-month periods ended October 31, 2000. The principle causes of these decreases are the approximately $235,000 reduction in amortization of certain non-employee stock options as the options became exercisable in the prior year, lower accruals (approximately $400,000) for employee incentive plans due to lower profits, and reduced legal fees and costs due to a litigation settlement in fiscal 2001 for which the Company paid $245,000. The Company anticipates that fiscal 2002 selling and administrative expenses will be approximately the same amount as that incurred in fiscal 2001, but, as a percentage of sales, the ratio is expected to decrease.

     Research and development costs in the fiscal 2002 periods increased by $504,000 (21%) and $595,000 (51%), respectively, over the comparable six- and three-month periods ended October 31, 2000. The Company has used the slowdown in the telecommunications market as an opportunity to allocate additional resources to develop new products that achieve higher performance and are more cost-effective. Approximately 15% of development spending in the fiscal 2002 periods were incurred by Gillam-FEI. The Company intends to introduce Gillam-FEI's wireline synchronization product to the growing U.S market as well as to the rest of the world. In addition, the Company is completing development of a high precision quartz oscillator, dubbed the "poor man's rubidium," which has performance characteristics approaching that of a rubidium oscillator but at a fraction of the cost. In addition, development continues on products to support third generation (3G) wireless infrastructure systems, products which increase the capability of existing TDMA and GSM systems (2.5G or EDGE), as well as products for interconnectivity with wireline and fiber optic networks. The Company expects that as business volume increases in 2002, the level of research and development spending will approach the Company's target of 10% of sales. Internally generated cash and cash reserves are adequate to fund this development effort.

     Net nonoperating income and expense decreased by $320,000 (24%) and by $142,000 (20%), respectively, in the six- and three-month periods ended October 31, 2001 as compared to the fiscal 2001 periods. Investment income declined by $317,000 (21%) and $91,000 (12%), respectively, as a result of lower interest rates on marketable securities and a 17% decrease in invested assets. The decrease in the level of marketable securities in fiscal 2002 is due to the investment in Gillam-FEI which was made in September 2000. Interest expense is approximately the same in both fiscal years. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income. For the six-month periods ended October 31, 2001 and 2000, the net amounts are approximately the same but for the three-month periods then ended, the fiscal 2002 period recorded $30,000 of expenses, net, while the 2001 period recorded $26,000 of income, net.

     The Company is subject to income taxes in both the United States and Europe. The federal statutory rates vary from 34% to 40%. The Company's effective tax rate is lower than the statutory rates primarily due to the availability of Research and Development Tax Credits in the United States.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $67 million at October 31, 2001 which is comparable to working capital at April 30, 2001. Included in working capital at October 31, 2001 is $34.8 million of cash, cash equivalents and marketable securities, including $11.8 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

     Net cash provided by operating activities for the six months ended October 31, 2001, was $2.5 million compared to $2.3 million in the comparable fiscal 2001 period. In fiscal 2002, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.0 million and the payment of cash bonuses under incentive compensation plans. Cash was also generated by collections on accounts receivable and reductions in inventory, offset by repayment of amounts due to customers. The Company anticipates that it will continue to generate positive cash flow from operating activities this fiscal year.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Net cash provided by investing activities for the six months ended October 31, 2001, was $7.5 million. Approximately $8.5 million was obtained from the sale or redemption of certain marketable securities, most of which was reinvested in shorter term cash equivalents. These inflows were offset by the acquisition of capital equipment for approximately $576,000 and investments aggregating approximately $437,000 in the Company's China subsidiary, FEI-Asia, and a minority interest in a Russian crystal manufacturer. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend approximately $2 million on capital equipment during fiscal 2002. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the six months ended October 31, 2001, was $1.5 million compared to $715,000 for the comparable fiscal 2001 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $829,000 and $799,000, respectively. In addition, the Company made scheduled debt payments of $573,000 in fiscal 2002 and $517,000 in 2001. Offsetting the cash outflows is approximately $71,000 in fiscal 2002 and $716,000 in fiscal 2001 received on the exercise of stock options to acquire approximately 10,000 and 129,000 shares, respectively, of Company stock.

     At October 31, 2001, the Company's backlog amounted to approximately $39 million, similar to the backlog at April 30, 2001. Approximately 69% of the backlog represent orders for the commercial communications segment, 18% for the Gillam-FEI segment and 13% for the U.S. Government segment. Of this backlog, approximately 80% is realizable in the next 12 months.



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


ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Registrant's Form 8-K and 8-K/A, dated October 3, 2001, containing disclosure under Item 5 thereof (declaration of semi-annual dividend), was filed with the Securities and Exchange Commission during the quarter ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FREQUENCY ELECTRONICS, INC.
                                                    (Registrant)

Date:  December 17, 2001              BY      /s/ Joseph P. Franklin
                                              ----------------------
                                                  Joseph P. Franklin
                                          Chairman of the Board of Directors


Date: December 17, 2001               BY      /s/ Alan Miller
                                             ----------------
                                                  Alan Miller
                                             Chief Financial Officer
                                                and Controller