Form 10-Q
period 2002-01-31
FREQUENCY ELECTRONICS INC
filed 2002-03-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended January 31, 2002

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 8, 2002 - 8,327,133

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                       Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          January 31, 2002 and April 30, 2001                           3-4

      Condensed Consolidated Statements of Operations
          Nine Months Ended January 31, 2002 and 2001                    5

      Condensed Consolidated Statements of Operations
          Three Months Ended January 31, 2002 and 2001                   6

      Condensed Consolidated Statements of Cash Flows
          Nine Months Ended January 31, 2002 and 2001                    7

      Notes to Condensed Consolidated Financial Statements             8-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11-14


Part II.  Other Information:

  Item 1 - Legal Proceedings                                            14

  Item 6 - Exhibits and Reports on Form 8-K                             14

  Signatures                                                            15

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets



                                                     January 31,     April 30,
                                                        2002           2001
                                                     (UNAUDITED)     (NOTE A)
                                                          (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                           $ 4,363       $  2,121

  Marketable securities                                29,835         33,407

  Accounts receivable, net of allowance for
    doubtful accounts of $270 at January 31,
    2002 and $190 at April 30, 2001                    12,325         15,160

  Inventories                                          21,278         20,471

  Deferred income taxes                                 4,575          4,313

  Prepaid expenses and other                            1,551          4,662
                                                      -------       --------

         Total current assets                          73,927         80,134

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                     12,167         11,997

Intangible assets                                       5,028          4,987

Other assets                                            5,285          4,921
                                                      -------       --------

         Total assets                                 $96,407       $102,039
                                                      =======       ========
























     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                                                      January 31,      April 30,
                                                         2002            2001
                                                      (UNAUDITED)      (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                            $  2,103        $  2,408
  Accrued liabilities and other                          4,790          11,126
                                                      --------        --------
           Total current liabilities                     6,893          13,534

Deferred compensation                                    6,008           5,726
Other liabilities                                       11,821          12,348
                                                      --------        --------
           Total liabilities                            24,722          31,608
                                                      --------        --------

Minority interest in subsidiary                            227             226

Stockholders' equity:
  Preferred stock  - $1.00 par value                      -0-             -0-
  Common stock  -  $1.00 par value                       9,164           9,164
  Additional paid-in capital                            42,981          42,860
  Retained earnings                                     22,353          21,226
                                                      --------        --------
                                                        74,498          73,250
  Common stock reacquired and held in treasury
    -at cost, 836,806 shares at
     January 31, 2002 and 872,669
     shares at April 30, 2001                           (2,829)         (3,127)
  Other stockholders' equity                              (117)           (122)
  Accumulated other comprehensive (loss) income            (94)            204
                                                      --------        --------
          Total stockholders' equity                    71,458          70,205
                                                      --------        --------
Total liabilities and stockholders' equity            $ 96,407        $102,039
                                                      ========        ========




















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                 2002                2001
                                            (In thousands except per share data)


Net sales                                      $32,100             $34,905
Cost of sales                                   19,963              20,470
                                               -------             -------
        Gross margin                            12,137              14,435

Selling and administrative expenses              6,404               7,145
Research and development expenses                4,235               3,500
                                               -------             -------
        Operating profit                         1,498               3,790

Other income (expense):
     Investment income                           1,659               2,423
     Interest expense                             (221)               (242)
     Other income (expense), net                   (56)                (39)
                                               -------             -------
Income before minority interest and
     provision for income taxes                  2,880               5,932

Minority interest in income of
        consolidated subsidiary                      2                   4
                                               -------             -------
Income before provision for income taxes         2,878               5,928

Provision for income taxes                         920               2,018
                                               -------             -------
        Net income                             $ 1,958             $ 3,910
                                               =======             =======


Net earnings per common share
        Basic                                  $  0.23             $  0.48
                                               =======             =======
        Diluted                                $  0.23             $  0.46
                                               =======             =======
Average shares outstanding
        Basic                                 8,345,439           8,167,970
                                              =========           =========
        Diluted                               8,531,732           8,464,346
                                              =========           =========















     See accompanying notes to consolidated condensed financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                  2002              2001
                                            (In thousands except per share data)

Net sales                                       $ 9,565          $15,193
Cost of sales                                     5,939            9,361
                                                -------          -------
        Gross margin                              3,626            5,832

Selling and administrative expenses               2,163            2,967
Research and development expense                  1,365            1,134
                                                -------          -------
        Operating profit                             98            1,731

Other income (expense):
     Investment income                              482              929
     Interest expense                               (67)             (92)
     Other income (expense), net                    (27)              (9)
                                                -------          -------
Income before minority interest and
     provision for income taxes                     486            2,559

Minority interest in income of
        consolidated subsidiary                      10                3
                                                -------          -------
Income before provision for income taxes            476            2,556

Provision for income taxes                          150              923
                                                -------          -------
        Net income                              $   326          $ 1,633
                                                =======          =======


Net earnings per common share
        Basic                                   $  0.04          $  0.20
                                                =======          =======
        Diluted                                 $  0.04          $  0.19
                                                =======          =======
Average shares outstanding
        Basic                                  8,357,402        8,285,506
                                               =========        =========
        Diluted                                8,539,114        8,554,436
                                               =========        =========















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                          2002            2001
                                                             (In thousands)

Cash flows from operating activities:
  Net income                                             $1,958         $3,910
  Non-cash charges to earnings                            1,081          1,679
  Net changes in other assets and liabilities              (199)          (610)
                                                         ------         ------
Net cash provided by operating activities                 2,840          4,979

Cash flows from investing activities:
  Payment for acquisition, net of cash acquired               -         (8,208)
  Proceeds from sale of marketable securities            10,641          7,150
  Purchase of marketable securities                      (7,540)        (2,317)
  Other - net                                            (1,447)        (1,027)
                                                         ------         ------
Net cash provided by (used in) investing activities       1,654         (4,402)

Cash flows from financing activities:
  Payment of cash dividend                               (1,660)        (1,627)
  Payment of debt                                          (509)          (573)
  Proceeds from stock option exercises                       96            716
  Other - net                                              (185)          (175)
                                                         ------         ------
Net cash used in financing activities                    (2,258)        (1,659)
                                                         ------         ------

Net increase (decrease) in cash and cash equivalents
  before effect of exchange rate changes                  2,236         (1,082)

Effect of exchange rate changes on cash
        and cash equivalents                                  6             39
                                                         ------         ------
   Net increase (decrease) in cash                        2,242         (1,043)

   Cash at beginning of period                            2,121          4,994
                                                         ------         ------
   Cash at end of period                                 $4,363         $3,951
                                                         ======         ======

















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2002 and the results of its operations and cash flows for the nine and three months ended January 31, 2002 and 2001. The April 30, 2001 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2001 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                           Periods ended January 31,
                                       Nine months             Three months
                                  2002           2001        2002        2001
Basic EPS Shares outstanding
  (weighted average)            8,345,439    8,167,970    8,357,402    8,285,506
Effect of Dilutive Securities     186,293      296,376      181,712      268,930
                                ---------    ---------    ---------    ---------
Diluted EPS Shares outstanding  8,531,732    8,464,346    8,539,114    8,554,436
                                =========    =========    =========    =========

     Options to purchase 243,250 and 265,000 shares of common stock were outstanding during the nine and three months ended January 31, 2002 and 2001, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2002 and April 30, 2001 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,262,000 and $3,814,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,896,000  and
$4,001,000 at January 31, 2002 and April 30, 2001, respectively, consist of the following:

                                          January 31, 2002    April 30, 2001
                                                    (In thousands)

    Raw materials and Component parts         $ 9,937            $ 9,227
    Work in progress and Finished goods        11,341             11,244
                                              -------            -------
                                              $21,278            $20,471
                                              =======            =======

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - COMPREHENSIVE INCOME

     For the nine months ended January 31, 2002 and 2001, total comprehensive income was $1,660,000 and $5,524,000, respectively.

NOTE F - SEGMENT INFORMATION

The Company operates under three reportable segments:
          1.   Commercial  Communications  -  consists  principally  of time and
               frequency  control  products  used  in  two  principal   markets-
               commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
          2. U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
          3.   Gillam-FEI - the  products of the  Company's  Belgian  subsidiary
               consist  primarily  of  wireline   synchronization   and  network
               monitoring systems.
     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                              Nine months ended January 31,
                                                  2002              2001
                                                  ----              ----
  Net sales:
      Commercial Communications                 $22,652            $27,865
      U.S. Government                             2,894              2,610
      Gillam-FEI                                  7,322              4,508
      less intercompany sales                      (768)               (78)
                                                -------            -------
         Consolidated Sales                     $32,100            $34,905
                                                =======            =======
  Operating profit (loss):
      Commercial Communications                  $1,906             $4,206
      U.S. Government                               709                513
      Gillam-FEI                                   (359)               186
      less intercompany transactions               (213)                 -
      Corporate                                    (545)            (1,115)
                                                 ------             ------
         Consolidated Operating Profit           $1,498             $3,790
                                                 ======             ======

                                           January 31, 2002    April 30, 2001
  Identifiable assets:
      Commercial Communications                $ 23,765           $ 25,025
      U.S. Government                             2,418              1,580
      Gillam-FEI                                 18,437             19,237
      less intercompany balances                 (1,061)              (234)
      Corporate                                  52,848             56,431
                                               --------           --------
         Consolidated Identifiable Assets      $ 96,407           $102,039
                                               ========           ========

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - ACQUISITION OF GILLAM S.A.

     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. Gillam's business is based in the telecommunications market and targeted to four main areas:
     (i) "Wireline Network Synchronization" - managing timing and interconnectivity for communication networks; (ii) "Remote Control" - consisting of network monitoring systems; (iii) "Rural Telephony" - equipment designed to connect isolated subscribers t a telephone network via satellite and (iv)"Power Supplies" - produced through a subsidiary, for telecom service providers. The acquired company has been renamed Gillam-FEI.

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

     The accompanying condensed consolidated statements of operations for the nine- and three-month periods ended January 31, 2002, include the results of operations of Gillam-FEI. The nine- and three-month periods ended January 31, 2001, include the results of operations of Gillam-FEI only from the date of acquisition. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine months ended January 31, 2001, adjusted to give effect to the acquisition of Gillam-FEI as of the beginning of the period.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2000, nor does it purport to represent the results of operations for future periods.

                                                Pro forma
                                           Nine months ended
                                            January 31, 2001
                                  (In thousands except per share data)

   Net Sales                                     $39,374
                                                 -------
   Operating Profit                               $3,505
                                                  ------
   Income from continuing operations              $3,510
                                                  ======
   Earnings per share- basic                      $ 0.43
                                                  ======
   Earnings per share- diluted                    $ 0.41
                                                  ======

                  Frequency Electronics, Inc. and Subsidiaries

Item 2

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2001 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.

Revenues under larger, long-term contracts, generally defined as orders in excess of $100,000, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Each month management reviews estimated contract costs. The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known. Provisions for anticipated losses on contracts are made in the period in which they become determinable.

On production-type contracts, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final contract costs. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses on contracts are made in the period in which they become determinable.

For contracts in the Company's Gillam-FEI segment, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received.

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventory reserves are established for slow-moving and obsolete items and are based upon management's experience and expectations for future business. Any changes in reserves arising from revised expectations are reflected in cost of sales in the period the revision is made.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective nine- and three-month periods of fiscal years 2002 and 2001:
                                        Nine months           Three months
                                             Periods ended January 31,
                                     2002       2001         2002       2001
  Net sales
     Commercial Communications       68.9%      79.6%        62.4%      67.5%
     US Government                    9.0        7.5         12.0        6.7
     Gillam-FEI                      22.1       12.9         25.6       25.8
                                    -----      -----        -----      -----
                                    100.0      100.0        100.0      100.0
  Cost of sales                      62.2       58.6         62.1       61.6
                                    -----      -----        -----      -----
                  Gross margin       37.8       41.4         37.9       38.4
  Selling and administrative
                expenses             19.9       20.5         22.6       19.5
  Research and development
                expenses             13.2       10.0         14.3        7.5
                                    -----      -----        -----      -----
              Operating profit        4.7       10.9          1.0       11.4

  Other income (expense)- net         4.3        6.1          4.1        5.4
                                    -----      -----        -----      -----
  Pretax income                       9.0       17.0          5.1       16.8
  Provision for income taxes          2.9        5.8          1.7        6.1
                                    -----      -----        -----      -----
                   Net income         6.1%      11.2%         3.4%      10.7%
                                    =====      =====        =====      =====

For the nine- and three-month periods ended January 31, 2002, revenues declined by $2.8 million (8%) and by $5.6 million (37%), respectively, over the same periods of fiscal year 2001. These results reflect the general slowdown in the telecommunications industry. Gross margins were similarly impacted by the weaker economic environment. In spite of this weakness the Company continued to invest in research and development during the fiscal 2002 periods in order to prepare for the expected economic upturn when it occurs. The immediate consequence of these economic and strategic spending factors is lower profitability. For the nine- and three-month periods ended January 31, 2002, operating profit decreased by $2.3 million (60%) and $1.6 million (94%), respectively, and net income decreased by $2.0 million (50%) and $1.3 million (80%), respectively, compared to the same periods of fiscal 2001.

For the nine- and three-month periods ended January 31, 2002, margins on Commercial Communications revenues were 41% and 40%, respectively, as compared to 41% and 39%, respectively, for U.S. Government programs and 28% and 33%, respectively, for Gillam-FEI. During the comparable periods ended January 31, 2001, gross margins on Commercial Communications sales were 44% while margins on U.S. Government programs were 38% and 37%, respectively, and Gillam-FEI realized margins of 25% and 23%, respectively. The Commercial Communications and U.S. Government margins are within the Company's expectations given the current mix of production and long-term contracts as well as the lower sales volume which causes a higher level of overhead absorption. Margins on Gillam-FEI sales are historically lower than the rest of the Company due to the higher cost structure in Europe. One of the goals of the Company is to introduce products and procedures which will increase Gillam-FEI's margins to a level comparable to that of the other segments. With the present mix of orders and recent contract bookings, the Company expects to maintain its profit margins at or near the current level for the remainder of fiscal 2002.

Selling and administrative costs decreased by $741,000 (10%) and by $804,000 (27%) for the nine- and three-month periods ended January 31, 2002, compared to the same periods of fiscal 2001. Excluding Gillam-FEI, selling and administrative expenses decreased by $1.55 million (22%) and $702,000 (31%), respectively, over the nine- and three-month periods ended January 31, 2002. The principal causes of these decreases were the reduction in amortization of certain non-employee stock options as the options became exercisable in the prior year, reduced travel-related costs, lower accruals for employee incentive

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

plans due to lower profits, and reduced legal fees and costs due to a litigation settlement in fiscal 2001 for which the Company paid $245,000. The Company anticipates that fiscal 2002 selling and administrative expenses will continue to be less than those incurred in fiscal 2001 and should approximate 20% of revenues.

Research and development costs in the fiscal 2002 periods increased by $735,000 (21%) and $231,000 (20%), respectively, over the comparable nine- and three-month periods ended January 31, 2001. The Company has used the slowdown in the telecommunications market as an opportunity to allocate additional resources to develop new products that achieve higher performance and are more cost-effective. Approximately 20% of development spending in the fiscal 2002 periods was incurred by Gillam-FEI. The Company intends to introduce Gillam-FEI's wireline synchronization product to the growing U.S market during calendar year 2002. In addition, during fiscal 2002 the Company completed development and began marketing a high precision quartz oscillator which has performance characteristics approaching that of a rubidium oscillator but at a fraction of the cost. Development continues on products to support third generation (3G) wireless infrastructure systems, products which increase the capability of existing TDMA and GSM systems (2.5G or EDGE), and products for interconnectivity with wireline and fiber optic networks. The Company expects the level of research and development spending to decline from current levels as several of these projects near completion. However, to remain at the leading edge of its technologies, the Company will continue to invest in new products and markets as opportunities present themselves. Internally generated cash and cash reserves are adequate to fund this development effort.

Net nonoperating income and expense decreased by $760,000 (35%) and by $440,000 (53%), respectively, in the nine- and three-month periods ended January 31, 2002 as compared to the fiscal 2001 periods. Investment income declined by $764,000 (32%) and $447,000 (48%), respectively, from the same periods of fiscal 2001. The sale or redemption of marketable securities during the fiscal 2002 periods resulted in capital gains which were lower by $260,000 and $300,000, respectively, than those realized during the fiscal 2001 nine- and three-month periods. In addition, lower interest rates on marketable securities and a decrease in invested assets reduced investment income by $500,000 and $140,000, respectively, during the fiscal 2002 periods. The decrease in the level of marketable securities in fiscal 2002 is due to the investment in Gillam-FEI which was made in September 2000. Interest expense during the nine- and three-month periods ended January 31, 2002, is lower by $21,000 (9%) and $25,000 (27%), respectively, over the same periods of fiscal 2001. These reductions are principally the result of the paydown of debt by Gillam-FEI during fiscal 2002. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

The Company is subject to income taxes in both the United States and Europe. The federal statutory rates vary from 34% to 40%. The Company's effective tax rate is lower than the statutory rates primarily due to the availability of Research and Development Tax Credits in the United States.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $67.0 million at January 31, 2002 which is comparable to the $66.6 million working capital at April 30, 2001. Included in working capital at January 31, 2002 is $34.2 million of cash, cash equivalents and marketable securities, including $11.8 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the nine months ended January 31, 2002, was $2.84 million. In fiscal 2002, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.6 million and the payment of cash bonuses under incentive compensation plans. Cash was also generated by collections on accounts receivable, offset by repayment of amounts due to customers. The Company anticipates that it will continue to generate positive cash flow from operating activities this fiscal year.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

Net cash provided by investing activities for the nine months ended January 31, 2002, was $1.65 million. Approximately $10.6 million was obtained from the sale or redemption of certain marketable securities, most of which ($7.5 million) was reinvested in higher yielding marketable securities. The net inflows were offset by the acquisition of capital equipment for approximately $1.1 million and an approximately $300,000 investment in a minority interest in a Russian crystal manufacturer. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend approximately $2 million on capital equipment during fiscal 2002. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2002, was $2.3 million. This amount includes payment of the Company's semiannual dividend in the aggregate amount of $1.7 million. In addition, the Company made scheduled debt payments of $509,000. Offsetting the cash outflows is approximately $96,000 received on the exercise of stock options to acquire approximately 14,000 shares of Company stock.

At January 31, 2002, the Company's backlog amounted to approximately $34 million, as compared to the backlog at April 30, 2001 of $39 million. Approximately 65% of the backlog represent orders for the Commercial
Communications segment, 20% for the Gillam-FEI segment and 15% for the U.S. Government segment. Of this backlog, approximately 80% is realizable in the next 12 months.



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

ITEM 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) Registrant's Form 8-K, dated March 6, 2002, containing disclosure under Item 5 thereof (declaration of semi-annual dividend), was filed with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FREQUENCY ELECTRONICS, INC.
                                                      (Registrant)

Date: March 15, 2002                   BY   /s/ Joseph P. Franklin
                                            ----------------------
                                             Joseph P. Franklin
                                             Chairman of the Board of Directors



Date: March 15, 2002                   BY   /s/Alan Miller
                                            ---------------
                                             Alan Miller
                                             Chief Financial Officer
                                             and Controller