Form 10-K
period 2002-04-30
FREQUENCY ELECTRONICS INC
filed 2002-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year ended April 30, 2002
                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

                           Commission File No. 1-8061

                           FREQUENCY ELECTRONICS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    11-1986657
            --------                                    ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

              55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y. 11553
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 516-794-4500
        ----------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
        Title of each class                             which registered
        -------------------                             ----------------
Common Stock (par value $1.00 per share)           American Stock Exchange, Inc.

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 22, 2002 - $42,300,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2002 - 8,341,635.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 9, 2002.

                           (Cover page 1 of 54 pages)
                            Exhibit Index at Page 48



                                     PART I
                                     ------

Item 1. Business
----------------

GENERAL DISCUSSION
------------------

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

     Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.
-----------------------------

     The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 8,333,865 shares were outstanding at April 30, 2002, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

     The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications. The Company's technologies provide unique solutions that are essential building blocks for the next generation of broadband wireless and fiber optic communications systems, and for the ongoing expansion of existing wireless and wireline networks. The Company's mission is to provide the most advanced control of frequency and time- essential factors for synchronizing communication networks and for certain military and space applications.

     The Company has segmented its operations into three  principal  industries:
(1) products for commercial communications which are based either on the ground or in space, (2) the business of Gillam-FEI, principally wireline and network synchronization systems and (3) products used by the United States Government for defense or space applications. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign. Gillam-FEI is the Company's Belgian subsidiary, acquired in September 2000, which currently sells its products in non-U.S. markets. During fiscal 2002, the Company formed a wholly-owned subsidiary, FEI Government Systems, Inc. ("FEI-GSI"), to focus on supplying the Company's technology and legacy proprietary products to the United States military and other U.S. government agencies. This organizational step was taken in response to the increasing demand for the Company's products by the U.S. Government. Also during fiscal 2002 the Company formed two other subsidiaries, Frequency Electronics, Inc. Asia ("FEI-Asia") and FEI- Europe, GmbH Communications ("FEI-Europe"). The former was established as an Asian-based low cost manufacturer of certain of the Company's commercial communications products. The latter was established as a European sales and marketing office to promote the Company's new line of crystal oscillators as well as other proprietary products. Both of these subsidiaries are included in the commercial communications segment. Finally, during fiscal 2002 the Company made an equity investment in Morion, Inc., a Russian manufacturer. The relationship with Morion permits the Company to secure a low cost source for high precision quartz resonators and crystal oscillators, many of which will be based on the Company's design and development work.

     In the mid-1990's, the Company transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products found in both ground-based communication stations and on-board commercial satellites. The Company also continues to support the United States government with products for defense and space applications principally with COTS (Commercial Off-The-Shelf) products. Products delivered by Gillam-FEI provide essential network monitoring and wireline synchronization products for a variety of industries and telecommunications providers in Europe, Africa, Latin America, the Middle East and Asia.

FISCAL 2002 AND 2001 SIGNIFICANT EVENTS
---------------------------------------

     Insurance Reimbursements

     On April 30, 2002, the Company settled an arbitration proceeding FEI had commenced in June 2001 against The Home Insurance Company of Illinois ("Home") under an excess directors and officers liability insurance policy. FEI had asserted claims for its loss relating to, among other matters, sums it paid in connection with the Global Settlement and Disposition with the Government on June 19, 1998. (See Item 3. Legal Proceedings and Note 9 to the accompanying financial statements.) Under the terms of the settlement agreement, Home paid FEI $1.5 million, FEI released its claims and the arbitration was discontinued.

     On April 18, 2001, the Company settled an action which FEI had initiated in the prior year against National Union Fire Insurance Company ("National Union"). Under terms of the settlement, National Union paid the Company $3.0 million, FEI released its claims and the legal action was discontinued.

     Acquisition of Gillam, S.A.

     On September 13, 2000, the Company completed its acquisition of substantially all of the outstanding shares of Gillam S.A. ("Gillam"), a privately-held company organized under the laws of Belgium. See Note 11 to the accompanying financial statements for a more detailed description of the Gillam acquisition. The accompanying consolidated statements of operations for the years ended April 30, 2002 and 2001 include the results of operations of Gillam from September 13, 2000 through March 31, 2002. (Gillam retains its April 1 to March 31 fiscal year for financial reporting purposes.)

REPORTABLE SEGMENTS
-------------------

     The Company designs, develops, manufactures and markets precision time and frequency control products for three principal markets: (1) commercial communications applications, either space- or ground-based, (2) wireline synchronization and network monitoring systems produced by Gillam-FEI, and (3) its heritage U.S. Government and military markets.

     Wireline and network synchronization products manufactured by the Company's wholly-owned subsidiary, Gillam-FEI, are currently sold to non-U.S. customers. The products for the other two reportable segments are similar in function and are currently manufactured in the Company's production facility located in New York. The Company identifies the U.S Government business as a reportable segment based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment.

     During fiscal 2002, 2001 and 2000 approximately 63%, 74% and 85%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. Sales for Gillam-FEI, which was acquired in September 2000, were approximately 26% and 19% of fiscal 2002 and 2001 revenues, respectively. For the years ended April 30, 2002, 2001 and 2000, approximately 11%, 7%, and 15%, respectively, of the Company's sales were for U.S. Government end-use. Sales summaries for the Commercial Communications, Gillam-FEI and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data). Segment information regarding revenues, operating profits, depreciation and assets is more fully disclosed in Note 14 to the accompanying financial statements.

Commercial Communications segment:

     The Company provides high-tech precision time and frequency products that are found in both ground-based communication stations and on-board commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to the commercial markets. As a result, prior to the current fiscal year, the Company experienced accelerating growth in commercial communications revenues. Under current overall market conditions in the telecommunications industry, the revenue growth trend has been interrupted. However, the Company anticipates that this industry will provide an opportunity for substantial sales growth in the future when capital spending by telecommunication companies returns to more normal levels.

     Terrestrial- Wireless

     The development of new or improved technologies will bring expanded and more reliable telecommunications services to the public. As digital cellular systems and PCS networks grow they will require more base stations to meet the demand for better connectivity and quality of cell phone service. Cellular infrastructure original equipment manufacturing companies, consisting of some of the world's largest telecommunications companies, are building out existing networks even as they develop new technologies, such as EDGE (Enhanced Data rates for Global Evolution) and 3G (3rd Generation) systems, to provide not only improved voice connectivity but also Internet, video and data transmission.

     Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology in order to expand network coverage, increase capacity and improve transmission quality. This upgrade requires precise frequency control at the base stations to achieve a higher degree of services.

     With increased demand for wireless services on limited bandwidth, the requirement for precise timing becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, stable atomic "clock" as well as temperature stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA (Code Division Multiple Access), TDMA (Time Division Multiple Access) or GSM (Global System for Mobile Communications) or a hybrid, such as EDGE, timing to ensure signal synchronization, is of the essence.

     Terrestrial- Optical Networks

     The Company has developed products that will enable greater utilization of the available spectrum in Fiber Optic systems. High-speed modems which convert electronic signals to light and back again require highly sophisticated signal synchronization. The Company provided prototypes and limited production models for such systems in calendar 2001. These products represent a new application of the Company's core technology. Since the products are just one of several competing technologies of a nascent industry, the ultimate market size cannot be determined at this time.

     Space-based

     The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has increased the need to transmit information to earth-based receivers. This requires precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. The Company's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand-alone products for space applications. The Company's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Commercial satellite programs such as Globalstar, Eutelsat, Inmarsat and Worldstar have utilized the Company's space-qualified products.

Gillam-FEI segment:

     The acquisition of Gillam-FEI in September 2000 extends the Company's competencies into wire-line synchronization, network monitoring, specialized test equipment, and power supply products. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecom operators. Gillam-FEI is among the world leaders in the field of wireline synchronization, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI's major customers.

     Network monitoring systems marketed under the brand name LYNX, are a flexible suite of complementary software modules that are arranged to satisfy the specific needs of telecom operators, electrical utilities, and other operators of distribution networks. The multi-task capability of the LYNX system allows operators to supervise and manage the distribution of electricity, gas, video cables, public lighting, and other networks. Deregulation of utilities, especially in Europe, has created a greater demand for the LYNX product. Major customers presently using LYNX include SIG Electrical Services of Geneva, Switzerland; Electricity Distribution Management for the city of Lausanne, Switzerland; UEM Electricity Distribution Management for the city of Metz, France; Brussels International Airport and Belgian Railways.

     Specialized test equipment and power supply products are mainly targeted for the telecommunications industry.

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

PRODUCTS
--------

     The Company's products are manufactured from raw material which, when combined with conventional electronic parts available from multiple sources, become finished products used for commercial wireless and wireline communications, satellite applications, space exploration, position location, radar, sonar and electronic counter-measures. These products are employed in ground-based earth stations, fixed, transportable, portable and mobile communications installations, domestic and international satellites, as well as aircraft, ships, submarines and missiles. The Company's products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement, purchased quantity and delivery schedule.

     Components - The Company's key technologies utilize quartz, rubidium and cesium to manufacture precision time and frequency standards and higher level assemblies which allow the users to generate, transmit, and receive synchronous signals in order to communicate effectively, locate their position, secure a communications system, or guide a missile. The components class of the Company's products includes crystal filters and discriminators, surface acoustic wave resonators, and high-reliability thick and thin film hybrid assemblies for space and other applications.

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

     The temperature compensated quartz oscillator is electronically controlled using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.

     The rubidium lamp, filter and resonance cell provide the optical subassembly for the manufacture of the Company's optically pumped atomic rubidium frequency standards. The cesium tube resonator is used in the manufacture of the Company's cesium primary standard atomic clocks.

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

     The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency several orders of magnitude more accurate and stable than other types of quartz frequency generators. The Company's atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and digital timing for systems use. The atomic standard manufactured by the Company is a primary standard, capable of producing time accuracies of better than one second in seven hundred thousand years.

     As the demands on communications systems increase, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this requirement, the Company manufactures a distribution amplifier which is an electronically controlled solid-state device that receives a base frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

     Systems - The systems portion of the Company's business includes manufacturing and integrating selections of its specialized components into higher level subsystems and systems that meet customer-defined needs. The Company has a unique knowledge of interfacing these technologies and experience in applying them to a wide range of systems. The systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.

     This portion of the Company's business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. Time and frequency control systems combine the Company's cesium, rubidium and/or crystal instruments with its other components, to provide systems for wireless, wireline, space and defense applications.

     For the wireless industry, the Company integrates its core components such as quartz oscillators and rubidium atomic standards with software applications, microprocessors, and other digital circuitry into complete subsystems. These subsystems supply frequency and time reference signals that facilitate wireless communications and are necessary for the various wireless technologies to operate properly. The customers for these subsystems are global wireless infrastructure manufacturers.

     For the wireline industry, the Company integrates its core components with other electronic modules into high-level platforms that provide a total synchronization solution. These signal synchronization units or "SSUs," are primarily designed and manufactured by Gillam-FEI. SSUs are inserted into digital telecommunication networks and provide reliable synchronization for proper operation of the network. The systems are primarily sold to telecommunication operators and vary from a few SSUs for a simple network to hundreds of units for complex networks. For operators of distribution networks such as electrical utilities and telecommunications operators, the Company offers the LYNX system--a flexible suite of complementary software modules that are distinctively combined to satisfy the requirements of the users. With the advent of digital broadband transmission technologies, reliable synchronization has become the Quality of Service for telecommunications operators world-wide.

     For the space and defense sectors the Company combines its core products in a wide range of diverse applications that provide systems for space and ground based communications, space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation, calibration, and electronic counter-measures applications. These time and frequency control systems can provide up to quadruple redundancy to assure operational longevity and dependability.

BACKLOG
-------

     As of April 30, 2002, the Company's consolidated backlog amounted to approximately $31 million (see Item 7). Of this backlog, approximately 61% represents orders for the commercial communications segment, 16% for the Gillam-FEI segment and 23% for the U.S. Government segment. Approximately 75% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2003. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS
-----------------------

     The Company markets its products both directly and through 27 independent sales representative organizations located principally in the United States and Europe. Sales to non-U.S. customers, including all of the sales of Gillam-FEI in fiscal 2002 and 2001, totaled approximately 42%, 29% and 12% of net sales in fiscal years 2002, 2001 and 2000, respectively.

     The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2002, 2001 and 2000, approximately 11%, 7% and 15%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

     The  Company's  consolidated  sales for each of the years  ended  April 30,
2002, 2001 and 2000 included sales to Motorola Corp. ("Motorola") of approximately $15.5 million, $17.7 million and $14.0 million, respectively. These amounts represent 38%, 36% and 53%, respectively, of consolidated sales for each of those years. For the year ended April 30, 2001, sales to Space Systems Loral ("SSL") were $5.2 million or 11% of the Company's consolidated sales. During the three years ended April 30, 2002, sales to Motorola and SSL were made by the Company's commercial communications segment, accounting for 65% in fiscal 2002, 63% in fiscal 2001 and 67% in fiscal 2000 of that segment's total sales. During fiscal 2002, two customers, France Telecom and Belgacom, accounted for 18% and 12%, respectively, of the revenues of the Gillam-FEI segment. In fiscal 2001, Itissalat al Maghrib and France Telecom accounted for 29% and 11%, respectively, of Gillam-FEI's revenues. Fiscal 2002 revenues in the U.S. Government segment included sales to three customers, Boeing Satellite Systems, Inc. ("Boeing"), Raytheon Missile Systems, Inc. ("Raytheon") and BAE Systems Aerospace, Inc., accounting for 32%, 26% and 19%, respectively, of total segment revenues. In fiscal 2001, two customers, Raytheon and Boeing, accounted for 68% of U.S. Government revenues and in fiscal 2000, three customers, Raytheon, Lockheed Martin and Boeing, accounted for 61% of total segment revenues. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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

RESEARCH AND DEVELOPMENT
------------------------

     The Company's technological expertise continues to be an important factor to support future growth in revenues and earnings. Until a few years ago, virtually all research and development activities had taken place in connection with customer-sponsored development-oriented products conducted under fixed price contracts and subcontracts in support of U.S. Government programs. The Company was successful in applying its resources to develop prototypes and preproduction hardware for use in navigation, communication, guidance and electronic countermeasure programs and space application. The output of these customer-sponsored projects, in all cases, was of a proprietary nature.

     In the last four years, the Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products; conducting research to develop new time and frequency technologies; improving product manufacturability by seeking to reduce its production costs through product redesign and other measures to take advantage of lower cost components.

     The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite and terrestrial commercial communications systems, including wireless, wireline and fiber optic systems. During fiscal 2002, 2001 and 2000, the Company expended $6.6 million, $4.8 million, and $5.4 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2003, the Company is targeting to spend from $5.5 million to $6.5 million on research and development but will spend more or less as market conditions and opportunities warrant. Such funds will be used to introduce Gillam-FEI's wireline synchronization  products to the US market,  to further develop third generation
(3G) cellular telephony products and to develop other products for emerging wireless, optical and wireline communications technologies.

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

COMPETITION
-----------

     The  Company  experiences  competition  in all areas of its  business.  The
Company competes primarily on the basis of the accuracy, performance and reliability of its products; the ability of its products to function under severe conditions, such as in space or other extreme hostile environments; prompt and responsive contract performance; technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. Because of the very high precision of certain of its components, the Company has few competitors. For lower precision components there is significant competition from a number of suppliers.

     In recent years, the Company has successfully outsourced certain component manufacturing processes to third parties as well as to joint venture partners and more recently to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to its relationship with Morion, Inc. in which the Company is a minority shareholder. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems, and interface these systems with end-user applications provides a strong competitive advantage.

     Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.

     With respect to its instruments and systems, the Company competes with Hewlett-Packard Company, Datum, Inc., E. G. and G., Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Datum, Inc. and Symmetricom, Inc. which recently announced their intention to merge their businesses. The Company's principal competition for space products is the in-house capability of its major customers.


EMPLOYEES
---------

     The Company employs approximately 375 persons worldwide. None of the U.S. employees are represented by labor unions while in Europe, approximately 20 employees in one facility are represented by a French labor union.

OTHER ASPECTS
-------------

     The Company's business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of extended holiday periods in August. No unusual working capital requirements exist.


Item 2. Properties
------------------

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



     The Company's facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. ("Reckson"), leasing back the space that it presently occupies.

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

     The Tianjin, China facility is the location of the Company's newly established subsidiary, FEI-Asia. Space has been leased within a manufacturing facility located in the Trade-Free Zone. The lease is for a one-year term with rent of $9,850 payable quarterly. The amount of space is adequate for the near-term manufacturing expectations for the Company.

Item 3. Legal Proceedings
-------------------------

     Qui Tam Action
     --------------

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

     In May 2002 the defendants filed and argued a motion for summary judgment dismissing the Amended Complaint. The motion is under consideration by the Court and the defendants are continuing to pursue their counterclaims.

     No opinion can be offered as to the outcome of the Muller Qui Tam Action, the FEI counterclaims, or the third-party action.

     Directors' and Officers' Insurance Coverage
     -------------------------------------------

     On April 30, 2002, FEI settled the arbitration proceeding it had commenced in June 2001 before the American Arbitration Association against The Home Insurance Company ("Home") under a $2.0 million excess directors and officers liability insurance policy. FEI had asserted claims for its loss relating to, among other matters, sums it paid in connection with the Settlement Agreement and Global Disposition with the Government on June 19, 1998. (For a description of these litigations, the Settlement Agreement and Global Disposition, refer to
Item 3 of the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, a copy of which is on file with the Securities and Exchange
Commission.) Under the terms of the settlement agreement, Home paid FEI $1.5 million, FEI released its claims and the arbitration was discontinued.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2002.



                                     PART II
                                     -------

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

     The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

  FISCAL QUARTER                  HIGH SALE                   LOW SALE
  --------------                  ---------                   --------

  2002 -

         FIRST QUARTER               $19.20                      $12.90

         SECOND QUARTER               17.90                        9.00

         THIRD QUARTER                15.40                       11.10

         FOURTH QUARTER               14.00                       11.10

  2001 -

         FIRST QUARTER               $29.50                      $15.00

         SECOND QUARTER               38.25                       15.61

         THIRD QUARTER                22.50                       11.51

         FOURTH QUARTER               22.00                       10.61



As of July 22, 2002, the approximate number of holders of record of common stock was 694.


DIVIDEND POLICY
---------------

     On March 24, 1997, the Company announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.



Item 6. Selected Financial Data
-------------------------------

     The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2002. The information has been derived from the audited financial statements of the Company for the respective periods.

                                                                          Years Ended April 30,
                                                  2002           2001            2000            1999              1998
                                                  ----           ----            ----            ----              ----
                                                                    (in thousands, except share data)
Net Sales
    Commercial Communications                    $26,119         $36,207        $22,554          $14,547          $26,364
    U.S. Government                                4,512           3,727          3,981            4,411            5,633
    Gillam-FEI                                    10,548           9,276              -                -                -
                                                --------       ---------   ------------    -------------    -------------
Total Net Sales                                  $41,179         $49,210        $26,535          $18,958          $31,997
                                                 =======         =======        =======          =======          =======
Operating Profit (Loss)                       $       89(1)     $  5,939(3)    $  1,008        $    (701)(5)    ($  9,105)(6)
                                              ==========        ========       ========        =========        =========
Net Income                                      $  1,378(2)     $  5,644(4)    $  3,144         $  1,173       $       64 (7)
                                                ========        ========       ========         ========       ==========

Average Common Shares Outstanding

                  Basic                         8,350,735      8,198,569       7,673,497       7,502,260         7,368,472

                  Diluted                       8,529,175      8,431,823       8,043,727       7,820,742         7,787,140

Earnings per Common Share

                  Basic                           $ 0.17          $ 0.69         $ 0.41           $ 0.16           $ 0.01
                                                  ======          ======         ======           ======           ======

                  Diluted                         $ 0.16           $0.67         $ 0.39           $ 0.15           $ 0.01
                                                  ======           =====         ======           ======           ======


Total Assets                                     $96,011        $102,039        $80,847          $78,355          $88,780
                                                 =======        ========        =======          =======          =======
Long-Term Obligations
      and Deferred Items                         $17,796         $18,074        $16,849          $16,959          $18,841
                                                 =======         =======        =======          =======          =======
Cash dividend declared
    per common share                             $  0.20         $  0.20        $  0.20          $  0.20          $  0.20
                                                 =======         =======        =======          =======          =======

(1) Includes insurance reimbursement of $1.5 million for expenses related to certain litigation with the U.S. Government less inventory reserves and writeoffs aggregating $1.0 million.

(2) In addition to items in (1) above, includes $300,000 investment loss for an other than temporary decline of value in a marketable security.

(3) Includes insurance reimbursement of $2.8 million (net of professional fees) for expenses related to certain litigation with the U.S. Government, inventory reserves of $2.0 million related to certain product lines and $300,000 of acquisition-related nonrecurring costs.

(4) In addition to items in (3) above, includes $287,000 investment loss for an other than temporary decline of value in a marketable security.

(5) Includes insurance reimbursement of $4.5 million for legal fees related to certain litigation with the U.S. Government.

(6) Includes litigation settlement of $8 million and U.S. Government-related inventory writedowns and reserves of $4.8 million.

(7) In addition to items in (6) above, includes net gain on sale of buildings of $4.9 million and the reversal of the valuation allowance on deferred tax assets of $2.6 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.

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

RESULTS OF OPERATIONS
---------------------

     The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                         2002           2001          2000
                                         ----           ----          ----
Net Sales
    Commercial Communications             63.4%          73.6%         85.0%
    U.S. Government                       11.0            7.6          15.0
    Gillam-FEI                            25.6           18.8             -
                                        ------         ------      --------
                                         100.0          100.0         100.0
Cost of Sales                             65.8           65.4          56.1
Selling and Administrative expenses       21.7           17.9          19.9
Insurance Reimbursement, net              (3.6)          (5.2)          -
Research and Development expenses         15.9            9.8          20.2
                                        ------          -----         -----
    Operating Profit                       0.2           12.1           3.8

Other Income (Expense)                     3.9            4.7          12.9
Provision for Income Taxes                 0.8            5.3           4.8
                                         -----          -----        ------
    Net Income                             3.3%          11.5%         11.9%
                                         =====           ====         =====

     Significant Fiscal 2002 & 2001 Events
     -------------------------------------

     As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 2002 and 2001 results of operations were materially impacted by several specific events. In fiscal 2002 and 2001, the Company recovered $1.5 million and $2.8 million (net of $200,000 in expenses in 2001), respectively, from two insurance companies related to expenses incurred in defense and settlement of the Company's litigation with the U.S. Government. (See Item 3. Legal Proceedings and Note 9 to the financial statements.) In October 2000, the Company also settled a derivative suit stemming from its U.S. Government litigation and paid approximately $224,000 in attorneys' fees and expenses.

     In both years, the Company determined that a writeoff or reserves against certain work-in-progress and component inventory was appropriate. Consequently, cost of sales was impacted by $1.0 million in fiscal 2002 and by $2.0 million in fiscal 2001. These inventory items relate to certain product lines that the Company is no longer marketing, to excess costs on certain work in process and to quantities of certain component parts in excess of near-term requirements. During the fourth quarters of fiscal 2002 and 2001, the Company determined that the decline in market value of its investment in certain marketable securities was not temporary. Accordingly, the Company wrote down the investments to their then reported market value and recorded a charge against investment income of approximately $300,000 in fiscal 2002 and $287,000 in fiscal 2001.

     During fiscal 2001, the Company acquired Gillam-FEI. Included in the fiscal 2001 results are certain non-recurring charges to expense the "step-up" value of acquired inventory of $300,000 as well as amortization of goodwill in the amount of $193,000.


     Operating Profit
     ----------------

     Operating profit for the year ended April 30, 2002, decreased by $5.8 million compared to the profit for fiscal 2001. In addition to a 16% decline in sales, gross margins were lower, reflective of the more challenging market faced by the Company in fiscal 2002. The Company also made strategic investments such as opening a manufacturing facility in China, the costs of which are included in selling and administrative expenses, and developing new products and improving manufacturing processes.

     The operating profit for the year ended April 30, 2001 increased by $4.9 million over the profit for fiscal 2000. Excluding the nonrecurring items as discussed above (see Items 6 and 7), the increase in operating profit would have been $4.8 million. Approximately $400,000 of this increase is attributable to the results of Gillam-FEI. The major portion of the improved profitability is due to the 51% increase in revenues, exclusive of Gillam-FEI, while maintaining gross profit margins. Selling and administrative costs increased in proportion to the increased revenues while self-funded research and development spending declined from the fiscal 2000 levels.

     Net Sales
     ---------

     Net sales for fiscal 2002 decreased by $8.0 million (16%) over fiscal 2001 sales. The principal cause for the decline is attributable to the world-wide slowdown in capital spending in the telecommunications industry which the Company serves. Revenues for the commercial communications segment declined by $9.6 million (27%), while revenues increased by 21% for both the U.S. Government ($786,000) and Gillam-FEI ($1.9 million) over fiscal 2001. (Gillam-FEI's fiscal 2001 revenues are from the date of acquisition by the Company.) Given the uncertainties in telecommunications markets, the Company is unable to make any assessment for near-term future sales in the commercial communications or Gillam-FEI segments of its business. However, the Company does anticipate that revenues for its U.S. Government segment will increase as more funding is provided by the government for such projects as secure communication satellites and missile guidance systems. Over the long-term, the Company continues to believe that the telecommunications markets, including cellular network infrastructure and wireline synchronization, will be the dominant growth areas of its business.

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

     Gross Margins
     -------------

     Gross margins for the fiscal year ended April 30, 2002 were 34% compared to 35% in fiscal 2001. Excluding the inventory adjustments noted above, gross margins would have been 37% and 39%, respectively. The lower result in fiscal 2002 is attributable to the lower volume of sales and the mix of sales. In particular, a greater percentage of consolidated sales were made in the Gillam-FEI segment, where costs are generally higher than in the U.S. segments. However, Gillam-FEI margins were significantly improved over fiscal 2001, rising from the high "teens" range to over 30%. The Company's target is to achieve an overall gross margin of 40% or better through greater sales volume and continued process improvements at Gillam-FEI.

     Gross margins for fiscal 2001 were 35% compared to 44% in the fiscal year ended April 30, 2000. During fiscal 2001, the Company had been engaged in two significant development efforts which were customer-funded. The costs of these efforts, which approximate the revenue recognized on the contracts, are a component of cost of sales. Excluding these contracts as well as the inventory adjustments mentioned above, gross margins would have been 41%. The principal cause for the decline in the rate from the prior year is due to the mix of products sold. In particular, costs at Gillam-FEI are typically higher than in the U.S. due to labor cost structure. Excluding the effects of Gillam-FEI, the inventory adjustments and the development contracts, gross margins would have exceeded 47% in 2001.

     Selling and Administrative expenses
     -----------------------------------

     Selling and administrative costs for the year ended April 30, 2002, increased by $112,000 or 1% over fiscal 2001. As a percentage of sales, these costs increased from 18% in fiscal 2001 to 22% in fiscal 2002. (The Company targets selling and administrative expenses to be less than 20% of sales.) The 2002 amounts include approximately $500,000 attributable to start-up operating costs of the Company's new China manufacturing facility. Excluding this expense, selling and administrative costs would have been 20% of sales. For fiscal 2002, significant increases in selling and administrative expenses aggregating $1.4 million over the prior year, resulted from a full year of expenses for Gillam-FEI compared to the partial year in fiscal 2001 and an increase in the accrual for certain long-term compensation programs as a result of benefit adjustments authorized during fiscal 2002. These increases were offset by substantial cost reductions aggregating $1.7 million related to lower incentive compensation accruals due to reduced profitability in fiscal 2002, lower employee recruitment expenses, reduced travel-related costs, elimination of amortization of goodwill and a decrease in amortization expense related to independent contractor stock options awarded in prior years.

     Selling and administrative costs for the year ended April 30, 2001, increased by $3.5 million (67%) over fiscal 2000. Of this increase, $1.4 million is attributable to expenses incurred by Gillam-FEI. The remaining $2.1 million is attributable to increased personnel costs, including accruals for bonuses as a result of improved profit margins and increased selling costs and travel expenses, as the Company seeks to continue the expansion of its world-wide commercial markets. In addition, the Company incurred legal fees related to the insurance recovery and litigation settlement, and administrative expenses related to the Company's establishment of a manufacturing facility in China.

     Research and Development expenses
     ---------------------------------

     Research and development expenditures for the year ended April 30, 2002, increased by $1.7 million or 36% over the amounts incurred in fiscal 2001. Of this amount, approximately $1.0 million was incurred to develop wireline synchronization products for the U.S. market. Other development efforts were focused on manufacturing process improvements, completion of a high precision quartz oscillator as well as next-generation products for cellular network infrastructure markets.

     Fiscal 2001 research and development spending declined by 10% from fiscal 2000 levels. Development spending by Gillam-FEI was less than 5% of the consolidated total and not significant in fiscal 2001. The reduction in research and development spending in fiscal 2001 was not indicative of a decrease in the Company's development effort. During fiscal 2001, the Company was successful in obtaining funding from customers on two separate projects. This reduced the level of self-funded research and development spending but increased the cost of sales.

     The Company will continue to focus its research and development activities on those commercial products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2003, the Company will complete its development of the Gillam-FEI wireline synchronization product and will make further investment in new designs and manufacturing process improvements. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

     Other Income (Expense)
     ----------------------

     Other income (expense) decreased by $718,000 (31%) in fiscal 2002 compared to fiscal 2001 and decreased by $1.1 million (32%) in fiscal 2001 compared to fiscal 2000.

     Investment income in fiscal 2002 includes a $300,000 writedown to market value of a certain marketable security whose decline in value was deemed to be other than temporary. This loss was offset by realized gains on sales of marketable securities of $172,000. This is compared to fiscal 2001 when the Company had realized gains of $469,000 on the sale of marketable securities less a $287,000 writedown to market value of a marketable security whose decline in value was deemed to be other than temporary. In fiscal 2000, the Company had realized gains $1.6 million. Excluding these net gains and losses, investment income in fiscal 2002 was lower by $480,000 (19%) than fiscal 2001. This decline is attributable to a combination of lower interest rates and a decreased level of invested assets as a result of the Gillam acquisition in the first half of fiscal 2001. In fiscal 2001, non-gain related investment income was $198,000 (9%) higher than fiscal 2000. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. The Company anticipates that investment income in future years will remain fairly constant assuming a relatively stable interest rate environment and if the level of investments remains the same.

     Interest expense in fiscal 2002 decreased by $31,000 (9%) from fiscal 2001. Fiscal 2001 interest expense increased by $27,000 (9%) from fiscal 2000.
Included in the fiscal 2002 and 2001 amounts is $36,000 and $56,000, respectively, of interest expense paid by Gillam-FEI. Except for the inclusion of interest expense from Gillam-FEI in fiscal 2001, interest expense would have continued its decline as the Company retires its long-term financing obligations. It incurs interest expense on Gillam-FEI's credit obligations, the financing arrangement for the leaseback of the U.S. manufacturing facility and for certain deferred compensation payments. The Company anticipates that interest expense in fiscal 2003 will be approximately the same as the expense for fiscal 2002.

     During fiscal 2002, other income, net, increased by $42,000 over fiscal 2001 and by $211,000 from fiscal 2000 to 2001. Gillam-FEI contributed $127,000 and $76,000 of this growth in fiscal years 2002 and 2001, respectively. In fiscal 2000, the Company incurred approximately $170,000 of expenses related to an attempted acquisition of another company. The Company anticipates that in future years other income, net, will not be a significant contributor to pretax earnings.

     Income Taxes
     ------------

     As a result of the acquisition of Gillam S.A. during fiscal 2001, the Company is now subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 40% in Europe. The effective rate for the Company for the year ended April 30, 2002 was 19% compared to 31% in fiscal 2001 and to 29% in fiscal 2000. In all three years, the effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States. (See Note 13 to the Consolidated Financial Statements.)

     The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.0 million to offset future taxable income. These loss carryforwards may be utilized for an indefinite period of time.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's balance sheet continues to reflect a highly liquid position with working capital of $66.2 million at April 30, 2002. Included in working capital at April 30, 2002 is $36.2 million of cash, cash equivalents and short-term investments, including approximately $12 million representing the fair market value of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (See Note 6 to the financial statements.) The Company's current ratio at April 30, 2002 is 9.7 to 1.

     Net cash provided by operating activities for the year ended April 30, 2002, was $4.9 million compared to $4.0 million provided in fiscal 2001. While fiscal 2002 earnings were less than the prior year, $4.5 million was received during the year for reimbursement of expenses under directors' and officers' liability insurance coverage. (See Item 3. Legal Proceedings and Note 9 to the financial statements.) This inflow was offset by payment of income taxes of $3.3 million, of which approximately 45% is attributable to the insurance reimbursements. Additional cash was provided by collections on accounts receivable which was offset by payments against beginning of the year accrued expenses.

     Net cash provided by investing activities for the year ended April 30, 2002, was $607,000. Approximately $2.5 million was generated by the sale and conversion of certain marketable securities, net of purchases. Approximately $1.5 million was used to acquire additional property, plant and equipment and approximately $300,000 was used to make an investment in Morion, Inc., a Russian crystal oscillator manufacturer. In fiscal 2001, net cash used in investing activities was $5.0 million. The major transaction during fiscal 2001 was the acquisition of Gillam-FEI for which the Company utilized cash of $8.9 million, including transaction costs. This purchase was partially funded by the redemption of certain marketable securities of approximately $6.2 million and was also offset by the acquired cash of Gillam-FEI of $758,000. The Company acquired and sold other marketable securities that resulted in a net outflow of cash in the amount of $1.1 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The
Company will continue to acquire more efficient equipment to automate its production process. It intends to spend less than $2 million on capital equipment during fiscal 2003. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used by financing activities for the year ended April 30, 2002, was $2.2 million. Of this amount, $1.7 million was used to pay the Company's semi-annual cash dividends to shareholders and $750,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by proceeds of $88,000 from new borrowings and payments of $95,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain officers and employees in prior years . The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

     The Company will continue to expend resources to develop and improve products for wireless and wireline commercial communication systems, which management believes will result in future growth and continued profitability. During fiscal 2003, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the commercial communications marketplace and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     As of April 30, 2002, the Company's consolidated backlog amounted to approximately $31 million (see Item 1). Of this backlog, approximately 61% represents orders for the Commercial Communications segment, 16% for the Gillam-FEI segment and 23% for the U.S. Government segment. Approximately 75% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2003.

     Recent Accounting Pronouncements
     --------------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. The Company will apply the provisions of SFAS No. 141 on all future acquisitions and business combinations. The acquisition of Gillam-FEI in September 2000 was recorded as a purchase.

     Under SFAS No.142, which was adopted by the Company on May 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances warrant. Annually, the Company will perform a fair value based goodwill impairment test. If the recorded value of goodwill and certain intangibles exceeds fair value, a write-down of goodwill would be charged to results of operations in the period in which the impairment is identified. The adoption of SFAS 142 eliminated amortization of goodwill thereby reducing selling and administrative expenses by approximately $193,000 from the fiscal 2001 amount which was recorded from the date of acquisition of Gillam-FEI.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 as of May 1, 2002 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units, see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $16.7 million and $14.2 million, respectively, at April 30, 2002. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2002, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

     With its acquisition of Gillam-FEI in September 2000, and the establishment of a manufacturing facility in China, FEI- Asia, the Company has become subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2002, the amount related to foreign currency exchange rates is a $108,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

European Union Conversion to Euro
---------------------------------

     Effective January 1, 2002, the eleven participating countries of the European Union converted the "legacy" currency of each country into the Euro. Thereafter, all cash transactions are to be conducted solely in the Euro with legacy currencies canceled. The Company's European-based subsidiaries operate in two of the participating countries and are therefore obligated to comply with the new currency requirements. To the knowledge of Company management, this conversion has had little, if any, impact on contractual agreements, banking arrangements, employment agreements or similar matters. The subsidiaries' accounting systems and records were modified to accommodate the new currency but the cost of doing so was nominal.


OTHER MATTERS
-------------

     The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.


INFLATION
---------

     During fiscal 2002, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.



Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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



Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Frequency Electronics, Inc.:



     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and its subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP
Melville, New York
June 26, 2002



                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2002 and 2001
                                   -----------


          ASSETS:                                  2002       2001
                                                   ----       ----
                                                    (In thousands)
Current assets:

    Cash and cash equivalents                   $  5,383   $  2,121

    Marketable securities                         30,848     33,407

    Accounts receivable, net of allowance for
       doubtful accounts of $124 in 2002
       and $190 in 2001                           11,725     15,160

    Inventories                                   19,601     20,471

    Deferred income taxes                          3,645      4,313

    Income taxes receivable                        1,328       --

    Prepaid expenses and other                     1,350      4,662
                                                --------   --------
           Total current assets                   73,880     80,134

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                11,361     11,997

Deferred income taxes                                280         69

Goodwill, net of amortization in 2001              4,938      4,987

Other assets                                       5,552      4,852
                                                --------   --------
           Total assets                         $ 96,011   $102,039
                                                ========   ========



                                    Continued




                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2002 and 2001
                                   (Continued)
                                   -----------



     LIABILITIES AND STOCKHOLDERS' EQUITY:                  2002         2001
                                                            ----         ----
                                                             (In thousands)

Current liabilities:

    Current portion of debt                             $     384    $     699

    Accounts payable - trade                                2,359        2,408

    Accrued liabilities                                     4,073        7,228

    Dividend payable                                          833          829

    Income taxes payable                                     --          2,370
                                                        ---------    ---------
              Total current liabilities                     7,649       13,534

Deferred compensation                                       6,496        5,726

REIT liability and other liabilities                       11,300       12,348
                                                        ---------    ---------
              Total liabilities                            25,445       31,608
                                                        ---------    ---------

Commitments and contingencies (Notes 6 and 9)

Minority interest in subsidiary                               224          226

Stockholders' equity:

     Preferred stock - authorized 600,000 shares
          of $1.00 par value; no shares issued               --           --

     Common stock - authorized 20,000,000 shares
          of $1.00 par value; issued - 9,163,939 shares     9,164        9,164
    Additional paid-in capital                             43,077       42,860
    Retained earnings                                      20,939       21,226
                                                        ---------    ---------
                                                           73,180       73,250

     Common stock reacquired and held in treasury -
          at cost (830,074 shares in 2002 and
          872,669 shares in 2001)                          (2,806)      (3,127)
     Other stockholders' equity                              (116)        (122)
     Accumulated other comprehensive income                    84          204
                                                        ---------    ---------
              Total stockholders' equity                   70,342       70,205
                                                        ---------    ---------
    Total liabilities and stockholders' equity          $  96,011    $ 102,039
                                                        =========    =========



   The accompanying notes are an integral part of these financial statements.




                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 2002, 2001 and 2000
                                   -----------

                                                 2002           2001            2000
                                                 ----           ----            ----
                                                 (In thousands, except share data)

Net sales                                  $    41,179    $    49,210    $    26,535
Cost of sales                                   27,090         32,180         14,884
                                           -----------    -----------    -----------
              Gross margin                      14,089         17,030         11,651

Selling and administrative expenses              8,932          8,820          5,275
Insurance reimbursement, net                    (1,500)        (2,576)          --
Research and development expenses                6,568          4,847          5,368
                                           -----------    -----------    -----------
              Operating profit                      89          5,939          1,008

Other income (expense):
      Investment income                          1,864          2,655          3,929
      Interest expense                            (302)          (333)          (306)
      Other, net                                    46              4           (207)
                                           -----------    -----------    -----------

Income before minority interest and
   provision for income taxes                    1,697          8,265          4,424

Minority interest in (loss) income of
   consolidated subsidiary                          (1)            29           --
                                           -----------    -----------    -----------

Income before provision for income taxes         1,698          8,236          4,424

Provision for income taxes                         320          2,592          1,280
                                           -----------    -----------    -----------

              Net Income                   $     1,378    $     5,644    $     3,144
                                           ===========    ===========    ===========





Net Income per common share:

      Basic                                $      0.17    $      0.69    $      0.41
                                           ===========    ===========    ===========

      Diluted                              $      0.16    $      0.67    $      0.39
                                           ===========    ===========    ===========

Average shares outstanding:
      Basic                                  8,350,735      8,198,569      7,673,497
                                           ===========    ===========    ===========
      Diluted                                8,529,175      8,431,823      8,043,727
                                           ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.



                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 2002, 2001 and 2000
                        (In thousands, except share data)


                                                                       Additional                   Treasury stock
                                                  Common Stock           paid in      Retained         (at cost)
                                              Shares        Amount       capital      earnings    Shares       Amount
                                              ------        ------       -------      --------    ------       ------
Balance at May 1, 1999                      9,009,259       $9,009        $36,940     $15,653    1,346,850   ($4,058)
----------------------
Exercise of stock options                                                     341                  (330,298)      414
Amortization of Independent
   Contractor stock options                                                   170
Amortization of ESOP debt                                                     478
Payment received for common
   stock subscribed
Amortization of unearned compensation
Cash dividend                                                                           (1,558)
Decrease in market value of
   marketable securities
Net income                                                                               3,144
Comprehensive income- 2000                  ---------        -----         ------       ------    ---------    ------
Balance at April 30, 2000                   9,009,259        9,009         37,929       17,239    1,016,552    3,644
-------------------------
Exercise of stock options                                                     510                  (129,288)     206
Tax benefit from stock option exercise                                        809
Amortization of independent
   Contractor stock options                                                   310
Contribution of stock to 401(k) plan                                           (8)                  (14,595)     311
Issuance of stock for Gillam acquisition      154,681          155          3,310
Amortization of unearned compensation
Cash dividend                                                                           (1,657)
Increase in market value of
   Marketable securities
Foreign currency translation adjustment
Net income                                                                               5,644
Comprehensive income- 2001                  ---------        -----         ------       ------      -------    -----
Balance at April 30, 2001                   9,163,940        9,164         42,860       21,226      872,669    3,127
-------------------------
Exercise of stock options                                                      52                   (14,375)      43
Amortization of independent
   contractor stock options                                                    45
Contribution of stock to 401(k) plan                                          120                   (28,220)     278
Amortization of unearned compensation
Cash dividend                                                                           (1,665)
Increase in market value of
   Marketable securities
Foreign currency translation adjustment
Net income                                                                               1,378
Comprehensive income- 2002                  ---------       ------       -------      -------      -------   --------
Balance at April 30, 2002                   9,163,940       $9,164       $43,077      $20,939      830,074   ($2,806)
                                            =========       ======       =======      =======      =======   ========


                                                                           Accumulated
                                                             Other            other
                                            Unamortized   Stockholders'    comprehensive
                                             ESOP debt       equity         income (loss)    Total
                                             ---------       ------         -------------   -------
Balance at May 1, 1999                         ($500)        ($334)           ($203)        $56,507
----------------------
Exercise of stock options                                                                       755
Amortization of Independent
   Contractor stock options                                                                     170
Amortization of ESOP debt                        500                                            978
Payment received for common
   stock subscribed                                           172                               172
Amortization of unearned compensation                          27                                27
Cash dividend                                                                                (1,558)
Decrease in market value of
   marketable securities                                                      (1,205)       (1,205)
Net income                                                                                    3,144
                                                                                              -----
Comprehensive income- 2000                                                                    1,939
                                                 ---         -----            -------        ------
Balance at April 30, 2000                          0         (135)            (1,408)        58,990
-------------------------
Exercise of stock options                                                                       716
Tax benefit from stock option exercise                                                          809
Amortization of independent
   Contractor stock options                                                                     310
Contribution of stock to 401(k) plan                                                            303
Issuance of stock for Gillam acquisition                                                      3,465
Amortization of unearned compensation                          13                                13
Cash dividend                                                                                (1,657)
Increase in market value of
   Marketable securities                                                       1,367          1,367
Foreign currency translation adjustment                                          245            245
Net income                                                                                    5,644
                                                                                              -----
Comprehensive income- 2001                                                                    7,256
                                                ----         -----             -----         -------
Balance at April 30, 2001                          0         (122)               204         70,205
-------------------------
Exercise of stock options                                                                        95
Amortization of independent
   contractor stock options                                                                      45
Contribution of stock to 401(k) plan                                                            398
Amortization of unearned compensation                           6                                 6
Cash dividend                                                                                 (1,665)
Increase in market value of
   Marketable securities                                                          17              17
Foreign currency translation adjustment                                         (137)           (137)
Net income                                                                                     1,378
                                                                                               -----
Comprehensive income- 2002                                                                     1,258
                                                                                               -----
Balance at April 30, 2002                      $   0        ($116)               $84         $70,342
                                               =====        ======               ===         =======

   The accompanying notes are an integral part of these financial statements.




                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2002, 2001 and 2000
                                   -----------

                                                                                2002        2001        2000
                                                                                ----        ----        ----
                                                                                       (In thousands)
Cash flows from operating activities:
    Net income                                                               $  1,378    $  5,644    $  3,144
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Deferred tax expense (benefit)                                              358      (1,408)        840
      Depreciation and amortization                                             1,460       1,446       1,117
      Provision for losses on accounts
        receivable and inventories                                                452       2,001         151
      Loss (Gain) on marketable securities and
        notes receivable- net                                                     128        (181)     (1,654)
      Tax benefit from stock option exercise                                     --           809        --
      Amortization resulting from
        allocation of ESOP shares                                                --          --           978
      Minority interest in (loss) earnings of subsidiary                           (1)         29        --
    Changes in assets and liabilities, exclusive of assets and liabilities acquired:
      Accounts receivable                                                       3,360      (1,195)      2,583
      Inventories                                                                 546      (4,612)     (3,745)
      Prepaid and other                                                           308        (262)       (174)
      Other assets                                                               (341)       (373)       (359)
      Accounts payable trade                                                      (21)         44         182
      Insurance reimbursement receivable                                        3,000      (3,000)       --
      Accrued liabilities                                                      (2,524)      1,150         773
      Liability for employee benefit plans                                      1,429       1,271         766
      Income taxes payable                                                     (3,698)      2,781        (676)
      Other liabilities                                                          (939)       (193)       (383)
                                                                             --------    --------    --------
        Net cash provided by operating activities                               4,895       3,951       3,543
                                                                             --------    --------    --------

Cash flows from investing activities:
      Payment for acquisition, net of cash
        acquired of $758 in 2001                                                 --        (8,138)       --
      Purchase of minority interest in manufacturing partner                     (313)       --          --
      Purchase of marketable securities                                       (21,154)     (4,318)    (24,611)
      Proceeds from sale or redemption of marketable
        securities                                                             23,615       9,384      27,468
      Capital expenditures                                                     (1,541)     (1,929)       (668)
                                                                             --------    --------    --------
        Net cash provided by (used in) investing activities                       607      (5,001)      2,189
                                                                             --------    --------    --------


                                    Continued





                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2002, 2001 and 2000
                                   (Continued)
                                   -----------

                                                                                     2002        2001       2000
                                                                                     ----        ----       ----
                                                                                             (In thousands)
Cash flows from financing activities:
     Principal payments of long-term debt and
         other long-term obligations                                                  (750)      (929)      (700)
     Proceeds from long-term obligations                                                88       --         --
     Payment of cash dividend                                                       (1,661)    (1,627)    (1,532)
     Payment on notes
         receivable from employees                                                    --         --          172
     Exercise of stock options                                                          95        716        755
                                                                                   -------    -------    -------
        Net cash used in financing activities                                       (2,228)    (1,840)    (1,305)
                                                                                   -------    -------    -------

Net increase (decrease) in cash and cash equivalents
     before effect of exchange rate changes                                          3,274     (2,890)     4,427

Effect of exchange rate changes on cash and
     cash equivalents                                                                  (12)        17       --
                                                                                   -------    -------    -------

Net increase (decrease) in cash and cash equivalents                                 3,262     (2,873)     4,427

Cash and cash equivalents at beginning of year                                       2,121      4,994        567
                                                                                   -------    -------    -------

Cash and cash equivalents at end of year                                           $ 5,383    $ 2,121    $ 4,994
                                                                                   =======    =======    =======


Supplemental disclosures of cash flow information: Cash paid during the year for:
            Interest                                                               $   283    $   297    $   312
                                                                                   =======    =======    =======
           Income taxes                                                            $ 3,352    $   971    $ 1,159
                                                                                   =======    =======    =======


       Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

         Declaration of cash dividend                                              $   833    $   829    $   799
                                                                                   =======    =======    =======





   The accompanying notes are an integral part of these financial statements.



1. Summary of Accounting Policies
---------------------------------

Principles of Consolidation:

     The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant". References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 14 for information regarding the Company's Commercial Communications, Gillam-FEI and U.S. Government business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the company recognizes its share of net income or loss on a one month lag.

     These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Reclassifications:

     Certain  prior year  amounts have been  reclassified  to conform to current
year   presentation.   These   reclassifications   had  no  effect  on  reported
consolidated earnings.

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

Goodwill:

     The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. Through April 30, 2001, goodwill was amortized on a straight-line basis over the estimated useful life of 15 years. As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" goodwill is no longer amortized but is tested for impairment on at least an annual basis. (See "New Accounting Pronouncements")

Revenue and Cost Recognition:

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

     On production-type contracts, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final contract costs. Changes in job performance may result in revisions to costs and revenue and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses are made in the period in which they become determinable.

     For contracts in the Company's Gillam-FEI segment, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results upon shipment of the product or performance of the services pursuant to contractual terms.

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

Marketable Securities:

     Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 2002 and 2001 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. The Company will apply the provisions of SFAS 141 on all future acquisitions and business combinations. The acquisition of Gillam-FEI in September 2000 was recorded as a purchase.

     SFAS 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. Under SFAS 142, which was adopted by the Company on May 1, 2001, although goodwill is no longer subject to amortization over its estimated useful life, it is subject to an impairment valuation. Annually, the Company will perform a fair value-based goodwill impairment test. If the recorded value of goodwill exceeds fair value, a write-down of goodwill is charged to results of operations in the period in which the impairment is identified.

     If SFAS 142 had been in effect at the beginning of fiscal 2001, the Company's net income and earnings per share would have been increased by $193,000 and $0.02 per diluted share, respectively.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 as of May 1, 2002 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". In general, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30.

2. Earnings Per Share
---------------------

     Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                       Years ended April 30,
                                 ---------------------------------
                                    2002       2001        2000
                                    ----       ----        ----
Basic EPS Shares outstanding
    (weighted average)           8,350,735   8,198,569   7,673,497
Effect of Dilutive Securities      178,440     233,254     370,230
                                 ---------   ---------   ---------
Diluted EPS Shares outstanding   8,529,175   8,431,823   8,043,727
                                 =========   =========   =========


     Options to purchase 483,250 and 419,750 shares of common stock were outstanding during the years ended April 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation. For the year ended April 30, 2000, all exercisable options were included in the computation of diluted earnings per share.

3. Accounts Receivable
----------------------

     Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,027,000 at April 30, 2002 and $3,814,000 at April 30, 2001. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

4. Marketable Securities
------------------------

     Marketable securities at April 30, 2002 and 2001 are summarized as follows (in thousands):

                                   April 30, 2002
                          --------------------------------
                                                Unrealized
                                       Market     Holding
                             Cost      Value    Gain (Loss)
                             ----      -----    -----------
REIT units                $ 12,000   $ 12,000    $   --
Fixed income securities     16,714     16,691         (23)
Equity securities            2,174      2,157         (17)
                          --------   --------    --------
                          $ 30,888   $ 30,848    ($    40)
                          ========   ========    ========


                                  April 30, 2001
                          --------------------------------
                                                Unrealized
                                       Market     Holding
                             Cost      Value    Gain (Loss)
                             ----      -----    -----------
REIT units                $ 12,000   $ 12,000    $   --
Fixed income securities     19,344     19,582         238
Equity securities            2,132      1,825        (307)
                          --------   --------    --------
                          $ 33,476   $ 33,407    ($    69)
                          ========   ========    ========

     Maturities of fixed income securities classified as available-for-sale at April 30, 2002 are as follows (in thousands):

           Current                                              $  1,494

           Due after one year through five years                   7,955

           Due after five years through ten years                  7,265
                                                               ---------
                                                                 $16,714
                                                               ==========

     During fiscal year 2002 and 2001, the decline in market value of certain fixed income securities was deemed to be other than temporary. Accordingly, the Company charged $300,000 in fiscal 2002 and $287,000 in fiscal 2001 against investment income to record the impairment in value of these securities.

5. Inventories
--------------

     Inventories,   which  are  reported  net  of  reserves  of  $2,941,000  and
$2,537,000 at April 30, 2002 and 2001, respectively, consisted of the following (in thousands):

                                                       2002            2001
                                                       ----            ----

     Raw Materials and Component Parts             $   8,946       $   9,227

     Work in Progress and Finished Goods              10,655          11,244
                                                   ---------       ---------

                                                    $ 19,601        $ 20,471
                                                    ========        ========


6. Property, Plant and Equipment
--------------------------------

     Property, plant and equipment consists of the following (in thousands):

                                                    2002     2001
                                                    ----     ----

Buildings and building improvements               $11,615   $12,252

Machinery, equipment and furniture                 25,933    25,010
                                                  -------   -------

                                                   37,548    37,262

Less, accumulated depreciation and amortization    26,187    25,265
                                                  -------   -------

                                                  $11,361   $11,997
                                                  =======   =======

     Depreciation and amortization expense for the years ended April 30, 2002, 2001 and 2000 was $1,460,000, $1,253,000 and $1,117,000, respectively.

     Maintenance and repairs charged to operations for the years ended April 30,
2002,  2001  and  2000  was  approximately  $440,000,   $485,000  and  $369,000,
respectively.

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

     The Company leased back approximately 43% of the latter building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability of $11,088,000 and $11,338,000 at April 30, 2002 and 2001, respectively. The related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the years ended April 30, 2002, 2001 and 2000, the Company charged $149,000, $165,000 and $180,000, respectively, to interest expense under the financing agreement.

     The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. Under the terms of the lease the Company is required to pay its proportional share of real estate taxes, insurance and other charges. The lease for the FEI-Asia facility is for a one-year term with rent of $9,850 payable quarterly. .

     Future minimum lease payments required by the leases are as follows (in thousands):

           Years ending
            April 30,
            ---------
               2003                          $   430
               2004                              400
               2005                              400
               2006                              400
               2007                              400
               2008 and thereafter               667
                                              ------
                                              $2,697
                                              =======


7. Debt Obligations
-------------------

     The Company's European subsidiaries have available approximately $7.6 million in bank credit lines to meet short-term cash flow requirements. As of April 30, 2002 and 2001, $213,000 and $537,000, respectively, was outstanding under such lines of credit. One of the credit lines is collateralized by the accounts receivable of the Company's French subsidiary. All other credit lines are unsecured. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2002, the rate was 4.802% based on the 3 month EURIBOR.

     The Company also has several long-term debt obligations aggregating approximately $292,000 which are secured primarily by the Company's European buildings. Three of the loans, maturing in 2004 through 2007, are payable in monthly installments, including interest at 5.25% to 5.61%, in the aggregate amount of $7,750. The fourth loan, maturing in 2003, is payable in annual installments of $87,000, plus interest at 5.52%.

     Debt scheduled to mature in each of the subsequent years ending April 30, are as follows: (in thousands)

                                   2003   $384
                                   2004     73
                                   2005     17
                                   2006     18
                                   2007     13
                                          ----
                                          $505
                                          ====

8. Accrued Liabilities
----------------------

     Accrued liabilities at April 30, 2002 and 2001 consist of the following (in thousands):

                                               2002    2001
                                               ----    ----

Due customers                                $  751   $2,915

Accrued bonus                                   130    1,181

Other compensation including payroll taxes    1,360    1,089

Vacation accrual                                491      512

Other                                         1,341    1,531
                                             ------   ------

                                             $4,073   $7,228
                                             ======   ======

9. Commitments and Contingencies
--------------------------------

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

     In May 2002, FEI and Mr. Bloch filed and argued a motion for summary judgment dismissing the Amended Complaint. The motion is under consideration by the Court and the defendants are continuing to pursue their counterclaims.

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

     Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $150,000, $614,000 and $274,000 for fiscal years 2002, 2001 and 2000, respectively.

     Directors' and Officers' Insurance Coverage

     On April 30, 2002, FEI settled the arbitration proceeding it had commenced in June 2001 before the American Arbitration Association against The Home Insurance Company of Illinois ("Home") under an excess directors and officers liability insurance policy. FEI had asserted claims for its loss relating to, among other matters, sums it paid in connection with certain litigation with the US government which was settled in 1998. Under the terms of the settlement agreement, Home paid FEI $1.5 million, FEI released its claims and the arbitration was discontinued.

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

10. Notes Receivable - Common Stock
-----------------------------------

     In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (6.0% at April 30, 2002) which is payable and adjusted annually. The principal was due in its entirety at the earlier of termination of employment or October 1999. Certain officers who owed an aggregate of $115,500 at April 30, 2002 and 2001, requested and received an extension of the due date of the notes to October 2004. During the year ended April 30, 2000, certain officers and employees made payments on their notes in the aggregate amount of $172,000. No payments were received during fiscal 2002 or 2001.

11. Acquisition of Gillam S.A.
------------------------------

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
                                         =======

     The Gillam acquisition is treated as a purchase. The purchase price is allocated to net assets acquired of approximately $7,282,000 and to goodwill of approximately $5,079,000. Goodwill amortization in fiscal 2001 was $193,000 and was computed on the straightline method using a 15-year life. As of May 1, 2001, under the provisions of Statement 142 of the Financial Accounting Standards Board, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but is tested periodically for impairment.

     The accompanying consolidated statements of operations for the years ended April 30, 2002 and 2001 include the results of operations of Gillam from September 13, 2000 through March 31, 2002. (Gillam retains its April 1 to March 31 fiscal year for financial reporting purposes.) The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the years ended April 30, 2001 and 2000, adjusted to give effect to the acquisition of Gillam as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 1999, nor does it purport to represent the results of operations for future periods.

                                   Pro forma (unaudited)
                                   Years ended April 30,
                                      2001      2000
                                      ----      ----
                          (In thousands except per share data)

Net Sales                           $53,569   $42,312
                                    -------   -------
Operating Profit                    $ 5,495   $ 1,832
                                    -------   -------
Income from continuing operations   $ 5,440   $ 3,222
                                    =======   =======
Earnings per share- basic           $  0.66   $  0.41
                                    =======   =======
Earnings per share- diluted         $  0.64   $  0.39
                                    =======   =======

     Goodwill Impairment Test
     ------------------------

     The Company performed the transitional impairment test of goodwill as of October 31, 2001 and conducted a revaluation as of April 30, 2002. The assessments included a comparison of the carrying value of goodwill at the reporting unit level (i.e.- Gillam-FEI) to the estimated fair value of the reporting unit based on market value calculations developed by management. These calculations use a market value approach based on ratios of recent public-market equity transactions. Using comparable ratios for Gillam-FEI, the Company determined that the carrying value of goodwill does not appear to be in excess of fair value at the October 31, 2001 or April 30, 2002 measurement dates. Accordingly, no goodwill impairment has been recognized in the Company's consolidated results of operations for the year ended April 30, 2002.

12. Employee Benefit Plans
--------------------------

Profit Sharing Plan:

     The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2002 and 2001, the Company contributed 28,220 and 14,592 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $400,000 in fiscal 2002 and $300,000 in fiscal 2001. There were no such contributions in fiscal 2000.

Income Incentive Pool:

     The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. For fiscal 2002, no amount for bonuses was recorded in selling and administrative expenses due to the lack of earnings after exclusion of the insurance reimbursement. The Company charged $1,073,000 and $175,000 to operations under these plans for the fiscal years ended April 30, 2001 and 2000, respectively.

Independent Contractor Stock Option Plan:

     The Company has an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Each of the option grants in fiscal 2001 and 2000, as indicated in the table below, were granted to certain independent contractors at a price equal to the then fair market value of the Company's common stock. Each option grant permitted immediate exercise of a portion of the options (24% to 34% of the total grant) with the balance exercisable proportionately over the next two to three years. For the years ended April 30, 2002, 2001 and 2000, the Company recognized compensation expense of $45,000, $310,000 and $170,000, respectively, as a result of these stock option grants.

     Transactions under this plan, including the weighted average exercise prices of the options, are as follows:


                                                       2002                      2001                        2000
                                                ------------------        -------------------        ------------------

                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----

    Outstanding at beginning of year            114,350     $15.31         122,300    $15.21         112,500     $15.75
    Granted                                           -       -              6,000    $15.80          12,000      $8.98
    Exercised                                         -       -            (13,950)   $13.54          (2,200)     $8.88
                                           ------------                    -------                  ---------
    Outstanding at end of year                  114,350     $15.31         114,350    $15.31         122,300     $15.21
                                                =======                    =======                   =======
    Exercisable at end of year                  109,350     $15.32         104,050    $15.54          89,200     $15.63
                                                =======                    =======                    ======
    Available for grant at end of year          219,500                    219,500                    75,500
                                                =======                    =======                    ======
    Weighted average fair value
    of options granted during the year          $  -                       $ 8.81                     $ 4.35
                                                =======                    ======                     ======

Employee Stock Option Plans:

     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2002, eligible employees had been granted options to purchase 872,000 shares of Company stock under ISO plans of which 131,750 options are outstanding and 9,750 are exercisable. Through April 30, 2002, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 837,000 are outstanding and approximately 504,250 are exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.

     Transactions under these plans, including the weighted average exercise prices of the options, are as follows:


                                                         2002                      2001                        2000
                                                ------------------        -------------------        ------------------

                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----

    Outstanding at beginning of year            861,437     $13.30         611,800     $7.65         792,625      $6.14
    Granted                                     122,000     $11.25         330,000    $22.03         156,500      $7.50
    Exercised                                   (14,375)     $6.76         (80,363)    $6.18        (316,825)     $3.82
    Expired or canceled                               -                          -                   (20,500)     $7.26
                                           ------------               ------------                  --------
    Outstanding at end of year                  969,062     $13.14         861,437    $13.30         611,800      $7.65
                                                                                                     =======
    Exercisable at end of year                  514,000     $10.23         351,048     $7.74         304,593      $6.83
                                                =======                    =======                   =======
    Available for grant at end of year          342,000                     65,500                   205,000
                                                =======                     ======                   =======
    Weighted average fair value
    of options granted during the year            $7.00                    $12.24                      $3.68
                                                  =====                    ======                      =====

     The weighted average remaining contractual life of options outstanding at April 30, 2002, 2001 and 2000 is 7.7, 8.3 and 8.1 years, respectively. At April 30, 2002, 2001 and 2000, option prices per share were from $3.25 to $23.750.

      The Company applies the disclosure-only provision for SFAS No. 123 in accounting for the stock option plans. Had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the pro forma effect on the Company's financial statements would have been as follows:

                               (in thousands, except per share data)
                                     2002      2001       2000
                                     ----      ----       ----
Net Income, as reported            $ 1,378   $ 5,644   $   3,144
                                   =======   =======   =========
Net Income - pro forma             $   474   $ 5,233   $   2,468
                                   =======   =======   =========
Earnings per share, as reported:
   Basic                           $  0.17   $  0.69   $    0.41
                                   =======   =======   =========
   Diluted                         $  0.16   $  0.67   $    0.39
                                   =======   =======   =========
Earnings per share- pro forma
   Basic                           $  0.06   $  0.64   $    0.32
                                   =======   =======   =========
   Diluted                         $  0.06   $  0.62   $    0.31
                                   =======   =======   =========


     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively, dividend yield of 1.83%, 3.0% and 3.0%; expected volatility of 65%, 70%, and 47%; risk free interest rate (ranging from 5.5% to 8.0%); and expected lives ranging from seven to ten years.

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


                                                         2002                      2001                        2000
                                                ------------------        -------------------        ------------------

                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----

     Outstanding at beginning of year            30,000      $4.00          69,000     $3.94          99,000      $3.93
     Granted                                          -       -                  -      -                  -       -
     Expired                                          -       -                  -      -                  -       -
     Exercised                                        -       -            (39,000)    $4.00         (30,000)     $4.00
                                            -----------                    -------                   -------
     Outstanding at end of year                  30,000      $4.00          30,000     $4.00          69,000      $3.94
                                                 ======                     ======                    ======
     Exercisable at end of year                  30,000      $4.00          30,000     $4.00          69,000      $3.94
                                                 ======                     ======                    ======

     Balance of shares available for
           grant at end of year                  98,250                     98,250                    98,250
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

Employee Stock Ownership Plan/Stock Bonus Plan:

     During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan ("ESOP"). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 661,004 shares remain in the ESOP.

     In accordance with Statement of Position ("SOP") 93-6, the annual expense related to the leveraged ESOP, was determined as interest incurred on the note plus compensation cost based on the fair value of the shares released. Since all shares were released to the ESOP prior to May 1, 2000, no expense was recorded in fiscal years 2002 and 2001. The ESOP expense was approximately $978,000 for the year ended April 30, 2000.

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

     Deferred compensation expense charged to operations during the years ended April 30, 2002, 2001 and 2000 was approximately $982,000, $620,000 and $494,000, respectively. During fiscal 2002, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, deferred compensation expense in fiscal 2002 included approximately $400,000 to account for the benefit modifications.

13. Income Taxes
----------------

        The provision for income taxes consists of the following (in thousands):

                                          2002       2001       2000
                                          ----       ----       ----
Current:
     Federal                            $  --      $ 3,520    $   200
     Foreign                                 32       --         --
     State                                  (70)       480        240
                                        -------    -------    -------
         Current (benefit) provision        (38)     4,000        440
Deferred
     Federal                                228     (1,214)       715
     Foreign                                 90          9       --
     State                                   40       (203)       125
                                        -------    -------    -------
         Deferred provision (benefit)       358     (1,408)       840
                                        -------    -------    -------
         Total provision                $   320    $ 2,592    $ 1,280
                                        =======    =======    =======


     The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                                                     2002            2001             2000
                                                                     ----            ----             ----

    Computed "expected" tax expense                                 $ 577         $ 2,810          $ 1,504
    State and local tax, net of federal benefit                       (46)            317              161
    Foreign taxes                                                     118               9                -
    Excess ESOP amortization                                            -               -              163
    Nondeductible expenses                                             60             111               26
    Nontaxable life insurance cash value increase                     (86)           (116)             (50)
    Research & development tax credit                                (210)           (310)            (330)
    Other items, net, none of which individually
       exceeds 5% of federal taxes at statutory rates                 (93)           (229)            (194)
                                                                   ------       ---------        ---------
                                                                    $ 320         $ 2,592          $ 1,280
                                                                    =====         =======          =======


     The components of deferred taxes are as follows (in thousands):

                                                   2002       2001
                                                   ----       ----
Deferred tax assets:
      Employee benefits                          $ 3,279    $ 3,312
      Inventory                                      995      1,591
      Accounts receivable                             50         76
      Marketable securities                           16         28
      Foreign research & development                 603        449
      Other liabilities                              372        210
      Foreign net operating loss carryforwards       539        829
      Miscellaneous                                 (117)        32
                                                 -------    -------
      Total deferred tax asset                     5,737      6,527
                                                 -------    -------
 Deferred tax liabilities:
      Property, plant and equipment                1,812      2,145
                                                 -------    -------
Net deferred tax asset                           $ 3,925    $ 4,382
                                                 =======    =======

     At April 30, 2002, the Company has available approximately $2.0 million in net operating loss carryforwards at its European subsidiaries. These loss carryforwards may be utilized for an indefinite period of time.


14. Segment Information
-----------------------

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

     The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                     (in thousands)
                                               2002        2001         2000
                                               ----        ----         ----
Net sales:
    Commercial Communications              $  26,663    $  36,290    $  22,554
    U.S. Government                            4,513        3,727        3,981
    Gillam-FEI                                11,223        9,276         --
    less intercompany sales                   (1,220)         (83)        --
                                           ---------    ---------    ---------
       Consolidated Sales                  $  41,179    $  49,210    $  26,535
                                           =========    =========    =========
Operating profit (loss):
    Commercial Communications              ($  1,394)   $   4,316    ($     91)
    U.S. Government                              733          462        1,711
    Gillam-FEI                                   516         (238)        --
    Corporate                                    234        1,401         (612)
                                           ---------    ---------    ---------
       Consolidated Operating Profit       $      89    $   5,939    $   1,008
                                           =========    =========    =========
Identifiable assets:
    Commercial Communications              $  21,101    $  25,025    $  18,447
    U.S. Government                            3,176        1,580        4,450
    Gillam-FEI                                17,956       19,237         --
    less intercompany balances                (1,575)        (234)        --
    Corporate                                 55,353       56,431       57,950
                                           ---------    ---------    ---------
       Consolidated Identifiable Assets    $  96,011    $ 102,039    $  80,847
                                           =========    =========    =========
Depreciation (allocated):
    Commercial Communications              $     995    $     956    $     971
    U.S. Government                              166          112          127
    Gillam-FEI                                   280          166         --
    Corporate                                     19           19           19
                                           ---------    ---------    ---------
       Consolidated Depreciation Expense   $   1,460    $   1,253    $   1,117
                                           =========    =========    =========

Major Customers

     During fiscal year 2002, sales to one customer of the Commercial Communications segment were $15.5 million or 58% of that segment's sales and 38% of consolidated revenue. In the U.S. Government segment, sales to three customers aggregated $3.5 million or 78% of that segment's revenues. Sales to two customers, aggregating $3.3 million, accounted for 30% of the revenues of the Gillam-FEI segment. None of the customers in the U.S. Government segment or the Gillam-FEI segment accounted for more than 10% of consolidated revenues.

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

Foreign Sales
-------------

     Revenues in the Commercial Communications and Gillam-FEI segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

                                                   (in thousands)
                                       2002               2001             2000
                                       ----               ----             ----

      France                       $  5,645           $  2,480          $   616
      Belgium                         5,113              2,401                3
      Brazil                          1,074              2,825              242
      United Kingdom                    261              1,020            1,068
      Morocco                             -              2,636                -
      Other                           5,010              3,000            1,320
                                  ---------          ---------          -------
                                    $17,103            $14,362           $3,249
                                    =======            =======           ======

15. Interim Results (Unaudited)
-------------------------------

     Quarterly results for fiscal years 2002 and 2001 are as follows:

                                                   (in thousands, except per share data)
                                                                2002 Quarter
                                          -----------------------------------------------------

                                             1st            2nd            3rd             4th
                                             ---            ---           ----             ---

  Net sales                                $11,070        $11,465          $9,565        $9,079
  Gross margin                               4,070          4,441           3,626         1,952
  Net income (loss)                            820            812             326          (580)
  *Earnings (loss) per share
                  Basic                      $0.10          $0.10           $0.04        ($0.07)
                  Diluted                    $0.10          $0.10           $0.04        ($0.07)

     During the fourth quarter of fiscal 2002, the Company received $1.5 million for reimbursement of certain expenses under applicable directors' and officers' liability insurance. In addition, the Company wrote off or reserved $1.0 million of certain work-in-progress and excess component inventory.

     *Quarterly earnings per share data does not equal the annual amount due to changes in the average common equivalent shares outstanding.

                                            (in thousands, except per share data)
                                                        2001 Quarter
                                  ------------------------------------------------------


                                     1st            2nd            3rd            4th
                                     ---            ---           ----            ---

  Net sales                         $8,893        $10,819         $15,193       $14,305
  Gross margin                       3,912          4,691           5,832         2,595
  Net income                           807          1,471           1,633         1,734
  *Earnings per share
                  Basic              $0.10          $0.18           $0.20         $0.21
                  Diluted            $0.10          $0.17           $0.19         $0.20

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




                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                Column A                Column B                  Column C                Column D          Column E
                --------                --------                  --------                --------          --------
                                                                  Additions
             Description                Balance            Charged        Charged
                                           at             to costs       to other                          Balance at
                                        beginning            and         accounts-       Deductions          end of
                                        of period         expenses       describe         -describe          period
                                        ---------         --------       --------         ---------          ------

Year ended April 30, 2002
-------------------------
     Allowance for doubtful
     accounts                               $190              $9                            $75(a)             $124

     Inventory reserves                   $2,537            $443           $(1)(c)          $38(b)           $2,941

Year ended April 30, 2001
-------------------------
     Allowance for doubtful
     accounts $190                                                                         $190

     Inventory reserves                   $1,188          $2,001            $1(c)          $653(b)           $2,537

Year ended April 30, 2000
-------------------------
     Allowance for doubtful
     accounts $190                           $17             $17(a)                        $190

     Inventory reserves                   $1,054            $134                              -              $1,188


(a)      Accounts written off
(b)      Inventory disposed or written off
(c)      Foreign currency translation adjustments



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------

NONE

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------



Item 10(a) Directors of the Company
-----------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 9, 2002.

Item 10(b) Executive Officers of the Company
--------------------------------------------

     The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

     The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin     -   Chairman of the Board of Directors

Martin B. Bloch        -   President, Chief Executive Officer and Director

Markus Hechler         -   Executive Vice President, President of FEI
                           Government Systems, Inc. and Assistant Secretary

Michel Gillard         -   President, Gillam-FEI

Charles S. Stone       -   Vice President, Low Noise Development

Leonard Martire        -   Vice President, Marketing and Sales

Oleandro Mancini       -   Vice President, Business Development

Thomas McClelland      -   Vice President, Commercial Products

Alan Miller            -   Treasurer and Chief Financial Officer

Harry Newman           -   Secretary and Assistant to the Executive Vice
                           President



     None of the officers and directors are related.


     Joseph P. Franklin, age 68, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors and Chief Executive Officer. He also served as Chief Financial Officer from September 15, 1996 through October 5, 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

     Martin B. Bloch, age 66, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

     Markus Hechler, age 56, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the recently formed subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

     Michel Gillard, age 61, became an officer and director of the Company when Gillam S.A. was acquired in September 2000. Gillam S.A., a company engaged in the design, manufacture and marketing of wireline and network synchronization systems, was founded by Mr. Gillard in 1974.

     Charles S. Stone, age 71, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

     Leonard Martire, age 65, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Marketing and Sales.

     Oleandro Mancini, age 53, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite
Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

     Thomas McClelland, age 47, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

     Alan Miller, age 53, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

     Harry Newman, age 55, Secretary and Assistant to the Executive Vice President, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 11. Executive Compensation
-------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 9, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 9, 2002.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 9, 2002.



                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)   Index to Financial Statements, Financial Statement Schedule and Exhibits
      ------------------------------------------------------------------------

      The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

      (1) FINANCIAL STATEMENTS

          Included in Part II of this report:

                                                                                         Page(s)
                                                                                         -------

             Report of Independent Accountants                                              21

             Consolidated Balance Sheets
                April 30, 2002 and 2001                                                    22-23

             Consolidated Statements of Operations
                 -years ended April 30, 2002, 2001 and 2000                                 24

             Consolidated Statements of Changes in Stockholders' Equity
                - years ended April 30, 2002, 2001 and 2000                                 25

             Consolidated Statements of Cash Flows
                - years ended April 30, 2002, 2001 and 2000                                26-27

             Notes to Consolidated Financial Statements                                    28-43

      (2) Financial Statement Schedule

          Included in Part II of this report:

             Schedule II - Valuation and Qualifying Accounts                                44

             Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

      (3) EXHIBITS

             Exhibit 23.1  -    Consent of Independent Accountants.                         53



             The exhibits listed on the accompanying Index to Exhibits beginning on page 48 are filed as part of this annual report.

(b)        REPORTS ON FORM 8-K

       Registrant's Form 8-K, dated March 6, 2002, containing disclosure under
       Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 2002.

       Registrant's Form 8-K, dated April 30, 2002, containing disclosure under
       Item 5 thereof (arbitration settlement), was filed with the Securities and Exchange Commission on May 6, 2002.




                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                                               Exhibit No.
                                                                                               as filed with
                                                                                               Registration
Exhibit No.                  Identification                                                    Statement or
in this                      per Reg.                  Description                             report specified
Form 10-K                    229.601(b)                of Exhibit                              below
---------                    ----------                --------------------------              --------------------

       1                         (3)                   Copy of Certificate of
                                                       Incorporation of the
                                                       Registrant filed with
                                                       the Secretary of State
                                                       of Delaware (1)                                   3.1

       2                         (3)                   Amendment to Certificate
                                                       of Incorporation of the
                                                       Registrant filed with
                                                       the Secretary of State
                                                       of Delaware on March 27,                          3.2
                                                       1981 (2)

       3                         (3)                   Copy of By-Laws of the
                                                       Registrant, as amended
                                                       to date (3)                                       3.3

       4                         (4)                   Specimen of Common Stock
                                                       certificate (1)                                   4.1

       5                         (10)                  Stock Bonus Plan of Registrant
                                                       and Trust Agreement
                                                       thereunder (4)                                   10.2

       6                         (10)                  Employment agreement
                                                       between Registrant and
                                                       Martin B. Bloch (4)                              10.3

       7                         (10)                  Employment agreement
                                                       between Registrant and
                                                       Abraham Lazar (4)                                10.4

       8                         (10)                  Employment agreement
                                                       between Registrant and
                                                       John C. Ho (4)                                   10.5

       9                         (10)                  Employment agreement
                                                       between Registrant and
                                                       Marvin Meirs (4)                                 10.6

       10                        (10)                  Employment agreement
                                                       between Registrant and
                                                       Alfred Vulcan (4)                                10.7

       11                        (10)                  Employment agreement
                                                       between Registrant and
                                                       Harry Newman (4)                                 10.8

       12                        (10)                  Employment agreement
                                                       between Registrant and
                                                       Marcus Hechler (4)                               10.9

       13                        (10)                  Form of stock escrow
                                                       agreement between Vincenti &
                                                       Schickler as escrow agent
                                                       and certain officers of
                                                       Registrant (4)                                  10.10

       14                        (10)                  Form of Agreement concerning
                                                       Executive Compensation (2)                      10.11

       15                        (10)                  Registrant's 1982 Incentive
                                                       Stock Option Plan (5)                              15

       16                        (10)                  Amendment dated April 19,
                                                       1981 to Stock Bonus Plan
                                                       of Registrant and Trust
                                                       Agreement (3)                                    20.1

       17                        (3)                   Amendment to Certificate
                                                       of Incorporation of the
                                                       Registrant filed with
                                                       Secretary of State of
                                                       Delaware on October 26,
                                                       1984 (6)                                           17

       18                        (10)                  Registrant's 1984 Incentive
                                                       Stock Option Plan (6)                              18

       19                        (10)                  Registrant's Cash or Deferral
                                                       Profit Sharing Plan and
                                                       Trust under Internal Revenue
                                                       Code Section 401,
                                                       dated April 1, 1985 (7)                            19

       20                        (10)                  Computation of Earnings                      Included in the
                                                       per Share of Common                          Financial
                                                       Stock                                        Statements

       21                        (10)                  Amendment Restated Effective
                                                       as of May 1, 1984 of the
                                                       Stock Bonus Plan and Trust
                                                       Agreement of Registrant (7)                        21

       22                        (3)                   Amendment to Certificate
                                                       of Incorporation of the
                                                       Registrant filed with the
                                                       Secretary of State of Delaware
                                                       on October 22, 1986 (8)                            22

       23                        (10)                  Amendment Restated Effective
                                                       as of May 1, 1984 of the Stock
                                                       Bonus Plan and Trust Agreement
                                                       of Registrant (8)                                  23

       24                        (3)                   Amended and Restated
                                                       Certificate of
                                                       Incorporation of the
                                                       Registrant filed with
                                                       the Secretary of State
                                                       of Delaware on
                                                       October 26, 1987 (10)                              24

       25                        (22)                  List of Subsidiaries
                                                       of Registrant (10)                                 25

       26                        (10)                  Employment agreement
                                                       between Registrant and
                                                       Charles Stone (9)                                  26

       27                        (10)                  Employment agreement
                                                       between Registrant and
                                                       Jerry Bloch (9)                                    27

       28                        (10)                  Registrant's 1987
                                                       Incentive Stock Option
                                                       Plan (9)                                           28

       29                        (10)                  Registrant's Senior
                                                       Executive Stock Option
                                                       Plan (9)                                           29

       30                        (10)                  Amendment dated Jan. 1, 1988
                                                       to Registrant's Cash or
                                                       Deferred Profit Sharing Plan
                                                       and Trust under Section 401
                                                       of Internal Revenue Code (9)                       30

       31                        (10)                  Executive Incentive
                                                       Compensation Plan between
                                                       Registrant and various
                                                       employees (9)                                      31

       32                        (10)                  Amended Certificate of In-
                                                       corporation of the Company
                                                       filed with the Secretary of
                                                       State of Delaware on
                                                       November 2, 1989 (10)                              32

       33                        (10)                  Registrant's Employee Stock
                                                       Option Plan (10)                                   33

       34                        (10)                  Loan agreement between
                                                       Registrant and Nat West
                                                       Dated May 22, 1990 (10)                            34

       35                        (10)                  Loan Agreement between
                                                       Registrant's Employee
                                                       Stock Ownership Plan and
                                                       Registrant dated
                                                       May 22, 1990 (10)                                  35

       36                        (23)                  Consent of Independent
                                                       Accountants to incorporation
                                                       by reference of 2002 audit report
                                                       in Registrant's Form S-8
                                                       Registration Statement.                            23.1

       37                        (10)                  Registrant's 1997 Independent
                                                       Contractor Stock Option Plan (11)                  4.14

       38                        (10)                  Contribution Agreement between
                                                       Registrant and Reckson Operating
                                                       Partnership L.P. dated
                                                       January 6, 1998  (12)                              10.12

       39                        (10)                  Lease agreement between
                                                       Registrant and Reckson
                                                       Operating Partnership, L.P.
                                                       dated January 6, 1998  (12)                        10.13

       40                        (10)                  Plea Agreement, Civil Settlement
                                                       and Related Documents dated
                                                       June 19, 1998  (12)                                10.14





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

(10)Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.

(11) Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-8, File No. 333-42233, which exhibit is incorporated herein by reference.

(12)Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.

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

    Dated:  July 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Title                      Date
       ---------                         -----                      ----

 /s/  Martin B. Bloch              President & Director             7/29/02
 ----------------------------
      Martin B. Bloch

 /s/  Joel Girsky                  Director                         7/29/02
 ----------------------------
      Joel Girsky

 /s/  John Ho                      Director                         7/29/02
 ----------------------------
      John Ho

 /s/  Marvin Meirs                 Director                         7/29/02
 ----------------------------
      Marvin Meirs