Form 10-Q
period 2002-07-31
FREQUENCY ELECTRONICS INC
filed 2002-09-16
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 31, 2002

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 6, 2002 - 8,343,013

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                    Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          July 31, 2002 and April 30, 2002                           3-4

      Condensed Consolidated Statements of Operations
          Three Months Ended July 31, 2002 and 2001                   5

      Condensed Consolidated Statements of Cash Flows
          Three Months Ended July 31, 2002 and 2001                   6

      Notes to Condensed Consolidated Financial Statements           7-9

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9-12

  Item 3 - Quantitative and Qualitative Disclosures
        about Market Risk                                             12



Part II.  Other Information:

  Item 1 - Legal Proceedings                                          13

  Item 6 - Exhibits and Reports on Form 8-K                           13

  Signatures                                                          14

  Exhibit                                                             15

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                  July 31,             April 30,
                                                    2002                 2002
                                                    ----                 ----
                                                 (UNAUDITED)           (NOTE A)
                                                          (In thousands)

ASSETS:

Current assets:

 Cash and cash equivalents                        $ 4,334            $ 5,383

 Marketable securities                             29,789             30,848

 Accounts receivable, net of
   allowance for doubtful accounts
   of $124                                         10,758             11,725

 Inventories                                       21,580             19,601

 Deferred income taxes                              4,165              3,645

 Prepaid expenses and other                         2,275              2,678
                                                  -------            -------
          Total current assets                     72,901             73,880

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                 11,460             11,361

Deferred income taxes                                 134                280

Goodwill                                            5,631              4,938

Other assets                                        5,603              5,552
                                                  -------            -------
          Total assets                            $95,729            $96,011
                                                  =======            =======
















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)


                                                       July 31,        April 30,
                                                         2002            2002
                                                         ----            ----
                                                      (UNAUDITED)      (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                            $ 2,328        $ 2,359
  Accrued liabilities and other                         3,896          5,290
                                                      -------        -------
        Total current liabilities                       6,224          7,649

Deferred compensation                                   6,588          6,496
Other liabilities                                      11,318         11,300
                                                      -------        -------
              Total liabilities                        24,130         25,445
                                                      -------        -------

Minority interest in subsidiary                           216            224

Stockholders' equity:
  Preferred stock  - $1.00 par value                      -0-            -0-
  Common stock  -  $1.00 par value                      9,164          9,164
  Additional paid-in capital                           43,152         43,077
  Retained earnings                                    20,450         20,939
                                                      -------        -------
                                                       72,766         73,180

  Common stock reacquired and held in treasury
    -at cost, 831,505 shares at July 31, 2002
     and 830,074 shares at April 30, 2002              (2,841)        (2,806)
  Other stockholders' equity                             (116)          (116)
  Accumulated other comprehensive income                1,574             84
                                                      -------        -------
            Total stockholders' equity                 71,383         70,342
                                                      -------        -------
Total liabilities and stockholders' equity            $95,729        $96,011
                                                      =======        =======


















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                     2002             2001
                                                     ----             ----
                                            (In thousands except per share data)


Net sales                                          $ 6,828          $11,070
Cost of sales                                        4,773            7,000
                                                   -------          -------
   Gross margin                                      2,055            4,070

Selling and administrative expenses                  2,053            2,215
Research and development expense                       983            1,113
                                                   -------          -------
   Operating (loss) profit                            (981)             742

Other income (expense):
     Investment income                                 355              517
     Interest expense                                  (72)             (78)
     Other income (expense), net                         7                1
                                                   -------          -------
(Loss) Income before minority interest and
     provision for income taxes                       (691)           1,182

Minority interest in loss of
     consolidated subsidiary                           (10)              (8)
                                                   -------          -------

(Loss) Income before provision
     for income taxes                                 (681)           1,190

(Benefit) Provision for income tax                    (192)             370
                                                   -------          -------

   Net (loss) income                               $  (489)         $   820
                                                   =======          =======


Net (loss) income per common share
        Basic                                      $ (0.06)          $ 0.10
                                                   =======           ======
        Diluted                                    $ (0.06)          $ 0.10
                                                   =======           ======

Average shares outstanding
        Basic                                     8,373,567        8,332,557
                                                  =========        =========
        Diluted                                   8,373,567        8,551,214
                                                  =========        =========















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                            2002          2001
                                                            ----          ----
                                                               (In thousands)

Cash flows from operating activities:
  Net (loss) income                                      $  (489)       $   820
  Non-cash charges to earnings                               827            323
  Insurance reimbursement                                      -          3,000
  Net changes in assets and liabilities                     (635)        (2,516)
                                                         -------        -------
Net cash (used in) provided by operating activities         (297)         1,627

Cash flows from investing activities:
  Sale (Purchase) of marketable securities -net              463          1,448
  Other - net                                               (239)          (741)
                                                         -------        -------
Net cash provided by investing activities                    224            707

Cash flows from financing activities:
  Dividends paid                                            (833)          (829)
  Other - net                                               (306)          (543)
                                                         -------        -------
Net cash used in financing activities                     (1,139)        (1,372)
                                                         -------        -------
Net (decrease) increase in cash and cash equivalents
        before effect of exchange rate changes            (1,212)           962

Effect of exchange rate changes on cash
        and cash equivalents                                 163            (40)
                                                         -------        -------
Net (decrease) increase in cash and cash equivalents      (1,049)           922

         Cash at beginning of period                       5,383          2,121
                                                         -------        -------
         Cash at end of period                           $ 4,334        $ 3,043
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

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2002 and the results of its operations and cash flows for the three months ended July 31, 2002 and 2001. The April 30, 2002 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2002 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                               Three months ended July 31,
                                                2002               2001
                                                ----               ----
       Basic EPS Shares outstanding
         (weighted average)                   8,373,567          8,332,557
       Effect of Dilutive Securities                ***            218,657
                                              ---------          ---------
       Diluted EPS Shares outstanding         8,373,567          8,551,214
                                              =========          =========

          *** Dilutive securities are excluded for the three month period ended July 31, 2002 since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.

     Options to purchase 85,000 shares of common stock were outstanding during the three months ended July 31, 2001, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the period, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 2002 and April 30, 2002 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $1,840,000 and $2,027,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,286,000  and
$2,941,000 at July 31, 2002 and April 30, 2002, respectively, consist of the following:

                                             July 31, 2002     April 30, 2002
                                             -------------     --------------
                                                     (In thousands)

    Raw materials and Component parts           $ 8,701             $ 8,946
    Work in progress and Finished goods          12,879              10,655
                                                -------             -------
                                                $21,580             $19,601
                                                =======             =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the three months ended July 31, 2002 and 2001, total comprehensive income was $1,001,000 and $7,000, respectively.

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

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                  Three months ended July 31,
                                                   2002               2001
                                                   ----               ----
  Net sales:
    Commercial Communications                    $ 3,177            $ 8,191
    U.S. Government                                1,815                983
    Gillam-FEI                                     1,944              2,100
    less intercompany sales                         (108)              (204)
                                                 -------            -------
       Consolidated Sales                        $ 6,828            $11,070
                                                 =======            =======
  Operating (loss) profit:
    Commercial Communications                    $  (933)           $ 1,258
    U.S. Government                                  379                213
    Gillam-FEI                                      (284)              (383)
    Corporate                                       (143)              (346)
                                                 -------            -------
     Consolidated Operating (Loss) Profit        $  (981)           $   742
                                                 =======            =======

                                                   As of              As of
                                               July 31, 2002     April 30, 2002
  Identifiable assets:
    Commercial Communications                    $21,031            $21,101
    U.S. Government                                3,793              3,176
    Gillam-FEI                                    19,326             17,956
    less intercompany balances                    (1,117)            (1,575)
    Corporate                                     52,696             55,353
                                                 -------            -------
       Consolidated Identifiable Assets          $95,729            $96,011
                                                 =======            =======

NOTE G.  Recently Issued Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for

                  Frequency Electronics, Inc. and Subsidiaries


Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No.146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS No.146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements


                                     Item 2

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2002 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.

Revenue Recognition

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

Inventory

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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (continued)

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No.146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS No.146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

The table below sets forth for the respective first quarters of fiscal years 2003 and 2002 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                  Three months ended
                                                       July 31,
                                                  2002          2001
                                                  ----          ----
     Net sales
        Commercial Communications                 46.2%         72.1%
        U.S. Government                           26.6           8.9
        Gillam-FEI                                27.2          19.0
                                                 -----         -----
                                                 100.0         100.0
     Cost of sales                                69.9          63.2
                                                 -----         -----
                  Gross margin                    30.1          36.8
     Selling and administrative expenses          30.1          20.0
     Research and development expenses            14.4          10.1
                                                 -----         -----
                  Operating (loss) profit        (14.4)          6.7

     Other income (expense)- net                   4.2           4.0
                                                 -----         -----
     Pretax (loss) income                        (10.2)         10.7
     (Benefit) Provision for income taxes         (2.9)          3.3
                                                 -----         -----
                   Net (loss) income              (7.3)%         7.4%
                                                 =====         =====

For the three months ended July 31, 2002, operating profit decreased by $1.7 million over the comparable period of fiscal year 2002 and net earnings decreased by $1.3 million. These results reflect the continuing impact of the slowdown in the telecommunications industry over the past several quarters. In addition, first quarter 2003 sales were reduced by approximately $1.1 million as a result of the Company's agreement to accommodate certain wireless infrastructure customers with a limited quantity of rubidium timing units ("seed stock"). Although these seed stock units are in the possession of the customers, they remain in the inventory of the Company. The seed stock units are intended for refurbishment or upgrades of wireless networks and are immediately available to the commercial communications customers. Revenue from the seed stock inventory will be recognized as the units are employed by the customers during the balance of fiscal 2003. Excluding the effects of this arrangement, fiscal 2003 revenues decreased by 28% from the first quarter of fiscal 2002. On a segment by segment basis, commercial communications revenues declined by 47% (excluding the seed stock effect), Gillam-FEI revenues were lower by 7% but US Government revenues increased by 85%.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

First quarter gross margin rates declined from 37% in fiscal 2002 to 30% in fiscal 2003. For the period ended July 31, 2002, margins on commercial communications revenues were 28% as compared to 40% for U.S. Government programs and 23% for Gillam-FEI. During the quarter ended July 31, 2001, gross margins were 41% on commercial communications sales, 37% on U.S. Government programs and 22% on Gillam-FEI sales. If the seed stock transactions had not occurred during the fiscal 2003 quarter, gross margin for the commercial communications segment would have been 30%. The commercial communications margins were also impacted by the reduced level of business and additional reserves for slow moving inventory. Margins on U.S. Government contracts are within the Company's expectations given the current mix of production and long-term contracts. Gillam-FEI margins, which are historically lower than that of the U.S.-based segments, were impacted by two projects on which no margin was realized during the quarter ended July 31, 2002. Excluding those sales, Gillam-FEI margins would have been 28% for the first quarter of fiscal 2003. With the present mix of orders and recent contract bookings, the Company expects its profit margins to improve during the remainder of fiscal 2003.

Selling and administrative costs for the quarter ended July 31, 2002, decreased by $162,000 (7%) over the three months ended July 31, 2001. The principle causes of the decrease are reduced personnel costs, including incentive compensation programs, and lower legal and other professional fees. These reductions were partially offset by increased sales and marketing costs to support the Company's European office which was established during the third quarter of fiscal 2002 and a 7% increase in selling and administrative expenses at Gillam-FEI. However, most of Gillam-FEI's increase is attributable to the 5% average increase in the value of the euro to the dollar during the fiscal 2003 quarter. Although aggregate selling and administrative expenses were lower in the fiscal 2003 quarter compared to the prior year, the Company's 20% of revenues target was exceeded due to the decline in revenues during the period ended July 31, 2002. The Company has taken steps to further reduce its selling and administrative expenses in absolute terms and expects to reduce the ratio of costs to sales during the rest of the fiscal year.

Research and development costs in the fiscal 2003 quarter decreased by $130,000 (12%) over the comparable three-month period ended July 31, 2001. The decrease is primarily attributable to the stage of development on various projects. The Company targets research and development spending at approximately 10% of sales but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products and enhance existing products for the commercial communications market. During this fiscal year, the Company intends to introduce Gillam-FEI's wireline synchronization product to the U.S market as well as to the rest of the world. In addition, the Company continues to improve its manufacturing processes and is developing next-generation products in support of the cellular network infrastructure markets. Internally generated cash and cash reserves are adequate to fund this development effort.

Net nonoperating income and expense decreased by $150,000 (34%) in the three months ended July 31, 2002 from the comparable fiscal 2002 quarter. Investment income declined by $162,000 (31%) as a result of lower interest rates on marketable securities and $120,000 in net realized losses on certain marketable securities. Interest expense decreased by $6,000 (8%) while other income (expense) increased by $6,000 during the fiscal 2003 quarter compared to the same period of fiscal 2002. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $66.7 million at July 31, 2002 which is comparable to working capital at April 30, 2002. Included in working capital at July 31, 2002 is $34.1 million of cash, cash equivalents and marketable securities, including $11.7 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

Net cash used in operating activities for the three months ended July 31, 2002, was $297,000 compared to $1.6 million provided by operations in the comparable fiscal 2002 quarter. In the fiscal 2002 period, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.0 million. The Company anticipates that it will generate positive cash flow from operating activities for the full fiscal year.

Net cash provided by investing activities for the three months ended July 31, 2002, was $224,000. Approximately $463,000 was obtained from the sale or redemption of certain marketable securities. These inflows were offset by the acquisition of capital equipment for approximately $231,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend less than $2 million on capital equipment during fiscal 2003. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the three months ended July 31, 2002, was $1.1 million compared to $1.4 million for the comparable fiscal 2002 quarter. Included in both fiscal quarters is payment of the Company's semiannual dividend in the aggregate amount of $833,000 and $829,000, respectively. In addition, during the fiscal 2003 quarter the Company made scheduled debt payments of $246,000 and acquired additional shares of stock for treasury at a cost of $60,000.

At July 31, 2002, the Company's backlog amounted to approximately $33 million compared to the approximately $31 million backlog at April 30, 2002. Approximately 57% of the backlog represents orders for the commercial communications segment, 20% for the Gillam-FEI segment and 23% for the U.S. Government segment. Of this backlog, approximately 65% is realizable during fiscal 2003.

                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $17.2 million and $12.6 million, respectively, at July 31, 2002. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2002, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2002, the amount related to foreign currency exchange rates is a $1,883,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

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


                                     PART II

ITEM 1 - Legal Proceedings

A judgment dated September 3, 2002, has been entered by the United States District Court for the Eastern District of New York in connection with its dismissal of the Muller Qui Tam Action. With this action, the Court has dismissed all remaining litigation against the Company and its President/CEO originating approximately ten years ago.

The judgment is based on the Court's decision on the merits in favor of Frequency Electronics, Inc. and its CEO, Martin B. Bloch, dated August 23, 2002. The judgment preserves all of FEI's rights to recover costs and its causes of action against the plaintiff and third party defendants.

For a further discussion of the Muller Qui Tam Action, reference is made to Form 10-K for the fiscal year ended April 30, 2002, filed by Registrant under Section 13 of the Securities Exchange Act of 1934, which is on file at the Securities and Exchange Commission.


ITEM 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits:   A. Certification Pursuant to  18 U.S.C. Section 1350 Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Registrant's Form 8-K, dated April 30, 2002,  containing  disclosure under
      Item 5 thereof (arbitration settlement), was filed with the Securities and Exchange Commission on May 6, 2002.

  (c) Registrant's Form 8-K, dated August 22, 2002, containing  disclosure under
     Item 5 thereof (dismissal of qui tam action), was filed with the Securities and Exchange Commission on September 3, 2002.

..

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FREQUENCY ELECTRONICS, INC.
                                                    (Registrant)

Date:  September 16, 2002                BY  /s/ Joseph P. Franklin
                                             ----------------------
                                              Joseph P. Franklin
                                              Chairman of the Board of Directors



Date: September 16, 2002                 BY    /s/ Alan Miller
                                             ----------------------
                                               Alan Miller
                                               Chief Financial Officer
                                               and Controller

                                                                       Exhibit A


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO
--------------------

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Martin B. Bloch                                   September 16, 2002
   --------------------
     Martin B. Bloch
     Chief Executive Officer




Certification of CFO
--------------------

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Alan L. Miller                                    September 16, 2002
   -------------------
     Alan L. Miller
     Chief Financial Officer