Form 10-Q
period 2002-10-31
FREQUENCY ELECTRONICS INC
filed 2002-12-16
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended October 31, 2002

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 2002 - 8,320,216

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                    Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          October 31, 2002 and April 30, 2002                         3-4

      Consolidated Condensed Statements of Operations
          Six Months Ended October 31, 2002 and 2001                   5

      Condensed Consolidated Statements of Operations
          Three Months Ended October 31, 2002 and 2001                 6

      Condensed Consolidated Statements of Cash Flows
          Six Months Ended October 31, 2002 and 2001                   7

      Notes to Condensed Consolidated Financial Statements            8-10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations             10-13

  Item 3- Quantitative and Qualitative Disclosures
          about Market Risk                                           14

  Item 4- Controls and Procedures                                     14


Part II.  Other Information:

  Item 1 - Legal Proceedings                                          15

  Item 6 - Exhibits and Reports on Form 8-K                           15

  Signatures                                                          16

  Exhibits                                                           17-19

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                  October 31,       April 30,
                                                     2002             2002
                                                     ----             ----
                                                  (UNAUDITED)       (NOTE A)
                                                         (In thousands)

ASSETS:

Current assets:
  Cash and cash equivalents                       $ 3,850           $ 5,383

  Marketable securities                            27,573            30,848

  Accounts receivable, net of allowance for
      doubtful accounts of $124                    11,430            11,725

  Inventories                                      21,293            19,601

  Deferred income taxes                             4,400             3,645

  Prepaid expenses and other                        2,052             2,678
                                                  -------           -------
         Total current assets                      70,598            73,880

Property, plant and equipment, at cost,
   less accumulated depreciation and
   amortization                                    11,582            11,361

Deferred income taxes                                 369               280

Goodwill                                            6,315             4,938

Other assets                                        5,706             5,552
                                                  -------           -------
         Total assets                             $94,570           $96,011
                                                  =======           =======
























                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)


                                                   October 31,     April 30,
                                                      2002           2002
                                                      ----           ----
                                                  (UNAUDITED)      (NOTE A)
                                                         (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                          $ 1,402        $ 2,359
  Accrued liabilities and other                       3,163          4,457
  Dividend payable                                      831            833
                                                    -------        -------
     Total current liabilities                        5,396          7,649

Deferred compensation                                 6,747          6,496
REIT liability and other liabilities                 11,614         11,300
                                                    -------        -------

     Total liabilities                               23,757         25,445
                                                    -------        -------

Minority interest in subsidiary                         204            224

Stockholders' equity:
  Preferred stock  - $1.00 par value                    -0-            -0-
  Common stock  -  $1.00 par value                    9,164          9,164
  Additional paid-in capital                         43,660         43,077
  Retained earnings                                  19,870         20,939
                                                    -------        -------
                                                     72,694         73,180

  Common stock reacquired and held in treasury
   -at cost, 856,427 shares at October 31, 2002
    and 830,074 shares at April 30, 2002             (3,156)        (2,806)
  Other stockholders' equity                           (116)          (116)
  Accumulated other comprehensive income              1,187             84
                                                    -------        -------
     Total stockholders' equity                      70,609         70,342
                                                    -------        -------

     Total liabilities and stockholders' equity     $94,570        $96,011
                                                    =======        =======



















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                     2002            2001
                                                     ----            ----
                                            (In thousands except per share data)


Net Sales                                          $15,128         $22,535
Cost of sales                                       10,452          14,024
                                                   -------         -------
        Gross margin                                 4,676           8,511

Selling and administrative expenses                  3,942           4,241
Research and development expenses                    1,672           2,870
                                                   -------         -------
        Operating (loss) profit                       (938)          1,400

Other income (expense):
   Investment income                                   782           1,177
   Interest expense                                   (117)           (154)
   Other income (expense), net                         (84)            (29)
                                                   -------         -------
(Loss) Income before minority interest
   and provision for income taxes                     (357)          2,394

Minority Interest in loss of
   consolidated subsidiary                             (22)             (8)
                                                   -------         -------
(Loss) Income before benefit/provision
   for income taxes                                   (335)          2,402

(Benefit) Provision for income taxes                   (97)            770
                                                   -------         -------
        Net (loss) income                          $  (238)        $ 1,632
                                                   =======         =======


Net (loss) earnings per common share
        Basic                                     $  (0.03)        $  0.20
                                                  ========         =======
        Diluted                                   $  (0.03)        $  0.19
                                                  ========         =======

Average shares outstanding
        Basic                                     8,336,310       8,339,458
                                                  =========       =========
        Diluted                                   8,336,310       8,512,718
                                                  =========       =========
















                See accompanying notes to consolidated condensed
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                  2002             2001
                                                  ----             ----
                                            (In thousands except per share data)


Net Sales                                       $ 8,300          $11,465
Cost of sales                                     5,679            7,024
                                                -------          -------
        Gross Margin                              2,621            4,441

Selling and administrative expenses               1,889            2,026
Research and development expense                    689            1,757
                                                -------          -------
        Operating profit                             43              658

Other income (expense):
  Investment income                                 427              660
  Interest expense                                  (45)             (76)
  Other income (expense), net                       (91)             (30)
                                                -------          -------
Income before minority interest and
provision for income taxes                          334            1,212

Minority Interest in loss of
   consolidated subsidiary                          (12)               -
                                                -------          -------
Income before provision for income taxes            346            1,212

Provision for income taxes                           95              400
                                                -------          -------
        Net income                              $   251          $   812
                                                =======          =======


Net earnings per common share
        Basic                                   $  0.03           $ 0.10
                                                =======           ======
        Diluted                                 $  0.03           $ 0.10
                                                =======           ======

Average shares outstanding
        Basic                                  8,334,053        8,346,359
                                               =========        =========
        Diluted                                8,364,409        8,470,162
                                               =========        =========















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                         2002         2001
                                                         ----         ----
                                                           (In thousands)

Cash flows from operating activities:
  Net (loss) income                                    $  (238)      $ 1,632
  Non-cash charges to earnings                           1,766           978
  Net changes in other assets and liabilities           (2,381)         (134)
                                                       -------       -------
Net cash (used in) provided by operating activities       (853)        2,476

Cash flows from investing activities:
  Sale of marketable securities- net                     1,329         8,482
  Other - net                                             (380)       (1,013)
                                                       -------       -------
Net cash provided by investing activities                  949         7,469

Cash flows from financing activities:
  Payment of cash dividend                                (833)         (829)
  Payment of debt, net                                    (499)         (573)
  Repurchase of stock for treasury                        (501)            -
  Other - net                                                -          (110)
                                                       -------       -------
Net cash used in financing activities                   (1,833)       (1,512)

Net (decrease) increase in cash and cash
  equivalents before effect of exchange
  rate changes                                          (1,737)        8,433

Effect of exchange rate changes
  on cash and cash equivalents                             204            21
                                                       -------       -------

   Net (decrease) increase in cash                      (1,533)        8,454

   Cash at beginning of period                           5,383         2,121
                                                       -------       -------

   Cash at end of period                               $ 3,850       $10,575
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

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2002 and the results of its operations for the six and three months and cash flows for the six months ended October 31, 2002 and 2001. The April 30, 2002 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2002 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                               Periods ended October 31,
                                         Six months             Three months
                                         ----------             ------------
                                    2002          2001       2002        2001
                                    ----          ----       ----        ----
  Basic EPS Shares outstanding
    (weighted average)             8,336,310   8,339,458   8,334,053   8,346,359
  Effect of Dilutive Securities          ***     173,260      30,356     123,803
                                   ---------   ---------   ---------   ---------
  Diluted EPS Shares outstanding   8,336,310   8,512,718   8,364,409   8,470,162
                                   =========   =========   =========   =========

          *** Dilutive securities are excluded for the six month period ended October 31, 2002 since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.

     Options to purchase 993,287 shares of common stock were outstanding during the three months ended October 31, 2002, and options for 423,250 shares were outstanding during the six and three months ended October 31, 2001, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2002 and April 30, 2002 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,428,000 and $2,027,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,201,000  and
$2,941,000 at October 31, 2002 and April 30, 2002, respectively, consist of the following:
                                          October 31, 2002   April 30, 2002
                                                    (In thousands)

 Raw materials and Component parts            $ 8,144           $ 8,946
 Work in progress and Finished goods           13,149            10,655
                                              -------           -------
                                              $21,293           $19,601
                                              =======           =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the six months ended October 31, 2002 and 2001, total comprehensive income was $865,000 and $1,759,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

                                              Six months ended October 31,
                                                   2002         2001
                                                   ----         ----

Net sales:
  Commercial Communications                      $ 7,088      $16,432
  U.S. Government                                  4,285        1,746
  Gillam-FEI                                       4,052        4,856
  less intercompany sales                           (297)        (499)
                                                 -------      -------
Consolidated Sales                               $15,128      $22,535
                                                 =======      =======
Operating profit (loss):
  Commercial  Communications                     $(1,323)      $1,661
  U.S. Government                                    953          484
  Gillam-FEI                                        (270)        (239)
  less  intercompany transactions                    (17)        (107)
  Corporate                                         (281)        (399)
                                                 -------       ------
Consolidated Operating (Loss)Profit              $  (938)      $1,400
                                                 =======       ======

                                           October 31, 2002   April 30, 2002
Identifiable assets:
  Commercial Communications                      $21,059         $21,101
  U.S. Government                                  4,867           3,176
  Gillam-FEI                                      18,858          17,956
  less intercompany balances                        (784)         (1,575)
  Corporate                                       50,570          55,353
                                                 -------         -------
  Consolidated Identifiable Assets               $94,570         $96,011
                                                 =======         =======

NOTE G.  Recently Issued Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146 ("SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

     In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

                                     Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2002 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue, costs on production contracts and the valuation of inventory.

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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

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

In October 2002, the FASB issued Statement No. 147 ("SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions on or after October 1, 2002. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective six- and three-month periods of fiscal years 2003 and 2002:
                                               Six months          Three months
                                                   Periods ended October 31,
                                            2002      2001       2002      2001
                                            ----      ----       ----      ----
 Net Sales
    Commercial Communications               46.1%     71.7%      47.2%     71.2%
    U.S. Government                         28.3       7.7       28.5       6.7
    Gillam-FEI                              25.6      20.6       24.3      22.1
                                           -----     -----      -----     -----
                                           100.0     100.0      100.0     100.0
 Cost of Sales                              69.1      62.2       68.4      61.3
                                           -----     -----      -----     -----
                        Gross Margin        30.9      37.8       31.6      38.7
 Selling and administrative expenses        26.1      18.8       22.8      17.7
 Research and development expenses          11.0      12.8        8.3      15.3
                                           -----     -----      -----     -----
             Operating (loss) profit        (6.2)      6.2        0.5       5.7
 Other income (expense)- net                 3.8       4.4        3.5       4.8
                                           -----     -----      -----     -----
 Pretax (Loss) Income                       (2.4)     10.6        4.0      10.6
 (Benefit)Provision for income taxes        (0.8)      3.4        1.0       3.5
                                           -----     -----      -----     -----
                   Net (loss) income        (1.6)%     7.2%       3.0%      7.1%
                                           =====    ======      =====     =====

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)



As illustrated in the table above, the mix of the Company's revenues has shifted significantly during fiscal 2003 compared to the same periods of fiscal 2002. For the six- and three-month periods ended October 31, 2002, overall Net Sales have declined by $7.4 million (33%) and $3.2 million (28%), respectively, from the same periods of fiscal 2002. Most of the decrease is attributable to the slowdown in the telecommunications industry which has impacted both the Commercial Communications segment and the Gillam-FEI segment. These declines were partially offset by increased revenues in the U.S. Government segment as the United States responded to terrorist threats by procuring new secure communications systems and new sophisticated weaponry.

Revenues for the Commercial Communications segment declined by $9.3 million (57%) and by $4.2 million (51%), respectively, for the six- and three-month periods ended October 31, 2002 as compared to the same periods of the prior fiscal year. These amounts reflect the reduced level of capital spending by the telecommunication industry as well as the lack of new commercial satellite orders. Similarly, for the six- and three-month periods of fiscal 2003, Gillam-FEI revenues decreased by $800,000 (16%) and $600,000 (23%), respectively, reflecting the decline in telecommunication spending in Europe. Conversely, revenues in the Company's U.S. Government segment rose by $2.5 million (145%) and $1.6 million (210%), respectively, during fiscal 2003 compared to the same six- and three-month periods of fiscal 2002. The Company expects that U.S. Government revenue will continue at comparable levels for the foreseeable future although the rate of growth will likely moderate in future quarters. The Company also believes that spending by telecommunication service providers will increase in future periods from the current reduced levels. As new services are provided, the need for improved infrastructure in both wireless and wireline networks becomes more urgent. Likewise, many communication satellites are nearing or have exceeded their life expectancy and must soon be replaced.

For the six months ended October 31, 2002, the Commercial Communications segment incurred an operating loss of $1.3 million compared to an operating profit of $1.7 million in the same period of fiscal 2002. This loss is attributable primarily to the reduced sales volume and related lower gross margins on sales. In addition, self-funded research and development spending is primarily incurred in this segment. Operating profit in the U.S. Government segment for the six months ended October 31, 2002 were $953,000, an increase of $469,000 (97%) over the same period in fiscal 2002. This increase is attributable to the increase in revenues during the fiscal 2003 period offset by a small decline in gross margins and the absorption of a greater share of allocated general and administrative expenses. The Gillam-FEI segment recorded a loss of $270,000 for the six month period ended October 31, 2002 which is $31,000 (13%) more than the loss recorded in the same period of fiscal 2002. This increase is due to the 17% decline in revenues offset by reduced research and development spending during the fiscal 2003 period.

For the six- and three-month periods ended October 31, 2002, gross margin rates were 31% and 32%, respectively, compared to 38% and 39% for the same periods of fiscal 2002. The lower volume of business in the Commercial Communications segment had a significant impact on fiscal 2003 gross margins. The increased volume in U.S. Government business was insufficient to offset the Commercial Communications decline. With the present mix of orders and recent contract bookings, the Company expects to see improvement in gross profit margins during the second half of fiscal 2003.

Selling and administrative costs decreased by $299,000 (7%) and by $137,000 (7%) for the six- and three-month periods ended October 31, 2002, respectively, compared to the same periods of fiscal 2002. These decreases are primarily due to reduced personnel costs for fewer selling and administrative personnel and lower accruals for employee incentive plans due to lower profits. The Company anticipates that fiscal 2003 selling and administrative expenses will continue to be less than that incurred in fiscal 2002 as the Company focuses on reducing its overall cost structure. The Company expects that the ratio of selling and administrative expenses to net sales will also decline from the 26% rate for the first half of the year to an amount closer to the Company's target of 20%.

Research and development costs in the fiscal 2003 periods decreased by $1.2 million (42%) and $1.1 million (61%), respectively, over the comparable six- and three-month periods ended October 31, 2001. The level of development spending in the second quarter of fiscal 2003 is not indicative of a full year rate nor of the actual development efforts being expended by the Company. Rather, the Company has

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)



recently been successful in procuring funding for some of its development activities including non-recurring engineering on production contracts and obtaining government-sourced subsidies in Europe. The Company will continue to devote its own resources to develop new products and enhance existing products for the commercial communications market. During calendar year 2003, the Company intends to introduce Gillam-FEI's wireline synchronization product to the U.S market as well as to the rest of the world. In addition, the Company continues to improve its manufacturing processes and is developing next-generation products in support of the cellular network infrastructure markets. Internally generated cash and cash reserves are adequate to fund this development effort.

Net nonoperating income and expense decreased by $413,000 (42%) and by $263,000 (47%), respectively, in the six- and three-month periods ended October 31, 2002 as compared to the fiscal 2002 periods. Investment income declined by $395,000 (34%) and $233,000 (35%), respectively, as a result of lower interest rates on marketable securities and net realized losses of $160,000 and $40,000, respectively, on certain marketable securities compared to net realized gains of $169,000 and $150,000, respectively, in the same periods of fiscal 2002. Interest expense has decreased by $37,000 (24%) and $31,000 (41%), respectively, reflecting both reduced interest rates and declining debt balances in fiscal 2003 compared to fiscal 2002. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income. For the six- and three-month periods ended October 31, 2002 the Company incurred net expenses of $84,000 and $91,000, respectively, compared to net expenses of $29,000 and $30,000 in the same periods of fiscal 2002. The principal difference between the two fiscal years is due to the recognition of $34,000 of income by Gillam-FEI for the recovery of certain assets during the second quarter of fiscal 2002.

The Company is subject to income taxes in both the United States and Europe. The federal statutory rates vary from 34% to 40%. The Company's effective tax rate is lower than the statutory rates primarily due to the availability of Research and Development Tax Credits in the United States.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $65 million at October 31, 2002 which is comparable to working capital at April 30, 2002. Included in working capital at October 31, 2002 is $31.4 million of cash, cash equivalents and marketable securities, including $10.4 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash used in operating activities for the six months ended October 31, 2002, was $853,000 compared to positive cash flow of $2.5 million in the same period of fiscal 2002. Shortly after the end of the fiscal 2003 quarter, the Company collected a receivable from a customer in the amount of $1.4 million. Had that amount been received within the expected time period, the Company would have been cash flow positive for the first six months of fiscal 2003. In the fiscal 2002 period, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.0 million and the payment of cash bonuses under incentive compensation plans. During the fiscal 2003 period, cash was also absorbed by increases to work-in-process inventory and the paydown of accrued expenses and accounts payable. The Company anticipates that it will generate positive cash flow from operating activities for the full fiscal year.

Net cash provided by investing activities for the six months ended October 31, 2002, was $949,000. Approximately $1.3 million was obtained from the sale or redemption of certain marketable securities, most of which was reinvested in shorter term cash equivalents. These inflows were offset by the acquisition of capital equipment for approximately $380,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend less than $2 million on capital equipment during fiscal 2003. Internally generated cash will be adequate to acquire this capital equipment.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)



Net cash used in financing activities for the six months ended October 31, 2002, was $1.8 million compared to $1.5 million for the comparable fiscal 2002 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $833,000 and $829,000, respectively. In addition, the Company made scheduled payments on debt and other long-term obligations of $499,000 in fiscal 2003 and $573,000 in fiscal 2002. During fiscal 2003, the Company reacquired approximately 80,000 shares of its stock at a cost of $501,000.

At October 31, 2002, the Company's backlog amounted to approximately $35 million, an increase of approximately $4 million from the April 30, 2002 backlog. Approximately 57% of the backlog represents orders for the commercial communications segment, 22% for the Gillam-FEI segment and 21% for the U.S. Government segment. Of this backlog, approximately 70% is realizable in the next 12 months.


                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Interest Rate Risk
------------------
The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $16.5 million and $11.1 million, respectively, at October 31, 2002. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2002, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency
----------------
Risk The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2002, the amount related to foreign currency exchange rates is a $2,282,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

                                    Item 4.
Controls and Procedures
-----------------------
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer, Martin B. Bloch and Chief Financial Officer, Alan L. Miller, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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


ITEM 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits:  99.1  Certifications  Pursuant  to Section  302 of the
                                Sarbanes-Oxley  Act of 2002.
                          99.2. Certifications  Pursuant  to
                                Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Registrant's Form 8-K, dated August 22, 2002, containing disclosure under Item 5 thereof (dismissal of qui tam action), was filed with the Securities and Exchange Commission on September 3, 2002.

          (c) Registrant's Form 8-K, dated October 9, 2002, containing disclosure under Item 5 thereof (declaration of cash dividend), was filed with the Securities and Exchange Commission on October 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FREQUENCY ELECTRONICS, INC.
                                                 (Registrant)

Date:  December 16, 2002                 BY:/s/ Joseph P. Franklin
                                            --------------------------
                                               Joseph P. Franklin
                                            Chairman of the Board of Directors



Date: December 16, 2002                  BY:/s/ Alan Miller
                                            -----------------
                                               Alan Miller
                                            Chief Financial Officer
                                               and Controller

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

I, Martin B. Bloch, certify that

     1. I have reviewed this quarterly report on Form 10-Q of Frequency Electronics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   /s/  Martin B. Bloch                                        December 16, 2002
   --------------------
     Martin B. Bloch
     Chief Executive Officer

                                                                    Exhibit 99.1
                                                                          Page 2
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CFO

I, Alan L. Miller, certify that

     1. I have reviewed this quarterly report on Form 10-Q of Frequency Electronics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   /s/  Alan L. Miller                                         December 16, 2002
   -------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 99.2

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


Certification of CEO
--------------------

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Martin B. Bloch                                        December 16, 2002
   --------------------
     Martin B. Bloch
     Chief Executive Officer




Certification of CFO
--------------------

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Alan L. Miller                                         December 16, 2002
   -------------------
     Alan L. Miller
     Chief Financial Officer