Form 10-Q
period 2003-01-31
FREQUENCY ELECTRONICS INC
filed 2003-03-17
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended January 31, 2003

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

     The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2003 - 8,329,716

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                Page No.

  Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets -
        January 31, 2003 and April 30, 2002                      3-4

    Condensed Consolidated Statements of Operations
        Nine Months Ended January 31, 2003 and 2002               5

    Condensed Consolidated Statements of Operations
        Three Months Ended January 31, 2003 and 2002              6

    Condensed Consolidated Statements of Cash Flows
        Nine Months Ended January 31, 2003 and 2002               7

    Notes to Condensed Consolidated Financial Statements         8-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations         10-14

  Item 3- Quantitative and Qualitative Disclosures
          about Market Risk                                      15

  Item 4- Controls and Procedures                                15


Part II.  Other Information:

  Item 1 - Legal Proceedings                                     16

  Item 6 - Exhibits and Reports on Form 8-K                      16

  Signatures                                                     17

  Exhibits                                                      18-20

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                  January 31,      April 30,
                                                    2003             2002
                                                 (UNAUDITED)       (NOTE A)
                                                        (In thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                        $ 4,742        $ 5,383

  Marketable securities                             27,963         30,848

  Accounts receivable, net of allowance for
     doubtful accounts of $124                      10,477         11,725

  Inventories                                       21,588         19,601

  Deferred income taxes                              4,188          3,645

  Prepaid expenses and other                         2,210          2,678
                                                   -------        -------
         Total current assets                       71,168         73,880

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                      11,102         11,361

Deferred income taxes                                  267            280

Goodwill                                             6,494          4,938

Other assets                                         5,670          5,552
                                                   -------        -------
           Total assets                            $94,701        $96,011
                                                   =======        =======


     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)


                                                     January 31,      April 30,
                                                        2003            2002
                                                     (UNAUDITED)      (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                             $ 1,003         $ 2,359
  Accrued liabilities and other                          3,484           4,457
  Dividend payable                                           -             833
                                                       -------         -------
     Total current liabilities                           4,487           7,649

Deferred compensation                                    6,864           6,496
REIT liability and other liabilities                    11,467          11,300
                                                       -------         -------
     Total liabilities                                  22,818          25,445
                                                       -------         -------
Minority interest in subsidiary                            190             224
                                                       -------         -------
Stockholders' equity:
  Preferred stock  - $1.00 par value                      -0-             -0-
  Common stock  -  $1.00 par value                       9,164           9,164
  Additional paid-in capital                            43,727          43,077
  Retained earnings                                     20,109          20,939
                                                       -------         -------
                                                        73,000          73,180
   Common stock reacquired and held in treasury
     -at cost, 836,224 shares at January 31, 2003
     and 830,074 shares at April 30, 2002               (3,101)         (2,806)
   Other stockholders' equity                             (116)           (116)
   Accumulated other comprehensive income                1,910              84
                                                       -------         -------
     Total stockholders' equity                         71,693          70,342
                                                       -------         -------
     Total liabilities and stockholders' equity        $94,701         $96,011
                                                       =======         =======



     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)
                                                   2003              2002
                                            (In thousands except per share data)

Net sales                                        $24,518           $32,100
Cost of sales                                     16,769            19,963
                                                 -------           -------
        Gross margin                               7,749            12,137

Selling and administrative expenses                6,041             6,404
Research and development expenses                  2,941             4,235
                                                 -------           -------
        Operating (loss) profit                   (1,233)            1,498

Other income (expense):
     Investment income                             1,341             1,659
     Interest expense                               (190)             (221)
     Other income (expense), net                      55               (56)
                                                 -------           -------
(Loss) Income before minority interest
        and provision for income taxes               (27)            2,880
Minority Interest in (loss) income
        of consolidated subsidiary                   (38)                2
                                                 -------           -------
Income before provision for income taxes              11             2,878

Provision for income taxes                            10               920
                                                 -------           -------
        Net income                               $     1           $ 1,958
                                                 =======           =======

Net earnings per common share
        Basic                                    $  0.00           $  0.23
                                                 =======           =======
        Diluted                                  $  0.00           $  0.23
                                                 =======           =======
Average shares outstanding
        Basic                                   8,330,367         8,345,439
                                                =========         =========
        Diluted                                 8,393,651         8,531,732
                                                =========         =========




     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                   2003             2002
                                            (In thousands except per share data)

Net sales                                        $ 9,390          $ 9,565
Cost of sales                                      6,317            5,939
                                                 -------          -------
        Gross Margin                               3,073            3,626

Selling and administrative expenses                2,099            2,163
Research and development expense                   1,269            1,365
                                                 -------          -------
        Operating (loss) profit                     (295)              98

Other income (expense):
     Investment income                               559              482
     Interest expense                                (74)             (67)
     Other income (expense), net                     140              (27)
                                                 -------          -------
Income before minority interest and
     provision for income taxes                      330              486
Minority Interest in (loss) income
        of consolidated subsidiary                   (16)              10
                                                 -------          -------
Income before provision for income taxes             346              476

Provision for income taxes                           107              150
                                                 -------          -------
        Net income                               $   239          $   326
                                                 =======          =======

Net earnings per common share
        Basic                                    $  0.03          $  0.04
                                                 =======          =======
        Diluted                                  $  0.03          $  0.04
                                                 =======          =======

Average shares outstanding
        Basic                                   8,318,481        8,357,402
                                                =========        =========
        Diluted                                 8,390,162        8,539,114
                                                =========        =========


     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                           2003         2002
                                                             (In thousands)

Cash flows from operating activities:
  Net income                                            $     1       $ 1,958
  Non-cash charges to earnings                            1,781         1,081
  Net changes in other assets and liabilities            (1,403)         (199)
                                                        -------       -------
Net cash provided by operating activities                   379         2,840

Cash flows from investing activities:
  Proceeds from sale of marketable securities             8,067        10,641
  Purchase of marketable securities                      (6,484)       (7,855)
  Proceeds from sale of fixed assets                        268             -
  Purchase of fixed assets                                 (482)       (1,132)
                                                        -------       -------
Net cash provided by investing activities                 1,369         1,654

Cash flows from financing activities:
  Payment of cash dividend                               (1,664)       (1,660)
  Payment of debt, net                                     (537)         (509)
  Repurchase of stock for treasury                         (501)            -
  Other - net                                                30           (89)
                                                        -------       -------
Net cash used in financing activities                    (2,672)       (2,258)

Net (decrease) increase in cash and cash equivalents
    before effect of exchange rate changes                 (924)        2,236

Effect of exchange rate changes
   on cash and cash equivalents                             283             6
                                                        -------       -------
   Net (decrease) increase in cash                         (641)        2,242

   Cash at beginning of period                            5,383         2,121
                                                        -------       -------
   Cash at end of period                                $ 4,742       $ 4,363
                                                        =======       =======





     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2003 and the results of its operations for the nine and three months and cash flows for the nine months ended January 31, 2003 and 2002. The April 30, 2002 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2002 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                              Periods ended January 31,
                                        Nine months             Three months
                                     2003        2002         2003        2002
 Basic EPS Shares outstanding
   (weighted average)             8,330,367   8,345,439    8,318,481   8,357,402
 Effect of Dilutive Securities       63,284     186,293       71,681     181,712
                                  ---------   ---------    ---------   ---------
 Diluted EPS Shares outstanding   8,393,651   8,531,732    8,390,162   8,539,114
                                  =========   =========    =========   =========

     Options to purchase 777,387 and 665,437 shares of common stock were outstanding during the nine and three months ended January 31, 2003, respectively, and 243,250 shares of common stock were outstanding during the same periods ended January 31, 2002, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2003 and April 30, 2002 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,115,000 and $2,027,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,214,000  and
$2,941,000 at January 31, 2003 and April 30, 2002, respectively, consist of the following:

                                            January 31, 2003    April 30, 2002
                                                       (In thousands)

  Raw materials and Component parts              $ 8,106            $ 8,946
  Work in progress and Finished goods             13,482             10,655
                                                 -------            -------
                                                 $21,588            $19,601
                                                 =======            =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the nine months ended January 31, 2003 and 2002, total comprehensive income was $1,827,000 and $1,660,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                    Nine months                      Three months
                                                             Periods ended January 31,
                                                2003           2002              2003          2002
Net sales:
  Commercial Communications                  $12,032         $22,652           $4,944          $6,220
  U.S. Government                              6,857           2,894            2,572           1,148
  Gillam-FEI                                   6,135           7,322            2,083           2,466
  less intercompany sales                       (506)           (768)            (209)           (269)
                                             -------         -------           ------          ------
     Consolidated Sales                      $24,518         $32,100           $9,390          $9,565
                                             =======         =======           ======          ======

Operating profit (loss):
  Commercial Communications                  $(2,205)         $1,906           $ (882)          $ 245
  U.S. Government                              1,772             709              819             225
  Gillam-FEI                                    (403)           (359)            (133)           (120)
  less intercompany transactions                 (32)           (213)             (15)           (106)
  Corporate                                     (365)           (545)             (84)           (146)
                                             -------         -------           ------          ------
     Consolidated Operating (Loss) Profit   $ (1,233)         $1,498           $ (295)         $   98
                                             =======         =======           ======          ======

                                          January 31, 2003     April 30, 2002
Identifiable assets:
  Commercial Communications                    $19,250            $21,101
  U.S. Government                                6,433              3,176
  Gillam-FEI                                    18,952             17,956
  less intercompany balances                      (893)            (1,575)
  Corporate                                     50,959             55,353
                                               -------            -------
     Consolidated Identifiable Assets          $94,701            $96,011
                                               =======            =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE G.  Recently Issued Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for interim periods beginning after December 15, 2002. The Company will comply with SFAS 148 when it prepares its financial statements for the year ending April 30, 2003. The adoption of this Statement will have no impact on the balance sheet, statement of operations or statement of cash flows of the Company since the Company will continue to apply the "disclosure only" provisions of SFAS 123.




                                     Item 2

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

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

In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for interim periods beginning after December 15, 2002. The Company will comply with SFAS 148 when it prepares its financial statements for the year ending April 30, 2003. The adoption of this Statement will have no impact on the balance sheet, statement of operations or statement of cash flows of the Company since the Company will continue to apply the "disclosure only" provisions of SFAS 123.



RESULTS OF OPERATIONS

As illustrated in the following table, the mix of the Company's revenues has shifted significantly during fiscal 2003 compared to the same periods of fiscal 2002. For the nine-month period ended January 31, 2003, overall Net Sales have declined by $7.6 million (24%) from the same period of fiscal 2002. Most of the decrease is attributable to the slowdown in the telecommunications industry which has impacted both the Commercial Communications segment and the Gillam-FEI segment. These declines were partially offset by increased revenues in the U.S. Government segment as the United States military is undertaking the development of new secure communications systems and more technologically sophisticated weaponry.

                  Frequency Electronics, Inc. and Subsidiaries
                                  (Continued)

The table below sets forth the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations for the respective nine- and three-month periods of fiscal years 2003 and 2002:

                                          Nine months         Three months
                                              Periods ended January 31,
                                       2003       2002       2003       2002
Net Sales
   Commercial Communications           48.3%      68.9%      51.8%      62.4%
   U.S. Government                     28.0        9.0       27.4       12.0
   Gillam-FEI                          23.7       22.1       20.8       25.6
                                      -----      -----      -----      -----
                                      100.0      100.0      100.0      100.0
Cost of Sales                          68.4       62.2       67.3       62.1
                                      -----      -----      -----      -----
            Gross Margin               31.6       37.8       32.7       37.9
Selling and administrative expenses    24.6       19.9       22.3       22.6
Research and development expenses      12.0       13.2       13.5       14.3
                                      -----      -----      -----      -----
            Operating (Loss) Profit    (5.0)       4.7       (3.1)       1.0

Other income (expense)- net             4.9        4.3        6.7        4.1
                                      -----      -----      -----      -----
Pretax (Loss) Income                   (0.1)       9.0        3.6        5.1
Provision for income taxes              0.1        2.9        1.0        1.7
                                      -----      -----      -----      -----
            Net Income                  0.0%       6.1%       2.6%       3.4%
                                      =====      =====      =====      =====


Revenues for the Commercial Communications segment declined by $10.6 million (47%) and by $1.3 million (21%), respectively, for the nine- and three-month periods ended January 31, 2003 as compared to the same periods of the prior fiscal year. These amounts reflect the reduced level of capital spending by the telecommunication industry as well as the lack of new commercial satellite orders. Similarly, for the nine- and three-month periods of fiscal 2003, Gillam-FEI revenues decreased by $1.2 million (16%) and $383,000 (16%), respectively, reflecting the decline in telecommunication spending in Europe. Conversely, revenues in the Company's U.S. Government segment rose by $4.0 million (137%) and $1.4 million (124%), respectively, during fiscal 2003 compared to the same nine- and three-month periods of fiscal 2002. The Company expects that U.S. Government revenue will continue to grow but the rate of growth will vary since the timing for the release of new contracts is unpredictable. The Company also believes that spending by telecommunication service providers will increase in future periods from the current reduced levels. As service providers add new features, the need for improved infrastructure in both wireless and wireline networks becomes more urgent. Likewise, many communication satellites are nearing or have exceeded their life expectancy and must soon be replaced.

For the nine and three months ended January 31, 2003, the Commercial Communications segment incurred operating losses of $2.2 million and $882,000, respectively, compared to operating profits of $1.9 million and $245,000 in the same periods of fiscal 2002. These losses are attributable primarily to the reduced sales volume and related higher absorption of fixed costs. In addition, this segment continues to invest in research and development projects, the Asian production facility and the European sales office. Operating profits in the U.S. Government segment for the nine and three months ended January 31, 2003 were $1.8 million and $819,000, respectively, increases of $1.1 million (150%) and $594,000 (264%) over the same periods of fiscal 2002. These increases are attributable to the increase in revenues during the fiscal 2003 periods offset by the absorption of a greater share of allocated general and administrative expenses. The Gillam-FEI segment recorded losses of $403,000 and $133,000, respectively, for the nine and three month periods ended January 31, 2003 which are $44,000 (12%) and $13,000 (11%) greater than the losses recorded in the same periods of fiscal 2002. These increased losses are due to the 16% decline in revenues and lower gross margins, particularly on several developmental projects in the fiscal 2003 three-month period. These amounts are offset by reduced research and development spending during the fiscal 2003 periods.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

For the nine- and three-month periods ended January 31, 2003, gross margin rates were 32% and 33%, respectively, compared to 38% in each of the same periods of fiscal 2002. The lower volume of business in the Commercial Communications segment had a significant impact on fiscal 2003 gross margins as did the developmental projects at Gillam-FEI cited above. The increased volume in U.S. Government business was insufficient to offset the declines in the other two segments. With the present mix of orders and recent contract bookings, the Company expects to realize similar to improved gross profit margins during the balance of fiscal 2003.

Selling and administrative costs decreased by $363,000 (6%) and by $64,000 (3%) for the nine- and three-month periods ended January 31, 2003, respectively, compared to the same periods of fiscal 2002. During the fiscal 2003 periods, the Company increased its investments in its Asian production and European sales office subsidiaries. Excluding these costs, selling and administrative expenses would have declined by $542,000 (9%) and by $228,000 (11%) for the nine- and three-month periods ended January 31, 2003, respectively, compared to fiscal 2002. These decreases were achieved through reduced personnel costs due to fewer selling and administrative employees, lower travel costs and no accruals for employee incentive plans due to lower profits. The Company anticipates that fiscal 2003 selling and administrative expenses will continue to be less than that incurred in fiscal 2002 as the Company focuses on reducing its overall cost structure. The Company targets selling and administrative expenses to be 20% of revenues, excluding special costs, but in the current reduced sales environment, that ratio will be higher.

Research and development costs in the fiscal 2003 periods decreased by $1.3 million (31%) and $96,000 (7%), respectively, over the comparable nine- and three-month periods ended January 31, 2002. During fiscal 2003 the Company was successful in procuring funding for some of its development activities including non-recurring engineering on production contracts and obtaining government-sourced subsidies in Europe. This funding lowers research and development costs to the Company without diminishing its ability to design and develop new products. The Company will continue to devote its own resources to develop new products and enhance existing products for the commercial communications market. During calendar year 2003, the Company intends to introduce Gillam-FEI's wireline synchronization product to the U.S market as well as to the rest of the world. In addition, the Company continues to improve its manufacturing processes and is developing next-generation products in support of the cellular network infrastructure markets. Internally generated cash and cash reserves are adequate to fund this development effort.

Net nonoperating income and expense decreased by $176,000 (13%) and increased by $237,000 (61%), respectively, in the nine- and three-month periods ended January 31, 2003 as compared to the fiscal 2002 periods. For the nine-month periods, fiscal 2003 investment income declined by $318,000 (19%) due to lower interest rates on marketable securities and net realized losses on the sale of marketable securities of $57,000 compared to net realized gains of $183,000 in the same period of fiscal 2002. For the three-month periods, investment income increased by $77,000 (16%) as lower interest income was offset by net realized gains on certain marketable securities of $103,000 compared to gains of $14,000 in the same period of fiscal 2002. Interest expense decreased by $31,000 (14%) for the nine months and increased by $7,000 (10%) during the three-months ended January 31, 2003, compared to the same periods of fiscal 2002. These changes reflect reduced interest rates and changes in debt balances during fiscal 2003 compared to debt levels in fiscal 2002. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income. During the quarter ended January 31, 2003, the Company realized a gain of $148,000 on the sale of a portion of a building owned by its French subsidiary. Excluding that gain, for the nine- and three-month periods ended January 31, 2003 the Company incurred net expenses of $93,000 and $8,000, respectively, compared to net expenses of $56,000 and $27,000 in the same periods of fiscal 2002.


The Company is subject to income taxes in both the United States and Europe. The federal statutory rates vary from 34% to 40%. The Company's effective tax rate is lower than the statutory rates primarily due to the availability of Research and Development Tax Credits in the United States. Effective in calendar 2003, Belgium reduced its corporate income tax rate to 34%.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect a strong working capital position of $67 million at January 31, 2003 which is comparable to working capital at April 30, 2002. Included in working capital at January 31, 2003 is $32.7 million of cash, cash equivalents and marketable securities, including $10.5 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

Net cash provided by operating activities for the nine months ended January 31, 2003, was $379,000 compared to positive cash flow of $2.8 million in the same period of fiscal 2002. In the fiscal 2002 period, the Company received $3.0 million for reimbursement of certain legal expenses covered under directors' and officers' liability insurance. This inflow was partially offset by payments against certain accrued expenses, including income taxes payable of $2.6 million and the payment of cash bonuses under incentive compensation plans. During the fiscal 2003 period, cash was also absorbed by increases to work-in-process inventory and the paydown of accrued expenses and accounts payable. The Company anticipates that it will generate positive cash flow from operating activities for the full fiscal year.

Net cash provided by investing activities for the nine months ended January 31, 2003, was $1.4 million. Approximately $1.6 million was obtained from the sale or redemption of certain marketable securities, most of which was reinvested in shorter term cash equivalents. The Company sold a portion of a building owned by its French subsidiary receiving proceeds of $268,000 and recognizing a gain of $148,000. These inflows were offset by the acquisition of capital equipment for approximately $480,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend less than $1 million on capital equipment during fiscal 2003. Internally generated cash will be adequate to acquire this capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2003, was $2.7 million compared to $2.3 million for the comparable fiscal 2002 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $1.7 million. In addition, the Company made scheduled payments on debt and other long-term obligations of $645,000 in fiscal 2003 and $509,000 in fiscal 2002. In 2003, the Company also received $108,000 in short-term borrowings. During fiscal 2003, the Company reacquired approximately 80,000 shares of its stock at a cost of $501,000.


BACKLOG

At January 31, 2003, the Company's backlog amounted to approximately $32 million, an increase of approximately $1 million from the April 30, 2002 backlog. Approximately 60% of the backlog represents orders for the Commercial Communications segment, 22% for the Gillam-FEI segment and 18% for the U.S. Government segment. Of this backlog, approximately 70% is realizable in the next 12 months.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)


                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Interest Rate Risk
------------------
The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $17.1 million and $10.9 million, respectively, at January 31, 2003. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2003, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk
---------------------
The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2003, the amount related to foreign currency exchange rates is a $2,680,000 unrealized gain.

The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

                                     Item 4.
Controls and Procedures
-----------------------
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer, Martin B. Bloch and Chief Financial Officer, Alan L. Miller, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

          (c) No Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended January 31,2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)

Date:  March 17, 2003                     BY: /s/ Joseph P. Franklin
                                              ----------------------
                                              Joseph P. Franklin
                                              Chairman of the Board of Directors



Date: March 17, 2003                      BY: /s/ Alan Miller
                                              ---------------
                                              Alan Miller
                                              Chief Financial Officer
                                              and Controller

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



   /s/  Martin B. Bloch                                     March 17, 2003
   --------------------
     Martin B. Bloch
     Chief Executive Officer

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


   /s/  Alan L. Miller                                        March 17, 2003
   -------------------
     Alan L. Miller
     Chief Financial Officer




                                                                    Exhibit 99.2


                           CERTIFICATIONS PURSUANT TO
                                 SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Martin B. Bloch                                         March 17, 2003
   --------------------
     Martin B. Bloch
     Chief Executive Officer




Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Alan L. Miller                                          March 17, 2003
   -------------------
     Alan L. Miller
     Chief Financial Officer