Form 10-K
period 2003-04-30
FREQUENCY ELECTRONICS INC
filed 2003-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For the Fiscal Year ended April 30, 2003

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

          Securities registered pursuant to Section 12 (b) of the Act:



                                                      Name of each exchange on
          Title of each class                             which registered
----------------------------------------           -----------------------------
Common Stock (par value $1.00 per share)           American Stock Exchange, Inc.


          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes___ No _X_

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2002 - $48,000,000

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2003 - 8,356,350.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 16, 2003.

                           (Cover page 1 of 60 pages)
                            Exhibit Index at Page 50

                                     PART I

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

      The current authorized capital of the Registrant consists of 20,000,000 shares of $1.00 par value common stock, of which 8,339,201 shares were outstanding at April 30, 2003, and 600,000 shares of $1.00 par value preferred stock, none of which have been issued to date.

      The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications. The Company's technologies provide unique solutions that are essential building blocks for the next generation of broadband wireless and fiber optic communications systems, and for the ongoing expansion of existing wireless and wireline networks. The Company's mission is to provide the most advanced control of frequency and time-essential factors for synchronizing communication networks and for certain military and space applications.

      The Company has segmented its operations into three principal industries:
(1) products for commercial communications which are based either on the ground or in space, (2) the business of Gillam-FEI, principally wireline and network synchronization systems and (3) products used by the United States Government for defense or space applications. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign. Gillam-FEI is the Company's Belgian subsidiary, acquired in September 2000, which currently sells its products in non-U.S. markets. During fiscal 2002, the Company formed three wholly-owned subsidiaries and made a strategic investment in a Russian crystal oscillator manufacturer to provide broader manufacturing capabilities and worldwide reach for the Company's proprietary products. FEI Government Systems, Inc. ("FEI-GSI") was formed to focus on supplying the Company's technology and legacy proprietary products to the United States military and other U.S. government agencies. This organizational step was taken in response to the increasing demand for the Company's products by the U.S. Government. Frequency Electronics, Inc. Asia ("FEI-Asia") was established as an Asian-based low cost manufacturer of certain of the Company's commercial communications products. FEI- Europe, GmbH Communications ("FEI-Europe") was established as a European sales and marketing office to promote the Company's new line of crystal oscillators as well as other proprietary products. The operations of FEI-Asia and FEI-Europe are included in the commercial communications segment. The Company's equity investment in Morion, Inc., a Russian manufacturer, permits the Company to secure a low cost source for high precision quartz resonators and crystal oscillators, many of which will be based on the Company's design and development work.

      As described more fully below, shortly after the end of fiscal year 2003, the Company acquired the business and net assets of Zyfer, Inc. from Odetics, Inc., forming a new wholly-owned subsidiary, FEI-Zyfer, Inc. ("FZI"). FZI is a designer and manufacturer of precision time and frequency generation and synchronization products which incorporate global positioning systems ("GPS") technology. This capability complements the Company's existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.

      In the mid-1990's, the Company transformed itself from a defense contract manufacturer into a high-tech provider of precision time and frequency products found in both ground-based communication stations and on-board commercial satellites. The Company also continues to support the United States government with products for defense and space applications with emphasis on Commercial Off-The-Shelf products. Products delivered by Gillam-FEI provide essential network monitoring and wireline synchronization products for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.


FISCAL 2003 AND 2002 SIGNIFICANT EVENTS
---------------------------------------

      Goodwill Impairment

      In the fourth quarter of 2003, the Company performed an impairment test of the Gillam-FEI reporting unit. The fair value of this reporting unit was determined based upon valuations utilized in recent industry acquisition transactions and current market values of publicly-traded competitors and customers in the same industry as Gillam-FEI. Based on this test, the Company further analyzed its investment in Gillam-FEI and concluded that the goodwill associated with this acquisition was impaired. Consequently, the Company recorded a non-cash charge of $6.2 million against operating income for fiscal 2003 to reflect the write down of the full value of goodwill related to the Gillam-FEI acquisition.

      Inventory Adjustments

      The Company reduced the value of its inventory by approximately $3.6 million during the 4th quarter of fiscal 2003 due to events occurring at the end of the fiscal year. In April, the Company was notified by a customer it had cancelled an export-related contract which required the Company to write-off the related work-in-process inventory. Second, after experiencing modest improvement in telecommunications-related revenues earlier in the year, fourth quarter Commercial Communications segment revenue declined nearly 40% from the third quarter. As a consequence, noting the competitive environment, the Company reduced certain inventory to estimated realizable value based on lowered sales volume expectations. Finally, during the fourth quarter, the Company completed certain process and product improvement projects which resulted in re-valuation or disposal of certain products built under previous designs.

      Insurance Reimbursement

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


SUBSEQUENT EVENT
----------------

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The Company paid $2.3 million at closing, plus acquisition costs estimated at approximately $400,000. According to the terms of the purchase agreement, the Company will pay up to a maximum of $1 million in each of fiscal years 2004 and 2005 if the new subsidiary, FEI-Zyfer, Inc., achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal 2004 and as a percentage of revenues in excess of $8 million in fiscal 2005. The acquired business recorded revenue of $6.5 million for the year ended March 31, 2003 and $4.5 million in the prior fiscal year. FEI-Zyfer, with its own management team, will be a fourth reportable segment in the Company's future financial statements.

REPORTABLE SEGMENTS
-------------------

      The Company designs, develops, manufactures and markets precision time and frequency control products for three principal markets: (1) commercial communications applications, either space- or ground-based, (2) wireline synchronization and network monitoring systems produced by Gillam-FEI, and (3) its heritage U.S. Government and military markets.

      Wireline and network synchronization products manufactured by the Company's wholly-owned subsidiary, Gillam-FEI, are currently sold to non-U.S. customers. The products for the other two reportable segments are similar in function and are currently manufactured in the Company's production facility located in New York. The operations of its FEI-Asia facility are included in the Commercial Communications segment. The Company identifies the U.S Government business as a reportable segment based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment.

      During fiscal 2003, 2002 and 2001 approximately 47%, 63% and 74%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. Sales for Gillam-FEI, which was acquired in September 2000, were approximately 25%, 26% and 19% of fiscal 2003, 2002 and 2001 revenues, respectively. For the years ended April 30, 2003, 2002 and 2001, approximately 28%, 11% and 7%, respectively, of the Company's sales were for U.S. Government end-use. Sales summaries for the Commercial Communications, Gillam-FEI and U.S. Government markets during each of the last five years are set forth in Item 6 (Selected Financial Data). Segment information regarding revenues, operating profits, depreciation and assets is more fully disclosed in Note 14 to the accompanying financial statements.


Commercial Communications segment:

      The Company provides high-tech precision time and frequency products that are found in both ground-based communication stations and on-board commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to the commercial markets. In previous years, the Company experienced accelerated growth in commercial communications revenues. However, under current overall market conditions in the telecommunications industry, the revenue growth trend has been interrupted. The Company anticipates that this industry will provide an opportunity for substantial future sales growth based on increased capital spending by telecommunication companies and new or replacement orders for commercial communication satellites.

      Terrestrial- Wireless

      The development of new or improved technologies will bring expanded and more reliable telecommunications services to the public. As digital cellular systems and PCS networks grow they will require more base stations to meet the demand for better connectivity and quality of cell phone service. Cellular infrastructure original equipment manufacturing companies, consisting of some of the world's largest telecommunications companies, are building out existing networks even as they develop new technologies, such as EDGE (Enhanced Data rates for Global Evolution), 3G (3rd Generation) and other systems, to provide not only improved voice connectivity but also Internet, video and data transmission.

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

      Terrestrial-Optical Networks

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

Gillam-FEI segment:

      The acquisition of Gillam-FEI in September 2000 extended the Company's competencies into wire-line synchronization, network monitoring, specialized test equipment, and power supply products. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecom operators. Gillam-FEI is among the world leaders in the field of wireline synchronization, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI's major customers.

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

      The Company's new subsidiary, FEI-Zyfer, manufactures products incorporating GPS technology by utilizing GPS signals to derive time and frequency information. These systems and subsystems are used in Enhanced wireless 911 (E911), secure government and commercial communications and other applications.


BACKLOG
-------

      As of April 30, 2003, the Company's consolidated backlog amounted to approximately $31 million (see Item 7). Approximately 60% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2004. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.


CUSTOMERS AND SUPPLIERS
-----------------------

      The Company markets its products both directly and through 27 independent sales representative organizations located principally in the United States and Europe. Sales to non-U.S. customers, including all of the sales of Gillam-FEI, totaled approximately 38%, 42% and 29% of net sales in fiscal years 2003, 2002 and 2001, respectively.

      The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2003, 2002 and 2001, approximately 28%, 11% and 7%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

      The Company's consolidated sales for each of the years ended April 30, 2003, 2002 and 2001 included sales to Motorola Corp. ("Motorola") of approximately $10.0 million, $15.5 million and $17.7 million, respectively. These amounts represent 32%, 38% and 36%, respectively, of consolidated sales for each of those years. Northrop Grumman Corporation ("Northrop") accounted for $3.5 million of revenues in fiscal 2003 or 11% of consolidated sales. For the year ended April 30, 2001, sales to Space Systems Loral ("SSL") were $5.2 million or 11% of the Company's consolidated sales. During the three years ended April 30, 2003, sales to Motorola and SSL were made by the Company's Commercial Communications segment, accounting for 66% in fiscal 2003, 65% in fiscal 2002 and 63% in fiscal 2001 of that segment's total sales. During fiscal 2003 and 2002, France Telecom and Belgacom were major customers of the Gillam-FEI segment. France Telecom accounted for 13% and 18%, respectively, and Belgacom accounted for 10% and 12%, respectively, of the segment's revenues in those fiscal years. In fiscal 2001, Itissalat al Maghrib and France Telecom accounted for 29% and 11%, respectively, of Gillam-FEI's revenues. Fiscal 2003 revenues in the U.S. Government segment included sales to three customers, Northrop, Raytheon Missile Systems, Inc. ("Raytheon") and BAE Systems Aerospace, Inc. ("BAE"), accounting for 40%, 22% and 14%, respectively of total segment sales. In fiscal 2002, Boeing Satellite Systems, Inc. ("Boeing"), Raytheon and BAE accounted for 32%, 26% and 19%, respectively, of total segment revenues. In fiscal 2001, two customers, Raytheon and Boeing, accounted for 68% of U.S.

Government revenues. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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


RESEARCH AND DEVELOPMENT
------------------------

      The Company's technological expertise continues to be an important factor to support future growth in revenues and earnings. The Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products; conducting research to develop new time and frequency technologies; improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

      The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite and terrestrial commercial communications systems, including wireless, wireline and fiber optic systems. During fiscal years 2003, 2002 and 2001, the Company expended $4.6 million, $6.6 million and $4.8 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2004, the Company is targeting to spend from $3.5 million to $5.0 million on research and development in similar areas but will spend more or less as market conditions and opportunities warrant.


PATENTS AND LICENSES
--------------------

      The Company believes that for the most part, its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, the rights to inventions of employees working for the Company are assigned to the Company and the Company presently holds such patents and licenses. In certain limited circumstances, the U.S. Government may use or permit the use by the Company's competitors, certain patents or licenses the government has funded. During fiscal 2003, the Company received a broad and significant patent for new, proprietary quartz oscillator technology which the Company will exploit in both legacy and new applications.


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

      In recent years, the Company has successfully outsourced certain component manufacturing processes to third parties and more recently to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems, and interface these systems with end-user applications provides a strong competitive advantage.

      Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.

      With respect to its instruments and systems, the Company competes with Hewlett-Packard Company, Symmetricom, Inc, E. G. and G., Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. which recently merged with another competitor. The Company's principal competition for space products is the in-house capability of its major customers.


EMPLOYEES
---------

      The Company employs approximately 340 persons worldwide. None of the U.S. employees are represented by labor unions while in Europe, approximately 20 employees in one facility are represented by a French labor union.


OTHER ASPECTS
-------------

      The Company's business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of extended holiday periods in August. No unusual working capital requirements exist.


Item 2.  Properties
-------------------

      The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

            Location                Size (sq. ft.)        Own or Lease
            --------                --------------        ------------
         Long Island, NY                93,000                Lease
         Liege, Belgium                 34,000                Own
         Chalon Sur Saone, France       37,000                Own
         Tianjin, China                  6,000                Lease


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

      The properties located in Belgium and France were acquired upon completion of the Gillam S.A. acquisition. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI. During the year ended April 30, 2003, the Company sold a portion of the building owned by its subsidiary in France, receiving proceeds of $275,000 and realizing a gain of $152,000 which amount is included in other income and expense.

      The Tianjin, China facility is the location of the Company's newly established subsidiary, FEI-Asia. Space has been leased within a manufacturing facility located in the Trade-Free Zone. The lease is renewable annually with rent of $9,850 payable quarterly. The amount of space is adequate for the near-term manufacturing expectations for the Company.

Item 3.  Legal Proceedings
--------------------------

      A judgment in favor of the Company, dated September 3, 2002, was entered by the United States District Court for the Eastern District of New York in connection with its dismissal of a qui tam action which was brought in March 1994 by Ralph Muller, a former FEI employee. A qui tam action is an action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The judgment is based on the Court's decision on the merits in favor of Frequency Electronics, Inc. and its CEO, Martin B. Bloch, dated August 23, 2002. The judgment preserves all of FEI's rights to recover costs and its causes of action against the plaintiff and third party defendants. (For a more complete description of the litigation brought against the Company and the related settlement actions, see Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, a copy of which is on file with the Securities and Exchange Commission.)

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II
                                     -------

Item 5. Market for the Company's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

      The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

            FISCAL QUARTER            HIGH SALE          LOW SALE
            --------------            ---------          --------
            2003 -
                 FIRST QUARTER         $13.04             $ 5.62
                 SECOND QUARTER          8.00               5.00
                 THIRD QUARTER          11.50               7.34
                 FOURTH QUARTER         10.25               8.16

            2002 -
                 FIRST QUARTER         $19.20             $12.90
                 SECOND QUARTER         17.90               9.00
                 THIRD QUARTER          15.40              11.10
                 FOURTH QUARTER         14.00              11.10


      As of July 22, 2003, the approximate number of holders of record of common stock was 600. The closing share price of the Company's stock on July 22, 2003 was $9.85.


DIVIDEND POLICY
---------------

      On March 24, 1997, the Company announced a policy of distributing a cash dividend to shareholders of record on April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.


EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                                                                      Number of Securities
                                                                                    Remaining available for
                                    Number of Securities to    Weighted-Average      Future Issuance under
                                    be Issued upon exercise   Exercise Price of    Equity Compensation Plans
                                    of Outstanding Options   Outstanding Options    (Excluding Securities
       Plan Category                   Warrants and Rights   Warrants and Rights   Reflected in Column (a))
--------------------------------------------------------------------------------------------------------------

                                              (a)                     (b)                    (c)
Equity Compensation Plans
   Approved by Security Holders             343,750                 $ 7.76                 297,750

Equity Compensation Plans Not
   Approved by Security Holders             824,162                 $12.52                 298,000

Item 6.  Selected Financial Data

      The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2003. The information has been derived from the audited financial statements of the Company for the respective periods.


      CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                              Years Ended April 30,
                                    2003       2002         2001         2000          1999
                                    ----       ----         ----         ----          ----
                                             (in thousands, except share data)
Net Sales
   Commercial Communications      $15,051     $26,663      $36,290      $22,554       $14,547
   U.S. Government                  8,906       4,513        3,727        3,981         4,411
   Gillam-FEI                       8,137      11,223        9,276            -             -
     less intersegment sales         (567)     (1,220)         (83)           -             -
                                 --------     -------      -------      -------       -------
Total Net Sales                   $31,527     $41,179      $49,210      $26,535       $18,958
                                 =========    =======      =======      =======       =======
Operating Profit (Loss)          ($12,490)(1) $    89(2)   $ 5,939(4)   $ 1,008       $  (701)(6)
                                 =========    =======      =======      =======       =======
Net (Loss) Income                ($ 8,860)    $ 1,378(3)   $ 5,644(5)   $ 3,144       $ 1,173
                                 =========    =======      =======      =======       =======

Average Common Shares Outstanding

            Basic               8,331,785   8,350,735    8,198,569    7,673,497     7,502,260
            Diluted             8,331,785   8,529,175    8,431,823    8,043,727     7,820,742

Earnings per Common Share

            Basic                 ($ 1.06)     $ 0.17       $ 0.69       $ 0.41        $ 0.16
                                 =========    =======      =======      =======       =======
            Diluted               ($ 1.06)     $ 0.16        $0.67       $ 0.39        $ 0.15
                                 =========    =======      =======      =======       =======


      CONSOLIDATED BALANCE SHEET DATA

Total Assets                      $85,729     $96,011     $102,039      $80,847       $78,355
                                 =========    =======      =======      =======       =======
Long-Term Obligations
    and Deferred Items            $17,903     $17,796      $18,074      $16,849       $16,959
                                 =========    =======      =======      =======       =======
Cash dividend declared
   per common share               $  0.20     $  0.20      $  0.20      $  0.20       $  0.20
                                 =========    =======      =======      =======       =======

      (1) Includes writedown of Goodwill of $6.2 million and adjustments to inventory of $3.6 million.
      (2) Includes insurance reimbursement of $1.5 million for expenses related to certain litigation with the U.S. Government less inventory reserves and writeoffs aggregating $1.0 million.
      (3) In addition to items in (2) above, includes $300,000 investment loss for an other than temporary decline of value in a marketable security.
      (4) Includes insurance reimbursement of $2.8 million (net of professional fees) for expenses related to certain litigation with the U.S. Government, inventory reserves of $2.0 million related to certain product lines and $300,000 of acquisition-related nonrecurring costs.
      (5) In addition to items in (4) above, includes $287,000 investment loss for an other than temporary decline of value in a marketable security.
      (6) Includes insurance reimbursement of $4.5 million for legal fees related to certain litigation with the U.S. Government.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Critical Accounting Policies and Estimates

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

      Revenue Recognition
      -------------------

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

      Costs and Expenses
      ------------------

      Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

      Inventory
      ---------

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

      Equity-based Compensation
      -------------------------

      The Company applies the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 123, the Company provides pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

      The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                          (in thousands, except per share data)

                                                2003        2002        2001
                                                ----        ----        ----
      Net (Loss) Income, as reported          ($8,860)     $1,378      $5,644
                                              ========     ======      ======
      Net (Loss) Income - pro forma           ($9,574)       $474      $5,233
                                              ========     ======      ======

      (Loss) Earnings per share, as reported:
        Basic                                 ($ 1.06)      $0.17      $ 0.69
                                              ========     ======      ======
        Diluted                               ($ 1.06)      $0.16      $ 0.67
                                              ========     ======      ======

      (Loss) Earnings per share- pro forma
        Basic                                 ($ 1.15)      $0.06      $ 0.64
                                              ========     ======      ======
        Diluted                               ($ 1.15)      $0.06      $ 0.62
                                              ========     ======      ======

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively, dividend yield of 1.83%, 1.83% and 3.0%; expected volatility of 63%, 65%, and 70%; risk free interest rate (ranging from 5.5% to 8.0%); and expected lives ranging from seven to ten years.


RESULTS OF OPERATIONS
---------------------

      The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                              2003         2002         2001
Net Sales                                     ----         ----         ----
   Commercial Communications                  46.9%        63.4%        73.6%
   U.S. Government                            28.3         11.0          7.6
   Gillam-FEI                                 24.8         25.6         18.8
                                             -----        -----        -----
                                             100.0        100.0        100.0
Cost of Sales                                 81.5         65.8         65.4
                                             -----        -----        -----
     Gross Margin                             18.5         34.2         34.6
Selling and Administrative expenses           24.0         21.7         17.9
Goodwill writedown                            19.5          -            -
Insurance Reimbursement, net                   -           (3.6)        (5.2)
Research and Development expenses             14.6         15.9          9.8
                                             -----        -----        -----
     Operating (Loss) Profit                 (39.6)         0.2         12.1

Other Income (Expense)                         5.8          3.9          4.7
(Benefit) Provision for Income Taxes          (5.6)         0.8          5.3
                                             -----        -----        -----
     Net (Loss) Income                       (28.2%)        3.3%        11.5%
                                             =====        =====        =====

      Significant Events
      ------------------

      As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal 2003, 2002 and 2001 results of operations were materially impacted by several specific events. In fiscal 2003, the Company determined that the goodwill associated with its investment in Gillam-FEI had become impaired and wrote off the full amount of goodwill in the amount of $6.2 million. In fiscal 2002 and 2001, the Company recovered $1.5 million and $2.8 million (net of $200,000 in expenses in 2001), respectively, from two insurance companies related to expenses incurred in defense and settlement of the Company's litigation with the U.S. Government. (See Item 3. Legal Proceedings and Note 9 to the financial statements.) In October 2000, the Company also settled a derivative suit stemming from its U.S. Government litigation and paid approximately $224,000 in attorneys' fees and expenses.

      Without these significant events, the Company's operating (loss) profit, pre-tax earnings and net earnings would be materially different from that reported in the financial statements. The table below illustrates the impact of the special income and expense items on the results of operations for each of the three years ended April 30:

                                                             2003        2002       2001
                                                             ----        ----       ----
    Operating (loss) profit - as reported                 ($12,490)   $     89   $ 5,939
       Add back:
         Goodwill impairment charge/amortization             6,158           -       193
       Less:
         Insurance reimbursement, net                            -      (1,500)   (2,576)
                                                          ---------   ---------  --------
       Operating (loss) profit, excluding special items    $(6,332)   $ (1,411)  $ 3,556
                                                          =========   =========  ========

      Operating (Loss) Profit
      -----------------------

      The operating (loss) profit for the year ended April 30, 2003, decreased by $12.5 million from the operating profit reported in the prior fiscal year. In addition to the special items listed above, the Company wrote-off or reserved against certain work-in-process and component inventory in the amount of $3.6 million in fiscal 2003 and $1.0 million in fiscal 2002. Excluding the special items identified above and the inventory adjustments in both fiscal years, the operating loss in fiscal 2003 increased by $2.3 million compared to the operating loss for fiscal 2002. Revenues declined by 23% while gross margins, exclusive of inventory adjustments, decreased to 30% of revenue from 37% a year ago. These results reflect the continuing low level of telecommunication-related business. Although the Company has reduced costs in all categories, it has maintained its core operational capabilities while continuing to invest in new products, efficient manufacturing processes and development of non-US manufacturing capacity.

      During fiscal 2002, the operating profit decreased by $5.8 million from the operating profit recorded for the year ended April 30, 2001. In each year, the Company wrote-off or reserved against certain work-in-process and component inventory in the amount of $1.0 million in fiscal 2002 and $2.0 million in fiscal 2001. Excluding the inventory adjustments and special items as described in the table above, the operating loss was $6.3 million lower than the operating profit recorded in fiscal 2001. Revenues declined by 16% and gross margins, exclusive of inventory adjustments, were lower, reflective of the more challenging market faced by the Company beginning in fiscal 2002. Despite the near-term slowdown in the telecommunications industry, the Company believed it was critical to its future success to continue making strategic investments. Funds were provided to the manufacturing facility in China to qualify it for expected new business opportunities in Asia, the costs of which are included in selling and administrative expenses. In addition, the Company developed new products, including Gillam-FEI's wireline synchronization product for the US market, and improved product designs and manufacturing processes, many of which were not completed until fiscal 2003.

      Net Sales
      ---------

      Net sales for fiscal 2003 decreased by $9.7 million (23%) from fiscal 2002 sales. The principal cause for the decline is attributable to the world-wide slowdown in capital spending in the telecommunications industry which the Company serves. Revenues for the Commercial Communications segment decreased by $11.6 million (44%) and Gillam-FEI revenues decreased by $3.1 million (28%). Offsetting these declines, revenues for the US Government segment almost doubled from the fiscal 2002 levels, to $8.9 million, as the Company responded to the US Government's need for more sophisticated secure communications and weaponry.

      Fiscal 2002 revenues decreased by $8.0 million (16%) over fiscal 2001 sales. The decline in telecommunication spending began during fiscal 2002. Revenues for the Commercial Communications segment declined by $9.6 million (27%), while revenues increased by 21% for both the U.S. Government

($786,000) and Gillam-FEI ($1.9 million) over fiscal 2001. (Gillam-FEI's fiscal 2001 revenues are from the date of acquisition by the Company.)

      Given the uncertainties in telecommunications markets, the Company is unable to make any assessment for near-term future sales in the Commercial Communications or Gillam-FEI segments of its business. The Company anticipates revenues for its U.S. Government segment will continue to increase as more funding is provided by the government for such projects as secure radios, new communication satellites, unmanned aerial vehicles and weapons guidance systems. Over the long-term, the Company continues to believe that the telecommunications markets, including cellular network infrastructure and wireline synchronization world-wide, will be important growth areas of its business.

      Gross Margins
      -------------

      The gross margin rate for fiscal year 2003 decreased to 19% of net sales compared to 34% in fiscal 2002 and 35% in fiscal 2001. Excluding the inventory adjustments described above, gross margin rates as a percentage of sales in each fiscal year would have been 30%, 37% and 39%, respectively. Decreasing sales account for much of the decline as a lower level of sales absorbed a greater percentage of fixed overhead costs. In addition, in fiscal 2003 gross margin rates were reduced by approximately 3% as the Company experienced a high level of warranty expenses.

      In addition to lower sales in fiscal 2002, a greater percentage of consolidated sales (27%) were made from the Gillam-FEI segment than in fiscal 2001 (19%). Costs in this segment are generally higher than in the U.S. segments. In both fiscal 2003 and 2002, Gillam-FEI gross margin rates were 30% compared to 15% in fiscal 2001.

      The Company's target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements and utilization of lower cost manufacturers in Russia and China.

      Selling and Administrative expenses
      -----------------------------------

      Selling and administrative costs in fiscal 2003 decreased by $1.4 million (15%) from fiscal 2002 as the Company responded to the lower level of business volume. During the year, Gillam-FEI lowered its administrative support costs by 18% in euros but the savings were reduced to $175,000 (7%) when translated to US dollars due to the 13% increase in the value of the Euro to the US dollar during fiscal 2003. Costs associated with the establishment of the Company's FEI-Asia facility were halved (approximately $250,000 lower) as less time was required by US-based personnel to support that operation and more costs were borne in the China facility where operating expenses are much lower than in the US. Offsetting those cost reductions was an increase in the costs to support the new European sales office. In the US subsidiaries, cost savings in fiscal 2003 of $1.1 million were related to personnel reductions, lower charges to deferred compensation expense, reduced sales commissions and reduction in legal and other professional fees.

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

      Research and Development expenses
      ---------------------------------

      Research and development expenses in fiscal 2003 were $2.0 million lower (30%) than fiscal 2002 spending and were approximately 15% of revenues. During fiscal 2003, the Company completed development of certain manufacturing process improvements and new product designs. Related personnel and other resources were refocused on production activities as development projects were concluded. Other research and development activities are on-going and involve further product and process improvements, development of a common platform for time and frequency generators which will enable the interchange of a crystal or rubidium oscillator, and to maintain the Company's competitive position in the markets it serves.

      Research and development expenditures for the year ended April 30, 2002, increased by $1.7 million or 36% over the amounts incurred in fiscal 2001 and were approximately 16% of sales. Of this amount, approximately $1.0 million was incurred to develop wireline synchronization products for the U.S. market. Other development efforts were focused on manufacturing process improvements, completion of a high precision quartz oscillator as well as next-generation products for cellular network infrastructure markets.

      The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2004, the Company will complete its initial development of the enhanced Gillam-FEI wireline synchronization product and will make further investment in new designs and manufacturing process improvements. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

      Other Income, net
      -----------------

      Other income, net, increased by $216,000 (13%) in fiscal 2003 compared to fiscal 2002 and decreased by $718,000 (31%) in fiscal 2002 compared to fiscal 2001.

      Investment income during the year ended April 30, 2003 decreased by $34,000 compared to fiscal 2002 and fiscal 2002 was lower by $791,000 (30%) compared to fiscal 2001. In all three years, the Company recorded realized gains and losses on marketable securities. In fiscal 2003, realized losses on marketable securities of $130,000 were partially offset by realized gains of $90,000. Similarly, during fiscal 2002 the Company recorded a $300,000 writedown to market value of a certain marketable security whose decline in value was deemed to be other than temporary which loss was offset by realized gains on sales of marketable securities of $172,000. This is compared to fiscal 2001 when the Company had realized gains of $469,000 on the sale of marketable securities less a $287,000 writedown to market value of a marketable security whose decline in value was deemed to be other than temporary. Excluding these net gains and losses, investment income in fiscal 2003 was $122,000 (6%) lower than fiscal 2002 and fiscal 2002 was lower by $480,000 (19%) than fiscal 2001. This decline is attributable to a combination of lower interest rates and a decreased level of invested assets as a result of the Gillam acquisition in the first half of fiscal 2001. In addition to interest income, the Company also realizes quarterly dividend income on its REIT units. The Company anticipates that investment income in 2004 will decrease as a result of cash used to acquire and support FEI-Zyfer (see Note 17 to the financial statements), and a lower interest rate environment.

      Interest expense for the year ended April 30, 2003 decreased by $19,000 (6%) compared to fiscal 2002 which decreased by $31,000 (9%) from fiscal 2001. As the Company retires its short and long-term financing obligations, interest expense will continue to decline. The Company incurs interest expense on Gillam-FEI's credit obligations, the financing arrangement for the leaseback of the U.S. manufacturing facility and for certain deferred compensation payments. The Company anticipates that interest expense in fiscal 2004 will be approximately the same as the expense for fiscal 2003.

      During the year ended April 30, 2003, other income, net, increased by $231,000 over the prior fiscal year. The largest component of this increase was the realized gain of approximately $150,000 on the sale of a portion of real property owned by the Company's French subsidiary. In fiscal 2002, other income, net, increased by $42,000 over fiscal 2001. Gillam-FEI contributed $127,000 and $76,000 of this growth in fiscal years 2002 and 2001, respectively. The Company anticipates that in future years other income, net, will not be a significant contributor to pretax earnings.

      Income Taxes
      ------------

      The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate for the Company for the year ended April 30, 2003 was 17% (benefit) compared to 19% in fiscal 2002 and 31% in fiscal 2001. In fiscal 2003, the tax benefit rate is impacted by the non-deductibility of the goodwill writedown. In the two prior years, the effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States. (See Note 13 to the Consolidated Financial Statements.)

      The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.0 million to offset future taxable income. These loss carryforwards have no expiration date.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's balance sheet continues to reflect a highly liquid position with working capital of $62.0 million at April 30, 2003. Included in working capital at April 30, 2003 is $33.8 million consisting of cash, cash equivalents and short-term investments, including approximately $9.7 million representing the fair market value of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (See Note 6 to the financial statements.) The Company's current ratio at April 30, 2003 is 11.5 to 1.

      Net cash provided by operating activities for the year ended April 30, 2003, was $2.4 million compared to $4.9 million provided in fiscal 2002. The Company recorded an $8.9 million net loss for fiscal 2003, which included substantial non-cash charges, such as the writedown of goodwill for $6.2 million and certain adjustments to inventory. Additionally, cash was provided by collections on accounts receivable and reductions of inventory offset by payments against accounts payable and other liabilities. Fiscal 2002 cash from operations was partially derived from $4.5 million received during the year for reimbursement of expenses under directors' and officers' liability insurance coverage. (See Item 3. Legal Proceedings and Note 9 to the financial statements.) This inflow was offset by payment of income taxes of $3.3 million, of which approximately 45% was attributable to the insurance reimbursements.

      Net cash provided by investing activities for the year ended April 30, 2003, was $506,000. Approximately $1.2 million was generated by the sale and maturity of certain marketable securities, net of purchases. Approximately $834,000 was used to acquire additional property, plant and equipment while approximately $275,000 was received from the sale of a portion of real property owned by the Company's French subsidiary. An additional $120,000 was recorded as capitalized investment costs related to the Company's May 2003 acquisition of FEI-Zyfer. (See Note 16 to the accompanying financial statements.) Investing activities in fiscal 2002 resulted in cash inflow of $607,000 consisting of net transactions in marketable securities of $2.5 million offset by capital expenditures of $1.5 million and an investment in a Russian crystal manufacturer of $300,000. In fiscal 2001, net cash used in investing activities was $5.0 million. The major transaction during fiscal 2001 was the acquisition of Gillam-FEI for which the Company utilized cash of $8.9 million, including transaction costs. This purchase was partially funded by the redemption of certain marketable securities of approximately $6.2 million and was also offset by the acquired cash of Gillam-FEI of $758,000. The Company acquired and sold other marketable securities that resulted in a net outflow of cash in the amount of $1.1 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend less than $2 million on capital equipment during fiscal 2004. Internally generated cash will be adequate to acquire this capital equipment.

      Net cash used by financing activities for the year ended April 30, 2003, was $2.7 million. Of this amount, $1.7 million was used to pay the Company's semi-annual cash dividends to shareholders and $741,000 was used to make regularly scheduled long-term liability payments. During the year, the Company also acquired 80,000 shares of its common stock for treasury at a cost of $501,000. These outflows were partially offset by proceeds of $111,000 from new borrowings and payments of $67,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain officers and employees in prior years. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

      The Company will continue to expend resources to develop and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal 2004, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the commercial communications marketplace and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

   As of April 30, 2003

                                    Total       Less
                                     (in        than     1 to 3     3 to 5   More than
    Contractual Obligations       thousands)   1 Year     Years      Years    5 Years
--------------------------------- ----------  --------- --------- ---------- ---------
Long-Term Debt Obligations.......   $  78       $ 20      $ 58       $  0      $  0
Operating Lease Obligations......   2,267        400     1,200        667
Other Long -Term Liabilites
  Reflected in the Registrant's
  Balance Sheet under GAAP         17,845**
                                  -------      -----    ------      -----
  Total                           $20,190      $ 420    $1,258      $ 667
                                  =======      =====    ======      =====

      ** Consists of Deferred Compensation liability (See Note 12 in the accompanying financial statements) and liabilities, deferred income and deferred taxes related to the REIT units received on sale of the Company's building to Reckson Associates in 1998. (See Item 2. Properties and Note 6. Property, Plant and Equipment in the accompanying financial statements.) These liabilities have no defined maturity.

      As of April 30, 2003, the Company's consolidated backlog amounted to approximately $31 million (see Item 1). Approximately 60% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2004.

                                     *******

      The Company's liquidity is adequate to meet its foreseeable operating and investment needs, including the acquisition and support of its new FEI-Zyfer subsidiary. In addition, with its available cash and marketable securities, the Company is able to continue paying semi-annual dividends, subject to the review and approval of its Board of Directors.


      Recent Accounting Pronouncements
      --------------------------------

      In July 2002, the FASB issued Statement No. 146 ("FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. At April 30, 2003, the Company does not have any outstanding guarantees required to be disclosed or recorded as obligations upon adoption of FIN 45.

      In December 2002, the FASB issued Statement No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years beginning after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The Company does not expect the effect of adopting FAS 149 to be material to its results of operations or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the Company's results of operations or financial position.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Interest Rate Risk

      The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units, see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $17.8 million and $10.0 million, respectively, at April 30, 2003. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2003, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

      With its investment in Gillam-FEI, the Company is subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2003, the amount related to foreign currency exchange rates is a $2,565,000 unrealized gain.

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


INFLATION
---------

      During fiscal 2003, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

                              --------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 49 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and its subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 11 to the consolidated financial statements, on May 1, 2001, the Company adopted the provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



PRICEWATERHOUSECOOPERS LLP
Melville, New York
July 11, 2003

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets

                             April 30, 2003 and 2002

                                   -----------

         ASSETS:                                        2003            2002
                                                        ----            ----
                                                           (In thousands)

Current assets:
   Cash and cash equivalents                       $   5,952        $   5,383
   Marketable securities                              27,829           30,848
   Accounts receivable, net of allowance for
     doubtful accounts of $124                         9,565           11,725
   Inventories                                        17,734           19,601
   Deferred income taxes                               4,435            3,645
   Income taxes receivable                             1,223            1,328
   Prepaid expenses and other                          1,198            1,350
                                                   ---------        ---------
        Total current assets                          67,936           73,880

Property, plant and equipment, at cost,
    less accumulated depreciation and
    amortization                                      11,105           11,361
Deferred income taxes                                    436              280
Goodwill                                                   -            4,938
Cash surrender value of life insurance                 4,869            4,373
Other assets                                           1,383            1,179
                                                   ---------        ---------
        Total assets                                $ 85,729         $ 96,011
                                                   =========        =========

                                    Continued

               FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets

                             April 30, 2003 and 2002

                                   (Continued)

                                   -----------



         LIABILITIES AND STOCKHOLDERS' EQUITY:          2003            2002
                                                        ----            ----
                                                            (In thousands)

Current liabilities:
   Current portion of debt                         $     179        $     384
   Accounts payable - trade                            1,294            2,359
   Accrued liabilities                                 3,615            4,073
   Dividend payable                                      834              833
                                                    --------         --------
         Total current liabilities                     5,922            7,649
Deferred compensation                                  6,752            6,496
REIT liability and other liabilities                  11,151           11,300
                                                    --------         --------
         Total liabilities                            23,825           25,445
                                                    --------         --------
Minority interest in subsidiary                          195              224
                                                    --------         --------
Commitments and contingencies (Notes 6 and 9)
Stockholders' equity:
   Preferred stock - authorized 600,000 shares
       of $1.00 par value; no shares issued                -                -
   Common stock - authorized 20,000,000 shares
       of $1.00 par value; issued - 9,163,940 shares   9,164            9,164
   Additional paid-in capital                         43,806           43,077
   Retained earnings                                  10,415           20,939
                                                    --------         --------
                                                      63,385           73,180

   Common stock reacquired and held in treasury -
       at cost (824,739 shares in 2003 and
       830,074 shares in 2002)                        (3,062)          (2,806)
   Other stockholders' equity                           (116)            (116)
   Accumulated other comprehensive income              1,502               84
                                                    --------         --------
         Total stockholders' equity                   61,709           70,342
                                                    --------         --------
   Total liabilities and stockholders' equity       $ 85,729         $ 96,011
                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended April 30, 2003, 2002 and 2001

                                   -----------

                                                2003       2002        2001
                                                ----       ----        ----
                                             (In thousands, except share data)

Net sales                                      $31,527    $41,179    $49,210
Cost of sales                                   25,681     27,090     32,180
                                             ---------- ----------  ---------
          Gross margin                           5,846     14,089     17,030

Selling and administrative expenses              7,573      8,932      8,820
Research and development expenses                4,605      6,568      4,847
Insurance reimbursement, net                        -      (1,500)    (2,576)
Goodwill writedown                               6,158          -          -
                                             ---------- ----------  ---------
         Operating (loss) profit               (12,490)        89      5,939

Other income (expense):
     Investment income                           1,830      1,864      2,655
     Interest expense                             (283)      (302)      (333)
     Other, net                                    277         46          4
                                             ---------- ----------  ---------
(Loss) income before minority interest and
    (benefit) provision for income taxes       (10,666)     1,697      8,265
Minority interest in (loss) income of
   consolidated subsidiary                         (33)        (1)        29
                                             ---------- ----------  ---------
(Loss) income before (benefit) provision
   for income taxes                            (10,633)     1,698      8,236
(Benefit) provision for income taxes            (1,773)       320      2,592
          Net (loss) income                  ($  8,860) $   1,378   $  5,644
                                             ========== ==========  =========
Net (loss) income per common share:
     Basic                                     ($ 1.06)     $ 0.17     $ 0.69
                                               ========     ======     ======
     Diluted                                   ($ 1.06)     $ 0.16     $ 0.67
                                               ========     ======     ======
Average shares outstanding:
     Basic                                    8,331,785  8,350,735   8,198,569
                                              =========  =========   =========
     Diluted                                  8,331,785  8,529,175   8,431,823
                                              =========  =========   =========

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 2003, 2002 and 2001
                        (In thousands, except share data)

                                                                                                           Treasury stock
                                                   Common Stock        Additional                             (at cost)
                                                   ------------         paid in        Retained            --------------
                                               Shares        Amount     capital        earnings        Shares         Amount
                                               ------        ------     -------        --------        ------         ------
Balance at May 1, 2000                       9,009,259       $9,009     $37,929        $17,239       1,016,552       ($3,644)
Exercise of stock options                                                   510                       (129,288)          206
Tax benefit from stock option exercise                                      809
Amortization of independent
     contractor stock options                                               310
Contribution of stock to 401(k) plan                                         (8)                       (14,595)          311
Issuance of stock for Gillam acquisition       154,681          155       3,310
Amortization of unearned compensation
Cash dividend                                                                           (1,657)
Increase in market value of
     marketable securities
Foreign currency translation adjustment
Net income                                                                               5,644
Comprehensive income- 2001                   ---------        -----     -------        -------         -------        -------
Balance at April 30, 2001                    9,163,940        9,164      42,860         21,226         872,669        (3,127)
Exercise of stock options                                                    52                        (14,375)           43
Amortization of independent
     contractor stock options                                                45
Contribution of stock to 401(k) plan                                        120                        (28,220)          278
Amortization of unearned compensation
Cash dividend                                                                           (1,665)
Increase in market value of
     marketable securities
Foreign currency translation adjustment
Net income                                                                               1,378
Comprehensive income- 2002                   ---------        -----     -------        -------         -------        -------
Balance at April 30, 2002                    9,163,940        9,164      43,077         20,939         830,074        (2,806)
Exercise of stock options                                                    29                        (11,000)           38
Issuance of stock for Gillam acquisition                                    447                        (35,000)           88
Contribution of stock to 401(k) plan                                        253                        (39,335)          119
Repurchase of stock for treasury                                                                        80,000          (501)
Cash dividend                                                                           (1,664)
Decrease in market value of
     marketable securities
Foreign currency translation adjustment
Net loss                                                                                (8,860)
Comprehensive loss- 2003                     ---------       ------     -------        -------         -------       --------
Balance at April 30, 2003                    9,163,940       $9,164     $43,806        $10,415         824,739       ($3,062)
                                             =========       ======     =======        =======         =======       ========


                                                 Other         Accumulated other
                                             Stockholders'       comprehensive
                                                equity           income (loss)          Total
                                             -------------     ------------------      -------
Balance at May 1, 2000                           ($135)            ($1,408)            $58,990
Exercise of stock options                                                                  716
Tax benefit from stock option exercise                                                     809
Amortization of independent
     contractor stock options                                                              310
Contribution of stock to 401(k) plan                                                       303
Issuance of stock for Gillam acquisition                                                 3,465
Amortization of unearned compensation               13                                      13
Cash dividend                                                                           (1,657)
Increase in market value of
     marketable securities                                           1,367               1,367
Foreign currency translation adjustment                                245                 245
Net income                                                                               5,644
                                                                                        ------
Comprehensive income- 2001                                                               7,256
                                                ------              ------              ------
Balance at April 30, 2001                         (122)                204              70,205
Exercise of stock options                                                                   95
Amortization of independent
     contractor stock options                                                               45
Contribution of stock to 401(k) plan                                                       398
Amortization of unearned compensation                6                                       6
Cash dividend                                                                           (1,665)
Increase in market value of
     marketable securities                                              17                  17
Foreign currency translation adjustment                               (137)               (137)
Net income                                                                               1,378
                                                                                        ------
Comprehensive income- 2002                                                               1,258
                                                ------              ------              ------
Balance at April 30, 2002                         (116)                 84              70,342
Exercise of stock options                                                                   67
Issuance of stock for Gillam acquisition                                                   535
Contribution of stock to 401(k) plan                                                       372
Repurchase of stock for treasury                                                          (501)
Cash dividend                                                                           (1,664)
Decrease in market value of
     marketable securities                                          (1,039)             (1,039)
Foreign currency translation adjustment                              2,457               2,457
Net loss                                                                                (8,860)
                                                                                       -------
Comprehensive loss- 2003                                                                (7,442)
                                                ------              ------             -------
Balance at April 30, 2003                        ($116)             $1,502             $61,709
                                                ======              ======             =======

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended April 30, 2003, 2002 and 2001

                                   -----------

                                                    2003       2002       2001
                                                    ----       ----       ----
                                                          (In thousands)

Cash flows from operating activities:
   Net (loss) income                              ($8,860)   $ 1,378     $5,644
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Goodwill writedown                              6,158          -          -
    Deferred tax expense (benefit)                   (247)       358     (1,408)
    Depreciation and amortization                   1,600      1,460      1,446
    Provision for losses on accounts
      receivable and inventories                    3,634      1,009      2,001
    Loss (gain) on marketable securities and
      other assets- net                               (67)       128       (181)
    Tax benefit from stock option exercise              -          -        809
    Minority interest in (loss) earnings of
     subsidiary                                       (34)        (1)        29
   Changes in assets and liabilities, exclusive
       of assets and liabilities acquired:
    Accounts receivable                             4,515      3,360     (1,195)
    Inventories                                    (1,115)       (11)    (4,612)
    Prepaid and other                                 370        308       (262)
    Other assets                                     (548)      (341)      (373)
    Accounts payable trade                         (2,209)       (21)        44
    Insurance reimbursement receivable                  -      3,000     (3,000)
    Accrued liabilities                              (823)    (2,524)     1,150
    Liability for employee benefit plans              973      1,429      1,271
    Income taxes receivable                           105     (3,698)     2,781
    Other liabilities                              (1,004)      (939)      (193)
                                                   -------    -------    -------
      Net cash provided by operating activities     2,448      4,895      3,951
                                                   -------    -------    -------

Cash flows from investing activities:
    Payment for acquisition, net of cash
      acquired of $758 in 2001                          -          -     (8,138)
    Purchase of minority interest in
     manufacturing partner                              -       (313)         -
    Purchase of marketable securities              (7,378)   (21,154)    (4,318)
    Proceeds from sale or redemption of
      marketable securities                         8,598     23,615      9,384
    Capital expenditures                             (834)    (1,541)    (1,929)
    Other- net                                        120           -         -
                                                   -------    -------    -------
      Net cash provided by (used in)
       investing activities                           506        607     (5,001)
                                                   -------    -------    -------

                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended April 30, 2003, 2002 and 2001

                                   (Continued)

                                   -----------

                                                      2003       2002       2001
                                                      ----       ----       ----
                                                            (In thousands)
Cash flows from financing activities:
   Principal payments of long-term debt and
      other long-term obligations                    (741)      (750)      (929)
   Proceeds from short-term debt                      111         88          -
   Payment of cash dividend                        (1,664)    (1,661)    (1,627)
   Repurchase of stock for treasury                  (501)         -          -
   Exercise of stock options                           67         95        716
                                                   -------   --------   --------
      Net cash used in financing activities        (2,728)    (2,228)    (1,840)
                                                   -------   --------   --------
Net increase (decrease) in cash and cash
   equivalents before effect of exchange
   rate changes                                       226      3,274     (2,890)
Effect of exchange rate changes on cash and
   cash equivalents                                   343        (12)        17
                                                   -------   --------   --------
Net increase (decrease) in cash and cash              569      3,262     (2,873)
   equivalents
Cash and cash equivalents at beginning of year      5,383      2,121      4,994
                                                   -------   --------   --------
Cash and cash equivalents at end of year           $5,952    $ 5,383    $ 2,121
                                                   =======   ========   ========
Supplemental disclosures of cash flow
   information:
     Cash paid during the year for:
        Interest                                    $ 264   $    283       $297
                                                   =======   ========   ========
        Income taxes                                $   0    $ 3,352       $971
                                                   =======   ========   ========
     Other activities which affect assets or
     liabilities but did not result in cash
     flow during the fiscal years:
      Declaration of cash dividend                 $  834     $  833       $829
                                                   =======   ========   ========

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

Property, Plant and Equipment:

      Property, plant and equipment are recorded at cost and include interest on funds borrowed to finance construction. Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to income when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to income.

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

Goodwill:

      The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. Through April 30, 2001, goodwill was amortized on a straight-line basis over the estimated useful life of 15 years. As a result of the adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets," goodwill is no longer amortized but is tested for impairment on at least an annual basis. When it is determined that the carrying value of investments may not be recoverable, the Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company's industry.

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

Marketable Securities:

      Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 2003 and 2002 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

Cash Equivalents:

      The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may be in excess of the FDIC insurance limit. No losses have been experienced on such investments.

Research and Development expenses:

      The Company engages in research and development activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. Research and development costs include direct labor, manufacturing overhead, direct materials and contracted services. Such costs are expensed as incurred.

Equity-based Compensation:

      The Company applies the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 123, the Company provides pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

      The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                    (in thousands, except per share data)

                                           2003        2002        2001
                                           ----        ----        ----
Net (Loss) Income, as reported           ($8,860)     $1,378      $5,644
                                         ========     ======      ======
Net (Loss) Income - pro forma            ($9,574)       $474      $5,233
                                         ========     ======      ======
(Loss) Earnings per share, as reported:
  Basic                                  ($ 1.06)      $0.17      $ 0.69
                                         ========     ======      ======
  Diluted                                ($ 1.06)      $0.16      $ 0.67
                                         ========     ======      ======
(Loss) Earnings per share- pro forma
  Basic                                  ($ 1.15)      $0.06      $ 0.64
                                         ========     ======      ======
  Diluted                                ($ 1.15)      $0.06      $ 0.62
                                         ========     ======      ======

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively, dividend yield of 1.83%, 1.83% and 3.0%; expected volatility of 63%, 65%, and 70%; risk free interest rate (ranging from 5.5% to 8.0%); and expected lives ranging from seven to ten years.

Fair Values of Financial Instruments:

      Cash and cash equivalents and loans payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts.

New Accounting Pronouncements:

      In July 2002, the FASB issued Statement No. 146 ("FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. At April 30, 2003, the Company does not have any outstanding guarantees required to be disclosed or recorded as obligations upon adoption of FIN 45.

      In December 2002, the FASB issued Statement No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years beginning after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, Consolidation of All Majority-Owned Subsidiaries. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The Company does not expect the effect of adopting FAS 149 to be material to its results of operations or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the Company's results of operations or financial position.

2.    Earnings Per Share
      ------------------

      Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                     Years ended April 30,
                                             -----------------------------------
                                                2003        2002        2001
                                                ----        ----        ----
   Basic EPS Shares outstanding
     (weighted average)                      8,331,785   8,350,735   8,198,569
   Effect of Dilutive Securities                   ***     178,440     233,254
                                             ---------   ---------   ---------
   Diluted EPS Shares outstanding            8,331,785   8,529,175   8,431,823
                                             =========   =========   =========

      *** Dilutive securities are excluded for the year ended April 30, 2003 since the inclusion of such shares would be antidilutive due to the net loss for the year then ended

    Options to purchase 483,250 and 419,750 shares of common stock were outstanding during the years ended April 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

3.    Accounts Receivable
      -------------------

      Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,023,000 at April 30, 2003 and $2,027,000 at April 30, 2002. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

4.    Marketable Securities
      ---------------------

      Marketable securities at April 30, 2003 and 2002 are summarized as follows (in thousands):

                                                      April 30, 2003
                                          --------------------------------------
                                                                  Unrealized
                                                        Market     Holding
                                             Cost        Value    Gain (Loss)
                                          --------    --------    -----------
           REIT units                     $ 12,000     $ 9,675      ($2,325)
           Fixed income securities          17,298      17,841          543
           Equity securities                   306         313            7
                                          --------    --------    -----------
                                          $ 29,604    $ 27,829     ($ 1,775)
                                          ========    ========    ===========

                                                      April 30, 2002
                                          --------------------------------------
                                                                  Unrealized
                                                        Market     Holding
                                             Cost        Value    Gain (Loss)
                                          --------    --------    -----------
           REIT units                     $ 12,000    $ 12,000     $     -
           Fixed income securities          16,714      16,691         (23)
           Equity securities                 2,174       2,157         (17)
                                          --------    --------    -----------
                                          $ 30,888    $ 30,848      ($  40)
                                          ========    ========    ===========

      Maturities of fixed income securities classified as available-for-sale at April 30, 2003 are as follows (in thousands):

                    Current                                  $ 1,524
                    Due after one year through five years      7,017
                    Due after five years through ten years     8,757
                                                             -------
                                                             $17,298

      During fiscal years 2002 and 2001, the decline in market value of certain fixed income securities was deemed to be other than temporary. Accordingly, the Company charged $300,000 in fiscal 2002 and $287,000 in fiscal 2001 against investment income to record the impairment in value of these securities.

5.    Inventories
      -----------

      Inventories, which are reported net of reserves of $3,598,000 and $2,941,000 at April 30, 2003 and 2002, respectively, consisted of the following (in thousands):

                                                         2003           2002
                                                         ----           ----
              Raw Materials and Component Parts       $  7,349       $  8,946
              Work in Progress and Finished Goods       10,385         10,655
                                                      --------       --------
                                                      $ 17,734       $ 19,601
                                                      ========       ========

6.    Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment consists of the following (in thousands):

                                                         2003           2002
                                                         ----           ----
           Buildings and building improvements        $ 12,250       $ 11,615
           Machinery, equipment and furniture           27,647         25,933
                                                      --------       --------
                                                        39,897         37,548
           Less, accumulated depreciation and
            amortization                                28,792         26,187
                                                      --------       --------
                                                      $ 11,105       $ 11,361
                                                      ========       ========

      Depreciation and amortization expense for the years ended April 30, 2003, 2002 and 2001 was $1,600,000, $1,460,000 and $1,253,000, respectively.

      Maintenance and repairs charged to operations for the years ended April 30, 2003, 2002 and 2001 was approximately $242,000, $440,000 and $485,000, respectively.

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

      The Company leased back approximately 43% of the latter building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability of $10,820,000 and $11,088,000 at April 30, 2003 and 2002, respectively. The related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the years ended April 30, 2003, 2002 and 2001, the Company charged $132,000, $149,000 and $165,000, respectively, to interest expense under the financing agreement.

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

      Future minimum lease payments required by the leases are as follows (in thousands):

              Years ending
               April 30,
              ------------
                  2004                          400
                  2005                          400
                  2006                          400
                  2007                          400
                  2008                          400
                  2009                          267
                                             ------
                                             $2,267
                                             ------

7.    Debt Obligations
      ----------------

      The Company's European subsidiaries have available approximately $7.6 million in bank credit lines to meet short-term cash flow requirements. As of April 30, 2003 and 2002, $144,000 and $213,000, respectively, was outstanding under such lines of credit. One of the credit lines is collateralized by the accounts receivable of the Company's French subsidiary. All other credit lines are unsecured. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2003, the rate was 3.574% based on the 1 month EURIBOR.

      The Company also has one long-term debt obligation of approximately $78,000 which is secured primarily by the Company's European buildings. The loan matures in 2004 through 2007, and is payable in monthly installments of $1,973, including interest at 5.34%. Other long-term debt obligations of the Company were paid during fiscal 2003.

      Debt scheduled to mature in each of the subsequent years ending April 30, are as follows: (in thousands)

                        2004              $  179
                        2005                  21
                        2006                  22
                        2007                  15
                                          ------
                                          $  237
                                          ======

8.    Accrued Liabilities
      -------------------

      Accrued liabilities at April 30, 2003 and 2002 consist of the following (in thousands):



                                                         2003         2002
                                                         ----         ----
           Due customers                               $   766      $   751
           Other compensation including payroll taxes    1,456        1,490
           Vacation accrual                                456          491
           Other                                           937        1,341
                                                       -------      -------
                                                       $ 3,615      $ 4,073
                                                       =======      =======

9.    Commitments and Contingencies
      -----------------------------

      Qui Tam Action:

      A judgment in favor of the Company, dated September 3, 2002, was entered by the United States District Court for the Eastern District of New York in connection with its dismissal of a qui tam action. The qui tam action was served upon FEI and Martin Bloch, its President, in March 1994 by Ralph Muller, a former FEI employee. A qui tam action is an action wherein an individual may, under certain circumstances, bring a legal action against one or more third persons on behalf of the Government for damages and other relief by reason of one or more alleged wrongs perpetrated against the Government by such third persons. The judgment is based on the Court's decision on the merits in favor of Frequency Electronics, Inc. and its President, dated August 23, 2002. The judgment preserves all of FEI's rights to recover costs and its causes of action against the plaintiff and third party defendants.

      Directors' and Officers' Insurance Coverage:

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

      Legal Fees:

      Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $64,000, $150,000 and $614,000 for fiscal years 2003, 2002 and 2001, respectively.

10.   Notes Receivable - Common Stock
      -------------------------------

      In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (6.0% at April 30, 2003) which is payable and adjusted annually. The principal was due in its entirety at the earlier of termination of employment or October 1999. Certain officers, who owed an aggregate of $115,500 at April 30, 2003 and 2002, requested and received an extension of the due date of the notes to October 2004. No payments were received during fiscal 2003 or 2002.

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

                                                  (in thousands)
          Cash paid for Gillam shares                $ 8,400
          Fair value of restricted shares issued       3,465
          Direct transaction costs                       496
                                                     -------
          Total purchase price                       $12,361
                                                     -------

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

      Goodwill Impairment

      In the fourth quarter of 2003, the Company performed an impairment test of the Gillam-FEI reporting unit. The fair value of this reporting unit was determined based upon valuations utilized in recent industry acquisition transactions and current market values of publicly-traded competitors and customers in the same industry as Gillam-FEI. Based on this test, the Company further analyzed its investment in Gillam-FEI and concluded that the goodwill associated with this acquisition was impaired. Consequently, the Company recorded a non-cash charge of $6.2 million against operating income for fiscal 2003 to reflect the write down of the full value of goodwill related to the Gillam-FEI acquisition.

12.   Employee Benefit Plans
      ----------------------

Profit Sharing Plan:

      The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2003, 2002 and 2001, the Company contributed 39,335, 28,220 and 14,592 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $370,000 in fiscal 2003, $400,000 in fiscal 2002 and $300,000 in fiscal 2001.

Income Incentive Pool:

      The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. For fiscal 2003 and 2002, no amount for bonuses was recorded in selling and administrative expenses due to the lack of earnings, exclusive of the insurance reimbursement in fiscal 2002. The Company charged $1,073,000 to operations under these plans for the fiscal year ended April 30, 2001.

Independent Contractor Stock Option Plan:

      The Company has an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Each of the option grants in fiscal 2001, as indicated in the table below, were granted to certain independent contractors at a price equal to the then fair market value of the Company's common stock. Each option grant permitted immediate exercise of a portion of the options (24% to 34% of the total grant) with the balance exercisable proportionately over the next two to three years. For the years ended April 30, 2002 and 2001, the Company recognized compensation expense of $45,000 and $310,000, respectively, as a result of these stock option grants. No compensation expense was recognized during the year ended April 30, 2003 as no new grants were made in fiscal 2003 or 2002 and previous grants have been fully expensed.

      Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                               2003                2002                  2001
                                        -----------------   -----------------    -------------------
                                                  Wtd Avg             Wtd Avg                Wtd Avg
                                         Shares    Price     Shares    Price      Shares      Price
                                       --------   -------  --------   -------    -------     -------
   Outstanding at beginning of year     114,350   $15.31    114,350   $15.31     122,300     $15.21
   Granted                                    -        -          -        -       6,000     $15.80
   Exercised                                  -        -          -        -     (13,950)    $13.54
                                       --------            --------              -------
   Outstanding at end of year           114,350   $15.31    114,350   $15.31     114,350     $15.31
                                       ========            ========              =======
   Exercisable at end of year           111,350   $15.29    109,350   $15.32     104,050     $15.54
                                       ========            ========              =======
   Available for grant at end of year   219,500             219,500              219,500
                                       ========            ========              =======
   Weighted average fair value
   of options granted during the year  $      -            $      -               $ 8.81
                                       ========            ========              =======

Employee Stock Option Plans:

      The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2003, eligible employees had been granted options to purchase 955,500 shares of Company stock under ISO plans of which 206,750 options are outstanding and 38,125 are exercisable. Through April 30, 2003, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 824,000 are outstanding and approximately 627,000 are exercisable (see tables below).

      The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.

      Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                               2003                2002              2001
                                        -----------------   -----------------  ----------------
                                                  Wtd Avg             Wtd Avg           Wtd Avg
                                         Shares    Price     Shares    Price    Shares   Price
                                         ------   -------    ------   -------   ------  -------
   Outstanding at beginning of year     969,062   $13.14    861,437   $13.30   611,800   $7.65
   Granted                               83,500    $6.62    122,000   $11.25   330,000  $22.03
   Exercised                             (3,500)   $7.27    (14,375)   $6.76   (80,363)  $6.18
   Expired or canceled                  (18,000)  $12.91          -                  -
                                      ---------             -------            -------
   Outstanding at end of year         1,031,062   $12.63    969,062   $13.14   861,437  $13.30
                                      =========             =======            =======
   Exercisable at end of year           665,562   $11.64    514,000   $10.23   351,048   $7.74
                                        =======             =======            =======
   Available for grant at end of year   278,000             342,000             65,500
                                        =======             =======            =======
   Weighted average fair value
   of options granted during the year     $6.62               $7.00             $12.24
                                          =====               =====             ======

      The following table summarizes information about stock options outstanding at April 30, 2003:

                          Options Outstanding            Options Exercisable
                          -------------------            -------------------
                                 Weighted
                                 Average     Weighted                 Weighted
                     Number     Remaining    Average      Number       Average
Actual Range of   Outstanding  Contractual   Exercise   Exercisable   Exercise
Exercise Prices   at 4/30/03       Life       Price     at 4/30/03      Price
---------------   ----------       ----       -----     ----------      -----
$3.333 -- 7.813     472,375         5.9      $ 6.75       354,125      $ 6.72
10.167 -- 16.625    476,687         7.2       12.60       270,437       12.50
     23.75           82,000         7.3       23.75        41,000       23.75

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

                                             2003               2002             2001
                                        ----------------   ---------------  ----------------
                                                 Wtd Avg           Wtd Avg           Wtd Avg
                                        Shares    Price    Shares   Price    Shares   Price
                                        ------   -------   ------  -------   ------  -------
   Outstanding at beginning of year     30,000    $4.00    30,000   $4.00    69,000   $3.94
   Granted                                   -        -         -       -         -       -
   Expired                                   -        -         -       -         -       -
   Exercised                            (7,500)   $4.00         -       -   (39,000)  $4.00
                                        ------             ------            ------
   Outstanding at end of year           22,500    $4.00    30,000   $4.00    30,000   $4.00
                                        ======             ======            ======
   Exercisable at end of year           22,500    $4.00    30,000   $4.00    30,000   $4.00
                                        ======             ======            ======
   Balance of shares available for
        grant at end of year            98,250             98,250            98,250
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

      Deferred compensation expense charged to operations during the years ended April 30, 2003, 2002 and 2001 was approximately $602,000, $982,000 and $620,000, respectively. During fiscal 2002, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, deferred compensation expense in fiscal 2002 included approximately $400,000 to account for the benefit modifications.

13.   Income Taxes
      ------------

      The (loss) income before (benefit) provision for income taxes consisted of (in thousands):
                                   Year Ended April 30,
                                   --------------------
                             2003           2002          2001
                             ----         -------         ----
     U.S.                  ($ 3,680)      $ 1,568       $ 8,464
     Foreign                 (6,986)          130          (228)
                           --------       -------       -------
                           ($10,666)      $ 1,698       $ 8,236
                           ========       =======       =======

      The (benefit) provision for income taxes consists of the following (in thousands):

                                              2003       2002       2001
                                              ----       ----       ----
      Current:
         Federal                          ($ 1,650)   $     -     $3,520
         Foreign                                 -         32          -
         State                                   -        (70)       480
                                          ---------   --------    -------
            Current (benefit) provision     (1,650)       (38)     4,000
      Deferred
         Federal                              (352)       228     (1,214)
         Foreign                              (171)        90          9
         State                                (200)        40       (203)
         Valuation allowance - foreign         600          -          -
                                          ---------   --------    -------
            Deferred (benefit) provision      (123)       358     (1,408)
                                          ---------   --------    -------
        Total (benefit) provision         ($ 1,773)    $  320     $2,592
                                          =========   ========    =======

      The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                                      2003       2002     2001
                                                      ----       ----     ----
   Computed "expected" tax (benefit) expense      ($ 3,626)     $ 577   $ 2,810
   State and local tax, net of federal benefit        (139)       (46)      317
   Valuation allowance on foreign deferred taxes       600          -         -
   Foreign taxes                                         -        118         9
   Nondeductible goodwill writedown                  2,094          -         -
   Nondeductible expenses                              164         60       111
   Nontaxable life insurance cash value increase       (51)       (86)     (116)
   Tax credits                                        (768)      (210)     (310)
   Other items, net, none of which individually
     exceeds 5% of federal taxes at statutory
     rates                                             (47)       (93)     (229)
                                                  ---------     ------  --------
                                                  ($ 1,773)     $ 320   $ 2,592
                                                  =========     ======  ========

      The components of deferred taxes are as follows (in thousands):

                                                         2003        2002
                                                         ----        ----
      Deferred tax assets:
         Employee benefits                            $ 3,289     $ 3,279
         Inventory                                      1,505         995
         Accounts receivable                               50          50
         Marketable securities                            710          16
         Credit and loss carryforwards                    400           -
         Foreign research & development                   510         603
         Other liabilities                                214         372
         Foreign net operating loss carryforwards         970         539
         Miscellaneous                                   (116)       (117)
                                                      --------    --------
         Total deferred tax asset                       7,532       5,737
                                                      --------    --------
      Deferred tax liabilities:
         Property, plant and equipment                  2,061       1,812
                                                      --------    --------
      Net deferred tax asset                            5,471       3,925
      Valuation allowance                                (600)          -
                                                      --------    --------
                                                      $ 4,871     $ 3,925
                                                      ========    ========

      At April 30, 2003, the Company has available approximately $2.2 million in net operating loss carryforwards at its European subsidiaries. In fiscal 2003, the Company recorded $600,000 valuation allowance against a deferred tax asset of a foreign subsidiary.

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

      The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                     (in thousands)

                                              2003        2002        2001
                                              ----        ----        ----
 Net sales:
    Commercial Communications              $15,051      $26,663     $36,290
    U.S. Government                          8,906        4,513       3,727
    Gillam-FEI                               8,137       11,223       9,276
    less intersegment sales                   (567)      (1,220)        (83)
                                          ---------    ---------   ---------
    Consolidated Sales                     $31,528      $41,179     $49,210
                                          =========    =========   =========
 Operating (loss) profit:
    Commercial Communications              ($7,123)     ($1,394)    $ 4,316
    U.S. Government                          1,887          733         462
    Gillam-FEI                              (6,972)         516        (238)
    Corporate                                 (282)         234       1,401
                                          ---------    ---------   ---------
    Consolidated Operating (Loss) Profit  ($12,490)    $     89     $ 5,939
                                          =========    =========   =========
 Identifiable assets:
    Commercial Communications              $14,733      $21,101    $ 25,025
    U.S. Government                          6,147        3,176       1,580
    Gillam-FEI                              12,305       17,956      19,237
    less intersegment balances                (964)      (1,575)       (234)
    Corporate                               53,508       55,353      56,431
                                          ---------    ---------   ---------
      Consolidated Identifiable Assets     $85,729      $96,011    $102,039
                                          =========    =========   =========
 Depreciation (allocated):
    Commercial Communications              $   930      $   995      $  956
    U.S. Government                            327          166         112
    Gillam-FEI                                 324          280         166
    Corporate                                   19           19          19
                                          ---------    ---------   ---------
    Consolidated Depreciation Expense       $1,600       $1,460      $1,253
                                          =========    =========   =========

Major Customers
---------------

      During fiscal year 2003, sales to one customer accounted for approximately $10.0 million of the Commercial Communications segment's total sales. This amount represents 66% of Commercial Communications' total revenues and 32% of consolidated sales. In the U.S. Government segment, sales to three customers accounted for $6.7 million of sales or 76% of the segment's revenue and 21% of consolidated revenue. One of the U.S. Government segment's customers accounted $3.5 million or 11% of consolidated revenue. Sales to two customers, aggregating $1.9 million, accounted for 24% of the revenues of the Gillam-FEI segment. None of the customers in the Gillam-FEI segment accounted for more than 10% of consolidated revenues.

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

      In fiscal year 2001, sales to three customers of the Commercial Communications segment aggregated $26.7 million or 73% of that segment's total sales. Two of these customers accounted for 36% and 11%, respectively, of the Company's consolidated sales for the year. In the U.S. Government segment, sales to two customers aggregated $2.5 million or 68% of that segment's revenues in fiscal 2002. In the Gillam-FEI segment, sales to three customers aggregated $4.6 million or 49% of that segment's revenues for the period that the Company owned the segment. None of the customers in the U.S. Government segment or the Gillam-FEI segment accounted for more than 10% of consolidated revenues.

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


Foreign Sales

      Revenues in the Commercial Communications and Gillam-FEI segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

                                                     (in thousands)
                                              2003         2002        2001
                                              ----         ----        ----
                        Belgium            $ 3,514      $ 5,113     $ 2,401
                        France               2,483        5,645       2,480
                        China                1,814        1,129           -
                        Brazil                   -        1,074       2,825
                        United Kingdom         910          261       1,020
                        Morocco                  -            -       2,636
                        Other                3,414        3,881       3,000
                                           -------      -------     -------
                                           $12,135      $17,103     $14,362
                                           =======      =======     =======

15.   Product Warranties
      ------------------

      The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. At April 30, 2003 and 2002, the warranty reserve was $300,000. During fiscal 2003, the Company incurred approximately $900,000 in warranty expenses. The higher than expected warranty expense level was primarily related to a unique manufacturing defect in one of the Company's products which occurred over a limited period of time. The defect was identified and corrected and, as of April 30, 2003, the Company had substantially completed the warranty rework related to this product.

16.   Interim Results (Unaudited)
      ---------------------------

      Quarterly results for fiscal years 2003 and 2002 are as follows:

                                         (in thousands, except per share data)
                                                     2003 Quarter
                                       -----------------------------------------
                                          1st        2nd       3rd        4th
                                          ---        ---       ---        ---
 Net sales                             $6,828     $8,300    $9,390     $7,009
 Gross margin                           2,055      2,621     3,073     (1,903)
 Net income (loss)                       (489)       251       239     (8,861)
 *Earnings (loss) per share
            Basic                      ($0.06)     $0.03     $0.03    ($1.06)
            Diluted                    ($0.06)     $0.03     $0.03    ($1.06)

      During the fourth quarter of fiscal 2003, the Company wrotedown the goodwill associated with the acquisition of Gillam-FEI in the amount of $6.2 million. In addition, the Company wrote off or reserved $3.6 million of certain excess component inventory and work-in-progress inventory due to contract cancellations and revaluation related to market conditions and from manufacturing process improvements.

      *Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

                                         (in thousands, except per share data)
                                                      2002 Quarter
                                      ------------------------------------------
                                          1st        2nd       3rd        4th
                                          ---        ---       ---        ---
 Net sales                            $11,070    $11,465    $9,565     $9,079
 Gross margin                           4,070      4,441     3,626      1,952
 Net income (loss)                        820        812       326       (580)
 *Earnings (loss) per share
            Basic                       $0.10      $0.10     $0.04    ($0.07)
            Diluted                     $0.10      $0.10     $0.04    ($0.07)

      During the fourth quarter of fiscal 2002, the Company received $1.5 million for reimbursement of certain expenses under applicable directors' and officers' liability insurance. In addition, the Company wrote off or reserved $1.0 million of certain work-in-progress and excess component inventory.

      *Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

17.   Subsequent Event
      ----------------

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The Company paid $2.3 million at closing, plus acquisition costs estimated at approximately $400,000. According to the terms of the purchase agreement, the Company will pay up to a maximum of $1 million in each of fiscal years 2004 and 2005 if the new subsidiary, FEI-Zyfer, Inc., achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal 2004 and as a percentage of revenues in excess of $8 million in fiscal 2005. The acquired business recorded revenue of $6.5 million for the year ended March 31, 2003 and $4.5 million in the prior fiscal year.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

        Column A            Column B           Column C        Column D    Column E
        --------            --------           --------        --------    --------
                                              Additions
                                              ---------
       Description           Balance    Charged    Charged
                               at       to costs   to other               Balance at
                            beginning     and      accounts-  Deductions    end of
                            of period   expenses   describe   -describe     period
                            ---------  ---------   ---------  ----------  ----------
Year ended April 30, 2003
-------------------------
   Allowance for doubtful
   accounts                    $124          -                    -         $124
   Inventory reserves        $2,941     $3,634       $35(c)  $3,012(b)    $3,598
Year ended April 30, 2002
-------------------------
   Allowance for doubtful
   accounts                    $190         $9                  $75(a)      $124
   Inventory reserves        $2,537     $1,000       $(1)(c)   $595(b)    $2,941
Year ended April 30, 2001
-------------------------
   Allowance for doubtful
   accounts                    $190                                         $190
   Inventory reserves        $1,188     $2,001        $1(c)    $653(b)    $2,537

(a) Accounts written off
(b) Inventory disposed or written off
(c) Foreign currency translation adjustments

Item 9. Changes in and  Disagreements  with  Accountants  on Accounting  and
----------------------------------------------------------------------------
Financial Disclosure
--------------------

NONE



                                    PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

      Directors of the Company
      ------------------------

      Information regarding Directors of the Company is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

      Executive Officers of the Company
      ---------------------------------

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


      Joseph P. Franklin, age 69, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

      Martin B. Bloch, age 67, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

      Markus Hechler, age 57, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the recently formed subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

      Michel Gillard, age 62, became an officer and director of the Company when Gillam S.A. was acquired in September 2000. Gillam S.A., a company engaged in the design, manufacture and marketing of wireline and network synchronization systems, was founded by Mr. Gillard in 1974.

      Charles S. Stone, age 72, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

      Leonard Martire, age 66, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary until May 1993 when he was elected Vice President, Marketing and Sales.

      Oleandro Mancini, age 54, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

      Thomas McClelland, age 48, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

      Alan Miller, age 54, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

      Harry Newman, age 56, Secretary and Assistant to the Executive Vice President, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 11.  Executive Compensation
--------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management
--------------------------------------------------------------------------
         and Related Stockholder Matters
         -------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

Item 14. Controls and Procedures
--------------------------------

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

Item 15. Principal Accountant Fees and Services
-----------------------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

                                     PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   Index to Financial Statements, Financial Statement Schedule and Exhibits
      ------------------------------------------------------------------------

      The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

      (1) FINANCIAL STATEMENTS

          Included in Part II of this report:

                                                                        Page(s)
                                                                        -------
            Report of Independent Auditors                                23

            Consolidated Balance Sheets
               April 30, 2003 and 2002                                   24-25

            Consolidated Statements of Operations
               -years ended April 30, 2003, 2002 and 2001                 26

            Consolidated Statements of Changes in Stockholders' Equity
               - years ended April 30, 2003, 2002 and 2001                27

            Consolidated Statements of Cash Flows
               - years ended April 30, 2003, 2002 and 2001               28-29

            Notes to Consolidated Financial Statements                   30-45

      (2) Financial Statement Schedule

          Included in Part II of this report:

            Schedule II - Valuation and Qualifying Accounts               46

            Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

      (3) EXHIBITS

            Exhibit 23.1  -  Consent of Independent Auditors.             55

            Exhibit 99.1  -  Certifications Pursuant to Section 906      56-57
                             of the Sarbanes-Oxley Act of 2002.

            The exhibits listed on the accompanying Index to Exhibits beginning on page 50 are filed as part of this annual report.

(b) REPORTS ON FORM 8-K

     Registrant's Form 8-K, dated March 6, 2003, containing disclosure under
     Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 2003.

     Registrant's Form 8-K, dated May 9, 2003, containing disclosure under Item 2 thereof (acquisition of business and net assets of Zyfer, Inc.), was filed with the Securities and Exchange Commission on May 19, 2003.

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                   Exhibit No.
                                                                   as filed with
                                                                   Registration
Exhibit No.       Identification                                   Statement or
in this           per Reg.            Description                  report specified
Form 10-K         229.601(b)          of Exhibit                   below
-----------       --------------      --------------------------   -----------------
     1                 (3)            Copy of Certificate of
                                      Incorporation of the
                                      Registrant filed with
                                      the Secretary of State
                                      of Delaware (1)                  3.1

     2                 (3)            Amendment to Certificate
                                      of Incorporation of the
                                      Registrant filed with
                                      the Secretary of State
                                      of Delaware on March 27,         3.2
                                      1981 (2)

     3                 (3)            Copy of By-Laws of the
                                      Registrant, as amended
                                      to date (3)                      3.3

     4                 (4)            Specimen of Common Stock
                                      certificate (1)                  4.1

     5                 (10)           Stock Bonus Plan of Registrant
                                      and Trust Agreement
                                      thereunder (4)                  10.2

     6                 (10)           Employment agreement
                                      between Registrant and
                                      Martin B. Bloch (4)             10.3

     7                 (10)           Employment agreement
                                      between Registrant and
                                      Abraham Lazar (4)               10.4

     8                 (10)           Employment agreement
                                      between Registrant and
                                      John C. Ho (4)                  10.5

     9                 (10)           Employment agreement
                                      between Registrant and
                                      Marvin Meirs (4)                10.6

                                                                   Exhibit No.
                                                                   as filed with
                                                                   Registration
Exhibit No.       Identification                                   Statement or
in this           per Reg.            Description                  report specified
Form 10-K         229.601(b)          of Exhibit                   below
-----------       --------------      --------------------------   -----------------
     10                (10)           Employment agreement
                                      between Registrant and
                                      Alfred Vulcan (4)               10.7

     11                (10)           Employment agreement
                                      between Registrant and
                                      Harry Newman (4)                10.8

     12                (10)           Employment agreement
                                      between Registrant and
                                      Marcus Hechler (4)              10.9

     13                (10)           Form of stock escrow
                                      agreement between Vincenti &
                                      Schickler as escrow agent
                                      and certain officers of
                                      Registrant (4)                 10.10

     14                (10)           Form of Agreement concerning
                                      Executive Compensation (2)     10.11

     15                (10)           Registrant's 1982 Incentive
                                      Stock Option Plan (5)             15

     16                (10)           Amendment dated April 19,
                                      1981 to Stock Bonus Plan
                                      of Registrant and Trust
                                      Agreement (3)                   20.1

     17                (3)            Amendment to Certificate
                                      of Incorporation of the
                                      Registrant filed with
                                      Secretary of State of
                                      Delaware on October 26,
                                      1984 (6)                          17

     18                (10)           Registrant's 1984 Incentive
                                      Stock Option Plan (6)             18

     19                (10)           Registrant's Cash or Deferral
                                      Profit Sharing Plan and
                                      Trust under Internal Revenue
                                      Code Section 401,
                                      dated April 1, 1985 (7)           19

     20                (10)           Computation of Earnings       Included in the
                                      per Share of Common              Financial
                                      Stock                           Statements

                                                                   Exhibit No.
                                                                   as filed with
                                                                   Registration
Exhibit No.       Identification                                   Statement or
in this           per Reg.            Description                  report specified
Form 10-K         229.601(b)          of Exhibit                   below
-----------       --------------      --------------------------   -----------------
     21                (10)           Amendment Restated Effective
                                      as of May 1, 1984 of the
                                      Stock Bonus Plan and Trust
                                      Agreement of Registrant (7)       21

     22                (3)            Amendment to Certificate
                                      of Incorporation of the
                                      Registrant filed with the
                                      Secretary of State of Delaware
                                      on October 22, 1986 (8)           22

     23                (10)           Amendment Restated Effective
                                      as of May 1, 1984 of the Stock
                                      Bonus Plan and Trust Agreement
                                      of Registrant (8)                 23

     24                (3)            Amended and Restated
                                      Certificate of
                                      Incorporation of the
                                      Registrant filed with
                                      the Secretary of State
                                      of Delaware on
                                      October 26, 1987 (10)             24

     25                (22)           List of Subsidiaries
                                      of Registrant (10)                25

     26                (10)           Employment agreement
                                      between Registrant and
                                      Charles Stone (9)                 26

     27                (10)           Employment agreement
                                      between Registrant and
                                      Jerry Bloch (9)                   27

     28                (10)           Registrant's 1987
                                      Incentive Stock Option
                                      Plan (9)                          28

     29                (10)           Registrant's Senior
                                      Executive Stock Option
                                      Plan (9)                          29

     30                (10)           Amendment dated Jan. 1, 1988
                                      to Registrant's Cash or
                                      Deferred Profit Sharing Plan
                                      and Trust under Section 401
                                      of Internal Revenue Code (9)      30

                                                                   Exhibit No.
                                                                   as filed with
                                                                   Registration
Exhibit No.       Identification                                   Statement or
in this           per Reg.            Description                  report specified
Form 10-K         229.601(b)          of Exhibit                   below
-----------       --------------      --------------------------   -----------------
     31                (10)           Executive Incentive
                                      Compensation Plan between
                                      Registrant and various
                                      employees (9)                     31

     32                (10)           Amended Certificate of In-
                                      corporation of the Company
                                      filed with the Secretary of
                                      State of Delaware on
                                      November 2, 1989 (10)             32

     33                (10)           Registrant's Employee Stock
                                      Option Plan (10)                  33

     34                (10)           Loan agreement between
                                      Registrant and Nat West
                                      Dated May 22, 1990 (10)           34

     35                (10)           Loan Agreement between
                                      Registrant's Employee
                                      Stock Ownership Plan and
                                      Registrant dated
                                      May 22, 1990 (10)                 35

     36                (23)           Consent of Independent
                                      Accountants to incorporation
                                      by reference of 2002 audit report
                                      in Registrant's Form S-8
                                      Registration Statement.           23.1

     37                (10)           Registrant's 1997 Independent
                                      Contractor Stock Option Plan (11) 4.14

     38                (10)           Contribution Agreement between
                                      Registrant and Reckson Operating
                                      Partnership L.P. dated
                                      January 6, 1998 (12)              10.12

     39                (10)           Lease agreement between
                                      Registrant and Reckson
                                      Operating Partnership, L.P.
                                      dated January 6, 1998  (12)       10.13

     40                (10)           Plea Agreement, Civil Settlement
                                      and Related Documents dated
                                      June 19, 1998  (12)               10.14

     41                (99)           Certifications Pursuant to Section
                                      906 of the Sarbanes-Oxley Act
                                      of 2002.                          99.1

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