Form 10-K/A
period 2003-04-30
FREQUENCY ELECTRONICS INC
filed 2003-08-18
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12 b-2).   Yes __  No X

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

                           (Cover page 1 of 61 pages)

                            Exhibit Index at Page 51

                                EXPLANATORY NOTE

This Amendment to Form 10K for the Fiscal Year Ended April 30, 2003 is filed solely to indicate that Frequency Electronics has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                     PART I

Item 1.  Business
-----------------

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

                                     PART II
                                     -------

Item 5.  Market for the Company's  Common  Equity and Related  Stockholder
         Matters
         -----------------------------------------------------------------

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
          Plan Category                     Warrants and Rights             Warrants and Rights         Reflected in Column (a))
--------------------------------------------------------------------------------------------------------------------------------
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

Item 6.  Selected Financial Data
         -----------------------

          The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2003. The information has been derived from the audited financial statements of the Company for the respective periods.

            CONSOLIDATED STATEMENTS OF OPERATIONS DATA
            ------------------------------------------

                                                                                Years Ended April 30,
                                                       2003              2002              2001            2000         1999
                                                       ----              ----              ----            ----         ----
                                                                          (in thousands, except share data)
Net Sales
     Commercial Communications                       $   15,051        $   26,663        $   36,290      $   22,554    $  14,547
     U.S. Government                                      8,906             4,513             3,727           3,981        4,411
     Gillam-FEI                                           8,137            11,223             9,276               -            -
         less intersegment sales                           (567)           (1,220)              (83)              -            -
                                                       --------           -------          --------        --------      -------

Total Net Sales                                      $   31,527        $   41,179        $   49,210         $26,535    $  18,958
                                                       ========           =======          ========        ========      =======
Operating Profit (Loss)                                ($12,490)(1)    $       89(2)     $    5,939(4)   $    1,008    $    (701)(6)
                                                       ========           =======          ========        ========      =======
Net (Loss) Income                                     ($  8,860)       $    1,378(3)     $    5,644(5)   $    3,144    $   1,173
                                                       ========           =======          ========        ========      =======

Average Common Shares Outstanding

                        Basic                         8,331,785         8,350,735         8,198,569       7,673,497    7,502,260

                        Diluted                       8,331,785         8,529,175         8,431,823       8,043,727    7,820,742

Earnings per Common Share

                        Basic                           ($ 1.06)       $     0.17        $     0.69      $     0.41    $    0.16
                                                        =======             =======          ========         =======      =======
                        Diluted                         ($ 1.06)       $     0.16        $     0.67      $     0.39    $    0.15
                                                        =======             =======          ========         =======      =======

            CONSOLIDATED BALANCE SHEET DATA

Total Assets                                         $   85,729        $   96,011        $  102,039      $   80,847    $  78,355
                                                        =======           =======          ========         =======      =======
Long-Term Obligations
        and Deferred Items                              $17,903        $   17,796        $   18,074      $   16,849    $  16,959
                                                        =======           =======          ========         =======      =======
Cash dividend declared
     per common share                                $     0.20        $    0.20         $     0.20      $     0.20    $    0.20
                                                        =======           =======          ========         =======      =======

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

                                                        14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------------

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

    The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                         (in thousands, except per share data)
                                              2003        2002        2001
                                              ----        ----        ----
  Net (Loss) Income, as reported            ($8,860)     $1,378      $5,644
                                            =======      ======      ======
  Net (Loss) Income - pro forma             ($9,574)       $474      $5,233
                                            =======        ====      ======

  (Loss) Earnings per share, as reported:
    Basic                                   ($ 1.06)      $0.17      $ 0.69
                                            =======       =====      ======
    Diluted                                 ($ 1.06)      $0.16      $ 0.67
                                            =======       =====      ======
  (Loss) Earnings per share- pro forma
    Basic                                   ($ 1.15)      $0.06      $ 0.64
                                            =======       =====      ======
    Diluted                                 ($ 1.15)      $0.06      $ 0.62
                                            =======       =====      ======

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

RESULTS OF OPERATIONS
---------------------

    The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                              2003         2002       2001
                                              ----         ----       ----
Net Sales
   Commercial Communications                  46.9%        63.4%        73.6%
   U.S. Government                            28.3         11.0          7.6
   Gillam-FEI                                 24.8         25.6         18.8
                                            ------       ------       ------
                                             100.0        100.0        100.0
Cost of Sales                                 81.5         65.8         65.4
                                            ------       ------       ------
     Gross Margin                             18.5         34.2         34.6
Selling and Administrative expenses           24.0         21.7         17.9
Goodwill writedown                            19.5          -            -
Insurance Reimbursement, net                   -           (3.6)        (5.2)
Research and Development expenses             14.6         15.9          9.8
                                            ------       ------      -------
     Operating (Loss) Profit                 (39.6)         0.2         12.1

Other Income (Expense)                         5.8          3.9          4.7
(Benefit) Provision for Income Taxes          (5.6)         0.8          5.3
                                           -------      -------      -------
     Net (Loss) Income                       (28.2%)        3.3%        11.5%
                                            ======      =======       ======

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

    Without these significant events, the Company's operating (loss) profit, pre-tax earnings and net earnings would be materially different from that reported in the financial statements. The table below illustrates the impact of the special income and expense items on the results of operations for each of the three years ended April 30:

                                                                 2003                2002                 2001
                                                                 ----                ----                 ----
Operating (loss) profit - as reported                         ($12,490)         $       89              $ 5,939
     Add back:
         Goodwill impairment charge/amortization                 6,158                   -                  193
     Less:
         Insurance reimbursement, net                                -              (1,500)              (2,576)
                                                         -------------           ---------             --------
     Operating (loss) profit, excluding special items         $ (6,332)           $ (1,411)             $ 3,556
                                                              ========            ========              =======

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

   As of April 30, 2003

                                                   Total           Less than                                              More than
         Contractual Obligations               (in thousands)        1 Year         1 to 3 Years       3 to 5 Years        5 Years
------------------------------------------------------------------------------------------------------------------------------------
 Long-Term Debt Obligations                     $      78            $    20        $     58             $     0          $      0
 Operating Lease Obligations                        2,267                400           1,200                 667
 Other Long -Term Liabilities Reflected in
  the Registrant's Balance Sheet under GAAP
                                                   17,845**
                                                  --------             -----          ------               ----
 Total                                            $20,190              $ 420          $1,258               $ 667
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


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS
                                  _____________

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


PRICEWATERHOUSECOOPERS LLP
Melville, New York
July 11, 2003

                             April 30, 2003 and 2002
                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets

                             April 30, 2003 and 2002
                                   -----------

         ASSETS:                                        2003            2002
                                                        ----            ----
                                                          (In thousands)
Current assets:

   Cash and cash equivalents                       $   5,952        $   5,383

   Marketable securities                              27,829           30,848

   Accounts receivable, net of allowance for
     doubtful accounts of $124                         9,565           11,725

   Inventories                                        17,734           19,601

   Deferred income taxes                               4,435            3,645

   Income taxes receivable                             1,223            1,328

   Prepaid expenses and other                          1,198            1,350
                                                   ---------       ----------
        Total current assets                          67,936           73,880

Property, plant and equipment, at cost,
    less accumulated depreciation and
    amortization                                      11,105           11,361

Deferred income taxes                                    436              280

Goodwill                                                   -            4,938

Cash surrender value of life insurance                 4,869            4,373

Other assets                                           1,383            1,179
                                                   ---------       ----------
        Total assets                                $ 85,729         $ 96,011
                                                   =========       ==========

                                   Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets

                             April 30, 2003 and 2002

                                   (Continued)
                                   -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY:          2003            2002
                                                        ----            ----
                                                           (In thousands)
Current liabilities:

   Current portion of debt                         $     179        $     384

   Accounts payable - trade                            1,294            2,359

   Accrued liabilities                                 3,615            4,073

   Dividend payable                                      834              833
                                                   ---------       ----------

         Total current liabilities                     5,922            7,649

Deferred compensation                                  6,752            6,496

REIT liability and other liabilities                  11,151           11,300
                                                   ---------       ----------

         Total liabilities                            23,825           25,445
                                                   ---------       ----------

Minority interest in subsidiary                          195              224
                                                   ---------       ----------

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity:

   Preferred stock - authorized 600,000 shares
       of $1.00 par value; no shares issued                -                -

   Common stock - authorized 20,000,000 shares
       of $1.00 par value; issued - 9,163,940 shares   9,164            9,164
   Additional paid-in capital                         43,806           43,077
   Retained earnings                                  10,415           20,939
                                                   ---------       ----------
                                                      63,385           73,180

   Common stock reacquired and held in treasury -
       at cost (824,739 shares in 2003 and
       830,074 shares in 2002)                        (3,062)          (2,806)
   Other stockholders' equity                           (116)            (116)
   Accumulated other comprehensive income              1,502               84
                                                   ---------       ----------
         Total stockholders' equity                   61,709           70,342
                                                   ---------       ----------

   Total liabilities and stockholders' equity      $  85,729       $   96,011
                                                   =========       ==========

              The accompanying notes are an integral part of these
                              financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations

                    Years ended April 30, 2003, 2002 and 2001

                                   -----------

                                                2003       2002        2001
                                                ----       ----        ----
                                             (In thousands, except share data)

Net sales                                      $31,527    $41,179    $49,210
Cost of sales                                   25,681     27,090     32,180
                                              --------    -------    --------
          Gross margin                           5,846     14,089     17,030

Selling and administrative expenses              7,573      8,932      8,820
Research and development expenses                4,605      6,568      4,847
Insurance reimbursement, net                        -      (1,500)    (2,576)
Goodwill writedown                               6,158          -          -
                                              --------    -------    --------
         Operating (loss) profit               (12,490)        89      5,939

Other income (expense):
     Investment income                           1,830      1,864      2,655
     Interest expense                             (283)      (302)      (333)
     Other, net                                    277         46          4
                                              --------    -------    --------

(Loss) income before minority interest and
    (benefit) provision for income taxes       (10,666)     1,697      8,265

Minority interest in (loss) income of
   consolidated subsidiary                         (33)        (1)        29
                                              --------    -------    --------

(Loss) income before (benefit) provision
   for income taxes                            (10,633)     1,698      8,236

(Benefit) provision for income taxes            (1,773)       320      2,592
                                              --------    -------    -------
          Net (loss) income                  ($  8,860) $   1,378   $  5,644
                                              ========  =========   ========

Net (loss) income per common share:

     Basic                                     ($ 1.06)     $ 0.17     $ 0.69
                                                ======      ======     ======

     Diluted                                   ($ 1.06)     $ 0.16     $ 0.67
                                                ======      ======     ======

Average shares outstanding:
     Basic                                    8,331,785  8,350,735   8,198,569
                                              =========  =========   =========
     Diluted                                  8,331,785  8,529,175   8,431,823
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

                                                   Common Stock               Additional
                                                   ------------                paid in          Retained
                                               Shares          Amount          capital          earnings
                                               ------          ------          -------          --------
Balance at May 1, 2000                           9,009,259         $9,009       $37,929          $17,239
----------------------
Exercise of stock options                                                           510
Tax benefit from stock option exercise                                              809
Amortization of independent
     contractor stock options                                                       310
Contribution of stock to 401(k) plan                                                 (8)
Issuance of stock for Gillam acquisition           154,681            155         3,310
Amortization of unearned compensation
Cash dividend                                                                                     (1,657)
Increase in market value of
     marketable securities
Foreign currency translation adjustment
Net income                                                                                         5,644

Comprehensive income- 2001                        --------          -----       -------           -------

Balance at April 30, 2001                        9,163,940          9,164        42,860           21,226
-------------------------
Exercise of stock options                                                            52
Amortization of independent
     contractor stock options                                                        45
Contribution of stock to 401(k) plan                                                120
Amortization of unearned compensation
Cash dividend                                                                                     (1,665)
Increase in market value of
     marketable securities
Foreign currency translation adjustment
Net income                                                                                         1,378

Comprehensive income- 2002                        --------          -----       -------           -------

Balance at April 30, 2002                        9,163,940          9,164        43,077           20,939
-------------------------
Exercise of stock options                                                            29
Issuance of stock for Gillam acquisition                                            447
Contribution of stock to 401(k) plan                                                253
Repurchase of stock for treasury
Cash dividend                                                                                     (1,664)
Decrease in market value of
     marketable securities
Foreign currency translation adjustment
Net loss                                                                                          (8,860)

Comprehensive loss- 2003                          --------          -----       -------           -------

Balance at April 30, 2003                        9,163,940         $9,164       $43,806          $10,415
-------------------------                        =========         ======       =======          =======

(TABLE CONTINUED)

                                            FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Changes in Stockholders' Equity
                                              Years ended April 30, 2003, 2002 and 2001
                                                  (In thousands, except share data)

                                                 Treasury stock                                      Accumulated
                                                    (at cost)                    Other                 other
                                                 ----------------            Stockholders'          comprehensive
                                             Shares          Amount             equity             income (loss)        Total
                                             ------          ------             ------             -------------        -----
Balance at May 1, 2000                       1,016,552         ($3,644)          ($135)              ($1,408)          $58,990
----------------------
Exercise of stock options                     (129,288)            206                                                     716
Tax benefit from stock option exercise                                                                                     809
Amortization of independent
     contractor stock options                                                                                              310
Contribution of stock to 401(k) plan           (14,595)            311                                                     303
Issuance of stock for Gillam acquisition                                                                                 3,465
Amortization of unearned compensation                                               13                                      13
Cash dividend                                                                                                           (1,657)
Increase in market value of
     marketable securities                                                                             1,367             1,367
Foreign currency translation adjustment                                                                  245               245
Net income                                                                                                               5,644
                                                                                                                     ---------
Comprehensive income- 2001                     -------          ------          ------                ------             7,256
                                                                                                                     ---------
Balance at April 30, 2001                      872,669          (3,127)           (122)                  204            70,205
-------------------------
Exercise of stock options                      (14,375)             43                                                      95
Amortization of independent
     contractor stock options                                                                                               45
Contribution of stock to 401(k) plan           (28,220)            278                                                     398
Amortization of unearned compensation                                                6                                       6
Cash dividend                                                                                                           (1,665)
Increase in market value of
     marketable securities                                                                                17                17
Foreign currency translation adjustment                                                                 (137)             (137)
Net income                                                                                                               1,378
                                                                                                                     ---------
Comprehensive income- 2002                     -------          ------          ------                ------             1,258
                                                                                                                     ---------
Balance at April 30, 2002                      830,074          (2,806)           (116)                   84            70,342
-------------------------
Exercise of stock options                      (11,000)             38                                                      67
Issuance of stock for Gillam acquisition       (35,000)             88                                                     535
Contribution of stock to 401(k) plan           (39,335)            119                                                     372
Repurchase of stock for treasury                  80,000          (501)                                                   (501)
Cash dividend                                                                                                           (1,664)
Decrease in market value of
     marketable securities                                                                            (1,039)           (1,039)
Foreign currency translation adjustment                                                                2,457             2,457
Net loss                                                                                                                (8,860)
                                                                                                                      --------
Comprehensive loss- 2003                       -------         -------          ------                ------            (7,442)
                                                                                                                      --------
Balance at April 30, 2003                      824,739         ($3,062)          ($116)               $1,502           $61,709
-------------------------                      =======        ========         ========               =======         ========

                                        The accompanying notes are an integral part of these
                                                        financial statements.

                                   FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                     Years ended April 30, 2003, 2002 and 2001
                                                    -----------

                                                                              2003            2002           2001
                                                                              ----            ----           ----
                                                                                         (In thousands)
Cash flows from operating activities:
     Net (loss) income                                                     ($8,860)        $ 1,378          $5,644
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
        Goodwill writedown                                                                                   6,158
        Deferred tax expense (benefit)                                        (247)            358          (1,408)
        Depreciation and amortization                                        1,600           1,460           1,446
        Provision for losses on accounts
           receivable and inventories                                        3,634           1,009           2,001
        Loss (gain) on marketable securities and
           other assets- net                                                   (67)            128            (181)
        Tax benefit from stock option exercise                                   -               -             809
        Minority interest in (loss) earnings of subsidiary                     (34)             (1)             29
     Changes  in assets and liabilities, exclusive of assets
         and liabilities acquired:
        Accounts receivable                                                  4,515           3,360          (1,195)
        Inventories                                                         (1,115)            (11)         (4,612)
        Prepaid and other                                                      370             308            (262)
        Other assets                                                          (548)           (341)           (373)
        Accounts payable trade                                              (2,209)            (21)             44
        Insurance reimbursement receivable                                       -           3,000          (3,000)
        Accrued liabilities                                                   (823)         (2,524)          1,150
        Liability for employee benefit plans                                   973           1,429           1,271
        Income taxes receivable                                                105          (3,698)          2,781
        Other liabilities                                                   (1,004)           (939)           (193)
                                                                           -------       ---------        --------
           Net cash provided by operating activities                         2,448           4,895           3,951
                                                                           -------        --------         -------

Cash flows from investing activities:
        Payment for acquisition, net of cash
           acquired of $758 in 2001                                              -               -          (8,138)
        Purchase of minority interest in manufacturing partner                   -            (313)              -
        Purchase of marketable securities                                   (7,378)        (21,154)         (4,318)
        Proceeds from sale or redemption of marketable
           securities                                                        8,598          23,615           9,384
        Capital expenditures                                                  (834)         (1,541)         (1,929)
        Other- net                                                             120               -               -
                                                                          --------     -----------        --------
           Net cash provided by (used in) investing activities                 506             607          (5,001)
                                                                          --------       ---------         -------

                                                    Continued

                                          FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                             Consolidated Statements of Cash Flows
                                           Years ended April 30, 2003, 2002 and 2001
                                                          (Continued)
                                                          -----------

                                                                            2003             2002            2001
                                                                            ----             ----            ----
                                                                                         (In thousands)
Cash flows from financing activities:
      Principal payments of long-term debt and
            other long-term obligations                                       (741)           (750)            (929)
      Proceeds from short-term debt                                            111              88                -
      Payment of cash dividend                                              (1,664)         (1,661)          (1,627)
      Repurchase of stock for treasury                                        (501)              -                -
      Exercise of stock options                                                 67              95              716
                                                                           -------         -------          -------
           Net cash used in financing activities                            (2,728)         (2,228)          (1,840)
                                                                           -------         -------          -------

Net increase (decrease) in cash and cash equivalents
      before effect of exchange rate changes                                   226           3,274           (2,890)

Effect of exchange rate changes on cash and
      cash equivalents                                                         343             (12)              17
                                                                           -------         -------          -------

Net increase (decrease) in cash and cash equivalents                           569           3,262           (2,873)

Cash and cash equivalents at beginning of year                               5,383           2,121            4,994
                                                                           -------         -------          -------

Cash and cash equivalents at end of year                                    $5,952         $ 5,383          $ 2,121
                                                                           =======         =======          =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest                                                         $ 264         $   283             $297
                                                                           =======         =======          =======
            Income taxes                                                   $     0         $ 3,352             $971
                                                                           =======         =======          =======

         Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

            Declaration of cash dividend                                    $  834          $  833             $829
                                                                            ======          ======             ====

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

    The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                          (in thousands, except per share data)

                                              2003        2002        2001
                                              ----        ----        ----
  Net (Loss) Income, as reported            ($8,860)     $1,378      $5,644
                                            =======      ======      ======
  Net (Loss) Income - pro forma             ($9,574)       $474      $5,233
                                            =======        ====      ======
  (Loss) Earnings per share, as reported:
    Basic                                   ($ 1.06)      $0.17      $ 0.69
                                            =======       =====      ======
    Diluted                                 ($ 1.06)      $0.16      $ 0.67
                                            =======       =====      ======
  (Loss) Earnings per share- pro forma
    Basic                                   ($ 1.15)      $0.06      $ 0.64
                                            =======       =====      ======
    Diluted                                 ($ 1.15)      $0.06      $ 0.62
                                            =======       =====      ======

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

2.   Earnings Per Share
     ------------------

    Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                     Years ended April 30,
                                              --------------------------------
                                                2003        2002        2001
                                                ----        ----        ----
   Basic EPS Shares outstanding
     (weighted average)                      8,331,785   8,350,735   8,198,569
   Effect of Dilutive Securities                   ***     178,440     233,254
                                             ---------  ----------  ----------
   Diluted EPS Shares outstanding            8,331,785   8,529,175   8,431,823
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

4.    Marketable Securities
      ---------------------

    Marketable securities at April 30, 2003 and 2002 are summarized as follows (in thousands):

                                            April 30, 2003
                           -------------------------------------------------
                                                                  Unrealized
                                              Market                Holding
                               Cost            Value              Gain (Loss)
                               ----            -----              -----------
REIT units                    $ 12,000         $ 9,675             ($2,325)
Fixed income securities         17,298          17,841                 543
Equity securities                  306             313                   7
                            ----------     -----------         -----------
                              $ 29,604        $ 27,829            ($ 1,775)
                              ========        ========             =======

                                               April 30, 2002
                           -------------------------------------------------
                                                                  Unrealized
                                              Market                Holding
                               Cost            Value              Gain (Loss)
                               ----            -----             ------------
REIT units                    $ 12,000        $ 12,000             $     -
Fixed income securities         16,714          16,691                 (23)
Equity securities                2,174           2,157                 (17)
                            ----------      ----------             -------
                              $ 30,888        $ 30,848              ($  40)
                              ========        ========               =====

    Maturities of fixed income securities classified as available-for-sale at April 30, 2003 are as follows (in thousands):

                    Current                               $  1,524
                    Due after one year through five years    7,017
                    Due after five years through ten years    8,757
                                                           --------
                                                            $17,298
                                                           ========

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

5.   Inventories
     -----------

    Inventories, which are reported net of reserves of $3,598,000 and $2,941,000 at April 30, 2003 and 2002, respectively, consisted of the following (in thousands):

                                                         2003           2002
                                                         ----           ----
              Raw Materials and Component Parts      $   7,349      $   8,946
              Work in Progress and Finished Goods       10,385         10,655
                                                     ---------      ---------
                                                      $ 17,734       $ 19,601
                                                      ========       ========
6.   Property, Plant and Equipment
     -----------------------------

    Property, plant and equipment consists of the following (in thousands):

                                                        2003           2002
                                                        ----           ----
Buildings and building improvements                   $ 12,250       $ 11,615
Machinery, equipment and furniture                      27,647         25,933
                                                     ---------      ---------
                                                        39,897         37,548
Less, accumulated depreciation and amortization         28,792         26,187
                                                     ---------      ---------
                                                      $ 11,105       $ 11,361
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

    Future minimum lease payments required by the leases are as follows (in thousands):

             Years ending
              April 30,
              ---------
                  2004                          400
                  2005                          400
                  2006                          400
                  2007                          400
                  2008                          400
                  2009                          267
                                            -------
                                             $2,267
                                            =======

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

    Debt scheduled to mature in each of the subsequent years ending April 30, are as follows: (in thousands)

                        2004              $  179
                        2005                  21
                        2006                  22
                        2007                  15
                                         -------
                                           $ 237
                                         =======

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

    Goodwill Impairment
    -------------------

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

    Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                                       2003                     2002                      2001
                                               --------------------       -------------------        -------------------
                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----
    Outstanding at beginning of year            114,350     $15.31         114,350    $15.31         122,300     $15.21
    Granted                                           -       -                  -      -              6,000     $15.80
    Exercised                                         -       -                  -      -            (13,950)    $13.54
                                                -------                    -------                   -------
    Outstanding at end of year                  114,350     $15.31         114,350    $15.31         114,350     $15.31
                                                =======                    =======                   =======
    Exercisable at end of year                  111,350     $15.29         109,350    $15.32         104,050     $15.54
                                                =======                    =======                   =======
    Available for grant at end of year          219,500                    219,500                   219,500
                                                =======                    =======                   =======
    Weighted average fair value
    of options granted during the year         $  -                       $  -                        $ 8.81
                                               ========                   ========                    ======

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

      Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                                         2003                      2002                        2001
                                                ------------------        -------------------        ------------------

                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----
    Outstanding at beginning of year            969,062     $13.14         861,437    $13.30         611,800      $7.65
    Granted                                      83,500      $6.62         122,000    $11.25         330,000     $22.03
    Exercised                                    (3,500)     $7.27         (14,375)    $6.76         (80,363)     $6.18
    Expired or canceled                         (18,000)    $12.91               -                         -
                                              ---------                    -------                   -------
    Outstanding at end of year                1,031,062     $12.63         969,062    $13.14         861,437     $13.30
                                              =========                    =======                   =======
    Exercisable at end of year                  665,562     $11.64         514,000    $10.23         351,048      $7.74
                                                =======                    =======                   =======
    Available for grant at end of year          278,000                    342,000                    65,500
                                                =======                    =======                    ======
    Weighted average fair value
    of options granted during the year            $6.62                     $7.00                     $12.24
                                                  =====                     =====                     ======

      The following table summarizes information about stock options outstanding at April 30, 2003:

                                            Options Outstanding                       Options Exercisable
                              ---------------------------------------------       -----------------------------
                                                 Weighted
                                                  Average          Weighted                           Weighted
                                 Number          Remaining          Average          Number            Average
      Actual Range of          Outstanding      Contractual        Exercise        Exercisable        Exercise
      Exercise Prices          at 4/30/03          Life              Price         at 4/30/03           Price
      ---------------          ----------          ----              -----         ----------           -----
      $3.333 - 7.813             472,375            5.9            $ 6.75             354,125         $ 6.72
      10.167 - 16.625            476,687            7.2             12.60             274,370          12.50
          23.75                   82,000            7.3             23.75              41,000          23.75


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

                                                         2003                      2002                        2001
                                                ------------------        -------------------        ------------------

                                                            Wtd Avg                   Wtd Avg                    Wtd Avg
                                                 Shares      Price        Shares      Price           Shares      Price
                                                 ------      -----        ------      -----           ------      -----
     Outstanding at beginning of year            30,000      $4.00          30,000     $4.00          69,000      $3.94
     Granted                                          -       -                  -      -                  -       -
     Expired                                          -       -                  -      -                  -       -
     Exercised                                   (7,500)     $4.00               -      -            (39,000)     $4.00
                                                 ------                     ------                   -------
     Outstanding at end of year                  22,500      $4.00          30,000     $4.00          30,000      $4.00
                                                 ======                     ======                    ======
     Exercisable at end of year                  22,500      $4.00          30,000     $4.00          30,000      $4.00
                                                 ======                     ======                    ======

     Balance of shares available for
           grant at end of year                  98,250                     98,250                    98,250
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

13.   Income Taxes
      ------------

      The (loss) income before (benefit) provision for income taxes consisted of (in thousands):

                                                                                        Year Ended April 30,
                                                                                        --------------------
                                                                                     2003       2002       2001
                                                                                     ----       ----       ----
            U.S                                                                  ($ 3,680)    $ 1,568     $ 8,464
            Foreign                                                                (6,986)        130        (228)
                                                                                 --------     -------     -------
                                                                                 ($10,666)    $ 1,698     $ 8,236
                                                                                 ========     =======     =======
      The (benefit) provision for income taxes consists of the following (in thousands):
                                                                                     2003        2002        2001
                                                                                     ----        ----        ----
      Current:
            Federal                                                              ($ 1,650)    $     -     $ 3,520
            Foreign                                                                     -          32           -
            State                                                                       -         (70)        480
                                                                                 --------     -------     -------
                  Current (benefit) provision                                      (1,650)        (38)      4,000
      Deferred
            Federal                                                                  (352)        228      (1,214)
            Foreign                                                                  (171)         90           9
            State                                                                    (200)         40        (203)
            Valuation allowance- foreign                                              600           -           -
                                                                                 --------     -------     -------
                  Deferred (benefit) provision                                       (123)        358      (1,408)
                                                                                 --------     -------     -------
         Total (benefit) provision                                               ($ 1,773)    $   320     $ 2,592
                                                                                 ========     =======     =======
      The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands)
                                                                                     2003        2002        2001
                                                                                     ----        ----        ----
     Computed "expected" tax (benefit) expense                                   ($ 3,626)    $   577     $ 2,810
     State and local tax, net of federal benefit                                     (139)        (46)        317
     Valuation allowance on foreign deferred taxes                                    600           -           -
     Foreign taxes                                                                      -         118           9
     Nondeductible goodwill writedown                                               2,094           -           -
     Nondeductible expenses                                                           164          60         111
     Nontaxable life insurance cash value increase                                    (51)        (86)       (116)
     Tax credits                                                                     (768)       (210)       (310)
     Other items, net, none of which individually
         exceeds 5% of federal taxes at statutory rates                               (47)        (93)       (229)
                                                                                 --------     -------     -------
                                                                                 ($ 1,773)    $   320     $ 2,592
                                                                                 ========     =======     =======

      The components of deferred taxes are as follows (in thousands):

                                                      2003            2002
                                                      ----            ----
Deferred tax assets:
      Employee benefits                            $ 3,289          $ 3,279
      Inventory                                      1,505              995
      Accounts receivable                               50               50
      Marketable securities                            710               16
      Credit and loss carryforwards                    400                -
      Foreign research & development                   510              603
      Other liabilities                                214              372
      Foreign net operating loss carryforwards         970              539
      Miscellaneous     (116)                         (116)
                   ---------                       -------          -------
      Total deferred tax asset                       7,532            5,737
                                                   -------          -------
 Deferred tax liabilities:
      Property, plant and equipment                  2,061            1,812
                                                   -------          -------
Net deferred tax asset                               5,471            3,925
Valuation allowance                                   (600)               -
                                                   -------          -------
                                                   $ 4,871          $ 3,925
                                                   =======          =======

    At April 30, 2003, the Company has available approximately $2.2 million in net operating loss carryforwards at its European subsidiaries. In fiscal 2003, the Company recorded a $600,000 valuation allowance against a deferred tax asset of a foreign subsidiary.

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

    The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                     (in thousands)
                                              2003        2002        2001
                                              ----        ----        ----
 Net sales:
    Commercial Communications              $15,051      $26,663     $36,290
    U.S. Government                          8,906        4,513       3,727
    Gillam-FEI                               8,137       11,223       9,276
    less intersegment sales                   (567)      (1,220)        (83)
                                           -------      -------     -------
    Consolidated Sales                     $31,528      $41,179     $49,210
                                           =======      =======     =======

 Operating (loss) profit:
    Commercial Communications              ($7,123)     ($1,394)    $ 4,316
    U.S. Government                          1,887          733         462
    Gillam-FEI                              (6,972)         516        (238)
    Corporate                                 (282)         234       1,401
                                           -------     --------     -------
    Consolidated Operating (Loss) Profit  ($12,490)    $     89     $ 5,939
                                           =======     ========     =======

 Identifiable assets:
    Commercial Communications              $14,733      $21,101   $  25,025
    U.S. Government                          6,147        3,176       1,580
    Gillam-FEI                              12,305       17,956      19,237
    less intersegment balances                (964)      (1,575)       (234)
    Corporate                               53,508       55,353      56,431
                                           -------     --------  ----------
      Consolidated Identifiable Assets     $85,729      $96,011    $102,039
                                           =======      =======    ========

 Depreciation (allocated):
    Commercial Communications              $   930      $   995      $  956
    U.S. Government                            327          166         112
    Gillam-FEI                                 324          280         166
    Corporate                                   19           19          19
                                            ------       ------      ------
    Consolidated Depreciation Expense       $1,600       $1,460      $1,253
                                            ======       ======      ======

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

16.   Interim Results (Unaudited)
      ---------------------------

    Quarterly results for fiscal years 2003 and 2002 are as follows:

                                           (in thousands, except per share data)
                                                       2003 Quarter
                                         -------------------------------------
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

                                           (in thousands, except per share data)
                                                         2002 Quarter
                                         -------------------------------------
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Column A                Column B                  Column C                Column D          Column E
                --------                --------                  --------                --------          --------
                                                                  Additions
                                                                  ---------
             Description                Balance            Charged        Charged
                                           at             to costs       to other                          Balance at
                                        beginning            and         accounts-       Deductions          end of
                                        of period         expenses       describe         -describe          period
                                        ---------         --------       --------         ---------          ------
Year ended April 30, 2003
-------------------------
     Allowance for doubtful
     accounts                               $124               -                              -                $124

     Inventory reserves                   $2,941          $3,634           $35(c)        $3,012(b)           $3,598

Year ended April 30, 2002
-------------------------
     Allowance for doubtful
     accounts                               $190              $9                            $75(a)             $124

     Inventory reserves                   $2,537          $1,000           $(1)(c)         $595(b)           $2,941

Year ended April 30, 2001
-------------------------
     Allowance for doubtful
     accounts $190                                                                         $190

     Inventory reserves                   $1,188          $2,001            $1(c)          $653(b)           $2,537

(a)   Accounts written off
(b)   Inventory disposed or written off
(c)   Foreign currency translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        -------------------------------------------------------------------

NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

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

Item 11.  Executive Compensation
          ----------------------

    This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          ----------------------------------------------------------------

    This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

Item 15.  Principal Accountant Fees and Services
          --------------------------------------

    This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 16, 2003.

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)     Index to Financial Statements, Financial Statement Schedule and Exhibits
        ------------------------------------------------------------------------

        The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

        (1) FINANCIAL STATEMENTS

            Included in Part II of this report:
                                                                         Page(s)
                                                                         -------

              Report of Independent Auditors                               24

              Consolidated Balance Sheets
                 April 30, 2003 and 2002                                  25-26

              Consolidated Statements of Operations
                 -years ended April 30, 2003, 2002 and 2001                27

              Consolidated Statements of Changes in Stockholders' Equity
                 - years ended April 30, 2003, 2002 and 2001               28

              Consolidated Statements of Cash Flows
                 - years ended April 30, 2003, 2002 and 2001              29-30

              Notes to Consolidated Financial Statements                  31-46

        (2) Financial Statement Schedule

            Included in Part II of this report:

              Schedule II - Valuation and Qualifying Accounts              46

              Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

        (3) EXHIBITS

              Exhibit 23.1  -  Consent of Independent Auditors             57

              Exhibit 31    -  Certifications Pursuant to Section 302
                               of the Sarbanes-Oxley Act of 2002         58-59

              Exhibit 32    -  Certifications Pursuant to Section 906
                               of the Sarbanes-Oxley Act of 2002         60-61

            The exhibits listed on the accompanying Index to Exhibits beginning on page 57 are filed as part of this annual report.

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

                                INDEX TO EXHIBITS

                                  ITEM 14(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.     Identification                                  Statement or
in this         per Reg.          Description                   report specified
Form 10-K       229.601(b)        of Exhibit                    below
---------       ----------        -----------------             ---------------
     1             (3)            Copy of Certificate of
                                  Incorporation of the
                                  Registrant filed with
                                  the Secretary of State
                                  of Delaware (1)                      3.1

     2             (3)            Amendment to Certificate
                                  of Incorporation of the
                                  Registrant filed with
                                  the Secretary of State
                                  of Delaware on March 27,
                                  1981 (2)                             3.2

     3             (3)            Copy of By-Laws of the
                                  Registrant, as amended
                                  to date (3)                          3.3

     4             (4)            Specimen of Common Stock
                                  certificate (1)                      4.1

     5             (10)           Stock Bonus Plan of Registrant
                                  and Trust Agreement
                                  thereunder (4)                      10.2

     6             (10)           Employment agreement
                                  between Registrant and
                                  Martin B. Bloch (4)                 10.3

     7             (10)           Employment agreement
                                  between Registrant and
                                  Abraham Lazar (4)                   10.4

     8             (10)           Employment agreement
                                  between Registrant and
                                  John C. Ho (4)                      10.5

     9             (10)           Employment agreement
                                  between Registrant and
                                  Marvin Meirs (4)                    10.6

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.     Identification                                  Statement or
in this         per Reg.          Description                   report specified
Form 10-K       229.601(b)        of Exhibit                    below
---------       ----------        -----------------             ---------------
     10            (10)           Employment agreement
                                  between Registrant and
                                  Alfred Vulcan (4)                   10.7

     11            (10)           Employment agreement
                                  between Registrant and
                                  Harry Newman (4)                    10.8

     12            (10)           Employment agreement
                                  between Registrant and
                                  Marcus Hechler (4)                  10.9

     13            (10)           Form of stock escrow
                                  agreement between Vincenti &
                                  Schickler as escrow agent
                                  and certain officers of
                                  Registrant (4)                     10.10

     14            (10)           Form of Agreement concerning
                                  Executive Compensation (2)         10.11

     15            (10)           Registrant's 1982 Incentive
                                  Stock Option Plan (5)                 15

     16            (10)           Amendment dated April 19,
                                  1981 to Stock Bonus Plan
                                  of Registrant and Trust
                                  Agreement (3)                       20.1

     17            (3)            Amendment to Certificate
                                  of Incorporation of the
                                  Registrant filed with
                                  Secretary of State of
                                  Delaware on October 26,
                                  1984 (6)                              17

     18            (10)           Registrant's 1984 Incentive
                                  Stock Option Plan (6)                 18

     19            (10)           Registrant's Cash or Deferral
                                  Profit Sharing Plan and
                                  Trust under Internal Revenue
                                  Code Section 401,
                                  dated April 1, 1985 (7)               19

     20            (10)           Computation of Earnings        Included in the
                                  per Share of Common            Financial
                                  Stock                          Statements

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.     Identification                                  Statement or
in this         per Reg.          Description                   report specified
Form 10-K       229.601(b)        of Exhibit                    below
---------       ----------        -----------------             ---------------

     21            (10)           Amendment Restated Effective
                                  as of May 1, 1984 of the
                                  Stock Bonus Plan and Trust
                                  Agreement of Registrant (7)           21

     22            (3)            Amendment to Certificate
                                  of Incorporation of the
                                  Registrant filed with the
                                  Secretary of State of Delaware
                                  on October 22, 1986 (8)               22

     23            (10)           Amendment Restated Effective
                                  as of May 1, 1984 of the Stock
                                  Bonus Plan and Trust Agreement
                                  of Registrant (8)                     23

     24            (3)            Amended and Restated
                                  Certificate of
                                  Incorporation of the
                                  Registrant filed with
                                  the Secretary of State
                                  of Delaware on
                                  October 26, 1987 (10)                 24

     25            (22)           List of Subsidiaries
                                  of Registrant (10)                    25

     26            (10)           Employment agreement
                                  between Registrant and
                                  Charles Stone (9)                     26

     27            (10)           Employment agreement
                                  between Registrant and
                                  Jerry Bloch (9)                       27

     28            (10)           Registrant's 1987
                                  Incentive Stock Option
                                  Plan (9)                              28

     29            (10)           Registrant's Senior
                                  Executive Stock Option
                                  Plan (9)                              29

     30            (10)           Amendment dated Jan. 1, 1988
                                  to Registrant's Cash or
                                  Deferred Profit Sharing Plan
                                  and Trust under Section 401
                                  of Internal Revenue Code (9)          30

                                                                Exhibit No.
                                                                as filed with
                                                                Registration
Exhibit No.     Identification                                  Statement or
in this         per Reg.          Description                   report specified
Form 10-K       229.601(b)        of Exhibit                    below
---------       ----------        -----------------             ---------------

     31            (10)           Executive Incentive
                                  Compensation Plan between
                                  Registrant and various
                                  employees (9)                         31

     32            (10)           Amended Certificate of In-
                                  corporation of the Company
                                  filed with the Secretary of
                                  State of Delaware on
                                  November 2, 1989 (10)                 32

     33            (10)           Registrant's Employee Stock
                                  Option Plan (10)                      33

     34            (10)           Loan agreement between
                                  Registrant and Nat West
                                  Dated May 22, 1990 (10)               34

     35            (10)           Loan Agreement between
                                  Registrant's Employee
                                  Stock Ownership Plan and
                                  Registrant dated
                                  May 22, 1990 (10)                     35

     36            (23)           Consent of Independent
                                  Accountants to incorporation
                                  by reference of 2002 audit report
                                  in Registrant's Form S-8
                                  Registration Statement.               23.1

     37            (10)           Registrant's 1997 Independent
                                  Contractor Stock Option Plan (11)     4.14

     38            (10)           Contribution Agreement between
                                  Registrant and Reckson Operating
                                  Partnership L.P. dated
                                  January 6, 1998  (12)                 10.12

     39            (10)           Lease agreement between
                                  Registrant and Reckson
                                  Operating Partnership, L.P.
                                  dated January 6, 1998  (12)           10.13

     40            (10)           Plea Agreement, Civil Settlement
                                  and Related Documents dated
                                  June 19, 1998  (12)                   10.14

     41            (99)           Certifications Pursuant
                                  to Section
                                  906 of the Sarbanes-Oxley
                                  Act of 2002.                          99.1

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

                           ------------------------

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FREQUENCY ELECTRONICS, INC.


                                                     /s/ Alan L. Miller
                                                  ------------------------------
                                                  Name:  Alan L. Miller
                                                  Title: Chief Financial Officer
                                                         and Controller
   Dated:  August 18, 2003