Form 10-Q
period 2003-07-31
FREQUENCY ELECTRONICS INC
filed 2003-09-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 31, 2003

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

     The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 8, 2003 - 8,360,100

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                        Page No.

   Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
           July 31, 2003 (unaudited) and April 30, 2003                  3-4

       Condensed Consolidated Statements of Operations
        (unaudited) Three Months Ended July 31, 2003 and 2002             5

       Condensed Consolidated Statements of Cash Flows
        (unaudited)Three Months Ended July 31, 2003 and 2002              6

       Notes to Condensed Consolidated Financial Statements              7-11

   Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11-15

   Item 3 - Quantitative and Qualitative Disclosures
                about Market Risk                                        15

   Item 4 - Disclosure Controls and Procedures                           16


Part II.  Other Information:

   Item 1 - Legal Proceedings                                            16

   Item 6 - Exhibits and Reports on Form 8-K                             16

   Signatures                                                            17

   Exhibits                                                             18-21












                                    2 of 21

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets



                                                        July 31,       April 30,
                                                          2003           2003
                                                       (UNAUDITED)     (NOTE A)
                                                             (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                            $ 3,128          $ 5,952

  Marketable securities                                 26,135           27,829

  Accounts receivable, net of allowance
     for doubtful accounts of $124                      12,702            9,565

  Inventories                                           19,506           17,734

  Deferred income taxes                                  4,122            4,435

  Income taxes receivable                                  987            1,223

  Prepaid expenses and other                             1,472            1,198
                                                       -------          -------
         Total current assets                           68,052           67,936

Property, plant and equipment, at cost,
   less accumulated depreciation and
   amortization                                         11,473           11,105

Deferred income taxes                                      409              436

Cash surrender value of life insurance                   4,965            4,869

Goodwill                                                   937                -

Other assets                                             1,238            1,383
                                                       -------          -------
         Total assets                                  $87,074          $85,729
                                                       =======          =======




















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                                                       July 31,        April 30,
                                                         2003            2003
                                                      (UNAUDITED)      (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term credit obligations                        $ 1,539          $   179
  Accounts payable - trade                               1,748            1,294
  Accrued liabilities and other                          3,685            4,449
                                                       -------          -------
        Total current liabilities                        6,972            5,922

Deferred compensation                                    6,838            6,752
REIT liability and other liabilities                    11,011           11,151
                                                       -------          -------
        Total liabilities                               24,821           23,825
                                                       -------          -------
Minority interest in subsidiary                            142              195
                                                       -------          -------
Stockholders' equity:
  Preferred stock  - $1.00 par value                       -0-               -0-
  Common stock  -  $1.00 par value                       9,164            9,164
  Additional paid-in capital                            43,869           43,806
  Retained earnings                                      9,673           10,415
                                                       -------          -------
                                                        62,706           63,385

  Common stock reacquired and held
     in treasury-at cost, 807,590 shares
     at July 31, 2003 and 824,739 shares
     at April 30, 2003                                  (3,010)          (3,062)
  Other stockholders' equity                              (116)            (116)
  Accumulated other comprehensive income                 2,531            1,502
                                                       -------          -------
       Total stockholders' equity                       62,111           61,709
                                                       -------          -------
Total liabilities and stockholders' equity             $87,074          $85,729
                                                       =======          =======

















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                      2003              2002
                                                       (In thousands except
                                                          per share data)


Net sales                                           $ 8,754            $ 6,828
Cost of sales                                         6,187              4,773
                                                    -------            -------
        Gross margin                                  2,567              2,055

Selling and administrative expenses                   2,536              2,053
Research and development expense                      1,668                983
                                                    -------            -------
        Operating loss                               (1,637)              (981)

Other income (expense):
     Investment income                                  746                355
     Interest expense                                   (59)               (72)
     Other, net                                          13                  7
                                                    -------            -------
Loss before minority interest and
    benefit for income taxes                           (937)              (691)
Minority interest in loss of
    consolidated subsidiary                             (55)               (10)
                                                    -------            -------
Loss before benefit for income taxes                   (882)              (681)

Benefit for income taxes                               (140)              (192)
                                                    -------            -------
        Net loss                                    $  (742)           $  (489)
                                                    =======            =======


Net loss per common share
        Basic                                       $ (0.09)           $ (0.06)
                                                    =======            =======
        Diluted                                     $ (0.09)           $ (0.06)
                                                    =======            =======
Average shares outstanding
        Basic                                      8,348,133          8,373,567
                                                   =========          =========
        Diluted                                    8,348,133          8,373,567
                                                   =========          =========














     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                         2003             2002
                                                            (In thousands)

Cash flows from operating activities:
  Net loss                                            $  (742)          $  (489)
  Non-cash charges to earnings                            387               827
  Net changes in assets and liabilities                (2,962)             (635)
                                                      -------           -------
Net cash used in operating activities                  (3,317)             (297)
                                                      -------           -------
Cash flows from investing activities:
  Payment for acquisition                              (2,697)                -
  Proceeds from sale of marketable securities           5,180                 -
  Purchase of marketable securities                    (2,364)              463
  Other - net                                            (223)             (239)
                                                      -------           -------
Net cash (used in) provided by investing activities      (104)              224
                                                      -------           -------
Cash flows from financing activities:
  Proceeds from short-term credit obligations           1,506                 -
  Dividends paid                                         (834)             (833)
  Other - net                                            (201)             (306)
                                                      -------           -------
Net cash provided by (used in) financing activities       471            (1,139)
                                                      -------           -------
Net decrease in cash and cash equivalents
  before effect of exchange rate changes               (2,950)           (1,212)

Effect of exchange rate changes on cash
  and cash equivalents                                    126               163
                                                      -------           -------
Net decrease in cash and cash equivalents              (2,824)           (1,049)

    Cash at beginning of period                         5,952             5,383
                                                      -------           -------
    Cash at end of period                             $ 3,128           $ 4,334
                                                      =======           =======















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2003 and the results of its operations and cash flows for the three months ended July 31, 2003 and 2002. The April 30, 2003 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2003 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                 Three months ended July 31,
                                                 2003                 2002
  Basic EPS Shares outstanding
    (weighted average)                         8,348,133            8,373,567
  Effect of Dilutive Securities                      ***                  ***
                                               ---------            ---------
  Diluted EPS Shares outstanding               8,348,133            8,373,567
                                               =========            =========

     *** Dilutive securities are excluded for the three month periods ended July 31, 2003 and 2002 since the inclusion of such shares would be antidilutive due to the net loss for the quarters then ended. For the periods ended July 31, 2003 and 2002, options to purchase 312,800 and 204,500 shares of common stock were outstanding but are antidilutive since the exercise price is greater than the average market price of the Company's common shares during the fiscal periods. The calculation of diluted earnings per share excludes antidilutive securities.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 2003 and April 30, 2003 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,414,000 and $3,023,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,737,000  and
$3,598,000 at July 31, 2003 and April 30, 2003, respectively, consist of the following:

                                             July 31, 2003       April 30, 2003
                                                      (In thousands)

   Raw materials and Component parts           $ 8,606              $ 7,349
   Work in progress and Finished goods          10,900               10,385
                                               -------              -------
                                               $19,506              $17,734
                                               =======              =======

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - COMPREHENSIVE INCOME

     For the three months ended July 31, 2003 and 2002, total comprehensive income was $287,000 and $1,001,000, respectively.

NOTE F - SEGMENT INFORMATION

     The Company operates under four reportable segments:
     1. Commercial communications - consists principally of time and frequency control products used in commercial communication satellites and
          terrestrial     cellular     telephone    or    other     ground-based
          telecommunications.
     2. U.S. Government - consists of time and frequency control products used in terrestrial and space applications by the Department of Defense and other U.S. government agencies.
     3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.
     4. FEI-Zyfer - the products of the Company's newly acquired subsidiary incorporate Global Positioning System (GPS) technologies into systems
          and  subsystems  for  secure   communications,   both  government  and
          commercial, and other locator applications.
     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                              Three months ended July 31,
                                                 2003              2002
Net sales:
  Commercial Communications                  $ 4,869            $ 3,070
  U.S. Government                              1,644              1,922
  Gillam-FEI                                   1,347              1,944
  FEI-Zyfer                                      912                  -
  less intercompany sales                        (18)              (108)
                                             -------            -------
     Consolidated Sales                      $ 8,754            $ 6,828
                                             =======            =======
Operating (loss) profit:
  Commercial Communications                 $   (274)           $  (933)
  U.S. Government                                 72                379
  Gillam-FEI                                    (859)              (284)
  FEI-Zyfer                                     (478)                 -
  Corporate                                      (98)              (143)
                                             -------            -------
     Consolidated Operating Loss             $ 1,637            $  (981)
                                             =======            =======

                                               As of              As of
                                            July 31, 2003     April 30, 2003
Identifiable assets:
  Commercial Communications                  $17,404            $14,733
  U.S. Government                              6,166              6,147
  Gillam-FEI                                  12,142             12,305
  FEI-Zyfer                                    4,056                  -
  less intercompany balances                    (964)              (964)
  Corporate                                   48,270             53,508
                                             -------            -------
     Consolidated Identifiable Assets        $87,074            $85,729
                                             =======            =======

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - ACQUISITION OF FEI-ZYFER

     On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The business of the new subsidiary, FEI-Zyfer, Inc., is the design and manufacture of products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.

     The Company paid $2.3 million at closing, plus acquisition costs estimated at approximately $400,000. According to the terms of the purchase agreement, the Company will make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. The acquired business recorded revenue of $6.5 million for the year ended March 31, 2003 and $4.5 million in the prior fiscal year.

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been initially allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets, approximately $900,000, has been initially allocated to goodwill. The Company is in the process of determining the fair value of acquired tangible and intangible assets and, once identified, will reallocate the purchase price. Costs allocated to any intangible assets will be amortized over an appropriate period.

     The accompanying condensed consolidated statements of operations for the three-month period ended July 31, 2003, includes the results of operations of FEI-Zyfer from May 9, 2003 through July 31, 2003. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended July 31, 2003 and 2002, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of each of the periods presented. The fiscal 2002 financial information includes the results of operations of FEI-Zyfer for the period April 1 to June 30, 2002.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2002, nor does it purport to represent the results of operations for future periods.


                                                         Pro forma
                                                Three months ended July 31
                                                2003                 2002
                                           (In thousands except per share data)

   Net Sales                                  $ 8,855              $ 9,087
                                              -------              -------
   Operating Loss                             $(1,717)             $(1,023)
                                              -------              -------
   Loss from continuing operations             $ (800)             $  (579)
                                               ======              =======

   Earnings per share- basic                  $ (0.10)             $ (0.07)
                                              =======              =======
   Earnings per share- diluted                $ (0.10)             $ (0.07)
                                              =======              =======


NOTE H - EQUITY-BASED COMPENSATION

     The Company applies the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," as amended by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25,

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


"Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS 123, as amended by FAS 148, the Company provides pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                 Three months ended
                                                2003             2002
                                        (in thousands, except per share data)
  Net Loss, as reported                       $ (742)           $ (489)
                                              ======            ======
  Net Loss - pro forma                        $ (923)           $ (703)
                                              ======            ======

  Loss per share, as reported:
     Basic                                   $ (0.09)         $ (0.06)
                                             =======          =======
     Diluted                                 $ (0.09)         $ (0.06)
                                             =======          =======
  Loss per share- pro forma
     Basic                                   $ (0.11)         $ (0.08)
                                             =======          =======
     Diluted                                 $ (0.11)         $ (0.08)
                                             =======          =======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively, dividend yield of 1.83%; expected volatility of 63% and 65%; risk free interest rate (ranging from 5.5% to 8.0%); and expected lives ranging from seven to ten years.


Note I - Recently Issued Accounting Pronouncements

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

     In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The Company does not expect the adoption of FAS 149 to have a material effect on its financial position, results of operations or cash flows.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial position, results of operations or cash flows.

                                     Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2003 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

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

      Inventory

     In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventory reserves are established for slow-moving and obsolete items and are based upon management's experience

                  Frequency Electronics, Inc. and Subsidiaries
                                   (continued)

and expectations for future business. Any changes in reserves arising from revised expectations are reflected in cost of sales in the period the revision is made.


RESULTS OF OPERATIONS

The table below sets forth for the respective first quarters of fiscal years 2004 and 2003 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                Three months ended
                                                      July 31,
                                             2003                  2002
  Net sales
     Commercial Communications               55.4%                 46.2%
     U.S. Government                         18.8                  26.6
     Gillam-FEI                              15.4                  27.2
     FEI-Zyfer                               10.4                    -
                                            -----                 -----
                                            100.0                 100.0
  Cost of sales                              70.7                  69.9
                                            -----                 -----
                 Gross margin                29.3                  30.1
  Selling and administrative expenses        28.9                  30.1
  Research and development expenses          19.1                  14.4
                                            -----                 -----
                 Operating loss             (18.7)                (14.4)

  Other income (expense)- net                 8.6                   4.2
                                            -----                 -----
  Pretax loss                               (10.1)                (10.2)
  Benefit for income taxes                   (1.6)                 (2.9)
                                            -----                 -----
                 Net loss                    (8.5)%                (7.3)%
                                            =====                 =====

     During the first quarter of fiscal 2004, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The results of operations for the three-month period ended July 31, 2003, includes the results of operations of FEI-Zyfer from May 9, 2003 through July 31, 2003.

     For the three months ended July 31, 2003, operating loss increased by $656,000 (67%) and the net loss increased by $253,000 (52%) over the comparable period of fiscal year 2003. During the fiscal year 2004 period, FEI-Zyfer recorded an operating loss of $478,000 and a net loss of $335,000. The fiscal year 2004 results also reflect the continuing impact of the slowdown in the telecommunications industry over the past several quarters.

     Fiscal year 2004 first quarter revenues, including $912,000 from FEI-Zyfer, increased by $1.9 million (28%) from the first quarter of fiscal year 2003. During the fiscal year 2004 quarter, the Company recorded a sale of approximately $900,000 for seed stock units which, to accommodate certain wireless infrastructure customers, had been provided to them during fiscal year 2003. Excluding revenues from FEI-Zyfer and the seed stock units, fiscal year 2004 first quarter revenues increased by $109,000 (2%). On a segment by segment basis, Commercial Communications revenues (excluding seed stock revenues) increased by 29%, Gillam-FEI revenues were lower by 31% and US Government revenues decreased by 14%.

     First quarter gross margin rates declined slightly from 30% in fiscal year 2003 to 29% in fiscal year 2004. Gross margins for all segments are less than the Company's target of 40% as the sales volumes was unable to fully absorb fixed costs. The US Government margins were also impacted by cost overruns on certain larger programs in fiscal year 2004. The continuing delay in infrastructure spending by European telecommunications companies drove down Gillam-FEI sales volume and thus margins as well. With recent contract bookings, the Company expects to realize a greater level of sales in

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

subsequent quarters of the fiscal year which should result in improved profit margins during the remainder of fiscal year 2004.

     Selling and administrative costs for the quarter ended July 31, 2003, increased by $483,000 (24%) over the three months ended July 31, 2002. Excluding the fiscal year 2004 results of FEI-Zyfer, selling and administrative costs declined by 1% from fiscal year 2003. Compared to the first quarter of fiscal year 2003, euro-denominated selling and administrative costs at Gillam-FEI decreased by 13% in fiscal year 2004. Because of the 24% year-over-year increase in the value of the euro to the US dollar, Gillam-FEI's selling and administrative expenses, when denominated in dollars, were 8% ($50,000) higher than the year ago period. Reduced costs in the United States were partially offset by increased sales and marketing costs to support the Company's European office and continued investment in the Company's China manufacturing facility. The Company targets selling and administrative costs at 20% of revenues but has not achieved that result in recent quarters due to reduced revenue levels. In prior periods, the Company took steps to control and reduce its selling and administrative expenses such that, on increased revenues in subsequent fiscal quarters, it expects to achieve its targeted ratio of costs to sales.

     Research and development costs in the fiscal year 2004 quarter increased by $685,000 (70%) over the comparable three-month period ended July 31, 2002. The increase includes $285,000 in development spending on GPS systems by FEI-Zyfer. In addition, Gillam-FEI is working aggressively to complete the development of its next generation wireline signal synchronization unit which it expects to have ready for market within the next few months. The Company targets research and development spending at approximately 10% of sales but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. During this fiscal year, in addition to Gillam-FEI's wireline synchronization product and FEI-Zyfer's GPS systems, the Company intends to develop a common platform for time and frequency generators for commercial communications, further develop low-g (gravity) sensitivity oscillators for defense and secure applications and seek to identify new applications for its technologies. Internally generated cash and cash reserves are adequate to fund this development effort.

     Net nonoperating income and expense increased by $410,000 (141%) in the three months ended July 31, 2003 from the comparable fiscal year 2003 quarter. Investment income included realized gains of $304,000 on the sale or redemption of certain marketable securities as compared to net realized losses of $121,000 in the same period of fiscal year 2003. Interest expense decreased by $13,000 (18%) while other, net, increased by $6,000 during the fiscal year 2004 quarter compared to the same period of fiscal year 2003. Other, net, consists principally of certain non-recurring transactions and is generally not significant to net income.

     The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The Company's effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States. In the quarter ended July 31, 2003, the effective tax (benefit) rate is 15% due to the exclusion of the losses at one of the European subsidiaries. In fiscal year 2003, the Company recorded a $600,000 valuation allowance against the deferred tax asset of this foreign subsidiary. The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.0 million to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $61 million at July 31, 2003 which is comparable to working capital at April 30, 2003. Included in working capital at July 31, 2003 is $29.3 million of cash, cash equivalents and marketable securities, including $11.1 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

     Net cash used in operating activities for the three months ended July 31, 2003, was $3.3 million compared to $297,000 used in operations in the comparable fiscal year 2003 quarter. Approximately $1.4 million was used to support the

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

operations of the Company's new subsidiary, FEI-Zyfer. The Company considers the infusion of working capital into FEI-Zyfer as part of its investment in this entity to enable it to achieve better results than the predecessor company experienced in recent years.

     The other major component of the use of cash during the fiscal year 2004 quarter was the growth in accounts receivable. This growth reflects the timing of the billing and payment cycle. Shortly after the end of the quarter, the Company collected significant amounts against outstanding balances and expects to collect additional sums on several large billings which occurred at the end of the quarter. The Company anticipates that it will generate positive cash flow from operating activities for the full fiscal year.

     Net cash used in investing activities for the three months ended July 31, 2003, was $104,000. The principal use of cash was to acquire the net assets of FEI-Zyfer for approximately $2.7 million. This acquisition and the subsequent financial support, as discussed in the preceding paragraph, was partially funded by the redemption or sale of certain marketable securities. Approximately $2.8 million was obtained from the sale or redemption of certain marketable securities net of purchases of other marketable securities. These inflows were offset by the acquisition of capital equipment for approximately $238,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend less than $2 million on capital equipment during fiscal year 2004. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash provided by financing activities for the three months ended July 31, 2003, was $471,000 compared to the use of $1.1 million for the comparable fiscal year 2003 quarter. Included in both fiscal quarters is payment of the Company's semiannual dividend in the aggregate amount of $834,000 and $833,000, respectively. During the fiscal year 2004 quarter, the Company took advantage of the low interest rate environment and borrowed $1.5 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. In addition, during the fiscal year 2004 quarter the Company made scheduled payments against debt and other obligations of $226,000.

     At July 31, 2003, the Company's backlog amounted to approximately $28 million compared to the approximately $31 million backlog at April 30, 2003. Of this backlog, approximately 70% is realizable in the next twelve months.

Recently Issued Accounting Pronouncements

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

     In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The Company does not expect the adoption of FAS 149 to have a material effect on its financial position, results of operations or cash flows.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)




     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial position, results of operations or cash flows.



                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.0 million and $11.1 million, respectively, at July 31, 2003. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2003, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income). The Company has also borrowed $1.5 million against a credit line it established with a financial institution which manages a portion of the Company's portfolio of marketable securities. The borrowings, which have a one-year maturity, bear a fixed rate of interest. Renewal or increased borrowings against the credit line will be predicated on the available interest rate compared to yields on marketable securities. As a consequence, a 10% change in market interest rates would not have a material effect on the fair value of the Company's short-term credit obligations or results of operations (interest expense).

Foreign  Currency  Risk

     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2003, the amount related to foreign currency exchange rates is a $3,105,000 unrealized gain.

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


                                     Item 4.
Disclosure Controls and Procedures


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


                                     PART II

ITEM 1 - Legal Proceedings

                                            None


ITEM 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits:
          31.1 -  Certification  by the  Chief  Executive  Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 -  Certification  by the  Chief  Financial  Officer  Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 - Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 - Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K-

          Registrant's Form 8-K, dated May 19, 2003, containing disclosure under
          Item 2 thereof (acquisition of the net assets of Zyfer, Inc.), was filed with the Securities and Exchange Commission on May 19, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: September 15, 2003                     BY  /s/Alan Miller
                                                 --------------
                                                  Alan Miller
                                                  Chief Financial Officer
                                                  and Controller

                                                                    Exhibit 31.1

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;



   /s/ Martin B. Bloch                                    September 15, 2003
   -------------------
     Martin B. Bloch
     Chief Executive Officer

                                                                  Exhibit 31.2

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;


     /s/ Alan Miller                                          September 15, 2003
     ---------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Martin B. Bloch                                        September 15, 2003
   -------------------
     Martin B. Bloch
     Chief Executive Officer


     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


     This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/ Alan Miller                                          September 15, 2003
     ---------------
     Alan L. Miller
     Chief Financial Officer


     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


     This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.