Form 10-Q
period 2003-10-31
FREQUENCY ELECTRONICS INC
filed 2003-12-15
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended October 31, 2003

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

     The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 8, 2003 - 8,370,956

Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                      Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          October 31, 2003 and April 30, 2003                           3-4

      Consolidated Condensed Statements of Operations
          Six Months Ended October 31, 2003 and 2002                     5

      Condensed Consolidated Statements of Operations
          Three Months Ended October 31, 2003 and 2002                   6

      Condensed Consolidated Statements of Cash Flows
          Six Months Ended October 31, 2003 and 2002                     7

      Notes to Condensed Consolidated Financial Statements              8-12

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                12-15

  Item 3- Quantitative and Qualitative Disclosures about Market Risk    16

  Item 4- Disclosures Controls and Procedures                           16


Part II.  Other Information:

  Item 1 - Legal Proceedings                                            17

  Item 6 - Exhibits and Reports on Form 8-K                             17

  Signatures                                                            18

  Exhibits                                                             19-22

                  Frequency Electronics, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                      October 31,      April 30,
                                                         2003            2003
                                                         ----            ----
                                                      (UNAUDITED)       (NOTE A)
                                                             (In thousands)
ASSETS:

Current assets:
    Cash and cash equivalents                          $  1,831       $  5,952
    Marketable securities                                26,983         27,829
    Accounts receivable, net of allowance for
               doubtful accounts of $124                 12,357          9,565
    Inventories                                          20,581         17,734
    Deferred income taxes                                 3,962          4,435
    Income taxes receivable                                 787          1,223
    Prepaid expenses and other                            1,529          1,198
                                                       --------       --------
           Total current assets                          68,030         67,936

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                       11,116         11,105

Deferred income taxes                                       402            436

Cash surrender value of life insurance                    5,020          4,869

Intangible assets, net                                      807              -

Other assets                                              1,239          1,383
                                                       --------       --------
           Total assets                                $ 86,614       $ 85,729
                                                       ========       ========





















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)


                                                       October 31,     April 30,
                                                          2003           2003
                                                          ----           ----
                                                      (UNAUDITED)      (NOTE A)
                                                             (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Short-term credit obligations                 $  1,202        $    179
        Accounts payable - trade                         2,040           1,294
        Dividend payable                                   837             834
        Accrued liabilities and other                    3,378           3,615
                                                      --------        --------
              Total current liabilities                  7,457           5,922

Deferred compensation                                    6,923           6,752
REIT liability and other liabilities                    10,856          11,151
                                                      --------        --------
      Total liabilities                                 25,236          23,825
                                                      --------        --------

Minority interest in subsidiary                             88             195
                                                      --------        --------

Stockholders' equity:
  Preferred stock  - $1.00 par value                      -0-             -0-
  Common stock  -  $1.00 par value                       9,164           9,164
  Additional paid-in capital                            43,947          43,806
  Retained earnings                                      8,601          10,415
                                                      --------        --------
                                                        61,712          63,385
  Common stock reacquired and held in treasury
    -at cost, 792,984 shares at October 31, 2003
     and 824,739 shares at April 30, 2003               (2,965)         (3,062)
  Other stockholders' equity                              (116)           (116)
  Accumulated other comprehensive income                 2,659           1,502
                                                      --------        --------
  Total stockholders' equity                            61,290          61,709
                                                      --------        --------
  Total liabilities and stockholders' equity          $ 86,614        $ 85,729
                                                      ========        ========


















                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                          Six Months Ended October 31,
                                   (Unaudited)

                                                     2003              2002
                                                     ----              ----
                                            (In thousands except per share data)


Net Sales                                          $18,779          $15,128
Cost of sales                                       12,892           10,452
                                                   -------          -------
        Gross margin                                 5,887            4,676

Selling and administrative expenses                  5,315            3,942
Research and development expenses                    2,915            1,672
                                                   -------          -------
        Operating loss                              (2,343)            (938)

Other income (expense):
     Investment income                               1,343              782
     Interest expense                                 (124)            (117)
     Other income (expense), net                       (38)             (84)
                                                   -------          -------

Loss before minority interest and
        provision for income taxes                  (1,162)            (357)

Minority Interest in loss of
     consolidated subsidiary                          (107)             (22)
                                                   -------          -------
Loss before benefit/provision for income taxes      (1,055)            (335)

Benefit for income taxes                               (78)             (97)
                                                   --------         -------
        Net loss                                   $  (977)         $  (238)
                                                   ========         ========


Net loss per common share
        Basic                                      $ (0.12)         $ (0.03)
                                                   =======          =======
        Diluted                                    $ (0.12)         $ (0.03)
                                                   =======          =======
Average shares outstanding
        Basic                                     8,357,568        8,336,310
                                                  =========        =========
        Diluted                                   8,357,568        8,336,310
                                                  =========        =========
















                See accompanying notes to consolidated condensed
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                         Three Months Ended October 31,
                                   (Unaudited)

                                                      2003              2002
                                                      ----              ----
                                            (In thousands except per share data)


Net Sales                                            $10,025         $ 8,300
Cost of sales                                          6,705           5,679
                                                     -------         -------
        Gross Margin                                   3,320           2,621

Selling and administrative expenses                    2,778           1,889
Research and development expense                       1,247             689
                                                     -------         -------
        Operating (loss) profit                         (705)             43

Other income (expense):
     Investment income                                   597             427
     Interest expense                                    (65)            (45)
     Other income (expense), net                         (51)            (91)
                                                     -------         -------
(Loss) Income before minority interest and
     provision for income taxes                         (224)            334

Minority Interest in loss of
     consolidated subsidiary                             (52)            (12)
                                                     --------        -------
(Loss) Income before provision for income taxes         (172)            346

Provision for income taxes                                62              95
                                                     -------         -------
        Net (loss) income                            $  (234)        $   251
                                                     =======         =======


Net (loss) earnings per common share
        Basic                                        $ (0.03)        $  0.03
                                                     =======         =======
        Diluted                                      $ (0.03)        $  0.03
                                                     =======         =======

Average shares outstanding
        Basic                                       8,367,003       8,334,053
                                                    =========       =========
        Diluted                                     8,367,003       8,364,409
                                                    =========       =========











                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                          Six Months Ended October 31,
                                   (Unaudited)


                                                          2003            2002
                                                          ----            ----
                                 (In thousands)

Cash flows from operating activities:
  Net loss                                             $  (977)        $  (238)
  Non-cash charges to earnings                             899           1,766
  Net changes in other assets and liabilities           (3,880)         (2,381)
                                                       -------         -------
Net cash used in operating activities                   (3,958)           (853)

Cash flows from investing activities:
  Payment for acquisition                               (2,643)              -
  Proceeds from sale of marketable securities            7,397           5,208
  Purchase of marketable securities                     (4,879)         (3,879)
  Other - net                                             (240)           (380)
                                                       -------         -------
Net cash (used in) provided by investing activities       (365)            949

Cash flows from financing activities:
  Proceeds from short-term credit obligations            1,183               -
  Payment of cash dividend                                (834)           (833)
  Payment on long-term obligations                        (315)           (499)
  Repurchase of stock for treasury                           -            (501)
  Other - net                                               57               -
                                                       -------         -------
Net cash provided by (used in) financing activities         91          (1,833)
                                                       -------         -------
Net decrease in cash and cash equivalents
  before effect of exchange rate changes                (4,232)         (1,737)

Effect of exchange rate changes
  on cash and cash equivalents                             111             204
                                                       -------         -------

  Net decrease in cash                                  (4,121)         (1,533)

  Cash at beginning of period                            5,952           5,383
                                                       -------         -------
  Cash at end of period                                $ 1,831         $ 3,850
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

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2003 and the results of its operations for the six and three months and cash flows for the six months ended October 31, 2003 and 2002. The April 30, 2003 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2003 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                              Periods ended October 31,
                                       Six months             Three months
                                       ----------             ------------
                                   2003        2002         2003        2002
                                   ----        ----         ----        ----
Basic EPS Shares outstanding
  (weighted average)             8,357,568   8,336,310    8,367,003   8,334,053
Effect of Dilutive Securities          ***         ***          ***      30,356
                                 ---------   ---------    ---------   ---------
Diluted EPS Shares outstanding   8,357,568   8,336,310    8,367,003   8,364,409
                                 =========   =========    =========   =========

       *** Dilutive securities are excluded for the six- and three month periods ended October 31, 2003 and the three month period ended October 31, 2002 since the inclusion of such shares would be antidilutive due to the net loss for the periods then ended.

     Options to purchase 993,287 shares were outstanding during the three months ended October 31, 2002, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the period, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2003 and April 30, 2003 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,362,000 and $3,023,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,885,000  and
$3,598,000 at October 31, 2003 and April 30, 2003, respectively, consist of the following:

                                          October 31, 2003       April 30, 2003
                                                      (In thousands)

  Raw materials and Component parts           $ 9,359                $ 7,349
  Work in progress and Finished goods          11,222                 10,385
                                              -------                -------
                                              $20,581                $17,734
                                              =======                =======

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the six months ended October 31, 2003 and 2002, total comprehensive income was $180,000 and $865,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                  Six months               Three months
                                                         Periods ended October 31,
                                              2003         2002           2003       2002
                                              ----         ----           ----       ----
  Net sales:
   Commercial Communications                $10,994      $ 7,088       $ 6,133      $4,018
   U.S. Government                            3,667        4,285         2,014       2,363
   Gillam-FEI                                 2,527        4,052         1,180       2,108
   FEI-Zyfer                                  1,968            -         1,056           -
   less intercompany sales                     (377)        (297)         (358)       (189)
                                            -------      -------       -------      ------
    Consolidated Sales                      $18,779      $15,128       $10,025      $8,300
                                            =======      =======       =======      ======
  Operating profit (loss):
   Commercial Communications                $   273      $(1,323)      $   547      $ (390)
   U.S. Government                              328          953           257         574
   Gillam-FEI                                (1,587)        (270)         (728)         14
   FEI-Zyfer                                 (1,009)           -          (531)          -
   less intercompany transactions              (122)         (17)         (115)        (17)
   Corporate                                   (226)        (281)         (135)       (138)
                                            -------      -------       -------      ------
    Consolidated Operating (Loss) Profit    $(2,343)     $  (938)      $  (705)     $   43
                                            =======      ========      =======      ======

                                       October 31, 2003      April 30, 2003
  Identifiable assets:
   Commercial Communications                $19,709            $14,733
   U.S. Government                            5,515              6,147
   Gillam-FEI                                11,493             12,305
   FEI-Zyfer                                  4,280                  -
   less intercompany balances                (1,549)              (964)
   Corporate                                 47,166             53,508
                                            -------            -------
    Consolidated Identifiable Assets        $86,614            $85,729
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

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been initially allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets, approximately $900,000, is initially allocated to intangible assets. The Company is in the process of determining the fair value of acquired tangible and intangible assets and, once identified, will reallocate the purchase price. Costs allocated to any intangible assets will be amortized over an appropriate period.

     The accompanying condensed consolidated statements of operations for the six- and three-month periods ended October 31, 2003, includes the results of operations of FEI-Zyfer from May 9, 2003 through October 31, 2003. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six and three months ended October 31, 2003 and 2002, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of each of the periods presented. The fiscal 2002 financial information includes the results of operations of FEI-Zyfer for the period April 1 to September 30, 2002.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2002, nor does it purport to represent the results of operations for future periods.


                                                    Pro forma periods ended October 31
                                                               (unaudited)
                                                Six months                   Three months
                                           2003           2002             2003         2002
                                           ----           ----             ----         ----
                                                    (In thousands except per share data)
  Net Sales                               $18,880        $19,779         $10,025      $10,692
                                          -------        -------         -------      -------
  Operating Loss                          $(2,423)       $(1,142)        $  (705)     $  (119)
                                          -------        -------         --------     -------
  (Loss) income from
       continuing operations              $(1,036)       $  (468)        $  (236)      $  111
                                          =======        =======         =======       ======
  (Loss) Earnings per share- basic         $(0.12)        $(0.06)         $(0.03)       $0.06
                                           ======         ======          ======        =====
  (Loss) Earnings per share- diluted       $(0.12)        $(0.06)         $(0.03)       $0.01
                                           ======         ======          ======        =====



NOTE H - EQUITY-BASED COMPENSATION

     The Company applies the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," as amended by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continues to measure compensation cost in accordance with Accounting Principles

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                          Periods ended October 31
                                                   Six months                Three months
                                               2003         2002          2003          2002
                                               ----         ----          ----          ----
                                                       (In thousands except per share data)
  Net (Loss) Income, as reported              $ (977)      $ (238)       $ (234)        $ 251
                                              ======       ======        ======         =====
  Net (Loss) Income - pro forma              $(1,360)      $ (653)       $ (436)        $  50
                                             =======       ======        ======         =====

  (Loss) Earnings per share, as reported:
     Basic                                   $(0.12)       $(0.03)       $(0.03)       $ 0.03
                                             ======        ======        ======        ======
     Diluted                                 $(0.12)       $(0.03)       $(0.03)       $ 0.03
                                             ======        ======        ======        ======
  (Loss) Earnings per share- pro forma
     Basic                                   $(0.16)       $(0.08)       $(0.05)       $ 0.01
                                             ======        ======        ======        ======
     Diluted                                 $(0.16)       $(0.08)       $(0.05)       $ 0.01
                                             ======        ======        ======        ======

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

     In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The adoption of FAS 149 had no material effect on the Company's financial position, results of operations or cash flows.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 149 had no material effect on the Company's financial position, results of operations or cash flows.

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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     For contracts in the Company's Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the other business segments, and sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received.

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


RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2004 and 2003 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:
                                            Six months            Three months
                                                Periods ended October 31,
                                         2003       2002        2003       2002
                                         ----       ----        ----       ----
 Net Sales
    Commercial Communications            56.6%      46.1%       57.8%      47.2%
    U.S. Government                      19.5       28.3        20.1       28.5
    Gillam-FEI                           13.4       25.6        11.6       24.3
    FEI-Zyfer                            10.5          -        10.5          -
                                        -----      -----       -----      -----
                                        100.0      100.0       100.0      100.0
 Cost of Sales                           68.7       69.1        66.9       68.4
                                        -----      -----       -----      -----
       Gross Margin                      31.3       30.9        33.1       31.6
 Selling and administrative expenses     28.3       26.1        27.7       22.8
 Research and development expenses       15.5       11.0        12.4        8.3
                                        -----      -----       -----      -----
       Operating (loss) profit          (12.5)      (6.2)       (7.0)       0.5

 Other income (expense)- net              6.9        3.8         5.3        3.5
                                        -----      -----       -----      -----
 Pretax (Loss) Income                    (5.6)      (2.4)       (1.7)       4.0
 (Benefit) Provision for income taxes    (0.4)      (0.8)        0.6        1.0
                                        ------     -----       -----      -----
       Net (loss) income                 (5.2)%     (1.6)%      (2.3)%      3.0%
                                        =====      =====       =====      =====

     During the first quarter of fiscal 2004, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The results of operations for the six- and three-month periods ended October 31, 2003, include the results of operations of FEI-Zyfer from May 9, 2003 through October 31, 2003.

     For the six months ended October 31, 2003, the operating loss increased by $1.4 million (150%) over the same period ended October 31, 2002. The fiscal year 2004 second quarter operating loss of $705,000 is compared to an operating profit of $43,000 in the second quarter of fiscal year 2003. The net loss for the six months ended October 31, 2003 increased by $739,000 (310%) over the net loss recorded for the first six months of fiscal year 2003, and the net loss of $234,000 during the second quarter of fiscal year 2004 is compared to net income of $251,000 in the second quarter of fiscal year 2003. These results

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

include those of newly acquired FEI-Zyfer, which recorded operating losses of $1.0 million and $531,000, respectively, and net losses of $711,000 and $376,000, respectively, during the six and three months ended October 31, 2003. The fiscal year 2004 results also reflect the continuing impact of the slowdown in the European telecommunications industry over the past several quarters.

     Revenues for the six and three months ended October 31, 2003, increased by $3.6 million (24%) and $1.7 million (21%), respectively, from the same periods of fiscal year 2003. The fiscal 2004 periods include revenues for FEI-Zyfer of $1.97 million and $1.06 million, respectively. Also, during the first quarter of fiscal year 2004, the Company recorded a sale of approximately $900,000 for seed stock units which, to accommodate certain wireless infrastructure customers, had been provided to them during fiscal year 2003. Excluding revenues from FEI-Zyfer and the seed stock units, fiscal year 2004 revenues increased by $778,000 (5%) and $669,000 (8%), respectively, over the six and three month periods ended October 31, 2002. On a segment by segment basis, for the six and three month periods ended October 31, 2003, Commercial Communications revenues (excluding seed stock revenues) increased by 42% and 53%, respectively; Gillam-FEI revenues were lower by 38% and 44%, respectively; and US Government revenues decreased by 14% and 15%, respectively. The Commercial Communications revenues reflect growth in capital spending in the wireless infrastructure industry as well as modest increases in commercial communication satellite activity. Gillam-FEI revenues continued at a lower rate due to the deferral or postponement of telecommunications spending in Europe. US Government segment revenues declined as the Company neared the end of certain long-term contracts.

     Gross margin rates for the six and three months ended October 31, 2003, improved slightly to 31.3% and 33.1% from 30.9% and 31.6% in the same periods of fiscal year 2003. Gross margins for all segments are less than the Company's target of 40% as sales volumes were unable to fully absorb fixed costs. The US Government margins were also impacted by cost overruns on certain larger programs in fiscal year 2004. The continuing delay in infrastructure spending by European telecommunications companies drove down Gillam-FEI sales volume and thus margins as well. With recent contract bookings, the Company expects to realize a greater level of sales in subsequent quarters of the fiscal year which should result in improved profit margins during the remainder of fiscal year 2004.

     Selling and administrative costs for the six and three months ended October 31, 2003, increased by $1.4 million (35%) and $889,000 (47%), respectively, over the same periods of fiscal year 2003. Excluding the fiscal year 2004 results of FEI-Zyfer, selling and administrative costs increased by $297,000 (8%) and $310,000 (16%), respectively, from the six and three month periods of fiscal year 2003. Most of these increases are attributable to expenses at Gillam-FEI resulting from severance pay to certain employees of its French subsidiary coupled with the significant year-over-year increase in the value of the euro to the US dollar. Reduced costs in the United States were partially offset by increased sales and marketing costs to support the Company's European office and continued investment in the Company's China manufacturing facility. The Company targets selling and administrative costs at 20% of revenues but has not achieved that result in recent quarters due to reduced revenue levels. In prior periods, the Company took steps to control and reduce its selling and administrative expenses such that, on increased revenues in subsequent fiscal quarters, it expects to achieve its targeted ratio of costs to sales.

     Research and development costs in the six and three months ended October 31, 2003 increased by $1.2 million (74%) and $558,000 (81%) over the comparable periods ended October 31, 2002. The increase includes $610,000 and $325,000, respectively, in development spending on GPS systems by FEI-Zyfer. In addition, Gillam-FEI is working aggressively to complete the development of its next generation wireline signal synchronization unit, which it expects to have ready for market before the end of fiscal year 2004. The Company targets research and development spending at approximately 10% of sales but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. During this fiscal year, in addition to Gillam-FEI's wireline synchronization product and FEI-Zyfer's GPS systems, the Company intends to develop a common platform for time and frequency generators for commercial communications, further develop low-g (gravity) sensitivity oscillators for defense and secure applications and seek to identify new applications for its technologies. Where possible, the Company

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

attempts to secure development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund this development effort.

     Net nonoperating income and expense increased by $600,000 (103%) and $190,000 (65%) in the six and three months ended October 31, 2003 from the comparable fiscal year 2003 periods. Investment income in the fiscal year 2004 periods included realized gains of approximately $480,000 and $180,000, respectively, on the sale or redemption of certain marketable securities as compared to net realized losses of $160,000 and $40,000, respectively, in the same periods of fiscal year 2003. Interest expense decreased by $7,000 (6%) and $20,000 (44%), respectively, which fluctuates based on short-term borrowing requirements of the Company, particularly in Europe. Other expense, net, decreased by $46,000 and $40,000, respectively, during the fiscal year 2004 periods compared to the six and three months ended October 31, 2002. In the fiscal year 2003 periods, the Company realized a $17,000 loss on disposal of certain assets, which did not recur in fiscal year 2004. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

     The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The Company's effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States. In the six months ended October 31, 2003, the effective tax (benefit) rate is 7% while for the three month period then ended, the Company recorded a tax expense despite realizing a consolidated pretax loss. This is due to the inability to consolidate the tax losses originating at one of the European subsidiaries. In fiscal year 2003, the Company recorded a $600,000 valuation allowance against the deferred tax asset of this foreign subsidiary. The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.0 million to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $61 million at October 31, 2003, which is comparable to working capital at April 30, 2003. Included in working capital at October 31, 2003 is $28.8 million of cash, cash equivalents and marketable securities, including $11.4 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

     Net cash used in operating activities for the six months ended October 31, 2003, was $3.96 million compared to $853,000 used in operations in the comparable fiscal year 2003 period. Approximately $1.8 million was used to support the operations of the Company's new subsidiary, FEI-Zyfer. The Company considers the infusion of working capital into FEI-Zyfer as part of its investment in this entity to enable it to achieve better results than the predecessor company experienced in recent years. The other major components of the use of cash during the fiscal year 2004 period are the growth in inventories and accounts receivable. Both are reflective of the recent sales growth trend and the need to acquire inventory to meet expected demand. The Company expects that it will generate positive cash flow from operating activities during the second half of fiscal year 2004, however, this inflow may not be sufficient to exceed the investments made in the first half of the fiscal year. Consequently, the Company may report a net use of cash from operating activities for the full fiscal year.

     Net cash used in investing activities for the six months ended October 31, 2003, was $365,000. The principal use of cash was to acquire the net assets of FEI-Zyfer for approximately $2.6 million. This acquisition and the subsequent financial support, as discussed in the preceding paragraph, was partially funded by the redemption or sale of certain marketable securities. Approximately $2.5 million was obtained from the sale or redemption of certain marketable securities net of purchases of other marketable securities. These inflows were offset by the acquisition of capital equipment for approximately $320,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company intends to spend less than $2 million on capital equipment during fiscal year 2004. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash provided by financing activities for the six months ended October 31, 2003, was $91,000 compared to the use of $1.8 million for the comparable fiscal year 2003 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $834,000 and $833,000, respectively. During fiscal year 2004, the Company took advantage of the low interest rate environment and borrowed $1.0 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. In addition, during fiscal year 2004 the Company made scheduled payments against debt and other obligations of $315,000.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     At October 31, 2003, the Company's backlog amounted to approximately $41 million compared to the approximately $31 million backlog at April 30, 2003. Of this backlog, approximately 80% is realizable in the next twelve months.



                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.6 million and $11.4 million, respectively, at October 31, 2003. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2003, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2003, the amount related to foreign currency exchange rates is a $3,012,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

                                    Item 4.

Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report.


     As required by Rule 13a-15(d) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on that evaluation, there has been no such change during quarter covered by this report.

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

     (b) Reports on Form 8-K-

          Form 8-K, dated October 16, 2003, containing disclosure under Item 5 thereof (dividend declaration.), was filed with the Securities and Exchange Commission on October 17, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: December 15, 2003                     BY   /s/ Alan Miller
                                               -----------------------
                                                  Alan Miller
                                                  Chief Financial Officer
                                                  and Controller

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.



   /s/  Martin B. Bloch                                       December 15, 2003
   --------------------
     Martin B. Bloch
     Chief Executive Officer

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




   /s/  Alan L. Miller                                        December 15, 2003
   -------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Martin B. Bloch                                       December 15, 2003
   --------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/  Alan L. Miller                                        December 15, 2003
   -------------------
     Alan L. Miller
     Chief Financial Officer



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