Form 10-Q
period 2004-01-31
FREQUENCY ELECTRONICS INC
filed 2004-03-16
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 2004 - 8,389,864

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX

Part I.  Financial Information:                                      Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          January 31, 2004 and April 30, 2003                          3-4

      Consolidated Condensed Statements of Operations
          Nine Months Ended January 31, 2004 and 2003                   5

      Condensed Consolidated Statements of Operations
          Three Months Ended January 31, 2004 and 2003                  6

      Condensed Consolidated Statements of Cash Flows
          Nine Months Ended January 31, 2004 and 2003                   7

      Notes to Condensed Consolidated Financial Statements             8-12

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               12-16

  Item 3- Quantitative and Qualitative Disclosures about Market Risk  16-17

  Item 4- Disclosures Controls and Procedures                          17


Part II.  Other Information:

  Item 1 - Legal Proceedings                                           17

  Item 6 - Exhibits and Reports on Form 8-K                            17

  Signatures                                                           18

  Exhibits                                                            19-22

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets



                                                      January 31,      April 30,
                                                         2004             2003
                                                      (UNAUDITED)       (NOTE A)
                                                            (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                            $ 2,774          $ 5,952

  Marketable securities                                 27,747           27,829

  Accounts receivable, net of allowance for
     doubtful accounts of $140 at January 31,
     2004 and $124 at April 30, 2003                    14,023            9,565

  Inventories                                           22,869           17,734

  Deferred income taxes                                  3,795            4,435

  Income taxes receivable                                  813            1,223

  Prepaid expenses and other                             1,924            1,198
                                                       -------          -------
         Total current assets                           73,945           67,936

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                      11,608           11,105

Deferred income taxes                                      361              436

Cash surrender value of life insurance                   5,075            4,869

Intangible assets, net                                     558                -

Other assets                                             1,305            1,383
                                                       -------          -------
         Total assets                                  $92,852          $85,729
                                                       =======          =======




















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                                                       January 31,     April 30,
                                                          2004           2003
                                                       (UNAUDITED)     (NOTE A)
                                                             (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term credit obligations                         $ 3,487         $   179
  Accounts payable - trade                                4,056           1,294
  Dividend payable                                          -0-             834
  Accrued liabilities and other                           4,216           3,615
                                                        -------         -------
        Total current liabilities                        11,759           5,922

Deferred compensation                                     7,006           6,752
REIT liability and other liabilities                     10,818          11,151
                                                        -------         -------
        Total liabilities                                29,583          23,825
                                                        -------         -------
Minority interest in subsidiary                              62             195
                                                        -------         -------

Stockholders' equity:
  Preferred stock  - $1.00 par value                        -0-             -0-
  Common stock  -  $1.00 par value                        9,164           9,164
  Additional paid-in capital                             44,080          43,806
  Retained earnings                                       8,932          10,415
                                                        -------         -------
                                                         62,176          63,385

  Common stock reacquired and held in treasury
    -at cost, 777,375 shares at January 31, 2004
    and 824,739 shares at April 30, 2003                 (2,918)         (3,062)
  Other stockholders' equity                               (116)           (116)
  Accumulated other comprehensive income                  4,065           1,502
                                                        -------         -------
        Total stockholders' equity                       63,207          61,709
                                                        -------         -------
        Total liabilities and stockholders' equity      $92,852         $85,729
                                                        =======         =======

















     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                        2004             2003
                                                        ----             ----
                                                        (In thousands except
                                                           per share data)


Net Sales                                             $32,831          $24,518
Cost of sales                                          22,171           16,769
                                                      -------          -------
        Gross margin                                   10,660            7,749

Selling and administrative expenses                     8,134            6,041
Restructuring charge                                      431                -
Research and development expenses                       4,309            2,941
                                                      -------          -------
        Operating loss                                 (2,214)          (1,233)

Other income (expense):
     Investment income                                  1,778            1,341
     Interest expense                                    (206)            (190)
     Other income (expense), net                          (33)              55
                                                      -------          -------
Loss before minority interest and
        provision for income taxes                       (675)             (27)

Minority Interest in loss of
        consolidated subsidiary                          (132)             (38)
                                                      -------          -------
(Loss) income before provision for income taxes          (543)              11

Provision for income taxes                                100               10
                                                      -------          -------
        Net (loss) income                             $  (643)         $     1
                                                      =======          =======


Net (loss) earnings per common share
        Basic                                        $  (0.08)        $   0.00
                                                     ========         ========
        Diluted                                      $  (0.08)        $   0.00
                                                     ========         ========

Average shares outstanding
        Basic                                        8,364,837        8,330,367
                                                     =========        =========
        Diluted                                      8,364,837        8,393,651
                                                     =========        =========














     See accompanying notes to consolidated condensed financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                     2004             2003
                                                     ----             ----
                                                     (In thousands except
                                                        per share data)


Net Sales                                          $14,052           $ 9,390
Cost of sales                                        9,279             6,317
                                                   -------           -------
        Gross Margin                                 4,773             3,073

Selling and administrative expenses                  2,945             2,099
Restructuring charge                                   305                 -
Research and development expense                     1,394             1,269
                                                   -------           -------
        Operating profit (loss)                        129              (295)

Other income (expense):
     Investment income                                 435               559
     Interest expense                                  (83)              (74)
     Other income (expense), net                         5               140
                                                   -------           -------
Income before minority interest and
     provision for income taxes                        486               330

Minority Interest in loss of
        consolidated subsidiary                        (25)              (16)
                                                   -------           -------
Income before provision for income taxes               511               346

Provision for income taxes                             178               107
                                                   -------           -------
        Net income                                 $   333           $   239
                                                   =======           =======


Net earnings per common share
        Basic                                     $   0.04          $   0.03
                                                  ========          ========
        Diluted                                   $   0.04          $   0.03
                                                  ========          ========

Average shares outstanding
        Basic                                    8,379,375         8,318,481
                                                 =========         =========
        Diluted                                  8,589,893         8,390,162
                                                 =========         =========














     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                           2004          2003
                                                           ----          ----
                                                              (In thousands)

Cash flows from operating activities:
  Net (loss) income                                       $  (643)      $     1
  Non-cash charges to earnings                              1,348         1,781
  Net changes in other assets and liabilities              (5,169)       (1,403)
                                                          -------       -------
Net cash (used in) provided by operating activities        (4,464)          379

Cash flows from investing activities:
  Payment for acquisition                                  (2,658)            -
  Proceeds from sale of marketable securities               7,897         8,067
  Purchase of marketable securities                        (4,879)       (6,484)
  Other - net                                                (864)         (214)
                                                          -------       -------
Net cash (used in) provided by investing activities          (504)        1,369

Cash flows from financing activities:
  Proceeds from short-term credit obligations               3,479             -
  Payment of cash dividend                                 (1,671)       (1,664)
  Payment on long-term obligations                           (440)         (537)
  Repurchase of stock for treasury                              -          (501)
  Other - net                                                  57            30
                                                          -------       -------
Net cash provided by (used in) financing activities         1,425        (2,672)
                                                          -------       -------

Net (decrease) increase in cash and cash equivalents
   before effect of exchange rate changes                  (3,543)         (924)

Effect of exchange rate changes
   on cash and cash equivalents                               365           283
                                                          -------       -------

     Net (decrease) increase in cash                       (3,178)         (641)

     Cash at beginning of period                            5,952         5,383
                                                          -------       -------

     Cash at end of period                                $ 2,774       $ 4,742
                                                          =======       =======














     See accompanying notes to condensed consolidated financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2004 and the results of its operations for the nine and three months and cash flows for the nine months ended January 31, 2004 and 2003. The April 30, 2003 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2003 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                            Periods ended January 31,
                                       Nine months             Three months
                                       -----------             ------------
                                   2004        2003         2004         2003
                                   ----        ----         ----         ----
Basic EPS Shares outstanding
  (weighted average)             8,364,837   8,330,367    8,379,375    8,318,481
Effect of Dilutive Securities          ***      63,284      210,518       71,681
                                 ---------   ---------    ---------    ---------
Diluted EPS Shares outstanding   8,364,837   8,393,651    8,589,893    8,390,162
                                 =========   =========    =========    =========

     *** Dilutive securities are excluded for the nine month period ended January 31, 2004 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

     Options to purchase 475,250 shares of common stock were outstanding during the three months ended January 31, 2004, and 777,387 and 665,437 shares of common stock were outstanding during the nine and three-month periods ended January 31, 2003, respectively, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2004 and April 30, 2003 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,339,000 and $3,023,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,077,000  and
$3,598,000 at January 31, 2004 and April 30, 2003, respectively, consist of the following:
                                         January 31, 2004       April 30, 2003
                                         ----------------       --------------
                                                      (In thousands)

 Raw materials and Component parts           $10,703               $ 7,349
 Work in progress and Finished goods          12,166                10,385
                                             -------               -------
                                             $22,869               $17,734
                                             =======               =======

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - COMPREHENSIVE INCOME

     For the nine months ended January 31, 2004 and 2003, total comprehensive income was $1,920,000 and $1,827,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                 Nine months                Three months
                                                          Periods ended January 31,
                                             2004         2003           2004          2003
                                             ----         ----           ----          ----
Net sales:
      Commercial Communications            $18,985       $12,032       $ 7,983       $ 4,944
      U.S. Government                        5,344         6,857         1,686         2,572
      Gillam-FEI                             5,248         6,135         2,721         2,083
      FEI-Zyfer                              4,008             -         2,040             -
      less intercompany sales                 (754)         (506)         (378)         (209)
                                           -------       -------       -------       -------
  Consolidated Sales                       $32,831       $24,518       $14,052       $ 9,390
                                           =======       =======       =======       =======
Operating profit (loss):
      Commercial Communications            $ 1,102       $(2,205)      $   827        $ (882)
      U.S. Government                          544         1,772           216           819
      Gillam-FEI                            (2,359)         (403)         (772)         (133)
      FEI-Zyfer                               (907)            -           102             -
      less intercompany transactions          (223)          (32)         (101)          (15)
      Corporate                               (371)         (365)         (143)          (84)
                                           -------       -------       -------       -------
  Consolidated Operating (Loss) Profit     $(2,214)      $(1,233)      $   129       $  (295)
                                           =======       =======       =======       =======

                                              January 31, 2004    April 30, 2003
                                              ----------------    --------------
  Identifiable assets:
      Commercial Communications                   $21,286            $14,733
      U.S. Government                               4,793              6,147
      Gillam-FEI                                   14,369             12,305
      FEI-Zyfer                                     5,018                  -
      less intercompany balances                   (1,820)              (964)
      Corporate                                    49,206             53,508
                                                  -------            -------
         Consolidated Identifiable Assets         $92,852            $85,729
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

     The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company will make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. The acquired business recorded revenue of $6.5 million for the year ended March 31, 2003 and $4.5 million in the prior fiscal year.

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to intangible assets ($600,000) which will be amortized over the next 3 to 5 years.

     The accompanying condensed consolidated statements of operations for the nine- and three-month periods ended January 31, 2004, includes the results of operations of FEI-Zyfer from May 9, 2003 through January 31, 2004. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine and three months ended January 31, 2004 and 2003, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of each of the periods presented. The fiscal 2003 financial information includes the results of operations of FEI-Zyfer for the periods April 1 to December 31, 2002 and October 1, 2002 to December 31, 2002.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2002, nor does it purport to represent the results of operations for future periods.


                                          Pro forma periods ended January 31
                                                    (unaudited)
                                        Nine months             Three months
                                      2004       2003          2004       2003
                                      ----       ----          ----       ----
                                      (In thousands except per share data)

Net Sales                           $32,923     $31,074      $14,052    $11,295
                                    -------     -------      -------    -------
Operating (Loss) Profit             $(2,212)    $(1,354)       $ 129     $ (198)
                                    -------     -------        -----     ------
(Loss) income from
     continuing operations           $ (642)     $ (113)       $ 333      $ 280
                                     ======      ======        =====      =====
(Loss) Earnings per share- basic     $(0.08)     $(0.01)      $ 0.04     $ 0.03
                                     ======      ======       ======     ======
(Loss) Earnings per share- diluted   $(0.08)     $(0.01)      $ 0.04     $ 0.03
                                     ======      ======       ======     ======


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

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                Periods ended January 31
                                          Nine months            Three months
                                       2004        2003         2004      2003
                                       ----        ----         ----      ----
                                         (In thousands except per share data)

Net (Loss) Income, as reported        $ (643)     $    1       $  333     $ 239
                                      ======      ======       ======     =====
Net (Loss) Income - pro forma        $(1,228)      $(607)      $  131     $  46
                                     =======       =====       ======     =====

(Loss) Earnings per share, as reported:
   Basic                             $ (0.08)    $  0.00      $  0.04    $  0.03
                                     =======     =======      =======    =======
   Diluted                           $ (0.08)    $  0.00      $  0.04    $  0.03
                                     =======     =======      =======    =======
(Loss) Earnings per share- pro forma
   Basic                             $ (0.15)    $ (0.07)     $  0.02    $  0.01
                                     =======     =======      =======    =======
   Diluted                           $ (0.15)    $ (0.07)     $  0.02    $  0.01
                                     =======     =======      =======    =======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively, dividend yield of 1.83%; expected volatility of 63% and 65%; risk free interest rate (ranging from 5.5% to 8.0%); and expected lives ranging from seven to ten years.


NOTE I - RESTRUCTURING CHARGE

     During fiscal year 2004, the Company's majority-owned subsidiary in France substantially completed a restructuring of its operations. This resulted in a charge to earnings of $431,000 for the nine months ended January 31, 2004, of which $305,000 was incurred during the three-month period then ended. These charges relate to severance and special compensation payments to discharged employees. During the nine months ended January 31, 2004, the Company paid $110,000 of these charges. At January 31, 2004, the Company has accrued $256,000 related to severance payments and $65,000 related to special compensation payments, in accordance with FAS 112, "Employers' Accounting for Postemployment Activities" and FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," respectively. The accrual is expected to be paid by the end of fiscal year 2004.


NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 had no material effect on the Company's financial position, results of operations or cash flows.

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     In December 2003, the FASB published a revision to Statement No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106" ("FAS 132R"). FAS 132R requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of FAS 132 remain in effect until the provisions of FAS 132R are adopted. FAS 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by FAS 132R are effective for interim periods beginning after December 15, 2003. Adoption of FAS 132R is not expected to have a material impact on the Company's consolidated financing position, results of operations or cash flows.

     In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46R"). This Interpretation, which replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is still assessing the impact that FIN 46R will have on its financial position and results of operations.

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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

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

     Contracts in the Company's Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the other business segments, and sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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


RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2004 and 2003 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:
                                            Nine months           Three months
                                                  Periods ended January 31,
                                         2004        2003        2004      2003
                                         ----        ----        ----      ----
 Net Sales
    Commercial Communications            57.8%       49.1%       56.8%     52.6%
    U.S. Government                      16.3        28.0        12.0      27.4
    Gillam-FEI                           16.0        25.0        19.4      22.2
    FEI-Zyfer                            12.2          -         14.5        -
    less intercompany sales              (2.3)       (2.1)       (2.7)     (2.2)
                                        -----       -----       -----     -----
                                        100.0       100.0       100.0     100.0
 Cost of Sales                           67.5        68.4        66.0      67.3
                                        -----       -----       -----     -----
                        Gross Margin     32.5        31.6        34.0      32.7
 Selling and administrative expenses     24.8        24.6        21.0      22.3
 Restructuring charge                     1.3          -          2.2        -
 Research and development expenses       13.1        12.0         9.9      13.5
                                        -----       -----       -----     -----
             Operating (Loss) Profit     (6.7)       (5.0)        0.9      (3.1)

 Other income (expense)- net              5.1         5.0         2.7       6.7
                                        -----       -----       -----     -----
 Pretax (Loss) Income                    (1.6)        0.0         3.6       3.6
 Provision for income taxes               0.3         0.0         1.3       1.0
                                        -----       -----       -----     -----
                  Net (Loss) Income      (1.9)%       0.0%        2.3%      2.6%
                                        =====       =====       =====     =====

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     During the first quarter of fiscal 2004, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The results of operations for the nine- and three-month periods ended January 31, 2004, include the results of operations of FEI-Zyfer from May 9, 2003 through January 31, 2004. The Company considers the operating and net losses of FEI-Zyfer during the nine months ended January 31, 2004 ($907,000 and $639,000, respectively) to be part of its investment in the technologies and skills that were obtained with the FEI-Zyfer acquisition.

     For the nine months ended January 31, 2004, the operating loss increased by $981,000 (80%) to $2.2 million, from $1.2 million for the same period ended January 31, 2003. The net loss of $643,000 for the nine months ended January 31, 2004 is compared to net income of $1,000 in the third quarter of fiscal year 2003. These results include the losses of FEI-Zyfer and also reflect the continuing impact of the slowdown in the European telecommunications industry over the past several quarters. Fiscal year 2004 third quarter operating income of $129,000 increased by $424,000 from an operating loss of $295,000 in the third quarter of fiscal year 2003. Net income of $333,000 during the third quarter of fiscal year 2004 increased by $94,000 (39%) over net income of $239,000 in the third quarter of fiscal year 2003. The improvement in fiscal year 2004 third quarter results is attributable to increased revenues, as detailed below, and FEI-Zyfer's operating profit and net income of $102,000 and $72,000, respectively.

     Revenues for the nine and three months ended January 31, 2004, increased by $8.3 million (34%) and $4.7 million (50%), respectively, from the same periods of fiscal year 2003. The fiscal 2004 periods include revenues for FEI-Zyfer of $4.0 million and $2.0 million, respectively. Also, during the first quarter of fiscal year 2004, the Company recorded a sale of approximately $900,000 for seed stock units which, to accommodate certain wireless infrastructure customers, had been provided to them during fiscal year 2003. Excluding revenues from the seed stock units for the nine-month period and FEI-Zyfer revenues for both periods, fiscal year 2004 revenues increased by $3.4 million (14%) and $2.6 million (28%), respectively, over the nine- and three-month periods ended January 31, 2003. On a segment by segment basis, for the fiscal periods ended January 31, 2004, Commercial Communications revenues increased by 50% for the nine months (excluding seed stock revenues) and 61% for the three-month period; Gillam-FEI revenues decreased by 14% for the nine months and increased by 31% for the three-month period, and US Government revenues decreased by 22% for the nine months and 34% for the three-month period. The Commercial Communications revenues reflect growth in capital spending in the wireless infrastructure industry as well as increases in commercial communication satellite activity.
Gillam-FEI revenues continued to reflect the deferral or postponement of telecommunications spending in Europe which now appears to be improving. US Government segment revenues declined as the Company neared the end of certain long-term contracts.

     Gross margin rates for the nine and three months ended January 31, 2004, improved to 32.5% and 34.0%, respectively, from 31.6% and 32.7% in the same periods of fiscal year 2003. Gross margins for all segments are less than the Company's target of 40% as sales volumes, particularly in fiscal year 2003 and the first half of fiscal year 2004, did not fully absorb fixed costs. Margins on initial and early stage development US Government contracts are generally lower than production orders and this factor impacted overall margins in that segment during fiscal year 2004. The delay in infrastructure spending by European telecommunications companies drove down Gillam-FEI sales volume and thus margins as well. With recent contract bookings, the Company expects to realize a greater level of sales in the last quarter of the current fiscal year and during fiscal year 2005, which should result in improved profit margins in these future periods.

     During fiscal year 2004, the Company's majority-owned subsidiary in France substantially completed a restructuring of its operations. This resulted in a charge to earnings of $431,000 for the nine months ended January 31, 2004, of which $305,000 was incurred during the three-month period then ended. The Company does not expect to incur significant costs in the future related to this restructuring although it may recognize a one-time gain upon the sale of the subsidiary's current manufacturing facility.

     Excluding the restructuring charge discussed above, selling and administrative costs for the nine and three months ended January 31, 2004, increased by $2.1 million (35%) and $846,000 (40%), respectively, over the same periods of fiscal year 2003. Excluding the fiscal year 2004 effect of FEI-Zyfer, selling and administrative costs increased by $384,000 (6%) and $213,000 (10%), respectively, from the nine and three month periods of fiscal year 2003. Most

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

of the nine-month increase is attributable to expenses at the Company's European subsidiaries resulting from the significant year-over-year increase in the value of the euro to the US dollar. Third quarter results were also impacted by increased costs to support the Company's European sales office, continued investment in the Company's China manufacturing facility and, in the United States, by increased sales and marketing costs as well as accruals for incentive compensation plans due to improving profitability. The Company targets selling and administrative costs at 20% of revenues but has not achieved that result in recent quarters due to reduced revenue levels. In prior periods, the Company took steps to control and reduce its selling and administrative expenses such that, on increased revenues in subsequent fiscal quarters, it expects to achieve its targeted ratio of costs to sales.

     Research and development costs in the nine and three months ended January 31, 2004 increased by $1.4 million (47%) and $125,000 (10%) over the comparable periods ended January 31, 2003. The increases include $860,000 and $250,000, respectively, in development spending on GPS systems by FEI-Zyfer. In addition, Gillam-FEI is working aggressively to complete the development of its next generation wireline signal synchronization unit (designated "US5G"), which it expects to have ready for market before the end of fiscal year 2004. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. During this fiscal year, in addition to Gillam-FEI's US5G product and FEI-Zyfer's GPS systems, the Company is developing a common platform for time and frequency generators for commercial communications, low-g (gravity) sensitivity oscillators for defense and secure applications and identifying new applications for its technologies. For certain programs, the Company obtains development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund this development effort.

     Net nonoperating income and expense increased by $333,000 (28%) in the nine month period ended January 31, 2004 and declined by $268,000 (43%) during the three month period then ended, compared to the same periods of fiscal year 2003. Investment income increased by $437,000 (33%) during the nine months of fiscal year 2004 compared to the same period of fiscal year 2003 and included realized gains of approximately $480,000 compared to net realized losses of $57,000 in the prior year. For the three month period ended January 31, 2004, investment income declined by $124,000 (22%) from the same period of fiscal year 2003 due to the realized gains in the prior year versus no gains or losses in the current fiscal year period. Interest expense in the nine- and three-month periods ended January 31, 2004, increased by $16,000 (8%) and $9,000 (12%), respectively, compared to the same periods of fiscal year 2003. This reflects increases in the short-term borrowing requirements of the Company. Other expense, net, decreased by $88,000 and $135,000, respectively, during the fiscal year 2004 periods compared to the nine and three months ended January 31, 2003. In the third quarter of fiscal year 2003, the Company realized a gain of $148,000 on the sale of a portion of a building owned by its French subsidiary. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

     The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The Company's effective rate is lower than the statutory rate primarily due to the availability of Research and Development Tax Credits in the United States. Tax losses originating at the Company's European and Asian subsidiaries are not consolidated with U.S. source income. Consequently, for the nine months ended January 31, 2004, the Company recorded a tax expense despite recording a consolidated pretax loss. The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.0 million to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $62 million at January 31, 2004, which is comparable to working capital at April 30, 2003. Included in working capital at January 31, 2004 is $30.5 million of cash, cash equivalents and marketable securities, including $12.4 million of REIT units which are convertible to Reckson Associates Realty Corp. common stock.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Net cash used in operating activities for the nine months ended January 31, 2004, was $4.5 million compared to $379,000 provided by operations in the comparable fiscal year 2003 period. Approximately $2.6 million was used to support the operations of the Company's new subsidiary, FEI-Zyfer. The Company considers the infusion of working capital into FEI-Zyfer as part of its investment in this entity to enable it to achieve better results than the predecessor company experienced in recent years. The other major components of the use of cash during the fiscal year 2004 period are the growth in inventories and accounts receivable. Both are reflective of the recent sales growth trend and the need to acquire inventory to meet expected demand. The Company expects that it will generate positive cash flow from operating activities during the last quarter of fiscal year 2004; however, this inflow may not be sufficient to exceed the investments made in the first nine months of the fiscal year. Consequently, the Company may report a net use of cash from operating activities for the full fiscal year. The Company anticipates improved operating results in fiscal year 2005 and expects to generate positive cash flow from operations in that year.

     Net cash used in investing activities for the nine months ended January 31, 2004, was $505,000. The principal use of cash was to acquire the net assets of FEI-Zyfer for approximately $2.7 million. This acquisition and the subsequent financial support, as discussed in the preceding paragraph, was partially funded by the redemption or sale of certain marketable securities. Approximately $3.0 million was obtained from the sale or redemption of certain marketable securities net of purchases of other marketable securities. These inflows were offset by the acquisition of capital equipment for approximately $900,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.

     The Company will continue to acquire more efficient equipment to automate its production process and expand its capacity. The Company expects to spend approximately $1 million on capital equipment during fiscal year 2004 and less than $2 million in fiscal year 2005. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash provided by financing activities for the nine months ended January 31, 2004, was $1.4 million compared to the use of $2.7 million for the comparable fiscal year 2003 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $1.7 million. During fiscal year 2004, the Company took advantage of the low interest rate environment and borrowed $2.8 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. In addition, during fiscal year 2004 the Company made scheduled payments against debt and other obligations of $387,000.



     At January 31, 2004, the Company's backlog amounted to approximately $46 million compared to the approximately $31 million backlog at April 30, 2003. Of this backlog, approximately 80% is realizable in the next twelve months.


                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk
     ------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.3 million and $12.4 million, respectively, at January 31, 2004. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2004, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Foreign Currency Risk
     ---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2004, the amount related to foreign currency exchange rates is a $3,658,000 unrealized gain.

     The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

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

     As required by Rule 13a-15(d) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.



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

  (b) Reports on Form 8-K-

     No filings on Form 8-K were made during the three-month period ended January 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FREQUENCY ELECTRONICS, INC.
                                              (Registrant)


Date: March 16, 2004                  BY  /s/ Alan Miller
                                          --------------------
                                            Alan Miller
                                            Chief Financial Officer
                                            and Controller

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Martin B. Bloch                                              March 16, 2004
    -----------------
     Martin B. Bloch
     Chief Executive Officer

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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Alan L. Miller                                               March 16, 2004
    ------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Martin B. Bloch                                              March 16, 2004
    -----------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Alan L. Miller                                               March 16, 2004
    ------------------
     Alan L. Miller
     Chief Financial Officer



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