Form 10-K
period 2004-04-30
FREQUENCY ELECTRONICS INC
filed 2004-07-29
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

(Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended April 30, 2004
                                       OR

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange on
           Title of each class                      which registered
----------------------------------------         ------------------------
Common Stock (par value $1.00 per share)         American Stock Exchange


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12 b-2).    Yes     No X
                                            ---    ---

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2003 - $56,400,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 23, 2004 - 8,440,832

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about September 30, 2004.

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

      In the mid-1990's, the Company transformed itself from primarily a defense contract manufacturer into a high-tech provider of precision time and frequency products for commercial applications found in both ground-based communication stations and on-board satellites. The Company also continues to support the United States government with products for defense and space applications.

      The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications. The Company's technologies provide unique solutions that are essential building blocks for the next generation of broadband wireless and for the ongoing expansion of existing wireless and wireline networks. The Company's mission is to provide the most advanced control of frequency and time - essential factors for synchronizing communication networks and for providing reference frequencies for certain military, commercial and scientific, terrestrial and space applications.

      The Company has divided its operations into four principal markets:

      (1) Products for commercial communications which are based either on the ground or in space. The Company's space and terrestrial commercial communications programs are produced by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, and was created as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign

      (2) Products used by the United States Government for defense or space applications. The Company's subsidiary, FEI Government Systems, Inc. ("FEI-GSI"), was formed to focus on supplying the Company's technology and legacy proprietary products to the United States military and other U.S. government agencies.

      (3) Products for wireline and network synchronization systems. These products are produced by Gillam-FEI, the Company's Belgian subsidiary, acquired in September 2000. Products delivered by Gillam-FEI provide essential network monitoring and wireline synchronization for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.

      (4) Products that incorporate global positioning systems ("GPS") technology. These precision time and frequency generation and synchronization products are manufactured by the Company's newly-acquired subsidiary FEI-Zyfer, Inc. ("FEI-Zyfer"). As described more fully below, early in fiscal year 2004, the Company acquired the business and net assets of Zyfer, Inc. forming a new wholly-owned subsidiary. FEI-Zyfer's GPS capability complements the Company's existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.

      During fiscal year 2002, the Company formed two new wholly-owned subsidiaries to provide broader manufacturing capabilities and worldwide reach for the Company's proprietary products. Frequency Electronics, Inc. Asia ("FEI-Asia") was established as an Asian-based low cost manufacturer of certain of the Company's commercial communications products. FEI-Europe, GmbH ("FEI-Europe") was established as a European sales and marketing office to promote the Company's new line of crystal oscillators as well as other proprietary products. FEI-Asia and FEI-Europe are included in the Company's commercial communications operations.

      Also in fiscal 2002 the Company made a strategic investment in Morion, Inc., a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company's equity investment in Morion permits the Company to secure a low cost source for high precision quartz resonators and crystal oscillators, many of which will be based on the Company's design and development work. In late fiscal 2004, the Company increased its investment in Morion. (See Note 8 to the financial statements.)



FISCAL 2004 AND 2003 SIGNIFICANT EVENTS
---------------------------------------

      Acquisition of FEI-Zyfer, Inc.

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. (Note-Subsequent to this transaction, Odetics changed its corporate name to Iteris, Inc.) The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company will pay up to a maximum of $1 million to Iteris, Inc. in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal 2004 and as a percentage of revenues in excess of $8 million in fiscal 2005. Based on FEI-Zyfer's performance in fiscal year 2004, the Company will pay an additional $140,000 to Iteris, Inc. FEI-Zyfer, with its own management team, is a fourth reportable segment in the Company's financial statements.

      Tax Adjustments

      During fiscal year 2004, the Company realized a tax benefit of $400,000 as the result of the reversal of certain tax liabilities. Such liabilities were established in prior years to recognize the potential tax contingency for certain judgmental tax adjustments and tax estimates. The Company's income tax returns were examined by the Internal Revenue Service and no changes were required for the years under audit. Accordingly, the tax liabilities established in those years are no longer required and the reversal of such liabilities was recorded as a tax benefit in the current year.

      Goodwill Impairment

      In the fourth quarter of fiscal year 2003, the Company performed an impairment test of the Gillam-FEI reporting unit. The fair value of this reporting unit was determined based upon valuations utilized in recent industry acquisition transactions and current market values of publicly-traded competitors and customers in the same industry as Gillam-FEI. Based on this test, the Company further analyzed its investment in Gillam-FEI and concluded that the goodwill associated with this acquisition was impaired. Consequently, the Company recorded a non-cash charge of $6.2 million against operating income for fiscal 2003 to reflect the write down of the full value of goodwill related to the Gillam-FEI acquisition.

      Inventory Adjustments

      The Company reduced the value of its inventory by approximately $3.6 million during the fourth quarter of fiscal 2003 due to events occurring at the end of the fiscal year. First, in April 2003, a customer notified the Company that the customer had cancelled an export-related contract which required the Company to write-off the related work-in-process inventory. Second, after experiencing modest improvement in telecommunications-related revenues earlier in the year, fourth quarter Commercial Communications segment revenue declined nearly 40% from the third quarter of fiscal year 2003. As a consequence, noting the competitive environment, the Company reduced certain inventory to estimated realizable value based on lowered sales volume expectations. Finally, during the fourth quarter of fiscal 2003, the Company completed certain process and product improvement projects which resulted in re-valuation or disposal of certain products built under previous designs.

REPORTABLE SEGMENTS
-------------------

      The Company operates under four reportable segments, aligned with the four markets described above: (1) Commercial Communications; (2) U.S. Government; (3) Gillam-FEI; and (4) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.

      The products for the Commercial Communications segment are principally marketed to wireless communications networks and to the commercial satellite market. The operations of FEI-Asia and FEI-Europe are included in the Commercial Communications segment. Both the Commercial Communication segment and the US Government segment are under common management and most product design, development and manufacturing is conducted in the Company's facility located in New York. The Company identifies the U.S Government business as a reportable segment based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment. The Gillam-FEI segment designs, develops and manufactures products for wireline and network synchronization. Its products are currently sold to non-U.S. customers. The FEI-Zyfer segment designs and manufactures products which incorporate GPS technologies. FEI-Zyfer sells its products to both commercial and US Government customers and collaborates with other FEI segments on joint product development activities.

      During fiscal years 2004, 2003 and 2002 approximately 56%, 47%, and 63%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. Sales for Gillam-FEI were approximately 17%, 25% and 26% of fiscal 2004, 2003 and 2002 revenues, respectively. For the years ended April 30, 2004, 2003 and 2002, approximately 14%, 28% and 11%, respectively, of the Company's sales were for U.S. Government end-use. In fiscal 2004, sales for the FEI-Zyfer segment were 13% of consolidated revenues. Sales information for the Commercial Communications, U.S. Government, Gillam-FEI, and FEI-Zyfer markets during each of the last five years are set forth in Item 6 (Selected Financial Data).

      Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2004, 2003 and 2002, foreign sales comprised 54%, 38% and 42%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

Commercial Communications segment:

      The Company provides high-tech precision time and frequency products that are found in both ground-based communication stations and on-board commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to the commercial markets. In previous years, the Company experienced accelerated growth in commercial communications revenues. However, this revenue growth trend was interrupted in fiscal years 2002 and 2003. Current overall market conditions in the telecommunications industry have improved in the latter half of fiscal year 2004. The Company anticipates that this industry will provide an opportunity for future sales growth based on increased capital spending by telecommunication companies and new or replacement orders for commercial communication satellites.

      Terrestrial- Wireless

      The development of new or improved technologies brings expanded and more reliable telecommunications services to the public. As digital cellular systems and PCS networks grow they require more base stations to meet the demand for better connectivity, higher data rates and quality of cell phone service. Cellular infrastructure integrators and original equipment manufacturing companies, consisting of some of the world's largest telecommunications companies, are building out existing networks even as they develop new technologies, such as EDGE (Enhanced Data rates for Global Evolution), 3G (3rd Generation) and other systems, to provide not only improved voice connectivity but also Internet, video and data transmission.

      Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology and enhanced systems such as CDMA (Code Division Multiple Access). These upgrades require more precise frequency control at the base stations to achieve a higher degree of services.

      With increased demand for wireless services on limited bandwidth, the requirement for precise timing becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, stable atomic "clock" as well as temperature stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA, TDMA (Time Division Multiple Access) or GSM (Global System for Mobile Communications) or a hybrid, such as EDGE, timing to ensure signal synchronization is essential.

      Space-based

      The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has increased the need to transmit information to earth-based receivers. This requires precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. The Company's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand-alone products for space applications. The Company's subminiature oven-controlled quartz crystal oscillator is a low cost, small size, precision crystal oscillator suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Commercial satellite programs such as Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company's space-qualified products.

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

      The Company's proprietary products have been used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System, are examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company's cesium beam atomic clock is presently employed in low frequency secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

Gillam-FEI segment:

      Gillam-FEI extends the Company's competencies into wire-line synchronization, network monitoring, specialized test equipment, and power supply products. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecom operators. Gillam-FEI is among the world leaders in the field of wireline synchronization, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI's major customers.

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

FEI-Zyfer segment:

      FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology. The products make use of both "in-the-clear" civil and "crypto-secured" military signals from GPS. In most cases, FEI-Zyfer's products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications. Approximately 50% of revenues are derived from sales where the end user is the US Government. FEI-Zyfer's products are an important extension of FEI's core product line, particularly in the area of GPS capabilities.


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

      Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including ultrastable and low-g sensitivity units for moving platforms and satellite systems, and fast warm-up, low power consumption units for mobile applications, including wideband-CDMA voice and data communications.

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

      High reliability hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These are used in manufacturing the Company's products and also supplied directly to customers, for space and other high reliability systems.

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

      For the wireline industry, the Company integrates its core components with other electronic modules into high-level platforms that provide a total synchronization solution. These signal synchronization units ("SSUs") are primarily designed and manufactured by Gillam-FEI. SSUs are inserted into digital telecommunication networks and provide reliable synchronization for proper operation of the network. The systems are primarily sold to telecommunication operators and vary from a few SSUs for a simple network to hundreds of units for complex networks. For operators of distribution networks such as electrical utilities and telecommunications operators, the Company offers the LYNX system--a flexible suite of complementary software modules that are distinctively combined to satisfy the requirements of the users. With the advent of digital broadband transmission technologies, reliable synchronization has become the Quality of Service for telecommunications operators world-wide.

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

      The Company's new subsidiary, FEI-Zyfer, manufactures products incorporating GPS technology by utilizing GPS signals to derive time and frequency information. These systems and subsystems are used in Enhanced wireless 911 (E911), secure government (SAASM- Selective Acquisition Anti-spoofing Module) and commercial communications and other applications.

      The GPS expertise of FEI-Zyfer has been joined with the technological capabilities and experience of FEIC in building crystal oscillators for harsh environments, to jointly develop a new system to be utilized in deep earth drilling.

BACKLOG
-------

      As of April 30, 2004, the Company's consolidated backlog amounted to approximately $36 million (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2005. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS
-----------------------

      The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. customers, including all of the sales of Gillam-FEI, totaled approximately 54%, 38% and 42% of net sales in fiscal years 2004, 2003 and 2002, respectively.

      The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2004, 2003 and 2002, approximately 14%, 28% and 11%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

      The Company's consolidated sales for each of the years ended April 30, 2004, 2003 and 2002 included sales to Motorola Corp. ("Motorola") of approximately $16.1 million, $10.0 million and $15.5 million, respectively. These amounts represent 32%, 32% and 38%, respectively, of consolidated sales for each of those years. Lucent Technologies ("Lucent") accounted for $5.5 million of revenues in fiscal year 2004 or 11% of consolidated sales. In fiscal year 2003, Northrop Grumman Corporation ("Northrop") accounted for $3.5 million of revenues or 11% of consolidated sales.

      During the three years ended April 30, 2004, sales to Motorola and Lucent were made by the Company's Commercial Communications segment, accounting for 74% in fiscal 2004, 73% in fiscal 2003 and 59% in fiscal 2002 of that segment's total sales.

      Fiscal year 2004 and 2003 revenues in the U.S. Government segment included sales to three customers, Northrop, Raytheon Missile Systems, Inc. ("Raytheon") and BAE Systems Aerospace, Inc. ("BAE"), accounting for 82% and 76%, respectively, of total segment sales. In fiscal year 2002, Boeing Satellite Systems, Inc. ("Boeing"), Raytheon and BAE accounted for 77% of total segment revenues.

      During fiscal years 2004, 2003 and 2002, France Telecom and Belgacom were major customers of the Gillam-FEI segment. These European telecom companies accounted for 31%, 23% and 30%, respectively, of the segment's revenues in those fiscal years.

      In fiscal year 2004, General Dynamics accounted for 19% of the revenues in the FEI-Zyfer segment. The loss by the Company of any one of these customers would have a material adverse effect on the Company's business.

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


RESEARCH AND DEVELOPMENT
------------------------

      The Company's technological expertise continues to be an important factor to support future growth in revenues and earnings. The Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products, conducting research to develop new time and frequency technologies, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

      The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2004, 2003 and 2002, the Company expended $5.3 million, $4.6 million and $6.6 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2005, the Company is targeting to spend from $4.5 million to $6.0 million on research and development in similar areas. The actual amount spent will depend on market conditions and identification of new opportunities.

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

COMPETITION
-----------

    The Company experiences competition in all areas of its business. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or other extreme hostile environments, prompt and responsive contract performance, technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. Because of the very high precision of certain of its components, the Company has few competitors. For lower precision components there is significant competition from a number of suppliers.

      In recent years, the Company has successfully outsourced certain component manufacturing processes to third parties and more recently to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with end-user applications provides a strong competitive advantage.

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


EMPLOYEES
---------

      The Company employs approximately 460 persons worldwide. None of the U.S. employees are represented by labor unions, while in Europe approximately five employees in one facility are represented by a French labor union.

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

      The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin     -    Chairman of the Board of Directors

Martin B. Bloch        -    President, Chief Executive Officer and Director

Markus Hechler         -    Executive Vice President, President of FEI Government Systems,
                                      Inc. and Assistant Secretary

Michel Gillard         -    President, Gillam-FEI

Hugo Fruehauf          -    President, FEI-Zyfer

Charles S. Stone       -    Vice President, Low Noise Development

Leonard Martire        -    Vice President, Marketing and Sales

Oleandro Mancini       -    Vice President, Business Development

Thomas McClelland      -    Vice President, Commercial Products

Alan Miller            -    Treasurer and Chief Financial Officer

Harry Newman           -    Secretary and Assistant to the Executive Vice President

                 None of the officers and directors is related.

      Joseph P. Franklin, age 70, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

      Martin B. Bloch, age 68, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

      Markus Hechler, age 58, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company's subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

      Michel Gillard, age 63, became an officer and director of the Company when Gillam S.A. was acquired in September 2000. Gillam S.A., a company engaged in the design, manufacture and marketing of wireline and network synchronization systems, was founded by Mr. Gillard in 1974.

      Hugo Fruehauf, age 65, became an officer of the Company when Zyfer, Inc. was acquired in May 2003. Mr. Fruehauf served as CEO and CTO of Zyfer, Inc. for 6 years. Prior to joining Zyfer, Mr. Fruehauf was vice president of Alliant Techsystems from 1995 to 1997 and from 1982 to 1995 was president of Datum-Efratom and its predecessor, Ball-Efratom.

      Charles S. Stone, age 73, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

      Leonard Martire, age 67, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.

      Oleandro Mancini, age 55, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

      Thomas McClelland, age 49, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

      Alan Miller, age 55, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

      Harry Newman, age 57, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 2.  Properties
-------------------

      The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

          Location                Size (sq. ft.)         Own or Lease
          --------                --------------         ------------

         Long Island, NY              93,000                Lease

         Anaheim, CA                  20,000                Lease

         Liege, Belgium               34,000                 Own

         Chalon Sur Saone, France     37,000                 Own

         Tianjin, China                6,000                Lease



      The Company's facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. ("Reckson"), leasing back the space that it presently occupies.

      The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Company were constructed at the cost of Reckson. The leased space is adequate to meet the Company's domestic operational needs which encompasses the principle operations of the Commercial Communication and US Government segments.

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

      The Tianjin, China facility is the location of the Company's wholly-owned subsidiary, FEI-Asia. Space has been leased within a manufacturing facility located in the Trade-Free Zone. The lease is renewable annually with rent of $9,850 payable quarterly. The amount of space is adequate for the near-term manufacturing expectations for the Company.

      The Anaheim, California facility is leased by the Company's newly acquired subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in November 2004, requires monthly payments of $20,400.

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



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2004.


                                     PART II
                                     -------

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

      The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

            FISCAL QUARTER            HIGH SALE          LOW SALE
            --------------            ---------          --------

            2004 -

                 FIRST QUARTER         $10.80             $ 8.00

                 SECOND QUARTER         11.05               9.35

                 THIRD QUARTER          14.99              10.18

                 FOURTH QUARTER         17.13              12.25

            2003 -

                 FIRST QUARTER         $13.04             $ 5.62

                 SECOND QUARTER          8.00               5.00

                 THIRD QUARTER          11.50               7.34

                 FOURTH QUARTER         10.25               8.16

      As of July 23, 2004, the approximate number of holders of record of common stock was 600. The closing share price of the Company's stock on April 30, 2004 was $13.60. The closing share price of the Company's stock on July 23, 2004 was $12.20.


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



EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                                                                                       Number of Securities
                                                                                                      Remaining available for
                                          Number of Securities to          Weighted-Average            Future Issuance under
                                          be Issued upon exercise          Exercise Price of         Equity Compensation Plans
                                          of Outstanding Options          Outstanding Options          (Excluding Securities
         Plan Category                      Warrants and Rights           Warrants and Rights         Reflected in Column (a))
------------------------------------------------------------------------------------------------------------------------------
                                                        (a)                           (b)                           (c)
Equity Compensation Plans
   Approved by Security Holders                       412,250                         $8.61                       169,250

Equity Compensation Plans Not
   Approved by Security Holders                       802,737                        $12.62                       219,500
                                                      -------                        ------                       -------

       TOTAL                                        1,214,987                        $11.26                       388,750
                                                    =========                        ======                       =======


Item 6.  Selected Financial Data
--------------------------------

      The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2004. The information has been derived from the audited financial statements of the Company for the respective periods.

      CONSOLIDATED STATEMENTS OF OPERATIONS DATA
      ------------------------------------------

                                                                  Years Ended April 30,
                                           2004                2003                2002                2001              2000
                                           ----                ----                ----                ----              ----
                                                             (in thousands, except share data)
Net Sales
     Commercial Communications            $29,066             $15,051             $26,663             $36,290            $22,554
     U.S. Government                        7,053               8,906               4,513               3,727              3,981
     Gillam-FEI                            12,197(1)            8,137              11,223               9,276                 --
     FEI-Zyfer                              6,560                  --                  --                  --                 --
         less intersegment sales           (4,770)(1)            (567)             (1,220)                (83)                --
                                      -----------         -----------         -----------         -----------         ----------

Total Net Sales                           $50,106             $31,527             $41,179             $49,210            $26,535
                                      ===========         ===========         ===========         ===========         ==========
Operating (Loss) Profit                   $(1,646)           ($12,490)(3)             $89(4)           $5,939(6)          $1,008
                                      ===========         ===========         ===========         ===========         ==========
Net Income (Loss)                            $162(2)          ($8,860)             $1,378(5)           $5,644(7)          $3,144
                                      ===========         ===========         ===========         ===========         ==========

Average Common Shares Outstanding

                        Basic           8,374,399           8,331,785           8,350,735           8,198,569          7,673,497

                        Diluted         8,542,575           8,331,785           8,529,175           8,431,823          8,043,727

Earnings per Common Share

                        Basic               $0.02              ($1.06)              $0.17               $0.69              $0.41
                                      ===========         ===========         ===========         ===========         ==========

                        Diluted             $0.02              ($1.06)              $0.16               $0.67              $0.39
                                      ===========         ===========         ===========         ===========         ==========

CONSOLIDATED BALANCE SHEET DATA
-------------------------------

Total Assets                              $92,660             $85,729             $96,011            $102,039            $80,847
                                      ===========         ===========         ===========         ===========         ==========
Long-Term Obligations
        and Deferred Items                $17,610             $17,903             $17,796             $18,074            $16,849
                                      ===========         ===========         ===========         ===========         ==========
Cash dividend declared
     per common share                       $0.20               $0.20               $0.20               $0.20              $0.20
                                      ===========         ===========         ===========         ===========         ==========

(1) Includes intercompany sale to FEI Communications of $3.52 million for development of US5G product.
(2)   Includes $400,000 reversal of tax liabilities established in prior years.
(3) Includes goodwill impairment of $6.2 million and adjustments to inventory of $3.6 million.
(4) Includes insurance reimbursement of $1.5 million for expenses related to certain litigation with the U.S. Government less inventory reserves and writeoffs aggregating $1.0 million.
(5) In addition to items in (3) above, includes $300,000 investment loss for an other than temporary decline of value in a marketable security.
(6) Includes insurance reimbursement of $2.8 million (net of professional fees) for expenses related to certain litigation with the U.S. Government, increased inventory reserves of $2.0 million related to certain product lines and $300,000 of acquisition-related nonrecurring costs.
(7) In addition to items in (5) above, includes $287,000 investment loss for an other than temporary decline of value in a marketable security.


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

      For contracts in the Company's Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the other business segments and sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

      Equity-based Compensation
      -------------------------

      The Company applies the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net earnings (loss) and earnings
(loss) per share as if the fair value method had been applied beginning in fiscal 1996.

      The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 148:

                                                        (in thousands, except per share data)
                                                       2004             2003             2002
                                                       ----             ----             ----

       Net Income (Loss), as reported                     $162          ($8,860)          $1,378
                                                   -----------      -----------      -----------
       Cost of stock options, net of taxes                (772)            (714)            (904)
                                                   -----------      -----------      -----------
       Net (Loss) Income - pro forma                     ($610)         ($9,574)            $474
                                                   ===========      ===========      ===========

       Earnings (Loss) per share, as reported:
         Basic                                           $0.02           ($1.06)           $0.17
                                                   ===========      ===========      ===========
         Diluted                                         $0.02           ($1.06)           $0.16
                                                   ===========      ===========      ===========
       (Loss) Earnings per share- pro forma
         Basic                                          ($0.07)          ($1.15)           $0.06
                                                   ===========      ===========      ===========
         Diluted                                        ($0.07)          ($1.15)           $0.06
                                                   ===========      ===========      ===========

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2004, 2003 and 2002; dividend yield of 1.83%; expected volatility of 63% (65% in fiscal year 2002), risk free interest rate of 5.5%; and expected lives of ten years.

RESULTS OF OPERATIONS
---------------------

      The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                            2004            2003            2002
                                            ----            ----            ----
Net Sales
   Commercial Communications                  55.5%           46.9%           63.4%
   U.S. Government                            14.1            28.3            11.0
   Gillam-FEI                                 17.3            24.8            25.6
   FEI-Zyfer                                  13.1              --              --
                                         ---------       ---------       ---------
                                             100.0           100.0           100.0
Cost of Sales                                 68.9            81.5            65.8
                                         ---------       ---------       ---------
     Gross Margin                             31.1            18.5            34.2
Selling and Administrative expenses           22.9            24.0            21.7
Restructuring Charge                           0.9              --              --
Goodwill impairment                             --            19.5              --
Insurance Reimbursement, net                    --              --            (3.6)
Research and Development expenses             10.6            14.6            15.9
                                         ---------       ---------       ---------
     Operating (Loss) Profit                  (3.3)          (39.6)            0.2

Other Income,net & Minority Interest           3.8             5.9             3.9
Provision (Benefit) for Income Taxes           0.2            (5.6)            0.8
                                         ---------       ---------       ---------
     Net Income (Loss)                         0.3%          (28.1%)           3.3%
                                         =========       =========       =========

      Significant Events
      ------------------

      As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal year 2004, 2003 and 2002 results of operations were materially impacted by several specific events. During fiscal year 2004, the Company acquired the business and net assets of Zyfer, Inc. In addition to the purchase price, the Company invested an additional $2.5 million of working capital to support the operations of FEI-Zyfer until it could return to profitability. Also, in fiscal year 2004, the Company realized a $400,000 tax benefit as the result of the reversal of certain tax liabilities established in prior years. In fiscal 2003, the Company determined that the goodwill associated with its investment in Gillam-FEI had become impaired and wrote off the full amount of goodwill in the amount of $6.2 million. In fiscal year 2002, the Company recovered $1.5 million from an insurance company related to expenses incurred in defense and settlement of the Company's litigation with the U.S. Government. (See Item 3. Legal Proceedings and Note 9 to the financial statements.)

      Without these significant events, the Company's operating (loss) profit, pre-tax earnings (loss) and net earnings (loss) would be materially different from that reported in the financial statements. See Note 12 to the financial statements for pro forma presentation related to the acquisition of FEI-Zyfer, Inc.

      Operating Loss
      --------------

      The operating loss for the year ended April 30, 2004, decreased $10.8 million (87%) to $1.6 million from the operating loss of $12.5 million reported in fiscal year 2003. The improvement is directly attributable to the year-over-year increase in sales volume during fiscal year 2004 as well as the significant fiscal year 2003 events which did not recur in fiscal year 2004: the $6.2 million goodwill impairment and $3.6 million in inventory adjustments (see next paragraph). These improvements were offset by the fiscal year 2004 operating loss of $1.1 million recorded by FEI-Zyfer. Much of the improvement in sales occurred in the second half of the fiscal year but these increases were not sufficient to overcome the operating losses recorded in the first half of the year. During the first half of the year, the Company continued to experience the effects of a slow-down in the telecommunications industry, a trend which appears to have reversed itself in the latter half of fiscal year 2004 and is expected to show continued strength into fiscal year 2005.

      The operating loss for the year ended April 30, 2003, was $12.5 million compared to an operating profit of $89,000 reported for fiscal year 2002. The primary causes of this decline were reduced revenues in fiscal year 2003 plus the $6.2 million goodwill impairment and the write-off or reserve against certain work-in-process and component inventory in the amount of $3.6 million. Also, in fiscal year 2002, the Company obtained a $1.5 million insurance reimbursement which was offset by $1.0 million of inventory adjustments. Revenues declined by 23% while gross margins decreased to 19% of revenue from 37% in fiscal year 2002. This includes the fiscal year 2003 inventory adjustments which reduced gross margins by 11% of revenues compared to a 2% effect in fiscal year 2002. These results reflect the low level of telecommunication-related business during these fiscal years. The Company's response was to reduce costs in all categories, while maintaining its core operational capabilities and continuing to invest in new products, efficient manufacturing processes and development of non-US manufacturing capacity.

      Net Sales
      ---------

      Net sales for fiscal year 2004 increased by $18.6 million (59%) to $50.1 million from fiscal year 2003 revenues of $31.5 million. These revenues include $6.5 million from FEI-Zyfer or 21% of the year-over-year increase while sales from the other segments increased by $12.0 million (38%) over the prior year. This increase is attributable to strong second half revenues in the Commercial Communications segment and in the Gillam-FEI segment compared to both the first half of the fiscal year as well as to fiscal year 2003 revenues. Commercial Communication revenues were up 93% ($14 million) over the prior year on the strength of increased capital spending on cellular network infrastructure and sales related to commercial satellites. Gillam-FEI revenues (exclusive of $3.5 million in intersegment sales related to a research and development program) increased by over $500,000 (6%) from the prior year, benefiting primarily from the 20% year-over-year increase in the value of the euro to the dollar. Fiscal year 2004 revenues from the US Government segment declined by $1.8 million (20%) from the prior year as the Company worked on several developmental programs under US Government contracts as compared to more production-type contracts in the prior year.

      Net sales for fiscal year 2003 decreased by $9.7 million (23%) to $31.5 million from fiscal year 2002 net sales of $41.2 million. The principal cause for the decline was attributable to the world-wide slowdown in capital spending in the telecommunications industry which the Company serves. Revenues for the Commercial Communications segment decreased by $11.6 million (44%) and Gillam-FEI revenues decreased by $3.1 million (28%). Offsetting these declines, revenues for the US Government segment almost doubled from the fiscal year 2002 levels, to $8.9 million, as the Company responded to the US Government's need for more sophisticated secure communications and weaponry.

      The telecommunications markets appear to be rebounding from a period of low activity. World-wide capital spending on commercial satellites, cellular network infrastructure and wireline synchronization systems is increasing. Accordingly, the Company believes future sales in the Commercial Communications, Gillam-FEI and FEI-Zyfer segments will continue at the levels achieved in the second half of fiscal year 2004. The Company anticipates revenues for its U.S. Government segment to also increase as more funding is provided by the government for such projects as secure radios, new communication satellites, unmanned aerial vehicles and weapons guidance systems.

      Gross Margin Rates
      ------------------

      The gross margin rate for fiscal year 2004 improved to 31% of net sales compared to 19% in fiscal year 2003. The fiscal year 2003 rate was reduced by 11% due to the $3.6 million inventory adjustment as previously discussed. Although fiscal year 2004 sales increased substantially over the prior year, the volume was insufficient to fully absorb the overhead, particularly in the first half of the current fiscal year when lower revenues were recorded. In the second half of the year, the Company experienced rising revenues but also built up its support structure to sustain the expected higher level of sales. The Company also reduced the value of its inventory by $530,000 as the result of an inventory revaluation.

      The gross margin rate for fiscal year 2003 decreased to 19% of net sales compared to 34% in fiscal year 2002. As noted above, the fiscal year 2003 inventory adjustments reduced the gross margin rate by 11% compared to a 2% reduction for inventory adjustments in fiscal year 2002. The additional decline in the fiscal year 2003 gross margin rate were due to the lower level of sales which were unable to absorb a greater percentage of fixed overhead costs and the higher level of warranty expenses the Company experienced which reduced gross margin rates by approximately 3%.

      The Company's target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements and utilization of lower cost manufacturing in Russia and China. During fiscal year 2005, the Company expects to realize gross margin rates approaching its targeted rate.

      Restructuring Charge
      --------------------

      During fiscal year 2004, the Company's majority-owned subsidiary in France substantially completed a restructuring of its operations as a result of the Company's decision to convert it from a manufacturing facility to a regional sales office. This resulted in a charge to earnings of $428,000 for the year ended April 30, 2004. The Company does not expect to incur significant costs in the future related to this restructuring although it may recognize a gain upon the sale of the subsidiary's current manufacturing facility during fiscal year 2005.

      Selling and Administrative expenses
      -----------------------------------

      Selling and administrative costs in fiscal year 2004 increased by $3.9 million (51%) to $11.5 million from $7.6 million in fiscal year 2003. The largest component of this increase is the approximately $2.8 million of selling and administrative expenses incurred at newly-acquired FEI-Zyfer. The additional $1.1 million of expenses is commensurate with the increased volume of business that the Company experienced in fiscal year 2004. Costs such as commission expenses, salaries of additional marketing and support personnel and performance related compensation all contributed to increased selling and administrative expenses in fiscal year 2004. These increases were offset by declines in deferred compensation expenses. In addition, the value of the euro to the US dollar continued to rise throughout fiscal year 2004. As a result, Gillam-FEI's euro-denominated selling and administrative costs declined by 5% but, when converted to US dollars, reflected a 13% increase over fiscal year 2003.

      Selling and administrative costs in fiscal year 2003 decreased by $1.4 million (15%) to $7.6 million from $8.9 million in fiscal year 2002 as the Company responded to the lower level of business volume. During the year, Gillam-FEI lowered its administrative support costs by 18% when denominated in euros but the savings were reduced to $175,000 (7%) when translated to US dollars due to the 13% increase in the value of the euro to the US dollar during fiscal 2003. Costs associated with the establishment of the Company's FEI-Asia facility were halved (approximately $250,000 lower) as less time was required by US-based personnel to support that operation and more costs were borne in the China facility where operating expenses are much lower than in the US. Offsetting those cost reductions was an increase in the costs to support the new European sales office. In the US subsidiaries, cost savings in fiscal 2003 of $1.1 million were related to personnel reductions, lower charges to deferred compensation expense, reduced sales commissions and reduction in legal and other professional fees.

      As a percentage of sales, selling and administrative expenses were 22.8% in fiscal year 2004; 24.0% in fiscal year 2003 and 21.7% in fiscal year 2002. The Company targets selling and administrative expenses not to exceed 20% of consolidated sales. The lower level of sales in fiscal year 2003 and into the first half of fiscal year 2004 prevented the Company from achieving its target. As revenues improve in fiscal year 2005, the Company expects to achieve its targeted level of selling and administrative expenses.

      Research and Development expenses
      ---------------------------------

      Research and development expenses in fiscal year 2004 increased by $731,000 (16%) to $5.3 million from $4.6 million in fiscal year 2003. This increase is entirely attributable to development costs incurred at FEI-Zyfer which approximated $840,000. Without FEI-Zyfer, research and development expense would have declined by 2% from fiscal year 2003. During fiscal year 2004, those resources previously devoted to the Company's internal research and development efforts were often redirected to funded research projects. Consequently, the costs of these resources are reflected in cost of sales rather than in research and development expenses. Internal development efforts during fiscal year 2004 were focused on completion of Gillam-FEI's US5G (wireline synchronization system), developing a digital rubidium oscillator, further improving the performance of crystal oscillators, including low-g (gravity) sensitivity crystal oscillators which have broad applications in both commercial and US Government systems.

      Research and development expenses in fiscal year 2003 decreased $2.0 million (30%) to $4.6 million from $6.6 million in fiscal 2002. During fiscal year 2003, the Company completed development of certain manufacturing process improvements and new product designs. Related personnel and other resources were refocused on production activities as development projects were concluded. Other research and development activities involved further product and process improvements, development of a common platform for time and frequency generators which will enable the interchange of a crystal or rubidium oscillator, and to maintain the Company's competitive position in the markets it serves.

      The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2005, the Company will complete development of Gillam-FEI's US5G wireline synchronization product and will make further investment in developing manufacturing process improvements. Additional funds will be invested in improving and miniaturizing the rubidium atomic clocks and further enhancing the capabilities of its line of crystal oscillators. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

      Other Income, (expense)
      -----------------------

      Other income (expense), decreased by $49,000 (3%) to $1.78 million in fiscal year 2004 from $1.82 million in fiscal year 2003 and increased by $216,000 (13%) in fiscal year 2003 compared to $1.61 million in fiscal year 2002.

      Investment income during fiscal year 2004 increased by $491,000 (27%) over fiscal year 2003, and fiscal year 2003 investment income decreased by $34,000 compared to fiscal year 2002. In all three years, the Company recorded realized gains and losses on marketable securities. In fiscal year 2004, the Company realized gains of $590,000 on the sale of certain marketable securities. In fiscal year 2003, realized losses on marketable securities of $130,000 were partially offset by realized gains of $90,000. Similarly, during fiscal 2002 the Company recorded a $300,000 writedown to market value of a certain marketable security whose decline in value was deemed to be other than temporary which loss was offset by realized gains on sales of marketable securities of $172,000. Investment income also includes interest and dividends earned on marketable securities, including dividend income from its REIT units. Interest income has declined in each of fiscal years 2004 and 2003 from that realized in prior years due to a combination of lower interest rates and a decreased level of invested assets as a result of the FEI-Zyfer acquisition early in fiscal year 2004. The Company anticipates that investment income in fiscal year 2005 will remain approximately the same as fiscal year 2004 as interest rate increases provide better earnings on interest sensitive investments but reduce the potential for larger realized gains on those securities.

      Interest expense for the year ended April 30, 2004 increased by $82,000 (29%) compared to fiscal year 2003 and decreased by $19,000 (6%) compared to fiscal 2002. The increase in fiscal 2004 is attributable to short-term borrowings by the Company to fund its working capital requirements. Rather than liquidating certain marketable securities, the Company established a credit line with a financial institution and borrowed approximately $3 million. The interest rate on this line (approximately half of what marketable securities are earning for the Company) plus similar short-term financing in the European subsidiaries increased interest expense during fiscal year 2004. As the Company retires its short and long-term financing obligations, interest expense is expected to decline. The Company also incurs interest expense on the financing arrangement for the leaseback of the U.S. manufacturing facility and for certain deferred compensation payments. The Company anticipates that interest expense in fiscal year 2005 will be lower than that recorded in fiscal year 2004.

      Other, net was net expense of $181,000 in fiscal year 2004 compared to net income of $277,000 in fiscal year 2003 and net income of $46,000 in fiscal year 2002. The variances in this account were impacted primarily by costs and income recorded at the Company's French subsidiary. During fiscal year 2004, this subsidiary incurred certain one-time charges of approximately $100,000 whereas during fiscal year 2003, the same subsidiary realized a gain of approximately $150,000 on the sale of a portion of real property and received a government agency subsidy of approximately $200,000 to support a development activity. The Company anticipates that in future years other, net, will not be a significant contributor to pretax earnings.

      Income Taxes
      ------------

      The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate for the Company for the year ended April 30, 2004 was 41% compared to a 17% (benefit) in fiscal year 2003 and 19% in fiscal year 2002. In fiscal year 2004, the rate was higher than the statutory rates primarily because the Company was unable to benefit from the losses incurred by certain of its European and Asian subsidiaries. Offsetting this increased provision was the reversal of certain tax liabilities which had been established in prior years to cover certain tax contingencies. During fiscal year 2004, the Company's income tax returns were examined by the Internal Revenue Service and no changes were required for the years under audit. Accordingly, the tax liabilities established for the audited years are no longer required and the reversal of such tax liabilities were recorded as a tax benefit in the current year.

      In fiscal year 2003, the effective tax rate was impacted by the non-deductibility of goodwill impairment. In fiscal year 2002, the effective rate was lower than the statutory rate primarily due to the availability of research and development tax credits in the United States. (See Note 14 to the Consolidated Financial Statements.)

      The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.6 million to offset future taxable income. These loss carryforwards have no expiration date.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's balance sheet continues to reflect a highly liquid position with working capital of $61.0 million at April 30, 2004. Included in working capital at April 30, 2004 is $31.4 million consisting of cash, cash equivalents and short-term investments, including approximately $12.0 million representing the fair market value of REIT units which are convertible to Reckson Associates Realty Corp. common stock. (See Note 6 to the financial statements.) The Company's current ratio at April 30, 2004 is 6.2 to 1.

      Net cash used in operating activities for the year ended April 30, 2004, was $2.6 million compared to cash provided by operations of $2.4 million in fiscal year 2003. In fiscal year 2004, cash was absorbed primarily during the first half of the fiscal year as the Company's European subsidiaries recorded operating losses and the Company made working capital investments in the operations of newly-acquired FEI-Zyfer to enable it to return to profitability. With increasing sales in the second half of fiscal year 2004, the Company realized net inflows of cash but these were not sufficient to overcome the larger outlays in the earlier part of the year. In fiscal year 2003, the Company recorded an $8.9 million net loss which included substantial non-cash charges, such as the writedown of goodwill for $6.2 million and certain adjustments to inventory. Additionally, cash was provided by collections on accounts receivable and reductions of inventory offset by payments against accounts payable and other liabilities.

      Net cash provided by investing activities for the year ended April 30, 2004, was $529,000. Approximately $4.4 million was generated by the sale or maturity of certain marketable securities, net of purchases. Most of this cash was used to acquire FEI-Zyfer for $2.5 million (excludes $120,000 of acquisition expenses paid in fiscal year 2003) and to provide additional working capital support for this subsidiary as indicated above. (See Note 12 to the accompanying financial statements.) Approximately $1.3 million was used to acquire additional capital equipment. Investing activities in fiscal year 2003 resulted in cash inflow of $506,000 consisting of net transactions in marketable securities of $1.2 million offset by capital expenditures of $834,000. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend less than $2 million on capital equipment during fiscal year 2005. Internally generated cash will be adequate to acquire this capital equipment.

      In fiscal year 2004, the Company established a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments which earn, on average, approximately a 5.5% annual return. Rather than liquidate some of these investments to meet short-term working capital requirements, during the year the Company borrowed $2.7 million against the line of credit at fixed and variable interest rates between 2.39% and 2.77%. The Company must annually repay any borrowings under the line of credit on their anniversary date but may also obtain new funding up to the credit limit. In addition, the Company's European subsidiaries have available approximately $7.6 million in bank credit lines to meet short-term cash flow requirements. As of April 30, 2004, $634,000 was outstanding under such lines of credit. The rate of interest on these borrowings was 2.056% based on the one month EURO Interbank Offered Rate (EURIBOR).

      Net cash provided by financing activities in fiscal year 2004 was $1.5 million. The principal source of funds was short-term financing from financial institutions in the amount of $3.4 million. (See above and Note 7 to the financial statements.) Cash was used to pay the Company's semi-annual cash dividend of $1.7 million and $479,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by the receipt of $252,000 for repayment of a stock loan and the exercise of stock options. Net cash used by financing activities for the year ended April 30, 2003, was $2.7 million and included dividend payments of $1.7 million and long-term liability payments of $741,000. During fiscal year 2003, the Company also acquired 80,000 shares of its common stock for treasury at a cost of $501,000. These outflows were partially offset by proceeds of $111,000 from new borrowings and payments of $67,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain officers and employees in prior years. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company may repurchase shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

      The Company will continue to expend resources to develop and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2005, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the commercial communications marketplace and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


CONTRACTUAL OBLIGATIONS
-----------------------

      As of April 30, 2004

                                           Total          Less than      More than                        More than
      Contractual Obligations          (in thousands)       1 Year      1 to 3 Years    3 to 5 Years       5 Years
-------------------------------        --------------    -----------    ------------    ------------     -----------
Long-Term Debt Obligations                 $    63            $   24          $   39          $    0          $    0
Operating Lease Obligations                  2,049               582             800             667               0
Lease Financing Liability                    1,606               305           1,041             260               0
Deferred Compensation                        6,854*              244             425             342           5,843
Other Long -Term Liabilities                 9,110**
                                       -----------       -----------     -----------     -----------     -----------

Total                                      $19,682            $1,155          $2,305          $1,269          $5,843
                                       ===========       ===========     ===========     ===========     ===========

      *Deferred Compensation liability (See Note 12 in the accompanying financial statements) reflects payments due to current retirees receiving benefits. The amount of $5,843 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

      **Consists of deferred income and related liabilities associated with the REIT units received on sale of the Company's building to Reckson Associates in 1998. (See Item 2. Properties and Note 6. Property, Plant and Equipment in the accompanying financial statements.) These liabilities have no defined maturity.

      As of April 30, 2004, the Company's consolidated backlog amounted to approximately $36 million (see Item 1). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2005.

                                     *******

      The Company's liquidity is adequate to meet its foreseeable operating and investment needs. In addition, with its available cash and marketable securities, the Company is able to continue paying semi-annual dividends, subject to the review and approval of its Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      The Company has evaluated all recent accounting pronouncements and their related effective dates. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows.


OTHER MATTERS
-------------

      The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.


INFLATION
---------

      During fiscal 2004, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

Interest Rate Risk

      The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. (REIT units, see Item 2. Properties and Note 6 to the financial statements). The Company's investments in fixed income and equity securities were $13.7 million and $12.0 million, respectively, at April 30, 2004. The investments are carried at fair value with changes in unrealized gains and losses, net of taxes, recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2004, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

      With its investment in Gillam-FEI, FEI-Europe and FEI-Asia, the Company is subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2004, the amount related to foreign currency exchange rates is a $3,561,000 unrealized gain. Note that the value of the Chinese Yuan is "pegged" to the value of the US dollar. Accordingly, no foreign currency gains or losses have been realized or are included in the unrealized gain indicated above. If the Chinese government decides to change its policy and permits the Yuan to "float" against other world currencies, the Company would report the effect in other comprehensive income, as appropriate.

      The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                               ------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.:


      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 50 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP
Melville, New York
July 6, 2004

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets

                             April 30, 2004 and 2003

                                   -----------



                  ASSETS:                                                 2004            2003
                                                                          ----            ----
                                                                              (In thousands)

Current assets:
     Cash and cash equivalents                                            $ 5,699         $ 5,952

     Marketable securities                                                 25,690          27,829

     Accounts receivable, net of allowance for
         doubtful accounts of $140 in 2004 and $124 in 2003                15,036           9,565

     Inventories, net                                                      21,925          17,734

     Deferred income taxes                                                  2,585           4,435

     Income taxes receivable                                                  242           1,223

     Prepaid expenses and other                                             1,658           1,198
                                                                      -----------     -----------

               Total current assets                                        72,835          67,936

Property, plant and equipment, at cost,
        less accumulated depreciation and
        amortization                                                       11,486          11,105

Deferred income taxes                                                         593             436

Goodwill and other intangible assets                                          616              --

Cash surrender value of life insurance                                      5,355           4,869

Other assets                                                                1,775           1,383
                                                                      -----------     -----------

               Total assets                                               $92,660         $85,729
                                                                      ===========     ===========


                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets

                             April 30, 2004 and 2003

                                   (Continued)
                                   -----------



         LIABILITIES AND STOCKHOLDERS' EQUITY:                            2004             2003
                                                                          ----             ----
                                                                              (In thousands)

Current liabilities:
   Short-term credit obligations                                          $ 3,408          $   179

   Accounts payable - trade                                                 3,470            1,294

   Accrued liabilities                                                      4,106            3,615

   Dividend payable                                                           843              834
                                                                      -----------      -----------

         Total current liabilities                                         11,827            5,922

Deferred compensation                                                       6,854            6,752

REIT liability and other liabilities                                       10,755           11,151
                                                                      -----------      -----------

         Total liabilities                                                 29,436           23,825
                                                                      -----------      -----------

Minority interest in consolidated subsidiary                                   48              195
                                                                      -----------      -----------

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity:

   Preferred stock - authorized 600,000 shares
       of $1.00 par value; no shares issued                                    --               --

   Common stock - authorized 20,000,000 shares
       of $1.00 par value; issued - 9,163,940 shares                        9,164            9,164
   Additional paid-in capital                                              44,442           43,806
   Retained earnings                                                        8,897           10,415
                                                                      -----------      -----------
                                                                           62,503           63,385

   Common stock reacquired and held in treasury -
       at cost (738,428 shares in 2004 and
       824,739 shares in 2003)                                             (2,797)          (3,062)
   Other stockholders' equity                                                 (17)            (116)
   Accumulated other comprehensive income                                   3,487            1,502
                                                                      -----------      -----------
         Total stockholders' equity                                        63,176           61,709
                                                                      -----------      -----------

   Total liabilities and stockholders' equity                             $92,660          $85,729
                                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations

                    Years ended April 30, 2004, 2003 and 2002

                                   -----------

                                                                2004             2003             2002
                                                                ----             ----             ----
                                                                   (In thousands, except share data)

Net sales                                                       $50,106          $31,527          $41,179
Cost of sales                                                    34,529           25,681           27,090
                                                            -----------      -----------      -----------
                   Gross margin                                  15,577            5,846           14,089

Selling and administrative expenses                              11,459            7,573            8,932
Restructuring charge                                                428               --               --
Research and development expenses                                 5,336            4,605            6,568
Insurance reimbursement, net                                         --               --           (1,500)
Goodwill impairment                                                  --            6,158               --
                                                            -----------      -----------      -----------
                  Operating (loss) profit                        (1,646)         (12,490)              89

Other income (expense):
         Investment income                                        2,321            1,830            1,864
         Interest expense                                          (365)            (283)            (302)
         Other, net                                                (181)             277               46
                                                            -----------      -----------      -----------

Income (loss) before minority interest and
     provision (benefit) for income taxes                           129          (10,666)           1,697

Minority interest in loss of
     consolidated subsidiary                                       (144)             (33)              (1)
                                                            -----------      -----------      -----------

Income (loss) before provision (benefit)
     for income taxes                                               273          (10,633)           1,698

Provision (benefit) for income taxes                                111           (1,773)             320
                                                            -----------      -----------      -----------
                   Net income (loss)                               $162          ($8,860)          $1,378
                                                            ===========      ===========      ===========



Net income (loss) per common share:

         Basic                                                    $0.02           ($1.06)           $0.17
                                                            ===========      ===========      ===========

         Diluted                                                  $0.02           ($1.06)           $0.16
                                                            ===========      ===========      ===========

Average shares outstanding:
         Basic                                                8,374,399        8,331,785        8,350,735
                                                            ===========      ===========      ===========
         Diluted                                              8,542,575        8,331,785        8,529,175
                                                            ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity Years ended
                          April 30, 2004, 2003 and 2002
                        (In thousands, except share data)

                                                                                 Treasury stock
                                        Common Stock      Additional                (at cost)
                                        ------------       paid in   Retained       ---------
                                       Shares    Amount    capital   earnings   Shares     Amount
                                       ------    ------    -------   --------   ------     ------
Balance at May 1, 2001                9,163,940   9,164   42,860     21,226    872,669     (3,127)
----------------------
Exercise of stock options                                     52               (14,375)        43
Amortization of independent
     contractor stock options                                 45
Contribution of stock to 401(k) plan                         120               (28,220)       278
Amortization of unearned
compensation
Cash dividend                                                        (1,665)
Increase in market value of
     marketable securities
Foreign currency translation
adjustment
Net income                                                            1,378

Comprehensive income- 2002
                                      --------    -----  -------    -------    -------     ------
Balance at April 30, 2002             9,163,940   9,164   43,077     20,939    830,074     (2,806)
-------------------------
Exercise of stock options                                     29               (11,000)        38
Issuance of stock for Gillam                                 447               (35,000)        88
acquisition
Contribution of stock to 401(k) plan                         253               (39,335)       119
Repurchase of stock for treasury                                                 80,000      (501)
Cash dividend                                                        (1,664)
Decrease in market value of
     marketable securities
Foreign currency translation
adjustment
Net loss                                                             (8,860)

Comprehensive loss- 2003
                                      --------    -----  -------    -------    -------     ------
Balance at April 30, 2003             9,163,940   9,164   43,806     10,415    824,739     (3,062)
-------------------------
Exercise of stock options                                     74               (25,300)        79
Stock grant to officer                                       236               (20,000)        61
Contribution of stock to 401(k) plan                         326               (41,011)       125
Repayment of receivable common stock
Cash dividend                                                        (1,680)
Increase in market value of
     marketable securities
Foreign currency translation
adjustment
Net income                                                              162

Comprehensive income- 2004
                                      --------    -----  -------    -------    -------     ------
Balance at April 30, 2004             9,163,940  $9,164  $44,442    $ 8,897    738,428    ($2,797)
-------------------------             =========  ======  =======    =======    =======    =======


                                                       Accumulated
                                           Other          other
                                       Stockholders'  comprehensive
                                           equity     income (loss)    Total
                                           ------     -------------    -----
Balance at May 1, 2001                     (122)          204         70,205
----------------------
Exercise of stock options                                                 95
Amortization of independent
     contractor stock options                                             45
Contribution of stock to 401(k) plan                                     398
Amortization of unearned                      6                            6
compensation
Cash dividend                                                         (1,665)
Increase in market value of
     marketable securities                                 17             17
Foreign currency translation                             (137)          (137)
adjustment
Net income                                                             1,378
                                                                     -------
Comprehensive income- 2002                                             1,258
                                         ------        ------        -------
Balance at April 30, 2002                  (116)           84         70,342
-------------------------
Exercise of stock options                                                 67
Issuance of stock for Gillam                                             535
acquisition
Contribution of stock to 401(k) plan                                     372
Repurchase of stock for treasury                                        (501)
Cash dividend                                                         (1,664)
Decrease in market value of
     marketable securities                             (1,039)        (1,039)
Foreign currency translation                            2,457          2,457
adjustment
Net loss                                                              (8,860)
                                                                     -------
Comprehensive loss- 2003                                              (7,442)
                                         ------        ------        -------
Balance at April 30, 2003                  (116)        1,502         61,709
-------------------------
Exercise of stock options                                                153
Stock grant to officer                                                   297
Contribution of stock to 401(k) plan                                     451
Repayment of receivable common stock         99                           99
Cash dividend                                                         (1,680)
Increase in market value of
     marketable securities                                991            991
Foreign currency translation                              994            994
adjustment
Net income                                                               162
                                                                     -------
Comprehensive income- 2004                                             2,147
                                         ------        ------        -------
Balance at April 30, 2004                  ($17)       $3,487        $63,176
-------------------------                ======        ======        =======

The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2004, 2003 and 2002
                                   -----------

                                                                                            2004             2003             2002
                                                                                            ----             ----             ----

                                                                                                        (In thousands)
Cash flows from operating activities:
     Net income (loss)                                                                      $162          ($8,860)          $1,378
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
        Goodwill impairment                                                                   --            6,158               --
        Deferred tax expense (benefit)                                                       411             (123)             358
        Depreciation and amortization                                                      2,098            1,600            1,460
        Provision for losses on accounts
           receivable and inventories                                                        710            3,634            1,009
        (Gain) loss on marketable securities and
           other assets, net                                                                (618)             (67)             128
        Stock grant to officer                                                               297               --               --
        Minority interest in loss of consolidated subsidiary                                (147)             (34)              (1)
     Changes in assets and liabilities, exclusive of assets and liabilities acquired:
        Accounts receivable                                                               (4,149)           4,515            3,360
        Inventories                                                                       (3,035)          (1,115)             (11)
        Prepaid and other                                                                   (379)             370              308
        Other assets                                                                        (497)            (548)            (341)
        Accounts payable trade                                                             1,004           (2,209)             (21)
        Insurance reimbursement receivable                                                    --               --            3,000
        Accrued liabilities                                                                  200             (823)          (2,524)
        Liability for employee benefit plans                                                 719              973            1,429
        Income taxes receivable                                                              975              (19)          (3,698)
        Other liabilities                                                                   (320)          (1,004)            (939)
                                                                                     -----------      -----------      -----------
           Net cash (used in) provided by operating activities                            (2,569)           2,448            4,895
                                                                                     -----------      -----------      -----------

Cash flows from investing activities:
        Payment for acquisition                                                           (2,538)            (120)              --
        Purchase of minority interest in manufacturing partner                                --               --             (313)
        Purchase of marketable securities                                                 (6,053)          (7,378)         (21,154)
        Proceeds from sale or redemption of marketable
           securities                                                                     10,435            8,598           23,615
        Capital expenditures                                                              (1,343)            (834)          (1,541)
        Other- net                                                                            28              240               --
                                                                                     -----------      -----------      -----------
           Net cash provided by investing activities                                         529              506              607
                                                                                     -----------      -----------      -----------


                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2004, 2003 and 2002
                                   (Continued)
                                   -----------

                                                                                          2004             2003             2002
                                                                                          ----             ----             ----

                                                                                                       (In thousands)
Cash flows from financing activities:
      Principal payments of long-term debt and
            other long-term obligations                                                     (479)            (741)            (750)
      Proceeds from short-term debt                                                        3,361              111               88
      Payment of cash dividend                                                            (1,671)          (1,664)          (1,661)
      Repurchase of stock for treasury                                                        --             (501)              --
      Repayment of officer loan                                                               99               --               --
      Exercise of stock options                                                              153               67               95
                                                                                     -----------      -----------      -----------
           Net cash provided by (used in) financing activities                             1,463           (2,728)          (2,228)
                                                                                     -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents
      before effect of exchange rate changes                                                (577)             226            3,274

Effect of exchange rate changes on cash and
      cash equivalents                                                                       324              343              (12)
                                                                                     -----------      -----------      -----------

Net (decrease) increase in cash and cash equivalents                                        (253)             569            3,262

Cash and cash equivalents at beginning of year                                             5,952            5,383            2,121
                                                                                     -----------      -----------      -----------

Cash and cash equivalents at end of year                                                  $5,699           $5,952           $5,383
                                                                                     ===========      ===========      ===========


Supplemental disclosures of cash flow information:
      Cash paid during the year for:
               Interest                                                                     $271             $264             $283
                                                                                     ===========      ===========      ===========
               Income taxes                                                                 $450               $0           $3,352
                                                                                     ===========      ===========      ===========


      Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

            Declaration of cash dividend, not paid                                          $843             $834             $833
                                                                                     ===========      ===========      ===========


            Acquired net assets of Zyfer, Inc.
                        Accounts receivable                                                 $894               --               --
                        Inventory                                                          1,397               --               --
                        Customer Lists                                                       602               --               --
                        Goodwill                                                             140               --               --
                        Other current assets                                                  25               --               --
                        Fixed assets                                                         787               --               --
                        Accounts payable                                                    (974)              --               --
                        Accrued expenses                                                     (71)              --               --
                                                                                     -----------
                                                                                          $2,800               --               --
                                                                                     ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies
    ------------------------------

Principles of Consolidation:

      The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries). The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 15 for information regarding the Company's Commercial Communications (which includes the subsidiaries FEI Communications, Inc., FEI-Europe, GmbH and FEI-Asia, Inc.), Gillam-FEI, U.S. Government (subsidiary FEI-Government Systems, Inc.) and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

      Amortization of identifiable intangible assets is based upon the expected lives of the assets and is recorded at a rate which approximates the Company's utilization of the assets

Goodwill:

      The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets," goodwill is tested for impairment on at least an annual basis. When it is determined that the carrying value of investments may not be recoverable, the Company writes down the related goodwill to an amount commensurate with the revised value of the acquired assets. The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company's industry.

Intangible Assets

      Intangible assets consist of customer lists which result from the excess purchase price over the fair value of acquired tangible assets. The customer lists are measured at fair value and amortized over the estimated useful life of 3 to 5 years.

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

      For contracts in the Company's subsidiaries, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results upon shipment of the product or performance of the services pursuant to contractual terms.

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

Shipping and Handling costs:

      The Company charges certain of its customers for the cost of shipping and handling. Such billings are generally offset by the expenses paid to shipping companies. As a result, freight out expense (net) is immaterial to the Company's financial statements.

Comprehensive Income

      Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

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

Marketable Securities:

      Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. In addition, as a result of the sale of the Company's real estate holdings (Note 6), marketable securities include participation units in the Reckson Operating Partnership, L.P. ("REIT units") which are convertible to common shares of Reckson Associates Realty Corp. Except for the REIT units and certain investments in common stock, substantially all other marketable securities at April 30, 2004 and 2003 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

Research and Development expenses:

      The Company engages in research and development activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. Research and development costs include direct labor, manufacturing overhead, direct materials and contracted services. Such costs are expensed as incurred. In the normal course of business the Company is also contracted to perform research and development for others. The costs incurred under such contracts are recorded in cost of sales.

Equity-based Compensation:

      The Company applies the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

      The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                                          (in thousands, except per share data)
                                                          2004             2003             2002
                                                          ----             ----             ----
       Net Income (Loss), as reported                     $162          ($8,860)          $1,378
                                                          ----          --------          ------

       Cost of stock options, net of tax                  (772)            (714)            (904)
                                                          -----            -----            -----

       Net (Loss) Income - pro forma                     ($610)         ($9,574)            $474
                                                         =====          =======             ====

       Earnings (Loss) per share, as reported:
         Basic                                           $0.02           ($1.06)           $0.17
                                                         =====           ======            =====

         Diluted                                         $0.02           ($1.06)           $0.16
                                                         =====           ======            =====

       (Loss) Earnings per share- pro forma
         Basic                                          ($0.07)          ($1.15)           $0.06
                                                        ======           ======            =====

         Diluted                                        ($0.07)          ($1.15)           $0.06
                                                        ======           ======            =====


      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2004, 2003 and 2002: dividend yield of 1.83%; expected volatility of 63% (65% in fiscal year 2002), risk free interest rate of 5.5%; and expected lives of ten years.

Fair Values of Financial Instruments:

      Cash and cash equivalents and loans payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts.

Foreign Currency Adjustments

      The local currency is the functional currency of each of the Company's non-US subsidiaries. No foreign currency gains or losses are recorded on intercompany transaction since they are effected at current rates of exchange. The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. The balance sheets of foreign subsidiaries, except for equity accounts, are translated into US dollars at the rates of exchange in effect on the date of the balance sheet. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

New Accounting Pronouncements:

      The Company has evaluated all recent accounting pronouncements and their related effective dates. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows.

2.   Earnings Per Share
     ------------------

      Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                     Years ended April 30,
                                             ---------------------------------
                                                2004        2003        2002
                                                ----        ----        ----
   Basic EPS Shares outstanding
     (weighted average)                      8,374,399   8,331,785   8,350,735
   Effect of Dilutive Securities               168,176         ***     178,440
                                             ---------   ---------   ---------
   Diluted EPS Shares outstanding            8,542,575   8,331,785   8,529,175
                                             =========   =========   =========

      *** Dilutive securities are excluded for the year ended April 30, 2003 since the inclusion of such shares would be antidilutive due to the net loss for the year then ended.

      Options to purchase 471,750, 677,362 and 483,250 shares of common stock were outstanding during the years ended April 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

3.   Accounts Receivable
     -------------------

      Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,428,000 at April 30, 2004 and $3,023,000 at April 30, 2003. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

4.   Inventories
     -----------

    Inventories, which are reported net of reserves of $3,495,000 and $3,598,000 at April 30, 2004 and 2003, respectively, consisted of the following (in thousands):

                                                         2004           2003
                                                         ----           ----

              Raw Materials and Component Parts      $   8,608      $   7,349

              Work in Progress and Finished Goods       13,317         10,385
                                                     ---------      ---------

                                                      $ 21,925       $ 17,734
                                                      ========       ========

5.    Marketable Securities
      ---------------------

    Marketable securities at April 30, 2004 and 2003 are summarized as follows (in thousands):

                                                    April 30, 2004
                                        ----------------------------------------
                                                                  Unrealized
                                                       Market       Holding
                                             Cost       Value       (Loss)
                                             ----       -----       ------
           REIT units                     $ 12,000    $ 12,000   $       -
           Fixed income securities          13,767      13,672         (95)
           Equity securities                    46          18         (28)
                                          --------    --------     -------
                                          $ 25,813    $ 25,690    ($   123)
                                          ========    ========     =======

                                                    April 30, 2003
                                        ----------------------------------------
                                                                  Unrealized
                                                       Market       Holding
                                             Cost       Value    (Loss) Gain
                                             ----       -----       ------
           REIT units                     $ 12,000     $ 9,675     ($2,325)
           Fixed income securities          17,298      17,841         543
           Equity securities                   306         313           7
                                          --------    --------     -------
                                          $ 29,604    $ 27,829    ($ 1,775)
                                          ========    ========     =======

      Maturities of fixed income securities classified as available-for-sale at April 30, 2004 are as follows (in thousands):

                    Current                                          $1,017

                    Due after one year through five years             1,007

                    Due after five years through ten years           11,743
                                                                     ------

                                                                    $13,767
                                                                    =======

      During fiscal year 2002, the decline in market value of certain fixed income securities was deemed to be other than temporary. Accordingly, during that fiscal year, the Company charged $300,000 against investment income to record the impairment in value of these securities.


6.   Property, Plant and Equipment
     -----------------------------

      Property, plant and equipment consists of the following (in thousands):

                                                        2004           2003
                                                        ----           ----

           Buildings and building improvements        $ 12,726       $ 12,250

           Machinery, equipment and furniture           29,377         27,647
                                                        ------         ------

                                                        42,103         39,897

           Less, accumulated depreciation               30,617         28,792
                                                        ------         ------

                                                      $ 11,486       $ 11,105
                                                      ========       ========

      Depreciation expense for the years ended April 30, 2004, 2003 and 2002 was $1,969,000, $1,600,000 and $1,460,000, respectively.

      Maintenance and repairs charged to operations for the years ended April 30, 2004, 2003 and 2002 was approximately $437,000, $242,000 and $440,000 respectively.

      In January 1998, the Company sold the Long Island New York building that it occupies to Reckson Associates Realty Corp., a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange. The sale involved a tax-deferred exchange of the building for approximately 486,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit is convertible into one share of the common stock of the REIT. In addition, approximately 27,000 REIT units have been placed in escrow which may be released to the Company based upon the price per share of the REIT on the date of conversion of REIT units.

      The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building is considered a financing and the REIT units received are reflected as a noncurrent liability of $10,534,000 and $10,820,000 at April 30, 2004 and 2003, respectively. The related building continues to be reflected as an asset. Upon liquidation of the REIT units, a portion of the resulting gain on this sale will be deferred and recognized into income over the remaining term of the leaseback with the balance recognized in income on the date of liquidation. The Company's annual rental payment of $400,000 is characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance is considered repayment of principal. During the years ended April 30, 2004, 2003 and 2002, the Company charged $114,000, $132,000 and $149,000, respectively, to interest expense under the financing agreement.

      The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges. The lease for the FEI-Asia facility is for a one-year term with rent of $9,850 payable quarterly. The lease for the FEI-Zyfer facility is for an initial term of one and one-half years at a rate of $20,400 per month.

      Future minimum lease payments required by the leases are as follows (in thousands):

              Years ending
               April 30,
               ---------
                  2005                          582
                  2006                          400
                  2007                          400
                  2008                          400
                  2009                          267
                                             ------
                                             $2,049
                                             ======

7.    Debt Obligations
      ----------------

      In fiscal year 2004, the Company established a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments. During the year, the Company borrowed $2.7 million against the line of credit at fixed and variable interest rates between 2.39% and 2.77%.

      The Company's European subsidiaries have available approximately $7.6 million in bank credit lines to meet short-term cash flow requirements. As of April 30, 2004 and 2003, $634,000 and $144,000, respectively, was outstanding under such lines of credit. One of the credit lines is collateralized by the $1.5 million in accounts receivable of the Company's French subsidiary. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2004 and 2003, the rate was 2.056% and 3.574%, respectively, based on the 1 month EURIBOR.

      The Company also has one long-term debt obligation of approximately $63,000 collateralized by certain capital equipment at one of the Company's European subsidiaries. The loan matures in 2005 through 2007, and is payable in monthly installments of $2,200, including interest at 5.34%.

      Debt scheduled to mature in each of the subsequent years ending April 30, are as follows: (in thousands)

                        2005             $ 3,408
                        2006                  23
                        2007                  16
                                       ---------
                                         $ 3,447
                                       =========

8.    Accrued Liabilities
      -------------------

      Accrued liabilities at April 30, 2004 and 2003 consist of the following (in thousands):

                                                                    2004         2003
                                                                    ----         ----
        Payment due for investment in affiliated companies    $     666(A)    $      --

        Due customers                                               222             766

        Other compensation including payroll taxes                2,062           1,456

        Vacation accrual                                            476             456

        Other                                                       680             937
                                                              ---------       ---------

                                                              $   4,106       $   3,615
                                                              =========       =========

(A) In April 2004, the Company increased its investment in Morion, Inc., a Russian producer of low cost, high precision quartz resonators and crystal oscillators. Settlement of the additional investment did not occur until after year end. The Company's investment in Morion represents less than 20% of the outstanding shares of Morion, accordingly the investment is carried at cost. During the years ended April 30, 2004, 2003 and 2002, the Company acquired product from Morion in the aggregate amount of approximately $730,000, $350,000 and $670,000, respectively.


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

      Legal Fees:

      Included in selling and administrative expenses are legal fees incurred in connection with the above matters of approximately $64,000 and $150,000 for fiscal years 2003 and 2002, respectively. No legal fees were incurred in fiscal year 2004 related to such matters.

10.  Notes Receivable - Common Stock
     -------------------------------

      In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrue interest at 1/2% above prime (4.5% at April 30, 2004) which is payable and adjusted annually. The principal was originally due in its entirety at the earlier of termination of employment or October 1999 but was extended until October 2004 for certain officers. In fiscal year 2004, one officer repaid his loan in the amount of $99,000. No payments were received during fiscal year 2003. The remaining balance of $16,500 will be repaid by the extended due date of October 31, 2004.

11. Acquisition of Gillam-FEI.
    --------------------------

      During fiscal year 2001, using a combination of cash and FEI's common stock, the Company acquired Gillam-FEI, a Belgian-based company which also is the majority shareholder of a French company. Under terms of the purchase agreement, the market value of FEI's stock was measured on July 25, 2002, and required that an additional 35,000 shares of FEI stock be issued to certain former shareholders of Gillam-FEI during fiscal year 2003.

      Goodwill Impairment
      -------------------

      The Gillam-FEI acquisition was treated as a purchase. The purchase price was allocated to net assets acquired and to goodwill. In the fourth quarter of 2003, the Company performed an impairment test of the Gillam-FEI reporting unit. The fair value of this reporting unit was determined based upon valuations utilized in recent industry acquisition transactions and current market values of publicly-traded competitors and customers in the same industry as Gillam-FEI. Based on this test, the Company further analyzed its investment in Gillam-FEI and concluded that the goodwill associated with this acquisition was impaired. Consequently, the Company recorded a non-cash charge of $6.2 million against operating income for fiscal year 2003 to reflect the write down of the full value of goodwill related to the Gillam-FEI acquisition.


12.   Acquisition of Zyfer, Inc.
      --------------------------

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The business of the new subsidiary, FEI-Zyfer, Inc., is the design and manufacture of products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.

      The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company is required to make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. The acquired business recorded revenue of $6.5 million for the year ended March 31, 2003 and $4.5 million in the prior fiscal year.

      The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over the next 3 to 5 years. Amortization expense for the year ended April 30, 2004 was approximately $127,000. As of April 30, 2004, the Company has also recorded goodwill in the amount of approximately $140,000 based on the contingent payment requirement as described above and FEI-Zyfer's sales of $6.5 million during fiscal 2004.

      The accompanying consolidated statements of operations for the year ended April 30, 2004, includes the results of operations of FEI-Zyfer since May 9, 2003. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the years ended April 30, 2004 and 2003, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of each of the periods presented. The fiscal year 2003 financial information includes the results of operations of FEI-Zyfer for the period April 1, 2002 to March 31, 2003.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2002, nor does it purport to represent the results of operations for future periods.


                                                      Pro forma
                                                     (unaudited)
                                                Years ended April 30,

                                                 2004             2003
                                                 ----             ----
                                        (In thousands except per share data)

       Net Sales                             $    50,207     $    40,817
                                             -----------     -----------

       Operating Loss                        $    (1,725)    $   (12,808)
                                             -----------     -----------

       Income (Loss) from
           continuing operations             $        94     $    (9,209)
                                             ===========     ===========

       Earnings (Loss) per share- basic      $      0.01     $     (1.11)
                                             ===========     ===========


       Earnings (Loss) per share- diluted    $      0.01     $     (1.11)
                                             ===========     ===========




13.   Employee Benefit Plans
      ----------------------

Profit Sharing Plan:

      The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2004, 2003 and 2002, the Company contributed 41,011, 39,335 and 28,220 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $450,000 in fiscal year 2004, $370,000 in fiscal year 2003 and $400,000 in fiscal year 2002.

Income Incentive Pool:

      The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $315,000 to operations under these plans for the fiscal year ended April 30, 2004. For fiscal years 2003 and 2002, no amount for bonuses was recorded in selling and administrative expenses due to the lack of earnings, exclusive of the insurance reimbursement in fiscal 2002.

Independent Contractor Stock Option Plan:

The Company has an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Each of the option grants in fiscal year 2001 were granted to certain independent contractors at a price equal to the then fair market value of the Company's common stock. Each option grant permitted immediate exercise of a portion of the options (24% to 34% of the total grant) with the balance exercisable proportionately over the next two to three years. For the year ended April 30, 2002, the Company recognized compensation expense of $45,000, as a result of these stock option grants. No compensation expense was recognized during the years ended April 30, 2004 and 2003 as no new grants were made in fiscal years 2004, 2003 or 2002 and previous grants have been fully expensed.

      Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                                        2004                        2003                        2002
                                              ------------------------    ------------------------    -----------------------
                                                               Wtd Avg                     Wtd Avg                     Wtd Avg
                                                  Shares         Price        Shares         Price        Shares         Price
                                              ----------    ----------    ----------    ----------    ----------    ----------
     Outstanding at beginning of year            114,350    $    15.31       114,350    $    15.31       114,350    $    15.31
     Granted                                          --            --            --            --            --
     Exercised                                    (3,300)   $     9.25            --            --            --
                                              ----------                  ----------                  ----------
     Outstanding at end of year                  111,050    $    15.49       114,350    $    15.31       114,350    $    15.31
                                              ==========                  ==========                  ==========
     Exercisable at end of year                  111,050    $    15.49       111,350    $    15.29       109,350    $    15.32
                                              ==========                  ==========                  ==========
     Available for grant at end of year          219,500                     219,500                     219,500
                                              ==========                  ==========                  ==========
     Weighted average fair value
     of options granted during the year         $     --                    $     --                    $     --
                                              ==========                  ==========                  ==========

Employee Stock Option Plans:

      The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans, options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2004, eligible employees had been granted options to purchase 1,084,000 shares of Company stock under ISO plans of which 316,500 options are outstanding and approximately 75,000 are exercisable. Through April 30, 2004, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 765,000 are outstanding and approximately 685,000 are exercisable (see tables below).

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.

      Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                                        2004                        2003                        2002
                                              ------------------------    ------------------------    -----------------------
                                                             Wtd Avg                      Wtd Avg                      Wtd Avg
                                               Shares          Price        Shares          Price        Shares          Price
                                           ----------     ----------    ----------     ----------    ----------     ----------
     Outstanding at beginning of year       1,031,062     $    12.63       969,062     $    13.14       861,437     $    13.30
     Granted                                  128,500     $     9.13        83,500     $     6.62       122,000     $    11.25
     Exercised                                (22,000)    $     5.58        (3,500)    $     7.27       (14,375)    $     6.76
     Expired or canceled                      (56,125)    $     5.86       (18,000)    $    12.91            --
                                           ----------                   ----------                   ----------
     Outstanding at end of year             1,081,437     $    11.00     1,031,062     $    12.63       969,062     $    13.14
                                            =========                    =========                      =======
     Exercisable at end of year               760,312     $    11.07       665,562     $    11.64       514,000     $    10.23
                                              =======                      =======                      =======
     Available for grant at end of year        71,000                      278,000                      342,000
                                               ======                      =======                      =======
     Weighted average fair value
     of options granted during the year     $    5.57                    $    4.03                    $    7.00
                                            =========                    =========                    =========

      The following table summarizes information about stock options outstanding at April 30, 2004:

                             Options Outstanding            Options Exercisable
                      ----------------------------------  ----------------------
                                    Weighted
                                     Average    Weighted                Weighted
                         Number     Remaining    Average    Number      Average
    Actual Range of   Outstanding  Contractual  Exercise  Exercisable   Exercise
    Exercise Prices    at 4/30/04     Life        Price   at 4/30/04     Price
    ---------------    ----------     ----        -----   ----------     -----
    $4.375 - 9.575      533,250        6.4       $ 7.59     347,375      $ 7.18
    10.167 - 16.625     466,187        5.9        12.60     351,437       12.63
       23.75             82,000        6.3        23.75      61,500       23.75


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

                                                   2004                        2003                         2002
                                           ---------------------       ---------------------        ---------------------

                                                        Wtd Avg                      Wtd Avg                     Wtd Avg
                                           Shares         Price        Shares          Price        Shares         Price
                                           ------         -----        ------          -----        ------         -----

   Outstanding at beginning of year        22,500                      30,000     $     4.00        30,000    $     4.00
   Granted                                     --            --            --             --            --            --
   Expired                                     --            --            --             --            --            --
   Exercised                                   --            --        (7,500)    $     4.00            --            --
                                       ----------                  ----------                   ----------
   Outstanding at end of year              22,500    $     4.00        22,500     $     4.00        30,000    $     4.00
                                       ==========                  ==========                   ==========
   Exercisable at end of year              22,500    $     4.00        22,500     $     4.00        30,000    $     4.00
                                       ==========                  ==========                   ==========

   Balance of shares available for
        grant at end of year               98,250                      98,250                       98,250
                                       ==========                  ==========                   ==========

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

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan ("ESOP"). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 615,200 shares remain in the ESOP.

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

      Deferred compensation expense charged to operations during the years ended April 30, 2004, 2003 and 2002 was approximately $371,000, $602,000 and $982,000, respectively. During fiscal year 2002, the Company made modifications to the benefits of certain employees and added two new participants. Accordingly, deferred compensation expense in fiscal year 2002 included approximately $400,000 to account for the benefit modifications.


14.   Income Taxes
      ------------

      The income (loss) before provision (benefit) for income taxes consisted of (in thousands):

                                                                   Year Ended April 30,
                                                                   --------------------
                                                              2004            2003           2002
                                                              ----            ----           ----
U.S.                                                       $      466     ($   3,680)    $    1,567
Foreign                                                          (193)        (6,953)           130
                                                           ----------     ----------     ----------
                                                           $      273     ($  10,633)    $    1,697
                                                           ==========     ==========     ==========

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                                 2004           2003           2002
                                                           ----------     ----------     ----------
      Current:
         Federal                                           ($     300)    ($ 1,650) $            --
         Foreign                                                   --             --             32
         State                                                     --             --            (70)
                                                           ----------     ----------     ----------
            Current benefit                                      (300)        (1,650)           (38)
                                                           ----------     ----------     ----------
      Deferred
         Federal                                                   --           (352)           228
         Foreign                                                   95           (171)            90
         State                                                     --           (200)            40
         Valuation allowance- foreign                             316            600             --
                                                           ----------     ----------     ----------
            Deferred provision (benefit)                          411           (123)           358
                                                           ----------     ----------     ----------
        Total provision (benefit)                          $      111     ($   1,773)    $      320
                                                           ==========     ==========     ==========

      The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                                                 2004           2003           2002
                                                           ----------     ----------     ----------
   Computed "expected" tax (benefit) expense$                      93     ($   3,615)    $      577
   State and local tax, net of federal benefit                     --           (139)           (46)
   Minority interest in loss of consolidated subsidiary           (50)           (11)            --
   Valuation allowance on foreign deferred taxes                  316            600             --
   Foreign taxes                                                   --             --            118
   Nondeductible losses at foreign subsidiaries                   218            135             78
   Nondeductible goodwill impairment                               --          2,094             --
   Nondeductible expenses                                         121            164             60
   Nontaxable life insurance cash value increase                 (103)           (51)           (86)
   Reversal of tax liabilities                                   (400)            --             --
   Tax credits                                                    (90)          (768)          (210)
   Other items, net, none of which individually
     exceeds 5% of federal taxes at statutory rates                 6           (182)          (171)
                                                           ----------     ----------     ----------
                                                           $      111     ($   1,773)    $      320
                                                           ==========     ==========     ==========

    The components of deferred taxes are as follows (in thousands):

                                                                  2004            2003
                                                                  ----            ----
      Deferred tax assets:
         Employee benefits                                 $     3,465     $     3,289
         Inventory                                               1,200           1,505
         Accounts receivable                                       100              50
         Marketable securities                                      49             710
         Credit and loss carryforwards                             400             400
         Research & development                                    436             510
         Other liabilities                                           7             214
         Foreign net operating loss carryforwards                  594             970
         Miscellaneous                                             308            (116)
                                                           -----------     -----------
         Total deferred tax asset                                6,559           7,532
                                                           -----------     -----------
      Deferred tax liabilities:
         Property, plant and equipment                           2,388           2,061
                                                           -----------     -----------
      Net deferred tax asset                                     4,171           5,471
      Valuation allowance                                         (993)           (600)
                                                           -----------     -----------
                                                           $     3,178     $     4,871
                                                           ===========     ===========

      At April 30, 2004, the Company has available approximately $2.6 million in net operating losses available to offset future income of certain of its foreign subsidiaries. The Company's valuation allowance was increased by $393,000 in fiscal year 2004 to reflect the fact that the potential benefit arising from losses of a foreign subsidiary is not likely to be realized. The total valuation allowance relates to deferred tax assets of foreign subsidiaries.

15.   Segment Information
      -------------------

      The Company operates under four reportable segments:

      (1) Commercial Communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
      (2) U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
      (3) Gillam-FEI - the Company's Belgian subsidiary primarily sells wireline synchronization and network monitoring systems.
      (4) FEI-Zyfer - the products of the Company's newly acquired subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

      The accounting policies of the four segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes. The Company's Commercial Communications and U.S. Government segments operate principally out of a U.S.-based manufacturing facility with both segments sharing the same managers, manufacturing personnel, and machinery and equipment. Consequently, data for these two segments includes allocations of depreciation and corporate-wide general and administrative charges. The assets of these two segments consist principally of inventory and accounts receivable. All other U.S.-based assets are assigned to the corporation for the benefit of all four segments.

      The European-based director of Gillam-FEI and the president of FEI-Zyfer manage the assets of these segments. All acquired assets, including intangible assets, are included in the assets of these segments.

    The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years:

                                                     (in thousands)
                                              2004        2003        2002
                                              ----        ----        ----
 Net sales:
    Commercial Communications              $29,066      $15,051     $26,663
    U.S. Government                          7,053        8,906       4,513
    Gillam-FEI                              12,197**      8,137      11,223
    FEI-Zyfer                                6,560            -           -
    less intersegment sales                 (4,770)**      (567)     (1,220)
                                           -------      -------     -------
    Consolidated Sales                     $50,106      $31,528     $41,179
                                           =======      =======     =======

 Operating (loss) profit:
    Commercial Communications             ($ 1,093)**   ($7,123)    ($1,394)
    U.S. Government                            656        1,887         733
    Gillam-FEI                                 353**     (6,972)        516
    FEI-Zyfer                               (1,059)           -           -
    Corporate                                 (503)        (282)        234
                                           -------      -------     -------
    Consolidated Operating (Loss) Profit  ($ 1,646)    ($12,490)   $     89
                                           =======      =======    ========

** Includes intersegment sale of $3,518,000 to the Commercial Communications segment for development of a wireline synchronization product for ultimate production and sale in the United States. This amount was recorded as research and development expense of the Commercial Communications segment, resulting in an operating loss at that segment and an operating profit in the Gillam-FEI segment.

 Identifiable assets:
    Commercial Communications             $ 22,988      $14,733     $21,101
    U.S. Government                          5,189        6,147       3,176
    Gillam-FEI                              14,904       12,305      17,956
    FEI-Zyfer                                5,541            -           -
    less intersegment balances              (5,673)        (964)     (1,575)
    Corporate                               49,711       53,508      55,353
                                          --------      -------     -------
      Consolidated Identifiable Assets    $ 92,660      $85,729     $96,011
                                          ========      =======     =======
 Depreciation and amortization (allocated):
    Commercial Communications              $ 1,100      $   930     $   995
    U.S. Government                            267          327         166
    Gillam-FEI                                 307          324         280
    FEI-Zyfer                                  405            -           -
    Corporate                                   19           19          19
                                          --------      -------     -------
    Consolidated Depreciation Expense       $2,098       $1,600      $1,460
                                            ======       ======      ======

Major Customers
---------------

      In fiscal year 2004, sales to two customers of the Commercial Communications segment aggregated $21.6 million or 74% of that segment's total sales. These customers accounted for 32% and 11%, respectively, of the Company's consolidated sales for the year. In the U.S. Government segment, sales to three customers aggregated $5.8 million or 82% of that segment's revenues in fiscal year 2004. In the Gillam-FEI segment, sales to two customers aggregated $2.7 million or 31% of that segment's revenues (exclusive of the $3.5 million intersegment sale). In the FEI-Zyfer segment, one customer accounted for $1.2 million or 19% of that segment's sales. None of the customers in the U.S. Government, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

      During fiscal year 2003, sales to one customer accounted for approximately $10.0 million of the Commercial Communications segment's total sales. This amount represents 66% of Commercial Communications' total revenues and 32% of consolidated sales. In the U.S. Government segment, sales to three customers accounted for $6.7 million of sales or 76% of the segment's revenue and 21% of consolidated revenue. One of the U.S. Government segment's customers accounted for $3.5 million or 11% of consolidated revenue. Sales to two customers, aggregating $1.9 million, accounted for 24% of the revenues of the Gillam-FEI segment. None of the customers in the Gillam-FEI segment accounted for more than 10% of consolidated revenues.

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

Foreign Sales
-------------

    Revenues in the Commercial Communications and Gillam-FEI segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

                                        (in thousands)
                              2004           2003           2002
                              ----           ----           ----


       China             $    14,141    $     1,814    $     1,129
       Belgium                 3,876          3,514          5,113
       France                  3,987          2,483          5,645
       Canada                  1,046             --             --
       Brazil                  1,021             --          1,074
       United Kingdom            436            910            261
       Other                   2,785          3,414          3,881
                         -----------    -----------    -----------
                         $    27,292    $    12,135    $    17,103
                         ===========    ===========    ===========

16.   Product Warranties
      ------------------

      The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. During the year ended April 30, 2004, the Company increased the warranty reserve by $100,000 to $400,000. At April 30, 2003 and 2002, the reserve was $300,000. During fiscal years 2004, 2003 and 2002, the Company incurred warranty expenses of approximately $280,000, $900,000 and $884,000, respectively. The higher than expected warranty expense level in fiscal years 2003 and 2002 was primarily related to a unique manufacturing defect in one of the Company's products which occurred over a limited period of time. The defect was identified and corrected and, as of April 30, 2003, the Company had substantially completed the warranty rework related to this product.

17. Interim Results (Unaudited)
    ---------------------------

      Quarterly results for fiscal years 2004 and 2003 are as follows:

                                                      (in thousands, except per share data)
                                                                  2004 Quarter
                                           ------------------------------------------------------
                                                1st           2nd             3rd          4th

       Net sales                           $    8,754     $   10,025     $   14,052    $   17,275
       Gross margin                             2,567          3,320          4,773         4,917
       Net income (loss)                         (742)          (234)           333           805
       *Earnings (loss) per share
                  Basic                    ($    0.09)    ($    0.03)    $     0.04    $     0.10
                  Diluted                  ($    0.09)    ($    0.03)    $     0.04    $     0.09

      During the fourth quarter of fiscal year 2004, the Company reduced its inventory by $530,000 to adjust for inventory revaluation and realized a tax benefit of $400,000 as the result of the reversal of certain tax liabilities that were determined to be no longer required. (See Note 14.)

      *Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

                                                      (in thousands, except per share data)
                                                                  2003 Quarter
                                           ------------------------------------------------------
                                                1st           2nd             3rd          4th

        Net sales                          $    6,828     $    8,300    $    9,390    $    7,009
        Gross margin                            2,055          2,621         3,073        (1,903)
        Net income (loss)                        (489)           251           239        (8,861)
        *Earnings (loss) per share
                   Basic                   ($    0.06)    $     0.03    $     0.03    ($    1.06)
                   Diluted                 ($    0.06)    $     0.03    $     0.03    ($    1.06)

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

        Column A                Column B            Column C               Column D     Column E
        --------                --------            --------               --------     --------
                                                   Additions
                                                   ---------

       Description              Balance      Charged      Charged
                                   at       to costs      to other                      Balance at
                               beginning       and       accounts-        Deductions      end of
                               of period     expenses     describe         -describe      period
                               ---------     --------     --------         ---------      ------
Year ended April 30, 2004

   Allowance for doubtful
   accounts                       $124          $16                                          $140

   Inventory reserves           $3,598         $694          $28(c)          $825(b)       $3,495

Year ended April 30, 2003

   Allowance for doubtful
   accounts                       $124           --           --             $124

   Inventory reserves           $2,941       $3,634          $35(c)        $3,012(b)       $3,598

Year ended April 30, 2002

   Allowance for doubtful
   accounts                       $190           $9                           $75(a)         $124

   Inventory reserves           $2,537       $1,000          $(1)(c)         $595(b)       $2,941

(a)   Accounts written off
(b)   Inventory disposed or written off
(c)   Foreign currency translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
      Financial Disclosure
      --------------------

            NONE

      Item 9A Controls and Procedures
      -------------------------------

      Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

      The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company's code of ethics is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 30, 2004. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation
--------------------------------

    This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
      Related Stockholder Matters
      ---------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 30, 2004.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 30, 2004.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 30, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   Index to Financial Statements, Financial Statement Schedule and Exhibits
      ------------------------------------------------------------------------

      The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

        (1) FINANCIAL STATEMENTS

          Included in Part II of this report:
                                                                                        Page(s)
                                                                                        -------

            Report of Independent Registered Public Accounting Firm                       25

            Consolidated Balance Sheets
               April 30, 2004 and 2003                                                  26-27

            Consolidated Statements of Operations
               -years ended April 30, 2004, 2003 and 2002                                 28

            Consolidated  Statements  of  Changes  in  Stockholders'
               Equity
               - years ended April 30, 2004, 2003 and 2002                                29

            Consolidated Statements of Cash Flows
               - years ended April 30, 2004, 2003 and 2002                              30-31

            Notes to Consolidated Financial Statements                                  32-47

        (2) FINANCIAL STATEMENT SCHEDULE

          Included in Part II of this report:

            Schedule II - Valuation and Qualifying Accounts                               48

            Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

        (3) EXHIBITS

            Exhibit 23.1- Consent of Independent Registered Public Accounting Firm        55

            Exhibit 31.1  Certification of the Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002                   56

            Exhibit 31.2  Certification of the Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002                   57

            Exhibit 32.1  Certification of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002                   58

            Exhibit 32.2  Certification of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002                   59


            The exhibits listed on the accompanying Index to Exhibits beginning on page 52 are filed as part of this annual report.

(b)   REPORTS ON FORM 8-K

      Registrant's Form 8-K, dated March 10, 2004, containing disclosure under
      Item 5 thereof (dividend declaration), was filed with the Securities and Exchange Commission during the quarter ended April 30, 2004.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FREQUENCY ELECTRONICS, INC.

                                               By   /s/ Martin B. Bloch
                                               --------------------------
                                                        Martin B. Bloch
                                                        President and CEO


                                               By   /s/ Alan L. Miller
                                               --------------------------
                                                        Alan L. Miller
                                                        Chief Financial Officer
                                                        and Controller

Dated: July 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                              Title                    Date
         ---------                              -----                    ----

      /s/ Joseph P. Franklin         Chairman of the Board              7/29/04
      ----------------------
      Joseph P. Franklin

      /s/ Joel Girsky                Director                           7/29/04
      ----------------------
          Joel Girsky

      /s/ John Ho                    Director                           7/29/04
      ----------------------
            John Ho

      /s/ Marvin Meirs               Director                           7/29/04
      ----------------------
         Marvin Meirs

      /s/ Martin B. Bloch            President and CEO                  7/29/04
      ----------------------
         Martin B. Bloch             (Principal Executive Officer)

      /s/ Alan L. Miller             Chief Financial Officer            7/29/04
      ----------------------         and Controller
        Alan L. Miller              (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                  ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K                           Description of Exhibit                                         NOTE
--------------         -------------------------------------------------------------------              ----

       3.1                 Copy of Certificate of Incorporation of the Registrant
                           filed with the Secretary of State of Delaware                                  (1)

       3.2                 Amendment to Certificate of Incorporation of the
                           Registrant filed with the Secretary of State
                           of Delaware on March 27, 1981                                                  (2)

       3.3                 Amendment to Certificate of Incorporation of the Registrant
                           filed with Secretary of State of Delaware on October 26, 1984                  (6)

       3.4                 Amendment to Certificate of Incorporation of the Registrant
                           filed with the Secretary of State of Delaware on October 22, 1986              (8)

       3.5                 Amended and Restated Certificate of Incorporation of the
                           Registrant filed with the Secretary of State of Delaware on
                           October 26, 1987                                                              (10)

       3.6                 Amended Certificate of Incorporation of the Company filed
                           with the Secretary of State of Delaware on November 2, 1989                   (10)

       3.7                 Copy of By-Laws of the Registrant, as amended to date                          (3)

       4.1                 Specimen of Common Stock certificate                                           (1)

      10.1                 Registrant's 1997 Independent Contractor Stock Option Plan                    (11)

      10.2                 Stock Bonus Plan of Registrant and Trust Agreement
                           thereunder                                                                     (4)

      10.3                 Employment agreement between Registrant and Martin B. Bloch                    (4)

      10.4                 Employment agreement between Registrant and Abraham Lazar                      (4)

      10.5                 Employment agreement between Registrant and John C. Ho                         (4)

      10.6                 Employment agreement between Registrant and Marvin Meirs                       (4)

      10.7                 Employment agreement between Registrant and Alfred Vulcan                      (4)

      10.8                 Employment agreement between Registrant and Harry Newman                       (4)

      10.9                 Employment agreement between Registrant and Marcus Hechler                     (4)

      10.10                Employment agreement between Registrant and Charles Stone                      (9)

      10.11                Employment agreement between Registrant and Jerry Bloch                        (9)

      10.12                Contribution Agreement between Registrant and Reckson
                           Operating Partnership L.P. dated January 6, 1998                              (12)

      10.13                Lease agreement between Registrant and Reckson Operating
                           Partnership, L.P. dated January 6, 1998                                       (12)

      10.14                Plea Agreement, Civil Settlement and Related Documents dated
                           June 19, 1998                                                                 (12)




Exhibit No. in
this Form 10-K                           Description of Exhibit                                         NOTE
--------------         -------------------------------------------------------------------              ----

      10.15                Registrant's 1984 Incentive Stock Option Plan                                  (6)

      10.16                Registrant's Cash or Deferral Profit Sharing Plan and
                           Trust under Internal Revenue Code Section 401,
                           dated April 1, 1985                                                            (7)

      10.17                Amendment dated April 19, 1981 to Stock Bonus Plan
                           of Registrant and Trust Agreement                                              (3)

      10.18                Amendment Restated Effective as of May 1, 1984 of the
                           Stock Bonus Plan and Trust Agreement of Registrant                             (7)


      10.19                Amendment Restated Effective as of May 1, 1984 of the Stock
                           Bonus Plan and Trust Agreement of Registrant                                   (8)

      10.20                Form of stock escrow agreement between Vincenti & Schickler as
                           escrow agent and certain officers of Registrant                                (4)

      10.21                Form of Agreement concerning Executive Compensation                            (2)

      10.22                Registrant's 1987 Incentive Stock Option Plan                                  (9)

      10.23                Registrant's Senior Executive Stock Option Plan                                (9)

      10.24                Amendment dated Jan. 1, 1988 to Registrant's Cash or
                           Deferred Profit Sharing Plan and Trust under Section 401
                           of Internal Revenue Code                                                       (9)

      10.25                Executive Incentive Compensation Plan between Registrant
                           and various employees                                                          (9)

      10.26                Registrant's Employee Stock Option Plan                                       (10)

      10.27                Loan agreement between Registrant and Nat West
                           dated May 22, 1990                                                            (10)

      10.28                Loan Agreement between Registrant's Employee Stock
                           Ownership Plan and Registrant dated May 22, 1990                              (10)

      11                   Computation of Earnings per Share of Common Stock                        Included in the
                                                                                                 Financial Statements

      15                   Registrant's 1982 Incentive Stock Option Plan                                  (5)

      21                   List of Subsidiaries of Registrant                                            (10)

      23                   Consent of Independent Registered Public Accounting Firm
                           to incorporation by reference of 2004 audit report in
                           Registrant's Form S-8 Registration Statement.                             Filed herewith

      31.1                 Certification of the Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002                             Filed herewith

      31.2                 Certification of the Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002                             Filed herewith



Exhibit No. in
this Form 10-K                           Description of Exhibit                                         NOTE
--------------         -------------------------------------------------------------------              ----
      32.1                 Certification of the Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002                             Filed herewith

      32.2                 Certification of the Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002                             Filed herewith


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