Form 10-Q
period 2004-07-31
FREQUENCY ELECTRONICS INC
filed 2004-09-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended July 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2004 - 8,442,831

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX


Part I.  Financial Information:                                         Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          July 31, 2004 and April 30, 2004                                3-4

      Condensed Consolidated Statements of Operations
          Three Months Ended July 31, 2004 and 2003                        5

      Condensed Consolidated Statements of Cash Flows
          Three Months Ended July 31, 2004 and 2003                        6

      Notes to Condensed Consolidated Financial Statements                7-10

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  11-14

  Item 3- Quantitative and Qualitative Disclosures about Market Risk     14-15

  Item 4- Controls and Procedures                                         15


Part II.  Other Information:

  Items 1 through 5 are omitted because they are not applicable

  Item 6 - Exhibits and Reports on Form 8-K                               15

  Signatures                                                              16

  Exhibits                                                               17-20






                                    2 of 20

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                      July 31,       April 30,
                                                        2004           2004
                                                        ----           ----
                                                     (UNAUDITED)     (NOTE A)
                                                         (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                          $ 3,422        $ 5,699

  Marketable securities                               28,879         25,690

  Accounts receivable, net of allowance
     for doubtful accounts of $140                    14,099         15,036

  Inventories                                         21,394         21,925

  Deferred income taxes                                2,628          2,585

  Income taxes receivable                                  -            242

  Prepaid expenses and other                           1,568          1,658
                                                     -------        -------

         Total current assets                         71,990         72,835

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                    11,227        11,486

Deferred income taxes                                     95           593

Cash surrender value of life insurance                 5,460         5,355

Goodwill and other Intangible assets, net                590           616

Other assets                                           1,772         1,775
                                                     -------       -------

           Total assets                              $91,134       $92,660
                                                     =======       =======








                See accompanying notes to condensed consolidated
                             financial statements.

                                    3 of 20

                  Frequency Electronics, Inc. and Subsidiaries

                                                        July 31,      April 30,
                                                          2004          2004
                                                          ----          ----
                                                       (UNAUDITED)     (NOTE A)
                                                             (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Short-term credit obligations                   $ 2,075         $ 3,408
        Accounts payable - trade                          2,749           3,470
        Accrued liabilities and other                     2,964           4,106
        Dividend payable                                      -             843
        Income taxes payable                                550               -
                                                        -------         -------
          Total current liabilities                       8,338          11,827

Deferred compensation                                     6,870           6,854
REIT liability and other liabilities                     10,543          10,755
                                                        -------         -------
       Total liabilities                                 25,751          29,436
                                                        -------         -------
Minority interest in subsidiary                              67              48
                                                        -------         -------

Stockholders' equity:
  Preferred stock  - $1.00 par value                          -               -
  Common stock  -  $1.00 par value                        9,164           9,164
  Additional paid-in capital                             44,554          44,442
  Retained earnings                                       9,873           8,897
                                                        -------         -------
                                                         63,591          62,503

   Common stock reacquired and held in treasury
     -at cost, 723,108 shares at July 31, 2004
      and 738,428 shares at April 30, 2004               (2,748)         (2,797)
   Other stockholders' equity                               (17)            (17)
   Accumulated other comprehensive income                 4,490           3,487
                                                        -------         -------
       Total stockholders' equity                        65,316          63,176
                                                        -------         -------

       Total liabilities and stockholders' equity       $91,134         $92,660
                                                        =======         =======








                See accompanying notes to condensed consolidated
                             financial statements.

                                    4 of 20

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                      2004               2003
                                                      ----               ----
                                                       (In thousands except
                                                          per share data)


Net Sales                                            $17,683           $ 8,754
Cost of sales                                         11,905             6,187
                                                     -------           -------
        Gross Margin                                   5,778             2,567

Selling and administrative expenses                    3,293             2,536
Research and development expense                       1,236             1,668
                                                     -------           -------
        Operating profit (loss)                        1,249            (1,637)

Other income (expense):
     Investment income                                   415               746
     Interest expense                                    (78)              (59)
     Other income, net                                    58                13
                                                     -------           -------
Income (loss) before minority interest and
     provision for income taxes                        1,644              (937)

Minority interest in income (loss)
  of consolidated subsidiary                              19               (55)
                                                     -------           -------

Income (loss) before provision for income taxes        1,625              (882)

Provision (benefit) for income taxes                     648              (140)
                                                     -------           -------

        Net income (loss)                            $   977           $  (742)
                                                     =======           =======


Net earnings (loss) per common share
        Basic                                         $ 0.12            $(0.09)
                                                      ======            ======
        Diluted                                       $ 0.11            $(0.09)
                                                      ======            ======

Average shares outstanding
        Basic                                       8,434,618         8,348,133
                                                    =========         =========
        Diluted                                     8,646,358         8,348,133
                                                    =========         =========





                See accompanying notes to condensed consolidated
                             financial statements.

                                    5 of 30

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                           2004          2003
                                                           ----          ----
                                                             (In thousands)

Cash flows from operating activities:
  Net income (loss)                                     $   977        $  (742)
  Non-cash charges to earnings                              587            387
  Net changes in other assets and liabilities               389         (2,962)
                                                        -------        -------
Net cash provided by (used in) operating activities       1,953         (3,317)
                                                        -------        -------

Cash flows from investing activities:
  Payment for acquisition                                     -         (2,697)
  Proceeds from sale of marketable securities               500          5,180
  Purchase of marketable securities                      (2,240)        (2,364)
  Other - net                                              (257)          (223)
                                                        -------        -------
Net cash used in investing activities                    (1,997)          (104)
                                                        -------        -------

Cash flows from financing activities:
  Proceeds from short-term credit obligations                 -          1,506
  Payment of cash dividend                                 (843)          (834)
  Payment on long-term obligations                       (1,442)          (156)
  Other - net                                                60            (45)
                                                        -------        -------
Net cash (used in) provided by financing activities      (2,225)           471
                                                        -------        -------

Net decrease in cash and cash equivalents
  before effect of exchange rate changes                 (2,269)        (2,950)

Effect of exchange rate changes
  on cash and cash equivalents                               (8)           126
                                                        -------        -------

   Net decrease in cash                                  (2,277)        (2,824)

   Cash at beginning of period                            5,699          5,952
                                                        -------        -------
   Cash at end of period                                $ 3,422        $ 3,128
                                                        =======        =======






                See accompanying notes to condensed consolidated
                             financial statements.

                                    6 of 20

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2004 and the results of its operations and cash flows for the three months ended July 31, 2004 and 2003. The April 30, 2004 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2004 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                          Periods ended July 31,
                                               Three months
                                         2004                 2003
                                         ----                 ----
  Basic EPS Shares outstanding
    (weighted average)                 8,434,618           8,348,133
  Effect of Dilutive Securities          211,740                 ***
                                       ---------           ---------
  Diluted EPS Shares outstanding       8,646,358           8,348,133
                                       =========           =========

     *** Dilutive securities are excluded for the three month period ended July 31, 2004 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

     Options to purchase 231,750 and 312,800 shares of common stock were outstanding during the three months ended July 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31 and April 30, 2004 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,913,000 and $2,428,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $3,520,000  and
$3,495,000 at July 31 and April 30, 2004, respectively, consist of the following:

                                           July 31, 2004         April 30, 2004
                                           -------------         --------------
                                                     (In thousands)

  Raw materials and Component parts          $10,096                 $ 8,608
  Work in progress and Finished goods         11,298                  13,317
                                             -------                 -------
                                             $21,394                 $21,925
                                             =======                 =======

                                    7 of 20

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the three months ended July 31, 2004 and 2003, total comprehensive income was $1,980,000 and $287,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - SEGMENT INFORMATION

The Company operates under four reportable segments:
     1. Commercial communications - consists principally of time and frequency control products used in commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunications.
     2. U.S. Government - consists of time and frequency control products used in terrestrial and space applications by the Department of Defense and other U.S. government agencies.
     3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.
     4. FEI-Zyfer - the products of the Company's subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                             Three months ended July 31,
                                               2004              2003
                                               ----              ----
  Net sales:
   Commercial Communications                 $11,350           $ 4,869
   U.S. Government                             1,741             1,644
   Gillam-FEI                                  2,740             1,347
   FEI-Zyfer                                   2,034               912
   less intercompany sales                      (182)              (18)
                                             -------           -------
    Consolidated Sales                       $17,683           $ 8,754
                                             =======           =======
  Operating profit (loss):
   Commercial Communications                 $ 1,964             $(274)
   U.S. Government                               (80)               72
   Gillam-FEI                                   (497)             (859)
   FEI-Zyfer                                     (38)             (478)
   Corporate                                    (100)              (98)
                                             -------           -------
    Consolidated Operating Profit (Loss)     $ 1,249           $(1,637)
                                             =======           =======

                                          July 31, 2004      April 30, 2004
  Identifiable assets:
    Commercial Communications                $20,944            $22,988
    U.S. Government                            7,770              5,189
    Gillam-FEI                                13,056             14,904
    FEI-Zyfer                                  4,992              5,541
    less intercompany balances                (5,195)            (5,673)
    Corporate                                 49,567             49,711
                                             -------            -------
     Consolidated Identifiable Assets        $91,134            $92,660
                                             =======            =======

                                    8 of 20

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - ACQUISITION OF FEI-ZYFER

     On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The business of the subsidiary, FEI-Zyfer, Inc., is the design and manufacture of products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.

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

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over the next 3 to 5 years. Amortization expense for the three months ended July 31, 2004 was $26,000. No amortization expense was recorded during the first quarter of fiscal year 2004 since the Company had not yet completed the process of determining the appropriate allocation of the purchase price.

     The accompanying condensed consolidated statements of operations for the three-month period ended July 31, 2003, includes the results of operations of FEI-Zyfer from May 9, 2003 through July 31, 2003. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended July 31, 2003, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of the period.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2003, nor does it purport to represent the results of operations for future periods.

                                      Pro forma three months ended July 31, 2003
                                                      (unaudited)
                                         (In thousands except per share data)

      Net Sales                                          $8,855
                                                         ------
      Operating Loss                                    $(1,717)
                                                        -------
      Loss from continuing operations                    $ (800)
                                                         ======

      Loss per share- basic                              $(0.10)
                                                         ======
      Loss per share- diluted                            $(0.10)
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

                                    9 of 20

                  Frequency Electronics, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                 Three months ended July 31
                                                   2004              2003
                                                   ----              ----
                                            (In thousands except per share data)
  Net Income (Loss), as reported                  $  977            $ (742)
  Cost of stock options, net of tax                 (195)             (177)
                                                  ------            ------
  Net Income (Loss)- pro forma                    $  782            $ (919)
                                                  ======            ======

  Earnings (Loss) per share, as reported:
     Basic                                         $ 0.12           $(0.09)
                                                   ======           ======
     Diluted                                       $ 0.11           $(0.09)
                                                   ======           ======
  Earnings (Loss) per share- pro forma
     Basic                                         $ 0.09           $(0.11)
                                                   ======           ======
     Diluted                                       $ 0.09           $(0.11)
                                                   ======           ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal year 2004: dividend yield of 1.83%; expected volatility of 63%; risk free interest rate of 5.5%; and expected lives of ten years.


Note J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company has evaluated all recent accounting pronouncements and their related effective dates. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows.

                                    10 of 20

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

Critical Accounting Policies and Estimates
     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2004 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

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

      Costs and Expenses

     Contract costs include all direct material, direct labor, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

                                    11 of 20

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


RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2005 and 2004 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                                Three months ended July 31,
                                                   2004             2003
                                                   ----             ----
  Net Sales
     Commercial Communications                     64.2%            55.6%
     U.S. Government                                9.8             18.8
     Gillam-FEI                                    15.5             15.4
     FEI-Zyfer                                     11.5             10.4
     less intercompany sales                       (1.0)            (0.2)
                                                  -----            -----
                                                  100.0            100.0
  Cost of Sales                                    67.3             70.7
                                                  -----            -----
                  Gross Margin                     32.7             29.3
  Selling and administrative expenses              18.6             28.9
  Research and development expenses                 7.0             19.1
                                                  -----            -----
                  Operating Profit (Loss)           7.1            (18.7)

  Other income, net & Minority interest             2.1              8.6
                                                  -----            -----
  Pretax Income (Loss)                              9.2            (10.1)
  Provision (benefit) for income taxes              3.7             (1.6)
                                                  -----            -----
                  Net Income (Loss)                 5.5%            (8.5)%
                                                  =====            =====



     For the three months ended July 31, 2004, the operating profit of $1.2 million increased by $2.9 million over the loss of $1.6 million for the same period ended July 31, 2003. Net income for the first quarter of fiscal year 2005 was $977,000, an increase of $1.7 million over the net loss of $742,000 reported in the same period of fiscal year 2004. This substantial improvement in operating results is due to the doubling of revenue in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 which reflects the continuation of the improving telecommunications market that began in the second half of last fiscal year.

     Net sales for the three months ended July 31, 2004, increased by $8.9 million (102%) from the same period of fiscal year 2004. On a segment by segment basis, the comparison of revenues for the fiscal quarter ended July 31, 2004 to the first quarter of fiscal year 2004 were as follows: Commercial Communications revenues increased by $6.5 million (133%); US Government revenues increased by $97,000 (6%); Gillam-FEI revenues increased by $1.4 million (103%); and FEI-Zyfer revenues increased by $1.1 million (123%). The Commercial
Communications  revenues  reflect  growth in capital  spending  in the  wireless infrastructure industry as well as increases in commercial communication satellite activity. US Government segment revenues were up slightly as the Company continued work on several developmental, pre-production programs under US Government contracts. Gillam-FEI revenues reflect the improvement in telecommunications infrastructure spending in Europe. Revenues for the FEI-Zyfer segment reflect the Company's efforts to stabilize that segment's poor financial condition after it was acquired in May 2003. With parent-company support, FEI-Zyfer was able to re-establish its credibility with its customers and was able to develop new customers. The Company expects revenues to remain at approximately the current level for the balance of the fiscal year although actual quarterly results are dependent on the timing of the release of customer orders and contracts.

                                    12 of 20

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Gross margin rates for the three months ended July 31, 2004, improved to 32.7% from 29.3% in the same period of fiscal year 2004. The improvement is attributable to increased sales which were able to absorb a greater amount of fixed costs. Gross margin rates are lower than the Company's target of 40% because margins on initial and early stage development US Government contracts are generally lower than production orders and margins realized by Gillam-FEI are historically lower due to higher labor and social service costs. With continued strong sales, the Company expects to realize improving gross margin rates in future periods.

     Selling and administrative costs for the three months ended July 31, 2004, increased by $757,000 (30%) over the same period of fiscal year 2004. Most of the increase is attributable to increased personnel costs both in terms of increased headcount as well as accruals for incentive compensation plans due to improving profitability. Additional increases were experienced in selling and marketing expenses, including higher sales commissions as a result of increased sales. These cost increases were partially offset by a 6% decrease in selling and administrative expenses at Gillam-FEI following the restructuring process that was completed during the last fiscal year. The ratio of selling and administrative costs to net sales for the first quarter of fiscal year 2005 was 18.6% which met the Company's target of a ratio which is less than 20% of revenues. This is the second consecutive quarter in which the Company has achieved its cost ratio target and is the result both of increased revenue levels and cost containment activities. In future quarters of fiscal year 2005, the Company expects to continue to achieve this targeted ratio of costs to sales.

     Research and development spending in the three months ended July 31, 2004 decreased by $432,000 (26%) over the comparable period ended July 31, 2003. This lower level of spending continues to reflect the fact that certain developmental resources are being applied to funded research contracts rather than internal research and development efforts, the costs of which are borne by the Company. The costs of those resources assigned to funded programs are reflected in cost of sales rather than in research and development expense. During fiscal year 2005, the Company's efforts are focused on completing the final phase of the development of Gillam-FEI's next generation wireline signal synchronization unit (designated "US5G"), developing a digital rubidium oscillator, and further improving the performance of crystal oscillators, including low-g (gravity) sensitivity crystal oscillators which have broad applications in both commercial and US Government systems. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

     Net nonoperating income and expense decreased by $305,000 (44%) in the three month period ended July 31, 2004 compared to the same period of fiscal year 2004. Investment income decreased by $331,000 (44%) during the first quarter of fiscal year 2005 compared to the same period of fiscal year 2004. The decline is principally due to the realized gain of approximately $304,000 recorded in the year-ago period compared to no gains or losses reported in the fiscal year 2005 quarter. For the three month period ended July 31, 2004, interest expense increased by $19,000 (32%) compared to the same period of fiscal year 2004. This increase reflects increases in the short-term borrowing requirements of the Company. Other expense, net, increased by $45,000 during the fiscal year 2005 period compared to the three months ended July 31, 2003. This increase is the result of a governmental grant received by the Company's French subsidiary. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

     The Company is subject to taxation in several countries as well as the states of New York and California. The statutory federal rates vary from 34% in the United States to 35% in Europe. Tax losses originating at the Company's European and Asian subsidiaries are not consolidated with US source income which, when combined with US state taxes, contributes to a higher effective tax rate. The availability of Research and Development tax credits partially offset US-based taxes. The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.6 million to offset future taxable income.

                                    13 of 20

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $64 million at July 31, 2004, which is comparable to working capital at April 30, 2004. Included in working capital at July 31, 2004 is $32.3 million of cash, cash equivalents and marketable securities, including $13.5 million of REIT units that are convertible to Reckson Associates Realty Corp. common stock.

     Net cash provided by operating activities for the three months ended July 31, 2004, was $1.9 million compared to $3.3 million used in operations in the comparable fiscal year 2004 period. This significant improvement in cash flows is due to the return to profitability in fiscal year 2005 plus collections on accounts receivable and reductions in inventory. In the first quarter of fiscal year 2004, approximately $2.6 million was used to support the operations of the Company's new subsidiary, FEI-Zyfer. In the first quarter of fiscal year 2005, FEI-Zyfer generated positive cash flow from operations. The Company expects that it will continue to generate positive cash flow from operating activities during fiscal year 2005.

     Net cash used in investing activities for the three months ended July 31, 2004, was $2.0 million compared to $104,000 for the same period of fiscal year 2004. The principal use of cash was to acquire certain marketable securities aggregating $1.7 million, net of sales of other marketable securities. The Company also acquired capital equipment for approximately $257,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Requirements for additional capital equipment are expected to be less than $2.0 million during fiscal year 2005. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the three months ended July 31, 2004, was $2.2 million compared to cash provided by financing activities in the amount of $471,000 during the comparable fiscal year 2004 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $843,000 and $834,000, respectively. During fiscal year 2004, the Company took advantage of the low interest rate environment and borrowed $1.5 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. During the fiscal year 2005 quarter, the Company repaid $1.0 million of this credit line and made other scheduled payments against debt and other obligations of $442,000.


     At July 31, 2004, the Company's backlog amounted to approximately $28 million compared to the approximately $36 million backlog at April 30, 2004. Of this backlog, approximately 80% is realizable in the next twelve months.

                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.4 million and $13.5 million, respectively, at July 31, 2004. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2004, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

                                    14 of 20

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

Foreign Currency Risk

     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2004, the amount related to foreign currency exchange rates is a $3,696,000 unrealized gain. Note that the value of the Chinese Yuan is "pegged" to the value of the US dollar. Accordingly, no foreign currency gains or losses have been realized or are included in the unrealized gain indicated above. If the Chinese government decides to change its policy and permits the Yuan to "float" against other world currencies, the Company would report the effect in other comprehensive income, as appropriate. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

                                     Item 4.
Controls and Procedures

     Disclosure Controls and Procedures.
     -----------------------------------
     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting.
     ------------------------------------------
     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

ITEMS 1 through 5 are omitted because they are not applicable.

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

   (b) Reports on Form 8-K-

         No filings on Form 8-K were made during the three-month period ended July 31, 2004.

                                    15 of 20

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: September 14, 2004                   BY   /s/   Alan Miller
                                             ---------------------------
                                                 Alan Miller
                                                 Chief Financial Officer
                                                 and Controller














                                    16 of 20

                                                                    Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

I, Martin B. Bloch, Chief Executive Officer, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Frequency
     Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


  /s/   Martin Bloch                                    September 14, 2004
  -----------------------
     Martin B. Bloch
     Chief Executive Officer


                                    17 of 20

                                                                    Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CFO

I, Alan L. Miller, Chief Financial Officer, certify that

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Frequency
     Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  /s/   Alan Miller                                   September 14, 2004
  ----------------------
     Alan L. Miller
     Chief Financial Officer




                                    18 of 20

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin Bloch                                    September 14, 2004
  -------------------------
     Martin B. Bloch
     Chief Executive Officer



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




                                    19 of 20

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan Miller                                    September 14, 2004
  -------------------------
     Alan L. Miller
     Chief Financial Officer



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



                                    20 of 20