Form 10-Q
period 2004-10-31
FREQUENCY ELECTRONICS INC
filed 2004-12-14
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended October 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 2004 - 8,492,877

                  Frequency Electronics, Inc. and Subsidiaries

                                      INDEX



Part I.  Financial Information:                                     Page No.

   Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          October 31, 2004 and April 30, 2004                          3-4

      Condensed Consolidated Statements of Operations
          Six Months Ended October 31, 2004 and 2003                    5

      Condensed Consolidated Statements of Operations
          Three Months Ended October 31, 2004 and 2003                  6

      Condensed Consolidated Statements of Cash Flows
          Six Months Ended October 31, 2004 and 2003                    7

      Notes to Condensed Consolidated Financial Statements             8-12

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               12-17

  Item 3- Quantitative and Qualitative Disclosures about Market Risk   17

  Item 4- Controls and Procedures                                      18


Part II.  Other Information:

  Items 1 through 5 are omitted because they are not applicable

  Item 6 - Exhibits and Reports on Form 8-K                            18

  Signatures                                                           19

  Exhibits                                                            20-23

                  Frequency Electronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                    October 31,        April 30,
                                                       2004              2004
                                                       ----              ----
                                                    (UNAUDITED)        (NOTE A)
                                                            (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                          $  3,059         $  5,699

  Marketable securities                                29,857           25,690

  Accounts receivable, net of allowance for
    doubtful accounts of $140                          14,344           15,036

  Inventories                                          21,336           21,925

  Deferred income taxes                                 1,471            2,585

  Income taxes receivable                                   -              242

  Prepaid expenses and other                            1,801            1,658
                                                     --------         --------
      Total current assets                             71,868           72,835

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                         11,257           11,486

Deferred income taxes                                     618              593

Cash surrender value of life insurance                  5,561            5,355

Goodwill and other Intangible assets, net                 560              616

Other assets**                                          2,828            1,982
                                                     --------         --------
      Total assets                                   $ 92,692         $ 92,867
                                                     ========         ========




               ** Other assets at April 30, 2004 have been increased by $207,000 for the retroactive application of the equity method of accounting for the Company's investment in OAO Morion.









                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                                                    October 31,       April 30,
                                                       2004             2004
                                                       ----             ----
                                                    (UNAUDITED)       (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term credit obligations                     $  1,755          $  3,408
  Accounts payable - trade                             2,673             3,470
  Accrued liabilities and other                        2,704             4,106
  Dividend payable                                       849               843
  Income taxes payable                                   297                 -
                                                    --------          --------
    Total current liabilities                          8,278            11,827

Deferred compensation                                  6,884             6,854
REIT liability and other liabilities                  10,376            10,755
                                                    --------          --------
    Total liabilities                                 25,538            29,436
                                                    --------          --------

Minority interest in subsidiary                            -                48
                                                    --------          --------

Stockholders' equity:
  Preferred stock  - $1.00 par value                       -                 -
  Common stock  -  $1.00 par value                     9,164             9,164
  Additional paid-in capital                          45,076            44,442
  Retained earnings**                                 10,144             9,104
                                                    --------          --------
                                                      64,384            62,710

  Common stock reacquired and held in treasury
    -at cost, 671,063 shares at October 31, 2004
     and 738,428 shares at April 30, 2004             (2,620)           (2,797)
  Other stockholders' equity                             (17)              (17)
  Accumulated other comprehensive income               5,407             3,487
                                                    --------          --------
    Total stockholders' equity                        67,154            63,383
                                                    --------          --------
    Total liabilities and stockholders' equity      $ 92,692          $ 92,867
                                                    ========          ========



               ** Retained earnings at April 30, 2004 has been increased by $207,000 for the retroactive application of the equity method of accounting for the Company's investment in OAO Morion.





                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Consolidated Condensed Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)


                                                  2004(a)            2003(a)
                                                 -------             ------
                                            (In thousands except per share data)

Net sales                                         $32,045            $18,779
Cost of sales                                      21,008             12,892
                                                  -------            -------
   Gross margin                                    11,037              5,887

Selling and administrative expenses                 6,188              5,315
Research and development expenses                   2,825              2,915
                                                  -------            -------

   Operating profit (loss)                          2,024             (2,343)

Other income (expense):
  Investment income                                   829              1,343
  Equity in Morion (a)                                128                 36
  Interest expense                                   (150)              (124)
  Other income (expense), net                          57                (38)
                                                  -------            -------

Income (Loss) before minority interest and
   provision for income taxes                       2,888             (1,126)

Minority interest in loss of
   consolidated subsidiary                             (1)              (107)
                                                  -------            -------
Income (Loss) before provision/benefit
   for income taxes                                 2,889             (1,019)

Provision (Benefit) for income taxes                1,000                (78)
                                                  -------            -------

   Net income (loss)                              $ 1,889            $  (941)
                                                  =======            =======


Net income (loss) per common share
   Basic                                           $ 0.22             $(0.11)
                                                   ======             ======
   Diluted                                         $ 0.22             $(0.11)
                                                   ======             ======

Average shares outstanding
   Basic                                         8,460,881          8,357,568
                                                 =========          =========
   Diluted                                       8,660,079          8,357,568
                                                 =========          =========



               (a) Prior period amounts have been restated to reflect the Company's equity income from its investment in OAO Morion





                See accompanying notes to consolidated condensed
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                    2004            2003(a)
                                                    ----            -------
                                            (In thousands except per share data)

Net sales                                          $14,362          $10,025
Cost of sales                                        9,103            6,705
                                                   -------          -------
  Gross margin                                       5,259            3,320

Selling and administrative expenses                  2,895            2,778
Research and development expense                     1,589            1,247
                                                   -------          -------
  Operating profit (loss)                              775             (705)

Other income (expense):
  Investment income                                    414              597
  Equity in Morion (a)                                  70               21
  Interest expense                                     (72)             (65)
  Other expense, net                                    (1)             (51)
                                                   -------          -------
Income (Loss) before minority interest and
  provision for income taxes                         1,186             (203)

Minority interest in loss of
  consolidated subsidiary                              (20)             (52)
                                                   -------          -------

Income (Loss) before provision
  for income taxes                                   1,206             (151)

Provision for income taxes                             352               62
                                                   -------          -------

  Net income (loss)                                $   854          $  (213)
                                                   =======          =======


Net income (loss) per common share
  Basic                                            $ 0.10           $(0.03)
                                                   ======           ======
  Diluted                                          $ 0.10           $(0.03)
                                                   ======           ======

Average shares outstanding
  Basic                                           8,487,145        8,367,003
                                                  =========        =========
  Diluted                                         8,666,792        8,367,003
                                                  =========        =========


               (a) Prior period amounts have been restated to reflect the Company's equity income from its investment in OAO Morion





                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                        2004(a)          2003(a)
                                                              (In thousands)

Cash flows from operating activities:
  Net income (loss)                                      $ 1,889        $  (941)
  Non-cash charges to earnings                             1,731            863
  Net changes in other assets and liabilities               (759)        (3,880)
                                                         -------        -------
Net cash provided by (used in) operating activities        2,861         (3,958)
                                                         -------        -------

Cash flows from investing activities:
  Payment for acquisition                                   (830)        (2,643)
  Proceeds from sale of marketable securities              1,000          7,397
  Purchase of marketable securities                       (2,272)        (4,879)
  Purchase of fixed assets                                  (869)          (335)
  Other - net                                                 68             95
                                                         -------        -------
Net cash used in investing activities                     (2,903)          (365)
                                                         -------        -------

Cash flows from financing activities:
  Proceeds from short-term credit obligations                 22          1,183
  Payment of cash dividend                                  (843)          (834)
  Payment on long-term obligations                        (1,864)          (315)
  Other - net                                                 74             57
                                                         -------        -------
Net cash (used in) provided by financing activities       (2,611)            91
                                                         -------        -------

Net decrease in cash and cash equivalents
  before effect of exchange rate changes                  (2,653)        (4,232)

Effect of exchange rate changes
  on cash and cash equivalents                                13            111
                                                         -------        -------

  Net decrease in cash                                    (2,640)        (4,121)

  Cash at beginning of period                              5,699          5,952
                                                         -------        -------

  Cash at end of period                                  $ 3,059        $ 1,831
                                                         =======        =======


               (a) Prior period amounts have been restated to reflect the Company's equity income from its investment in OAO Morion




                See accompanying notes to condensed consolidated
                             financial statements.

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2004 and the results of its operations and cash flows for the six and three months ended October 31, 2004 and 2003. The April 30, 2004 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2004 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

     As indicated in Note I below, prior period financial statements have been restated to reflect the Company's change in accounting to the equity method for its investment in OAO Morion.

     In addition, certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                         Six months            Three months
                                         ----------            ------------
                                             Periods ended October 31,
                                     2004        2003         2004       2003
                                     ----        ----         ----       ----
  Basic EPS Shares outstanding
    (weighted average)             8,460,881   8,357,568   8,487,145   8,367,003
  Effect of Dilutive Securities      199,168         ***     179,647         ***
                                   ---------   ---------   ---------   ---------
  Diluted EPS Shares outstanding   8,660,079   8,357,568   8,666,792   8,367,003
                                   =========   =========   =========   =========

     *** Dilutive securities are excluded for the six and three month periods ended October 31, 2003 since the inclusion of such shares would be antidilutive due to the net loss for the periods then ended.

     Options  to  purchase  411,750  and  471,750  shares of common  stock  were outstanding during the six and three months ended October 31, 2004, respectively, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABE

     Accounts receivable at October 31 and April 30, 2004 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,506,000 and $2,428,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,031,000  and
$3,495,000 at October 31 and April 30, 2004, respectively, consist of the following:

                                        October 31, 2004      April 30, 2004
                                                     (In thousands)

  Raw materials and Component parts          $10,782              $ 8,608
  Work in progress and Finished goods         10,554               13,317
                                             -------              -------
                                             $21,336              $21,925
                                             =======              =======

NOTE E  - COMPREHENSIVE INCOME

     For the six months ended October 31, 2004 and 2003, total comprehensive income was $3,809,000 and $180,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - equity-based compensation

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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                  Six months                  Three months
                                                         Periods ended October 31,
                                              2004           2003          2004        2003
                                              ----           ----          ----        ----
                                                      (In thousands except per share data)
  Net income (loss), as reported             $ 1,889       $  (941)      $  854       $ (213)
  Cost of stock options, net of tax             (341)         (354)        (145)        (177)
                                             -------       -------       ------       ------
  Net income (loss)- pro forma               $ 1,548       $(1,295)      $  709       $ (390)
                                             =======       =======       ======       ======

  Net income (loss) per share, as reported:
     Basic                                    $ 0.22        $(0.11)      $ 0.10       $(0.03)
                                              ======        ======       ======       ======
     Diluted                                  $ 0.22        $(0.11)      $ 0.10       $(0.03)
                                              ======        ======       ======       ======
  Net income (loss) per share- pro forma:
     Basic                                    $ 0.18        $(0.15)      $ 0.08       $(0.05)
                                              ======        ======       ======       ======
     Diluted                                  $ 0.18        $(0.15)      $ 0.08       $(0.05)
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

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - SEGMENT INFORMATION

The Company operates under four reportable segments:
     1. Commercial communications - consists principally of time and frequency control products used in commercial communication satellites and
          terrestrial     cellular     telephone    or    other     ground-based
          telecommunications.
     2. U.S. Government - consists of time and frequency control products used in terrestrial and space applications by the Department of Defense and other U.S. government agencies.
     3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.
     4.   FEI-Zyfer  - the  products  of the  Company's  subsidiary  incorporate
          Global   Positioning   System  (GPS)  technologies  into  systems  and
          subsystems for secure communications, both government and commercial, and other locator applications.
     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                     Six months             Three months
                                           Periods ended October 31,
                                  2004       2003          2004       2003
                                  ----       ----          ----       ----
  Net sales:
    Commercial Communications   $20,121    $10,696       $ 8,807    $ 5,827
    U.S. Government               3,315      3,658         1,574      2,014
    Gillam-FEI                    5,032      2,527         2,292      1,180
    FEI-Zyfer                     4,177      1,968         2,143      1,056
    less intersegment sales        (600)       (70)         (454)       (52)
                                -------    -------       -------    -------
       Consolidated sales       $32,045    $18,779       $14,362    $10,025
                                =======    =======       =======    =======
 Note- Certain prior period segment sales amounts have been adjusted to conform to the presentation in the current fiscal year.

  Operating profit (loss):
    Commercial Communications   $ 3,411    $   273       $ 1,447    $   547
    U.S. Government                (399)       328          (319)       257
    Gillam-FEI                     (839)    (1,587)         (342)      (728)
    FEI-Zyfer                       120     (1,009)          158       (531)
    less intercompany
         transactions                 -       (122)            -       (115)
    Corporate                      (269)      (226)         (169)      (135)
                                -------    -------       -------    -------
    Consolidated operating
         profit (loss)          $ 2,024    $(2,343)      $   775    $  (705)
                                =======    =======       =======    =======

                                            October 31, 2004     April 30, 2004
                                            ----------------     --------------
  Identifiable assets:
    Commercial Communications                   $23,374              $22,988
    U.S. Government                               5,998                5,189
    Gillam-FEI                                   12,464               14,904
    FEI-Zyfer                                     5,040                5,541
    less intercompany balances                   (5,987)              (5,673)
    Corporate                                    51,803               49,918
                                               --------             --------
       Consolidated identifiable assets         $92,692              $92,867
                                                =======              =======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE H - ACQUISITION OF FEI-ZYFER

     On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. The business of the subsidiary, FEI-Zyfer, Inc., is the design and manufacture of products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.

     The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company is required to make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. The acquired business recorded revenue of $6.5 million for the year ended April 30, 2004. Accordingly, the Company paid the former owners an additional $135,000 and recorded goodwill in the same amount.

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price (exclusive of the contingent payment noted above) has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over the next 3 to 5 years. Amortization expense for the six and three months ended October 31, 2004 was $51,000 and $26,000, respectively. No amortization expense was recorded during the first half of fiscal year 2004 since the Company had not yet completed the process of determining the appropriate allocation of the purchase price.

     The accompanying condensed consolidated statements of operations for the six- and three-month periods ended October 31, 2003, includes the results of operations of FEI-Zyfer from May 9, 2003 through October 31, 2003. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six and three months ended October 31, 2003, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of the periods.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2003, nor does it purport to represent the results of operations for future periods.

                                      Pro forma periods ended October 31, 2003
                                                   (unaudited)
                                        Six months             Three months
                                       (In thousands except per share data)

  Net sales                              $18,880                $10,025
                                         -------                -------
  Operating loss                         $(2,423)               $  (705)
                                         -------                -------
  Loss from continuing operations        $(1,000)               $  (215)
                                         =======                =======
  Loss per share- basic                   $(0.12)                $(0.03)
                                          ======                 ======
  Loss per share- diluted                 $(0.12)                $(0.03)
                                          ======                 ======

                  Frequency Electronics, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE I - INVESTMENT IN MORION, INC.

     In September 2004, the Company increased its investment in OAO Morion ("Morion") from 19.8% to 36% of the privately-held Russian company's outstanding shares. The acquisition was accomplished through a combination of cash and the issuance of 42,488 shares of the Company's common stock.

     As a result of the increased ownership of Morion, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. The effect of the change for the six and three month periods ended October 31, 2004, was to increase income before provision for income taxes and net income by $128,000 ($0.02 per diluted share) and $70,000 ($0.01 per diluted share), respectively. The financial statements for the six and three months ended October 31, 2003 have been restated for the change which resulted in a decrease in the loss before income taxes and the net loss by $36,000 ($0.01 per share) and $21,000 (less than 1 cent per share), respectively. Retained earnings as of the beginning of fiscal year 2005 has been increased by $207,000 for the effect of retroactive application of the equity method.

     At October 31, 2004 and 2003, the Company's share of the underlying net assets of Morion exceeded the investment by $695,000 and $70,000, respectively. The excess relates to certain property, plant and equipment and is being amortized into income by increasing the Company's share of Morion's net income. The Company uses the straightline method to amortize the excess over the remaining useful lives of the property, plant and equipment.


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

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

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

      Costs and Expenses
      ------------------
     Contract costs include all direct material, direct labor, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

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

      Change in Accounting
      --------------------
     In September 2004, the Company increased its investment in OAO Morion ("Morion") from 19.8% to 36% of the privately-held Russian company's outstanding shares. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. In addition, certain amounts in prior period financial statements have been adjusted for the retroactive application of the equity method since the inception of the Company's investment in Morion.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2005 and 2004 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:
                                              Six months         Three months
                                                 Periods ended October 31,
                                           2004      2003       2004      2003
                                           ----      ----       ----      ----
 Net Sales
    Commercial Communications              62.8%     57.0%      61.3%     58.1%
    U.S. Government                        10.3      19.5       11.0      20.1
    Gillam-FEI                             15.7      13.4       16.0      11.8
    FEI-Zyfer                              13.0      10.5       14.9      10.5
    Less intersegment sales                (1.8)     (0.4)      (3.2)     (0.5)
                                          -----     -----      -----     -----
                                          100.0     100.0      100.0     100.0
 Cost of Sales                             65.6      68.7       63.4      66.9
                                          -----     -----      -----     -----
                       Gross Margin        34.4      31.3       36.6      33.1
 Selling and administrative expenses       19.3      28.3       20.1      27.7
 Research and development expenses          8.8      15.5       11.1      12.4
                                          -----     -----      -----     -----
             Operating Profit (Loss)        6.3     (12.5)       5.4      (7.0)

 Other income, net & Minority interest      2.7       7.1        3.0       5.5
                                          -----     -----      -----     -----
 Pretax Income (Loss)                       9.0      (5.4)       8.4      (1.5)
 Provision (Benefit) for income taxes       3.1      (0.4)       2.5       0.6
                                          -----     -----      -----     -----
                    Net Income (Loss)       5.9%     (5.0)%      5.9%     (2.1)%
                                          =====     =====      =====     =====

     For the six months ended October 31, 2004, the operating profit of $2.0 million increased by $4.4 million over the loss of $2.3 million for the same period ended October 31, 2003. Net income for the first six months of fiscal year 2005 was $1.9 million, an increase of $2.8 million over the net loss of $941,000 reported in the same period of fiscal year 2004. This substantial improvement in operating results is due to the over 70% increase in revenue in fiscal year 2005 compared to the first half of fiscal year 2004 which reflects the continuation of the improving telecommunications market that began in the second half of last fiscal year.

     Net sales for the six and three months ended October 31, 2004, increased by $13.2 million (71%) and $4.3 million (43%), respectively, from the same periods of fiscal year 2004. On a segment by segment basis, the comparison of revenues for the six and three month periods ended October 31, 2004 to the comparable periods of fiscal year 2004 were as follows: Commercial Communications revenues increased by $9.4 million (88%) and $3.0 million (51%), respectively; US Government revenues decreased by $343,000 (9%) and $440,000 (22%), respectively; Gillam-FEI revenues increased by $2.5 million (99%) and $1.1 million (94%), respectively; and FEI-Zyfer revenues increased by $2.2 million (112%) and $1.1 million (103%), respectively. In addition, intersegment sales, principally from the Commercial Communications segment to other segments, increased by $530,000 (757%) and $402,000 (773%), respectively.

     Commercial Communications revenues reflect growth in capital spending in the wireless infrastructure industry as well as increases in commercial communication satellite activity, both of which began in the last half of fiscal year 2004. The pace of increased capital spending slowed during the Company's second quarter of fiscal year 2005 with a consequent sequential decrease in revenue from the levels achieved in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. However, the Company expects the wireless industry to continue to invest in infrastructure with greater activity anticipated in calendar year 2005 during the Company's fiscal year fourth quarter and into fiscal year 2006. During the second quarter of fiscal year 2005, the Company also recorded revenue of approximately $750,000 related to certain pricing adjustments with a customer. In addition, the Company's FEI-Asia subsidiary realized increased revenues on sales to both third parties and to support other subsidiaries of the Company.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     US Government segment revenues declined as the Company continued work on several developmental, pre-production programs under US Government contracts. The Company expects to be awarded initial low-rate production orders on these programs in fiscal year 2006. Gillam-FEI revenues reflect the improvement in telecommunications infrastructure spending in Europe. The Company expects to realize continued year-over-year improvement in the revenues from this segment. Revenues for the FEI-Zyfer segment reflect the Company's contribution to that segment's financial condition after it was acquired in May 2003. With parent-company support, FEI-Zyfer was able to establish credibility with former customers and to develop new customers. Increased revenues are anticipated from this segment although the quarterly growth comparisons to fiscal year 2004 will not be as significant since FEI-Zyfer began to realize greater sales in the second half of the prior fiscal year. Actual quarterly results for each segment are dependent on the timing of the release of customer orders and contracts.

     Gross margin rates for the six and three months ended October 31, 2004, improved to 34.4% and 36.6%, respectively, from 31.3% and 33.1%, respectively, in the same periods of fiscal year 2004. The improvement is attributable to increased sales which were able to absorb a greater amount of fixed costs. In particular, during the second quarter of fiscal year 2005, the Company's FEI-Asia subsidiary, on the strength of increased revenues, as noted above, realized its first positive gross and operating margins since its inception. This factor accounted for approximately 2% of the Company's consolidated gross margin improvement. Gross margin rates are lower than the Company's target of 40% because margins on initial and early stage development US Government contracts are generally lower than production orders and margins realized by Gillam-FEI are historically lower due to higher labor and social service costs. With continued strong sales, the Company expects to realize gross margin rates in future periods which are comparable to the most recent fiscal quarter.

     Selling and administrative costs for the six and three months ended October 31, 2004, increased by $873,000 (16%) and $117,000 (4%) over the same periods of fiscal year 2004. Most of the increase is attributable to increased personnel costs both in terms of increased headcount as well as accruals for incentive compensation plans due to improving profitability. Additional increases were experienced in selling and marketing expenses, including higher sales commissions as a result of increased sales. These cost increases were partially offset by a 10% decrease in selling and administrative expenses at Gillam-FEI following the restructuring process that was completed during the last fiscal year. During the second quarter of fiscal year 2004, Gillam-FEI recorded a restructuring charge of $126,000, which amount was included in selling and administrative expense in that period. The ratio of selling and administrative costs to net sales for the first half of fiscal year 2005 was 19.3% which met the Company's target of a ratio which is less than 20% of revenues. This is the result both of increased revenue levels and cost containment activities. In future quarters of fiscal year 2005, the Company expects to continue to achieve its targeted ratio of costs to sales.

     Research and development spending in the six months ended October 31, 2004 decreased by $90,000 (3%) compared to the same period of fiscal year 2004 and increased by $342,000 (27%) compared to the three months ended October 31, 2003. This level of spending continues to reflect the application of certain developmental resources on funded research contracts rather than internal research and development efforts, the costs of which are borne by the Company. The costs of those resources assigned to funded programs are reflected in cost of sales rather than in research and development expense. During the second quarter of fiscal year 2005, more resources were applied to internal research and development activities than in previous quarters. During fiscal year 2005, the Company's efforts are focused on the final phases of the development of Gillam-FEI's next generation wireline signal synchronization unit (designated "US5G"), developing a digital rubidium oscillator, and further improving the performance of crystal oscillators, including low-g (gravity) sensitivity crystal oscillators which have broad applications in both commercial and US Government systems. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

     Net nonoperating income and expense decreased by $353,000 (29%) and $91,000 (18%) in the six and three month periods ended October 31, 2004 compared to the same periods of fiscal year 2004. Included in this category is the Company's equity from the earnings of Morion. The Company commenced recording its share of Morion's earnings upon the increase of its ownership interest in Morion from 19% to 36% during the quarter ended October 31, 2004. All prior period financial statements have been restated to report the Company's equity income from the time of its original investment in Morion. For the six and three month periods ended October 31, 2004, equity in Morion's earnings increased by $92,000 (256%) and $49,000 (233%) compared to the same periods of fiscal year 2004. These increases are attributable both to the Company's increased ownership percentage (from 9% to 19%) as well as improved profitability at Morion resulting from increased sales.

     Other components of nonoperating income and expense include investment income, interest expense and other income (expense), net. Investment income decreased by $514,000 (38%) and $183,000 (31%) during the six and three months ended October 31, 2004 compared to the same periods of fiscal year 2004. The decline is principally due to realized gains of approximately $483,000 and $178,000 recorded in the year-ago periods compared to no gains or losses reported in the fiscal year 2005 periods. For the six and three month periods ended October 31, 2004, interest expense increased by $26,000 (21%) and $7,000 (11%) compared to the same periods of fiscal year 2004. This increase reflects increases in the short-term borrowing requirements of the Company. Other income (expense), net, increased by $95,000 and $50,000 during the six and three-month periods ended October 31, 2004 compared to the same periods of fiscal year 2004. This increase is the result of two events during fiscal year 2005 at the Company's French subsidiary: a governmental grant received in the first quarter and recovery of value added taxes during the second quarter of the year. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $64 million at October 31, 2004, which is comparable to working capital at April 30, 2004. Included in working capital at October 31, 2004 is $32.9 million of cash, cash equivalents and marketable securities, including $14.7 million of REIT units that are convertible to Reckson Associates Realty Corp. common stock.

     Net cash provided by operating activities for the six months ended October 31, 2004, was $2.9 million compared to $4.0 million used in operations in the comparable fiscal year 2004 period. This significant improvement in cash flows is due to the return to profitability in fiscal year 2005 plus collections on accounts receivable which was partially offset by payments on accounts payable and accrued liabilities. In the first half of fiscal year 2004, approximately $1.8 million was used to support the operations of the Company's new subsidiary, FEI-Zyfer. In the first six months of fiscal year 2005, FEI-Zyfer generated positive cash flow from operations. The Company expects that it will continue to generate positive cash flow from operating activities during fiscal year 2005.

     Net cash used in investing activities for the six months ended October 31, 2004, was $2.9 million compared to $365,000 for the same period of fiscal year 2004. During the second quarter of fiscal year 2005, the Company acquired an additional 16% interest in Morion, Inc. and the remaining 14% of its French subsidiary it did not already own, for an aggregate cash payment of $830,000. Additional cash was used to acquire certain marketable securities aggregating $1.7 million, net of sales of other marketable securities. The Company also purchased capital equipment for approximately $870,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Requirements for additional capital equipment are expected to be less than $2.0

                  Frequency Electronics, Inc. and Subsidiaries
                                   (Continued)

million during fiscal year 2005. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the six months ended October 31, 2004, was $2.6 million compared to cash provided by financing activities in the amount of $91,000 during the comparable fiscal year 2004 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $843,000 and $834,000, respectively. During fiscal year 2004, the Company took advantage of the low interest rate environment and borrowed $2.7 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. During the first six months of fiscal year 2005, the Company repaid $1.0 million of this credit line and made other scheduled payments against debt and other obligations of $864,000.

     At October 31, 2004, the Company's backlog amounted to approximately $29 million compared to the approximately $36 million backlog at April 30, 2004. Of this backlog, approximately 80% is realizable in the next twelve months.


                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.1 million and $14.8 million, respectively, at October 31, 2004. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2004, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2004, the amount related to foreign currency exchange rates is a $3,746,000 unrealized gain. Note that the value of the Chinese Yuan is "pegged" to the value of the US dollar. Accordingly, no foreign currency gains or losses have been realized or are included in the unrealized gain indicated above. If the Chinese government decides to change its policy and permits the Yuan to "float" against other world currencies, the Company would report the effect in other comprehensive income, as appropriate.

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

   (b) Reports on Form 8-K-

          Form 8-K, dated September 7, 2004, containing disclosure under
          Item 4.01 (Changes in Registrant's Certifying Accountant), was filed with the Securities and Exchange Commission on September 10, 2004.

          Form 8-K, dated September 30, 2004, containing disclosure under
          Item 8.01 (Declaration of Semi-annual Dividend), was filed with the Securities and Exchange Commission on October 5, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FREQUENCY ELECTRONICS, INC.
                                                 (Registrant)


Date: December 14, 2004                  BY   /s/   Alan Miller
                                           ---------------------------
                                               Alan Miller
                                               Chief Financial Officer
                                               and Controller

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


  /s/   Martin Bloch                                        December 14, 2004
  --------------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/   Alan Miller                                        December 14, 2004
  ---------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin Bloch                                      December 14, 2004
  --------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan Miller                                       December 14, 2004
  --------------------------
     Alan L. Miller
     Chief Financial Officer



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