Form 10-Q
period 2005-01-31
FREQUENCY ELECTRONICS INC
filed 2005-03-17
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark one)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 11, 2005 - 8,513,520

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                        Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          January 31, 2005 and April 30, 2004                            3-4

      Condensed Consolidated Statements of Operations
          Nine Months Ended January 31, 2005 and 2004                     5

      Condensed Consolidated Statements of Operations
          Three Months Ended January 31, 2005 and 2004                    6

      Condensed Consolidated Statements of Cash Flows
          Nine Months Ended January 31, 2005 and 2004                     7

      Notes to Condensed Consolidated Financial Statements               8-12

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13-18

  Item 3- Quantitative and Qualitative Disclosures about Market Risk     18

  Item 4- Controls and Procedures                                        18


Part II.  Other Information:

       Items 1 through 5 are omitted because they are not applicable

       Item 6 - Exhibits and Reports on Form 8-K                         19

       Signatures                                                        20

       Exhibits                                                         21-24

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                     January 31,      April 30,
                                                        2005            2004
                                                        ----            ----
                                                     (UNAUDITED)      (NOTE A)
                                                          (In thousands)

ASSETS:

Current assets:

  Cash and cash equivalents                          $ 4,395          $ 5,699

  Marketable securities                               30,005           25,690

  Accounts receivable, net of allowance
    for doubtful accounts of $140                     12,862           15,036

  Inventories                                         23,116           21,925

  Deferred income taxes                                1,535            2,585

  Income taxes receivable                                  -              242

  Prepaid expenses and other                           1,575            1,658
                                                     -------          -------

         Total current assets                         73,488           72,835

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                        11,158           11,486

Deferred income taxes                                    577              593

Cash surrender value of life insurance                 5,681            5,355

Goodwill and other intangible assets, net                534              616

Other assets**                                         2,930            1,982
                                                     -------          -------

           Total assets                              $94,368          $92,867
                                                     =======          =======




               ** Other assets at April 30, 2004 have been increased by $207,000 for the retroactive application of the equity method of accounting for the Company's investment in OAO Morion.





                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                    January 31,     April 30,
                                                       2005           2004
                                                       ----           ----
                                                    (UNAUDITED)     (NOTE A)
                                                          (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term credit obligations                       $ 3,285        $ 3,408
  Accounts payable - trade                              2,662          3,470
  Accrued liabilities and other                         2,872          4,106
  Dividend payable                                          -            843
  Income taxes payable                                    271              -
                                                      -------        -------
     Total current liabilities                          9,090         11,827

Deferred compensation                                   6,897          6,854
REIT liability and other liabilities                   10,341         10,755
                                                      -------        -------

     Total liabilities                                 26,328         29,436
                                                      -------        -------

Minority interest in subsidiary                             -             48
                                                      -------        -------

Stockholders' equity:
 Preferred stock  - $1.00 par value                         -              -
 Common stock  -  $1.00 par value                       9,164          9,164
 Additional paid-in capital                            45,200         44,442
 Retained earnings**                                    9,770          9,104
                                                      -------        -------
                                                       64,134         62,710

  Common stock reacquired and held in treasury
    -at cost, 653,120 shares at January 31, 2005
     and 738,428 shares at April 30, 2004              (2,572)        (2,797)
  Other stockholders' equity                                -            (17)
  Accumulated other comprehensive income                6,478          3,487
                                                      -------        -------
     Total stockholders' equity                        68,040         63,383
                                                      -------        -------

     Total liabilities and stockholders' equity       $94,368        $92,867
                                                      =======        =======





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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                    2005(a)           2004(a)
                                            (In thousands except per share data)

Net sales                                         $43,266            $32,831
Cost of sales                                      28,537             22,171
                                                  -------            -------
   Gross margin                                    14,729             10,660

Selling and administrative expenses                 8,759              8,134
Restructuring Charge                                    -                431
Research and development expenses                   4,850              4,309
                                                  -------            -------
   Operating profit (loss)                          1,120             (2,214)

Other income (expense):
   Investment income                                1,219              1,778
   Equity in Morion (a)                               225                 67
   Interest expense                                  (248)              (206)
   Other income (expense), net                         29                (33)
                                                  -------            -------
Income (Loss) before minority interest and
   provision for income taxes                       2,345               (608)

Minority interest in loss of
   consolidated subsidiary                             (1)              (132)
                                                  -------            -------
Income (Loss) before provision for income taxes     2,346               (476)

Provision for income taxes                            830                100
                                                  -------            -------

   Net income (loss)                              $ 1,516            $  (576)
                                                  =======            =======


Net income (loss) per common share
        Basic                                     $ 0.18              $(0.07)
                                                  ======              ======
        Diluted                                   $ 0.17              $(0.07)
                                                  ======              ======

Average shares outstanding
        Basic                                   8,473,679           8,364,837
                                                =========           =========
        Diluted                                 8,682,099           8,364,837
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                  2005                2004(a)
                                                  ----                ------
                                            (In thousands except per share data)

Net sales                                        $11,222             $14,052
Cost of sales                                      7,529               9,279
                                                 -------             -------
   Gross margin                                    3,693               4,773

Selling and administrative expenses                2,567               2,945
Restructuring charge                                   -                 305
Research and development expense                   2,025               1,394
                                                 -------             -------
   Operating (loss) profit                          (899)                129

Other income (expense):
  Investment income                                  390                 435
  Equity in Morion (a)                                97                  31
  Interest expense                                   (97)                (83)
  Other expense, net                                 (29)                  5
                                                 -------             -------
(Loss) Income before minority interest and
   provision for income taxes                       (538)                517

Minority interest in loss of
   consolidated subsidiary                             -                 (25)
                                                 -------             -------
(Loss) Income before provision (benefit)
   for income taxes                                 (538)                542

(Benefit) Provision for income taxes                (170)                178
                                                 -------             -------
   Net (loss) income                             $  (368)            $   364
                                                 =======             =======


Net (loss) income per common share
        Basic                                    $ (0.04)             $ 0.04
                                                 =======              ======
        Diluted                                  $ (0.04)             $ 0.04
                                                 =======              ======

Average shares outstanding
        Basic                                   8,499,274           8,379,375
                                                =========           =========
        Diluted                                 8,499,274           8,589,893
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)



                                                         2005(a)        2004(a)
                                                             (In thousands)

Cash flows from operating activities:
  Net income (loss)                                     $ 1,516        $  (576)
  Non-cash charges to earnings                            2,387          1,281
  Net changes in other assets and liabilities              (113)        (5,169)
                                                        -------        -------
Net cash provided by (used in) operating activities       3,790         (4,464)
                                                        -------        -------

Cash flows from investing activities:
  Payment for acquisitions                                 (974)        (2,658)
  Proceeds from sale of marketable securities             3,525          7,897
  Purchase of marketable securities                      (4,905)        (4,879)
  Purchase of fixed assets                               (1,140)          (864)
  Other - net                                                70              -
                                                        -------        -------
Net cash used in investing activities                    (3,424)          (504)
                                                        -------        -------

Cash flows from financing activities:
  Proceeds from short-term credit obligations             1,547          3,479
  Payment of cash dividend                               (1,692)        (1,671)
  Payment on long-term obligations                       (1,954)          (440)
  Other - net                                               174             57
                                                        -------        -------
Net cash (used in) provided by financing activities      (1,925)         1,425
                                                        -------        -------

Net decrease in cash and cash equivalents
   before effect of exchange rate changes                (1,559)        (3,543)

Effect of exchange rate changes
   on cash and cash equivalents                             255            365
                                                        -------        -------

   Net decrease in cash                                  (1,304)        (3,178)

   Cash at beginning of period                            5,699          5,952
                                                        -------        -------

   Cash at end of period                                $ 4,395        $ 2,774
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2005 and the results of its operations and cash flows for the nine and three months ended January 31, 2005 and 2004. The April 30, 2004 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2004 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

     As indicated in Note I below, prior period financial statements have been restated to reflect the Company's change in accounting to the equity method for its investment in OAO Morion.

     In addition, certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                         Nine months            Three months
                                         -----------            ------------
                                            Periods ended January 31,
                                     2005        2004        2005        2004
                                     ----        ----        ----        ----
  Basic EPS Shares outstanding
    (weighted average)             8,473,679   8,364,837   8,499,274   8,379,375
  Effect of Dilutive Securities      208,420         ***         ***     210,518
                                   ---------   ---------   ---------   ---------
  Diluted EPS Shares outstanding   8,682,099   8,364,837   8,499,274   8,589,893
                                   =========   =========   =========   =========

     *** Dilutive securities are excluded for the three month period ended January 31, 2005 and for the nine month period ended January 31, 2004 since the inclusion of such shares would be antidilutive due to the net loss for the periods then ended.

     The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company's common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:
                          Nine months                Three months
                                  Periods ended January 31,
                       2005         2004            2005         2004
                       ----         ----            ----         ----
                      505,550      606,750         325,550      475,250
                      =======      =======         =======      =======

NOTE C - ACCOUNTS RECEIVABE

     Accounts receivable at January 31, 2005 and April 30, 2004 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,489,000 and $2,428,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,088,000  and
$3,495,000 at January 31, 2005 and April 30, 2004, respectively, consist of the following:

                                             January 31, 2005     April 30, 2004
                                                       (In thousands)

   Raw materials and Component parts              $10,809            $ 8,608
   Work in progress and Finished goods             12,307             13,317
                                                  -------            -------
                                                  $23,116            $21,925
                                                  =======            =======

NOTE E  - COMPREHENSIVE INCOME

     For the nine months ended January 31, 2005 and 2004, total comprehensive income was $4,507,000 and $1,987,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                 Nine months            Three months
                                                       Periods ended January 31,
                                              2005        2004         2005        2004
                                              ----        ----         ----        ----
                                                       (In thousands except per share data)
 Net income (loss), as reported             $ 1,516     $  (576)     $  (368)      $ 364
 Cost of stock options, net of tax             (477)       (532)        (136)       (177)
                                            -------     -------      -------       -----
 Net income (loss)- pro forma               $ 1,039     $(1,108)     $  (504)      $ 187
                                            =======     =======      =======       =====

 Net income (loss) per share, as reported:
    Basic                                    $ 0.18      $(0.07)      $(0.04)     $ 0.04
                                             ======      ======       ======      ======
    Diluted                                  $ 0.17      $(0.07)      $(0.04)     $ 0.04
                                             ======      ======       ======      ======
 Net income (loss) per share- pro forma
    Basic                                    $ 0.12      $(0.13)      $(0.06)     $ 0.02
                                             ======      ======       ======      ======
    Diluted                                  $ 0.11      $(0.13)      $(0.06)     $ 0.02
                                             ======      ======       ======      ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal years 2005 and 2004: dividend yield of 1.83%; expected volatility of 59% and 63%, respectively; risk free interest rate of 5.5%; and expected lives of seven and ten years, respectively.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - SEGMENT INFORMATION

The Company operates under four reportable segments:
     1. Commercial communications - consists principally of time and frequency control products used in commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunications.
     2. U.S. Government - consists of time and frequency control products used in terrestrial and space applications by the Department of Defense and other U.S. government agencies.
     3. Gillam-FEI - the products of the Company's Belgian subsidiary consist primarily of wireline synchronization and network monitoring systems.
     4. FEI-Zyfer - the products of the Company's subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.
     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                        Nine months             Three months
                                               Periods ended January 31,
                                     2005        2004          2005       2004
                                     ----        ----          ----       ----
Net sales:
  Commercial Communications        $25,436     $18,479       $ 5,315    $ 7,783
  U.S. Government                    4,300       5,344           985      1,686
  Gillam-FEI                         7,656       5,248         2,624      2,721
  FEI-Zyfer                          6,630       4,008         2,453      2,040
  less intersegment sales             (756)       (248)         (155)      (178)
                                   -------     -------       -------    -------
Consolidated sales                 $43,266     $32,831       $11,222    $14,052
                                   =======     =======       =======    =======
     Note-Certain prior period segment sales amounts have been adjusted to conform to the presentation in the current fiscal year.

Operating profit (loss):
  Commercial Communications        $ 3,391     $ 1,102        $  (16)    $  827
  U.S. Government                     (978)        544          (579)       216
  Gillam-FEI                        (1,215)     (2,359)         (376)      (772)
  FEI-Zyfer                            334        (907)          214        102
  less intercompany transactions         -        (223)            -       (101)
  Corporate                           (412)       (371)         (142)      (143)
                                   -------      ------        ------     ------
  Consolidated operating
       profit (loss)               $ 1,120     $(2,214)       $ (899)    $  129
                                   =======     =======        ======     ======

                                        January 31, 2005        April 30, 2004
                                        ----------------        --------------
Identifiable assets:
  Commercial Communications                 $24,629                $22,988
  U.S. Government                             5,536                  5,189
  Gillam-FEI                                 13,584                 14,904
  FEI-Zyfer                                   5,005                  5,541
  less intercompany balances                 (6,610)                (5,673)
  Corporate                                  52,224                 49,918
                                            -------                -------
     Consolidated identifiable assets       $94,368                $92,867
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

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price (exclusive of the contingent payment noted above) has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over the next 3 to 5 years. Amortization expense for the nine month periods ended January 31, 2005 and 2004, was $77,000 and $45,000, respectively. Amortization expense for the three month periods ended January 31, 2005 and 2004 was $26,000 and ($26,800), respectively. (The fiscal year 2004 amount reflected a correction of over estimated amortization expense from the prior fiscal periods.)

     The accompanying condensed consolidated statements of operations for the nine- and three-month periods ended January 31, 2004, includes the results of operations of FEI-Zyfer from May 9, 2003 through January 31, 2004. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine and three months ended January 31, 2004, adjusted to give effect to the acquisition of FEI-Zyfer as of the beginning of the periods.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2003, nor does it purport to represent the results of operations for future periods.


                                        Pro forma periods ended January 31, 2004
                                                    (unaudited)
                                           Nine months        Three months
                                         (In thousands except per share data)

Net sales                                   $32,923              $14,052
                                            -------              -------
Operating (loss) profit                     $(2,212)             $   129
                                            -------              -------
(Loss) profit from continuing operations     $ (575)              $  364
                                             ======               ======
(Loss) profit per share- basic              $ (0.07)              $ 0.04
                                            =======               ======
(Loss) profit per share- diluted            $ (0.07)              $ 0.04
                                            =======               ======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE I - INVESTMENT IN MORION, INC.

     In September 2004, the Company increased its investment in OAO Morion ("Morion") from 19.8% to 36% of the privately-held Russian company's outstanding shares. The acquisition was accomplished by a cash payment and the issuance of 42,488 shares of the Company's common stock.

     As a result of the increased ownership of Morion, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. The effect of the change in accounting method for the nine and three month periods ended January 31, 2005, was to increase income before provision for income taxes and net income by $225,000 ($0.03 per diluted share) and $97,000 ($0.01 per diluted share), respectively. The financial statements for the prior fiscal year have been restated for the change in accounting method. For the nine month period ended January 31, 2004, the loss before income taxes and the net loss were reduced by $67,000 ($0.01 per share). For the three month period then ended, income before taxes and net income were increased by $31,000 (less than 1 cent per share). Retained earnings as of the beginning of fiscal year 2005 have increased by $207,000 for the effect of retroactive application of the equity method.

     At January 31, 2005 and 2004, the Company's share of the underlying net assets of Morion exceeded the investment by $626,000 and $54,000, respectively. The excess relates to certain property, plant and equipment and is being amortized into income by increasing the Company's share of Morion's net income. The Company uses the straightline method to amortize the excess over the remaining useful lives of the property, plant and equipment.


NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement No. 151 "Inventory Costs." ("FAS 151") This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued Statement No. 123(R), "Accounting for Stock-Based Compensation" ("FAS 123(R)"). FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosures. (See NOTE H)

     In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets", ("FAS 153") an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. FAS 153 replaces the exception from fair value measurement in APB 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a material impact on the Company's financial position or result of operations.

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

      Change in Accounting Method
      ---------------------------
     In September 2004, the Company increased its investment in OAO Morion ("Morion") from 19.8% to 36.2% of the privately-held Russian company's outstanding shares. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. In addition, certain amounts in prior period financial statements have been adjusted for the retroactive application of the equity method since the inception of the Company's investment in Morion.


RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2005 and 2004 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:
                                             Nine months         Three months
                                                  Periods ended January 31,
                                           2005      2004       2005       2004
                                           ----      ----       ----       ----
 Net Sales
    Commercial Communications              58.8%     56.3%      47.3%     55.4%
    U.S. Government                         9.9      16.3        8.8      12.0
    Gillam-FEI                             17.7      16.0       23.4      19.4
    FEI-Zyfer                              15.3      12.2       21.9      14.5
    Less intersegment sales                (1.7)     (0.8)      (1.4)     (1.3)
                                          -----     -----      -----     -----
                                          100.0     100.0      100.0     100.0
 Cost of Sales                             66.0      67.5       67.1      66.0
                                          -----     -----      -----     -----
                        Gross Margin       34.0      32.5       32.9      34.0
 Selling and administrative expenses       20.2      24.8       22.9      21.0
 Restructuring charge                       -         1.3        -         2.2
 Research and development expenses         11.2      13.1       18.0       9.9
                                          -----     -----      -----     -----
              Operating Profit (Loss)       2.6      (6.7)      (8.0)      0.9

 Other income, net & Minority interest      2.8       5.3        3.2       3.0
                                          -----     -----      -----     -----
 Pretax Income (Loss)                       5.4      (1.4)      (4.8)      3.9
 Provision (Benefit) for income taxes       1.9       0.3       (1.5)      1.3
                                          -----     -----      -----     -----
                    Net Income (Loss)       3.5%     (1.7)%     (3.3)%     2.6%
                                          =====     =====      =====     =====

     For the nine months ended January 31, 2005, the operating profit of $1.1 million increased by $3.3 million over the loss of $2.2 million for the same period ended January 31, 2004. Net income for the first nine months of fiscal year 2005 was $1.5 million, an increase of $2.1 million over the net loss of $576,000 reported in the same period of fiscal year 2004. For the three months ended January 31, 2005, the Company recorded an operating loss of $899,000 and a net loss of $368,000 compared to an operating profit of $129,000 and net income of $364,000 for the same period of fiscal year 2004. The Company's financial performance primarily reflects the impact of service-provider telecommunication spending, particularly on wireless network infrastructure. During the Company's third and fourth quarters of fiscal year 2004 and the first quarter of fiscal year 2005, telecommunication capital spending increased and the

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Company realized rising revenues and profitability. During the Company's second and third quarters of fiscal year 2005, wireless network spending declined resulting in lower sales and profits for the Company. Based on information provided by its major customers, the Company anticipates that service-provider spending on telecommunication infrastructure will increase during fiscal year 2006 but the precise timing of this increase is uncertain.

     Net sales for the nine months ended January 31, 2005, increased by $10.4 million (32%) and for the three months then ended, decreased by $2.8 million (20%), from the same periods of fiscal year 2004. On a segment by segment basis, the comparison of revenues for the nine and three month periods ended January 31, 2005 to the comparable periods of fiscal year 2004 were as follows:
Commercial Communications revenues increased by $6.9 million (38%) for the nine month period and decreased by $2.5 million (32%) for the three month period; US Government revenues decreased by $1.0 million (20%) for the nine month period and $701,000 (42%) for the three month period; Gillam-FEI revenues increased by $2.4 million (46%) for the nine month period and decreased by $97,000 (4%) for the three month period; and FEI-Zyfer revenues increased by $2.6 million (65%) for the nine month period and $413,000 (20%) for the three month period. In addition, intersegment sales, principally from the Commercial Communications segment to other segments, increased by $507,000 (204%) in the nine month period and decreased by $23,000 (13%) in the three month period.

     Commercial Communications revenues reflect the fluctuations in capital spending in the wireless infrastructure industry as well as increases in commercial communication satellite activity, both of which began to increase in the last half of fiscal year 2004. The rate of wireless infrastructure capital spending slowed during the Company's second and third quarters of fiscal year 2005 with a consequent sequential decrease in revenue from the levels achieved in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. The Company expects the wireless industry to continue to invest in infrastructure with greater activity anticipated in the latter half of calendar year 2005. During the second quarter of fiscal year 2005, the Company also recorded revenue of approximately $750,000 related to certain pricing adjustments with a customer. In addition, the Company's FEI-Asia subsidiary realized increased revenues on sales to both third parties and other subsidiaries of the Company.

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

     Gross margin rates for the nine and three months ended January 31, 2005, were 34.0% and 32.9%, respectively, compared to 32.5% and 34.0%, respectively, in the same periods of fiscal year 2004. The rates are primarily attributable to sales volume and product mix. Increased sales during the nine months of fiscal year 2005 were able to absorb a greater amount of fixed costs than the revenues recognized in fiscal year 2004. Likewise, revenues in the third quarter of fiscal year 2005 were lower than sales recognized in the same period of fiscal year 2004 and the lower gross margin reflects this decline. In addition, the Company's FEI-Asia subsidiary, on the strength of increased revenues during fiscal year 2005, continues to realize positive gross margins. This improvement was offset by additional work required on certain space programs to address technical issues encountered at the near conclusion of these programs. Gross margin rates are lower than the Company's target of 40% because, in addition to the matters listed above, margins on initial and early stage development US Government contracts are generally lower than production orders, and margins realized by Gillam-FEI are historically lower due to higher labor and social service costs in Europe. As revenues increase, the Company expects to realize gross margin rates in future periods which are in the upper 30% range.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     During fiscal year 2004, the Company's majority-owned subsidiary in France substantially completed a restructuring of its operations. This resulted in a charge to earnings of $431,000 for the nine months ended January 31, 2004, of which $305,000 was incurred during the three-month period then ended. The Company did not incur any significant costs related to this restructuring after January 31, 2004 and realized lower administrative costs thereafter.

     Excluding  the   restructuring   charge   discussed   above,   selling  and
administrative costs for the nine months ended January 31, 2005, increased by $625,000 (8%) compared to the same period of fiscal year 2004 and, for the three months then ended, decreased by $378,000 (13%) compared to the third quarter of fiscal year 2004. Most of the fluctuation is attributable to personnel costs from a combination of changes in headcount as well as accruals for incentive compensation plans based on profitability. As revenues and profits increase, these costs also rise while declines in profitability have the opposite effect. The ratio of selling and administrative costs to net sales for the first nine months of fiscal year 2005 was 20.2% which approached the Company's target of less than 20% of revenues. For the third quarter of fiscal year 2005, the ratio was 22.9% which primarily reflects the lower revenues in that period. In the prior fiscal year, the Company experienced a lower ratio in the third quarter (21%) compared to the nine month period (24.8%) as sales increased from that achieved earlier in that year. In future quarters of fiscal year 2005 and 2006, the Company expects to achieve its targeted ratio of costs to sales with a combination of increased revenues as well as cost containment efforts.

     Research and development spending in the nine and three month periods ended January 31, 2005 increased by $541,000 (13%) and $631,000 (45%) compared to the same periods of fiscal year 2004. With lower sales in the third quarter of fiscal year 2005, the Company assigned more resources to development activities, beginning several new initiatives as well as continuing to work on others. During fiscal year 2005, the ratio of research and development spending to revenues was 11% for the nine month period and 18% for the three month period ended January 31, 2005. The higher relative level of spending in the third quarter is due to a combination of lower revenues and greater spending. During fiscal year 2005, the Company's efforts are focused on the final phases of the development of Gillam-FEI's next generation wireline signal synchronization unit (designated "US5G"), developing a digital rubidium oscillator, and further improving the performance of crystal oscillators, including low-g (gravity) sensitivity crystal oscillators which have broad applications in both commercial and US Government systems. The Company also initiated development work on Precision Reference Standards ("PRS") for wireline networks, high-temperature clock technology for energy exploration and additional applications for the FE-405 high precision oscillator series. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

     Net nonoperating income and expense decreased by $381,000 (24%) and $27,000 (7%), respectively, in the nine and three month periods ended January 31, 2005 compared to the same periods of fiscal year 2004. Included in this category is the Company's equity from the earnings of Morion. The Company commenced recording its share of Morion's earnings upon the increase of its ownership interest in Morion from 19% to 36% during the quarter ended October 31, 2004. All prior period financial statements have been restated to report the Company's equity income from the time of its original investment in Morion. For the nine and three month periods ended January 31, 2005, equity in Morion's earnings increased by $158,000 (236%) and $66,000 (213%), respectively, compared to the same periods of fiscal year 2004. These increases are attributable both to the Company's increased ownership percentage (from 9% to 36%) as well as improved profitability at Morion resulting from increased sales.

     Other components of nonoperating income and expense include investment income, interest expense and other income (expense), net. Investment income decreased by $559,000 (31%) and $45,000 (10%), respectively, during the nine and three months ended January 31, 2005 compared to the same periods of fiscal year 2004. For the nine-month periods ended January 31, 2005 and 2004, the year-over-year decline is principally due to realized gains of approximately $483,000 recorded in the year ago period. For the three months ended January 31, 2005 and 2004, the decline is due to lower interest

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

income as a result of lower interest rates on marketable securities. For the nine and three month periods ended January 31, 2005, interest expense increased by $42,000 (20%) and $14,000 (17%), respectively, compared to the same periods of fiscal year 2004. This increase reflects increases in the short-term borrowing requirements of the Company. Other income (expense), net, increased by $62,000 during the nine month periods ended January 31, 2005 and decreased by $34,000 for the three-month period then ended compared to the same periods of fiscal year 2004. Increases in this category related to a governmental grant received in the first quarter at the Company's French subsidiary and recovery of value added taxes during the second quarter at the same subsidiary. These gains were offset by losses on the disposal of certain equipment at the Company's California subsidiary during the third quarter of the year. Other income (expense), net, consists principally of certain non-recurring transactions and is generally not significant to net income.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $64 million at January 31, 2005, which is comparable to working capital at April 30, 2004. Included in working capital at January 31, 2005 is $34.4 million of cash, cash equivalents and marketable securities, including $14.9 million of REIT units that are convertible to Reckson Associates Realty Corp. common stock.

     Net cash provided by operating activities for the nine months ended January 31, 2005, was $3.8 million compared to $4.5 million used in operations in the comparable fiscal year 2004 period. This significant improvement in cash flows is due to the return to profitability in fiscal year 2005 plus collections on accounts receivable which was partially offset by increases in inventory and payments on accounts payable and accrued liabilities. In the first half of fiscal year 2004, approximately $1.8 million was used to support the operations of the Company's new subsidiary, FEI-Zyfer. In the first nine months of fiscal year 2005, FEI-Zyfer generated positive cash flow from operations. The Company expects that it will continue to generate positive cash flow from operating activities during fiscal year 2005.

     Net cash used in investing activities for the nine months ended January 31, 2005, was $3.4 million compared to $504,000 for the same period of fiscal year 2004. During the second quarter of fiscal year 2005, the Company made a contingent payment for its FEI-Zyfer subsidiary, acquired an additional 16% interest in Morion, Inc. and the remaining 14% of its French subsidiary it did not already own, for aggregate cash payments of $974,000. Additional cash was used to acquire certain marketable securities aggregating $1.4 million, net of sales of other marketable securities. The Company also purchased capital equipment for approximately $1.1 million. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Requirements for additional capital equipment are expected to be less than $2.0 million in fiscal years 2005 and 2006. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the nine months ended January 31, 2005, was $1.9 million compared to cash provided by financing activities in the amount of $1.4 million during the comparable fiscal year 2004 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the aggregate amount of $1.7 million each year. During fiscal year 2004, the Company took advantage of the low interest rate environment and borrowed $2.8 million against a credit line which is secured by a substantial portion of the Company's portfolio of marketable securities. During the first nine months of fiscal year 2005, the Company borrowed an additional $500,000 under this credit line net of repayments of $1.0 million. The Company also made other scheduled payments against debt and other obligations of $954,000.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     At January 31, 2005, the Company's backlog amounted to approximately $29 million compared to the approximately $36 million backlog at April 30, 2004. Of this backlog, approximately 80% is realizable in the next twelve months.

                                     Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities, including participation units in the Reckson Operating Partnership, L.P. The Company's investments in fixed income and equity securities were $15.1 million and $14.9 million, respectively, at January 31, 2005. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2005, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2005, the amount related to foreign currency exchange rates is a $4,786,000 unrealized gain. Note that the value of the Chinese Yuan is "pegged" to the value of the US dollar. Accordingly, no foreign currency gains or losses have been realized or are included in the unrealized gain indicated above. If the Chinese government decides to change its policy and permits the Yuan to "float" against other world currencies, the Company would report the effect in other comprehensive income, as appropriate. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

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

   (b) Reports on Form 8-K:

     No filings on Form 8-K were made during the three-month period ended January 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: March 17, 2005                       BY /s/   Alan Miller
                                             -------------------------
                                                 Alan Miller
                                                 Chief Financial Officer
                                                 and Controller

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


  /s/   Martin B. Bloch                                      March 17, 2005
  ------------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/   Alan L. Miller                                      March 17, 2005
  -----------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin B. Bloch                                      March 17, 2005
  --------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan L. Miller                                      March 17, 2005
  ---------------------------
     Alan L. Miller
     Chief Financial Officer



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