Form 10-K
period 2005-04-30
FREQUENCY ELECTRONICS INC
filed 2005-07-28
CIK 39020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended April 30, 2005

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

                                                        Name of each exchange on
          Title of each class                               which registered
--------------------------------------------------------------------------------
Common Stock (par value $1.00 per share)                American Stock Exchange


          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes _ No X

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2004 - $57,800,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2005 - 8,525,600.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about September 29, 2005.

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

      The Company has divided its operations into four principal market areas:

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

      (2) Products used by the United States Government for defense or space applications. The Company's subsidiary, FEI Government Systems, Inc. ("FEI-GSI"), was formed in fiscal year 2002 to focus on supplying the Company's technology and legacy proprietary products to the United States military and other U.S. government agencies.

      (3) Products for wireline and network synchronization systems. These products are produced by Gillam-FEI, the Company's Belgian subsidiary, acquired in September 2000. Products delivered by Gillam-FEI provide essential network monitoring and wireline synchronization for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.

      (4) Products that incorporate global positioning systems ("GPS") technology. These precision time and frequency generation and synchronization products are manufactured by the Company's subsidiary FEI-Zyfer, Inc. ("FEI-Zyfer"). As described more fully below, early in fiscal year 2004, the Company acquired the business and net assets of Zyfer, Inc. forming a new wholly-owned subsidiary. FEI-Zyfer's GPS capability complements the Company's existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.

      During fiscal year 2002, the Company formed two new wholly-owned subsidiaries to provide broader manufacturing capabilities and worldwide reach for the Company's proprietary products. Frequency Electronics, Inc. Asia ("FEI-Asia") was established as an Asian-based low cost manufacturer of certain of the Company's commercial communications products. FEI-Asia is located in the Free-Trade Zone in Tianjin, China. FEI-Europe, GmbH ("FEI-Europe") was established as a European sales and marketing office to promote the Company's new line of crystal oscillators as well as other proprietary products.

During fiscal year 2005, the Company decided to close FEI-Europe and merge its functions into Gillam-FEI. FEI-Asia and the partial year activities of FEI-Europe are included in the Company's commercial communications operations.

      Also in fiscal year 2002 the Company made an initial strategic investment in Morion, Inc., a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company's equity investment in Morion permits the Company to secure a low cost source for high precision quartz resonators and crystal oscillators, many of which are based on the Company's design and development work. In September 2004, the Company increased its investment in Morion from 19.8% to 36.2% of Morion's outstanding shares. Accordingly, the Company changed its method of carrying the Morion investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. In addition, certain amounts in prior period financial statements have been adjusted for the retroactive application of the equity method since the inception of the Company's investment in Morion.

FISCAL 2005 AND 2004 SIGNIFICANT EVENTS

      Real Estate Transactions

      During the fourth quarter of fiscal year 2005, the Company recorded a gain of $4.6 million related to the conversion of its real estate operating partnership units into shares of Reckson Associates Realty Corp. common stock ("REIT stock"). This gain reflects the currently realizable portion related to the fiscal year 1998 sale and leaseback of the Company's building to Reckson Operating Partnership, LP. (See Item 2. Properties and Note 6 to the accompanying consolidated financial statements.) An additional gain of $1.3 million is deferred and will be recorded over the remaining term of the Company's building lease in accordance with the accounting provisions for sale and leaseback transactions. Subsequent to the conversion, the Company sold a portion of the REIT stock and realized additional gains of approximately $2.3 million, or total pretax gains of approximately $6.9 million. As a result of these gains, the Company also accrued a contractually mandated incentive compensation expense of $416,000, which amount is included in operating expenses.

      Acquisition of Zyfer, Inc.

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. (Note-Subsequent to this transaction, Odetics changed its corporate name to Iteris, Inc.) The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company is required to pay up to a maximum of $1 million to Iteris, Inc. in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and a percentage of revenues in excess of $8 million in fiscal year 2005. Based on FEI-Zyfer's performance in fiscal years 2005 and 2004, the Company will pay an additional $217,000 to Iteris, Inc. FEI-Zyfer, with its own management team, is a fourth reportable segment in the Company's financial statements.

      Tax Adjustments

      During fiscal year 2004, the Company realized a tax benefit of $400,000 as the result of the reversal of certain tax liabilities. Such liabilities were established in prior years to recognize the potential tax contingency for certain judgmental tax adjustments and tax estimates. The Company's income tax returns for the relevant years were examined by the Internal Revenue Service and no changes were required. Accordingly, the tax liabilities established in those years are no longer required and the reversal of such liabilities was recorded as a tax benefit.

REPORTABLE SEGMENTS

      The Company operates under four reportable segments, aligned with the four markets described above: (1) Commercial Communications; (2) U.S. Government; (3) Gillam-FEI; and (4) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.

      The products for the Commercial Communications segment are principally marketed to wireless communications networks and to the commercial satellite market. The operations of FEI-Asia and FEI-Europe are included in the Commercial Communications segment. Most product design, development and manufacturing for the Commercial Communications and the U.S. Government segments is conducted in the Company's facility located in New York. The Company identifies the U.S. Government business as a reportable segment based upon the regulatory environment (Federal Acquisition Regulations or "FAR") under which it operates when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment. The Gillam-FEI segment designs, develops and manufactures products for wireline and network synchronization. Its products are currently sold to non-U.S. customers. The FEI-Zyfer segment designs and manufactures products which incorporate GPS technologies. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

      During fiscal years 2005, 2004 and 2003 approximately 55%, 56% and 47%, respectively, of the Company's sales were for products used for terrestrial or space-based commercial communications and foreign governments. Sales of Gillam-FEI were approximately 19%, 17% and 25% of fiscal years 2005, 2004 and 2003 revenues, respectively. For the years ended April 30, 2005, 2004 and 2003, sales of the U.S. Government segment accounted for approximately 10%, 14% and 28%, respectively, of the Company's sales. In fiscal years 2005 and 2004, sales for the FEI-Zyfer segment were 16% and 13% of consolidated revenues, respectively. Sales information for the Commercial Communications, U.S. Government, Gillam-FEI, and FEI-Zyfer markets during each of the last five years are set forth in Item 6 (Selected Financial Data).

      Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2005, 2004 and 2003, foreign sales comprised 50%, 54% and 38%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 16 to the accompanying financial statements.

Commercial Communications segment:

      The Company provides high-tech precision time and frequency products that are found in both ground-based communication stations and on-board commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to the commercial markets. Revenues for this segment have varied considerably over the past 6 fiscal years, based on infrastructure spending patterns by wireless telecommunication companies and demand for new commercial satellites. Over this time frame, the Company initially experienced accelerated growth in commercial communications revenues followed by a "telecom trough" in fiscal years 2002 and 2003, reacceleration in late fiscal year 2004 and early fiscal year 2005, to be followed by another slow down. The Company anticipates that this industry provides a large opportunity for future sales growth but the timing of revenue growth will be based on capital spending decisions by domestic and worldwide telecommunication companies. Additional revenues will be derived from deployment of new or replacement commercial satellites.

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

      Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology and enhanced systems such as CDMA (Code Division Multiple Access). These upgrades require more precise frequency control at the base stations to achieve a higher degree and quality of services.

      With increased demand for wireless services on limited bandwidth, the requirement for precise timing becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, stable atomic "clock" as well as temperature stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA (Code Division Multiple Access), TDMA (Time Division Multiple Access), UMTS (Universal Mobile Telecommunications System) or GSM (Global System for Mobile Communications) or a hybrid, such as EDGE (Enhanced Data rates for Global Evolution), timing to ensure signal synchronization is essential.

      Space-based

      The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has increased the need to transmit information to earth-based receivers. This requires precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems. The Company's space hybrid assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand-alone products for space applications. The Company's oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Commercial satellite programs such as Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company's space-qualified products.

U.S. Government segment:

      The Company's sales in the U.S. Government segment are generally made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated basis under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

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

      The Company's proprietary products have been used in guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. Products are built in accordance with Department of Defense standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System, are examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company's cesium beam atomic clock is presently employed in secure communications, surveillance and positioning systems for the United States Air Force, Navy and Army.

Gillam-FEI segment:

      Gillam-FEI extends the Company's competencies into wire-line synchronization, network monitoring, and specialized test equipment. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecom operators. Gillam-FEI is among the world leaders in the field of wireline synchronization technology, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI's major customers.

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

      Specialized test equipment are mainly targeted for the telecommunications industry.

FEI-Zyfer segment:

      FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology. The products make use of both "in-the-clear" civil and "crypto-secured" military signals from GPS. In most cases, FEI-Zyfer's products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications. Approximately 60% of revenues are derived from sales where the end user is the U.S. Government. FEI-Zyfer's products are an important extension of FEI's core product line, particularly in the area of GPS capabilities.


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

      Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including ultrastable and low-g sensitivity units for moving platforms and satellite systems, and fast warm-up, low power consumption units for mobile applications, including voice and data communications.

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

      The Company's subsidiary, FEI-Zyfer, manufactures products incorporating GPS technology by utilizing GPS signals to derive time and frequency information. These systems and subsystems are used in secure government (SAASM-Selective Acquisition Anti-spoofing Module) and commercial communications and other applications.

      The GPS expertise of FEI-Zyfer has been joined with the technological capabilities and experience of FEIC in building crystal oscillators for harsh environments, to jointly develop a new system to be utilized to enhance seismic data in deep earth and other exploratory drilling.

BACKLOG

      As of April 30, 2005, the Company's consolidated backlog amounted to approximately $31 million (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2006. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

      The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. customers, including the sales of its overseas subsidiaries, totaled approximately 50%, 54% and 38% of net sales in fiscal years 2005, 2004 and 2003, respectively.

      The Company's products are sold to a variety of customers, both commercial and governmental. For the years ended April 30, 2005, 2004 and 2003, approximately 20%, 21% and 28%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

      The Company's consolidated sales for each of the years ended April 30, 2005, 2004 and 2003 included sales to Motorola Corp. ("Motorola") of approximately $15.5 million, $16.1 million and $10.0 million, respectively. These amounts represent 28%, 32% and 32%, respectively, of consolidated sales for each of those years. Lucent Technologies ("Lucent") accounted for $6.5 million and $5.5 million of revenues in fiscal years 2005 and 2004 or 12% and 11%, respectively, of consolidated sales. In fiscal year 2003, Northrop Grumman Corporation ("Northrop") accounted for $3.5 million of revenues or 11% of consolidated sales.

      During the three years ended April 30, 2005, sales to Motorola and Lucent were made by the Company's Commercial Communications segment, accounting for 70% in fiscal year 2005, 76% in fiscal year 2004 and 73% in fiscal year 2003 of that segment's total sales.

      Fiscal years 2005, 2004 and 2003 revenues in the U.S. Government segment included sales to four customers, Northrop, Raytheon Missile Systems, Inc. ("Raytheon"), BAE Systems Aerospace, Inc. ("BAE"), and Lockheed Martin ("Lockheed") accounting for 87%, 85% and 77%, respectively, of total segment sales.

      During fiscal years 2005, 2004 and 2003, France Telecom and Belgacom were major customers of the Gillam-FEI segment. These European telecom companies accounted for 59%, 31% and 23%, respectively, of the segment's revenues in those fiscal years.

      In fiscal year 2005, Northrop and Computer Sciences Corporation accounted for 21% of the revenues in the FEI-Zyfer segment. In fiscal year 2004, General Dynamics accounted for 19% of the revenues in the FEI-Zyfer segment.

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

      The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2005, 2004 and 2003, the Company expended $6.8 million, $5.3 million and $4.6 million of its own funds, respectively, on such research and development activity. (See also
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2006, the Company is targeting to spend approximately $6.0 million on research and development in similar areas. The actual amount spent will depend on market conditions and identification of new opportunities.

PATENTS AND LICENSES

      The Company believes that for the most part its business is not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses. In certain limited circumstances, the U.S. Government may use or permit the use by the Company's competitors of certain patents or licenses the government has funded. During fiscal year 2003, the Company received a broad and significant patent for new, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications.

COMPETITION

      The Company experiences competition in all areas of its business. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or other extreme hostile environments, prompt and responsive contract performance, technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. Because of the very high precision of certain of its products, the Company has few competitors. For lower precision components there is significant competition from a number of suppliers.

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

      Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs. The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.

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

      The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

      Joseph P. Franklin -    Chairman of the Board of Directors

      Martin B. Bloch    -    President, Chief Executive Officer and Director

      Markus Hechler     -    Executive Vice President, President of FEI
                              Government Systems, Inc. and Assistant Secretary

      Michel Gillard     -    President, Gillam-FEI

      Steven Strang      -    President, FEI-Zyfer

      Hugo Fruehauf      -    Chief Technical Officer

      Charles S. Stone   -    Vice President, Low Noise Development

      Leonard Martire    -    Vice President, Marketing and Sales

      Oleandro Mancini   -    Vice President, Business Development

      Thomas McClelland  -    Vice President, Commercial Products

      Alan Miller        -    Treasurer and Chief Financial Officer

      Harry Newman       -    Secretary

                 None of the officers and directors is related.

      Joseph P. Franklin, age 71, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

      Martin B. Bloch, age 69, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

      Markus Hechler, age 59, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company's subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

      Michel Gillard, age 64, became an officer of the Company when Gillam S.A. was acquired in September 2000. Gillam S.A., a company engaged in the design, manufacture and marketing of wireline and network synchronization systems, was founded by Mr. Gillard in 1974.

      Steve Strang, age 41, was named President of FEI-Zyfer, Inc., effective May 1, 2005. Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

      Hugo Fruehauf, age 66, became an officer of the Company when the net assets of Zyfer, Inc. were acquired in May 2003. Effective May 1, 2005, Mr. Fruehauf was named Chief Technical Officer of the Company. Mr. Fruehauf served as CEO and CTO of Zyfer, Inc. for 6 years. Prior to joining Zyfer, Mr. Fruehauf was vice president of Alliant Techsystems from 1995 to 1997 and from 1982 to 1995 was president of Datum-Efratom and its predecessor, Ball-Efratom.

      Charles S. Stone, age 74, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

      Leonard Martire, age 68, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.

      Oleandro Mancini, age 56, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

      Thomas McClelland, age 50, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

      Alan Miller, age 56, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

      Harry Newman, age 58, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 2.   Properties

      The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

            Location                Size (sq. ft.)        Own or Lease
            --------                --------------        ------------
         Long Island, NY               93,000                Lease
         Anaheim, CA                   20,000                Lease
         Liege, Belgium                34,000                Own
         Chalon Sur Saone, France      37,000                Own
         Tianjin, China                27,000                Lease

      The Company's facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. ("Reckson"), leasing back the space that it presently occupies.

      The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Company were constructed at the cost of Reckson. The leased space is adequate to meet the Company's domestic operational needs which encompass the principal operations of the Commercial Communication and U.S. Government segments.

      The sale of its building to Reckson, a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit was convertible into one share of the common stock of the REIT. Under the accounting provisions for sale and leaseback transactions, the sale of this building was considered a financing and the REIT units received were reflected as a noncurrent liability while the related building continued to be reflected as an asset. In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT. Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain. The deferred gain will be recognized into income over the remaining term of the initial leaseback period. As a result of the conversion of the REIT units, both the building and the noncurrent liability were removed from the balance sheet of the Company. (See Note 6 to the accompanying financial statements.)

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

      The Tianjin, China facility is the location of the Company's wholly-owned subsidiary, FEI-Asia. In late fiscal year 2005, the subsidiary acquired additional leased space within a manufacturing facility located in the Tianjin Trade-Free Zone. The lease is renewable annually with rent of $14,000 payable quarterly. The new facility is adequate for the near-term manufacturing expectations for the Company.

      The Anaheim, California facility is leased by the Company's subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in May 2007, requires monthly payments of $21,000.

Item 3.   Legal Proceedings

      No material legal proceedings are pending.

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

            FISCAL QUARTER            HIGH SALE          LOW SALE
            --------------            ---------          --------
            2005 -
                 FIRST QUARTER         $14.70             $11.65
                 SECOND QUARTER         13.40              10.22
                 THIRD QUARTER          16.05              12.00
                 FOURTH QUARTER         15.90               9.80
            2004 -
                 FIRST QUARTER         $10.80             $ 8.00
                 SECOND QUARTER         11.05               9.35
                 THIRD QUARTER          14.99              10.18
                 FOURTH QUARTER         17.13              12.25

      As of July 22, 2005, the approximate number of holders of record of common stock was 600. The closing share price of the Company's stock on April 30, 2005 was $11.48. The closing share price of the Company's stock on July 22, 2005 was $11.75.

DIVIDEND POLICY

      Since 1997, the Company has adhered to a policy of distributing a cash dividend to shareholders of record as of April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.

STOCK BUYBACK PROGRAM

      In March 2005, the Company's Board of Directors authorized a stock repurchase program for up to $5 million of the Company's outstanding common stock. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. During fiscal year 2005, the Company repurchased 6,300 shares under the buyback program, paying an average of $10.38 per share.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                            Number of Securities
                                                                                                           Remaining available for
                                            Number of Securities to            Weighted-Average             Future Issuance under
                                            be Issued upon exercise            Exercise Price of          Equity Compensation Plans
                                            of Outstanding Options            Outstanding Options           (Excluding Securities
          Plan Category                       Warrants and Rights             Warrants and Rights         Reflected in Column (a))
----------------------------------------------------------------------------------------------------------------------------------
                                                     (a)                              (b)                              (c)

Equity Compensation Plans
    Approved by Security Holders                   459,300                           $ 9.38                          109,750

Equity Compensation Plans Not
    Approved by Security Holders                   814,237                           $12.82                          189,500
                                                ----------                                                           -------

              TOTAL                              1,273,537                           $11.58                          299,250
                                                 =========                           ======                          =======


Item 6.   Selected Financial Data

      The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2005. The information has been derived from the audited financial statements of the Company for the respective periods.

           CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                       Years Ended April 30,
                                             2005              2004              2003               2002                2001
                                             ----              ----              ----               ----                ----
                                                      (in thousands, except share and dividend data)
Net Sales
    Commercial Communications              $31,464           $28,235           $15,051            $26,663             $ 36,290
    U.S. Government                          5,603             7,053             8,906              4,513                3,727
    Gillam-FEI                              12,599(1)         12,197(1)          8,137             11,223                9,276
    FEI-Zyfer                                8,803             6,560                 -                  -                    -
        less intersegment sales             (3,296)(1)        (3,939)(1)          (567)            (1,220)                 (83)
                                           -------           -------           -------            -------             --------
Total Net Sales                            $55,173           $50,106           $31,527            $41,179             $ 49,210
                                           =======           =======           =======            =======             ========
Operating (Loss) Profit                    $(1,269)          $(1,646)         ($12,490)(5)        $    89(6)          $  5,939(8)
                                           =======           =======           =======            =======             ========
Net Income (Loss)                          $ 5,037(2)        $   320(3,4)    ($  8,811)(4)        $ 1,378(7)          $  5,644(9)
                                           =======           =======           =======            =======             ========

Average Common Shares Outstanding
                     Basic               8,484,682         8,374,399         8,331,785          8,350,735            8,198,569
                     Diluted             8,684,758         8,542,575         8,331,785          8,529,175            8,431,823

Earnings per Common Share
                     Basic                 $  0.59           $  0.04(4)        ($ 1.06)           $  0.17             $   0.69
                                           =======           =======           =======            =======             ========
                     Diluted               $  0.58           $  0.04(4)        ($ 1.06)           $  0.16             $  0.67
                                           =======           =======           =======            =======             ========


           CONSOLIDATED BALANCE SHEET DATA

Total Assets                               $88,374           $92,867(10)       $85,778(10)        $96,011             $102,039
                                           =======           =======           =======            =======             ========
Long-Term Obligations
       and Deferred Items                  $ 9,337           $17,609           $17,903            $17,796             $ 18,074
                                           =======           =======           =======            =======             ========
Cash dividend declared
    per common share                       $  0.20           $  0.20           $  0.20            $  0.20             $   0.20
                                           =======           =======           =======            =======             ========

Notes to Selected Financial Data
      (1) Includes intercompany sales to FEI Communications of $2.4 million and $3.5 million in fiscal years 2005 and 2004, respectively, for development of US5G product.
      (2) Includes $6.9 million from gain on conversion of REIT units into REIT common shares and subsequent sale of a portion of the REIT common shares.
      (3) Includes $400,000 reversal of tax liabilities established in prior years
      (4) Includes $158,000 and $49,000, respectively, for restatement of equity income from Morion, Inc. in fiscal years 2004 and 2003, which also increased fiscal year 2004 Earnings per Common Share by $0.02 from the amount reported before restatement.
      (5) Includes goodwill impairment of $6.2 million and adjustments to inventory of $3.6 million.
      (6) Includes insurance reimbursement of $1.5 million for expenses related to certain litigation with the U.S. Government less inventory reserves and writeoffs aggregating $1.0 million.
      (7) In addition to items in (6) above, includes $300,000 investment loss for an other than temporary decline of value in a marketable security.
      (8) Includes insurance reimbursement of $2.8 million (net of professional fees) for expenses related to certain litigation with the U.S. Government, increased inventory reserves of $2.0 million related to certain product lines and $300,000 of acquisition-related nonrecurring costs.
      (9) In addition to items in (8) above, includes $287,000 investment loss for an other than temporary decline of value in a marketable security.
      (10) Total assets are restated by $207,000 for fiscal year 2004 and by $49,000 for fiscal year 2003 from amounts reported in prior fiscal years to reflect the Company's equity interest in Morion, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, consumer spending trends, reliance on key customers, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

Critical Accounting Policies and Estimates

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

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

      Equity-based Compensation

      The Company applies the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and continues to measure compensation cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

      The following table illustrates the effect on the Company's consolidated statements of operations for the fiscal years ended April 30, had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 148:

                                          (in thousands, except per share data)

                                              2005        2004        2003
                                              ----        ----        ----
      Net Income (Loss), as reported         $5,037       $ 320     ($8,811)
      Cost of stock options, net of taxes      (525)       (707)       (752)
                                            -------     -------    --------
      Net Income (Loss)- pro forma           $4,512      ($ 387)    ($9,563)
                                             ======       =====     =======
      Income (Loss) per share, as reported:
        Basic                                 $0.59      $ 0.04     ($ 1.06)
                                              =====      ======     =======
        Diluted                               $0.58      $ 0.04     ($ 1.06)
                                              =====      ======     =======
      Income (Loss) per share- pro forma
        Basic                                 $0.53     ($ 0.05)    ($ 1.15)
                                              =====      ======     =======
        Diluted                               $0.52     ($ 0.05)    ($ 1.15)
                                              =====      ======     =======

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2005, 2004 and 2003; dividend yield of 1.10%, 1.8% and 2.4%; expected volatility of 59%, 63% and 63%; risk free interest rate of 3.9%, 3.6% and 4.1%; and expected lives of six and one-half years, respectively.

RESULTS OF OPERATIONS

      The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                             2005      2004       2003
                                             ----      ----       ----
     Net Sales (exclusive of
     intercompany sales)
        Commercial Communications            55.4%     55.5%     46.9%
        U.S. Government                      10.2      14.1      28.3
        Gillam-FEI                           18.5      17.3      24.8
        FEI-Zyfer                            15.9      13.1         -
                                           ------    ------    ------
                                            100.0     100.0     100.0
     Cost of Sales                           67.1      68.9      81.5
                                           ------    ------    ------
                         Gross Margin        32.9      31.1      18.5
     Selling and Administrative expenses     21.2      22.3      24.0
     Compensation Charges                     1.6       1.5         -
     Goodwill writedown                         -         -      19.5
     Research and Development expenses       12.4      10.6      14.6
                                           ------    ------    ------
                      Operating Loss         (2.3)     (3.3)    (39.6)

     Other Income, net & Minority            15.2       3.8       5.9
     Interest
     Provision (Benefit) for Income Taxes     3.8       0.2      (5.6)
                                           ------    ------    ------
                   Net Income (Loss)          9.1%      0.3%    (28.1%)
                                           ======    ======    ======

      Significant Events

      As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal year 2005, 2004 and 2003 results of operations were materially impacted by several specific events. During fiscal year 2005, the Company recorded a gain of $4.6 million on the conversion of its real estate operating partnership units ("REIT units") into shares of Reckson Associates Realty Corp. common stock ("REIT stock"), thus completing a transaction which was initiated in fiscal year 1998. (See Item 2. Properties and Note 6 to the accompanying consolidated financial statements.) Subsequent to the conversion, the Company sold a portion of the REIT stock and realized additional gains of approximately $2.3 million, or total pretax gains of approximately $6.9 million. As a result of these gains, the Company also accrued a contractually mandated incentive compensation expense of $416,000, which amount is included in operating expenses under the caption "Compensation Charges."

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

      Without these significant events, the Company's operating (loss) profit, pre-tax income (loss) and net income (loss) would be materially different from that reported in the financial statements. See Note 12 to the financial statements for pro forma presentation related to the acquisition of FEI-Zyfer, Inc.

      Operating Loss

      The operating loss for the fiscal year ended April 30, 2005, decreased by $377,000 (23%) to $1.3 million from the $1.6 million operating loss for fiscal year 2004. The improvement is attributable to the 10% year-over-year increase in sales coupled with improved gross margins but offset by higher selling and administrative costs, compensation charges and research and development expenditures. The research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales.

      The operating loss for the fiscal year ended April 30, 2004, decreased $10.8 million (87%) to $1.6 million from the operating loss of $12.5 million reported in fiscal year 2003. The improvement is directly attributable to the year-over-year increase in sales volume during fiscal year 2004 as well as the significant fiscal year 2003 events which did not recur in fiscal year 2004: the $6.2 million goodwill impairment (see above) and $3.6 million in inventory adjustments. These improvements were offset by the fiscal year 2004 operating loss of $1.1 million recorded by FEI-Zyfer.

      Net Sales

      Net sales for fiscal year 2005 increased by $5.1 million (10%) to $55.2 million from fiscal year 2004 revenues of $50.1 million. Sales increases were experienced in three of the Company's four segments. Commercial Communication revenues increased by $2.7 million, largely on increased revenues from commercial space programs. Gillam-FEI revenue (exclusive of intercompany sales of $2.4 million related to a research and development program) improved by $1.5 million of which approximately 40% is attributable to appreciation in the value of the euro to the dollar during fiscal year 2005. FEI-Zyfer's revenues increased by $2.2 million or 34%, continuing its improved performance which began in the second half of fiscal year 2004. Only the revenues of the U.S. Government segment experienced a decline of $1.5 million (21%) compared to fiscal year 2004 as the Company worked on several smaller dollar development contracts versus higher volume production programs. The Company expects to realize significant revenue increases in the U.S. Government segment during fiscal year 2006 based on new production programs and recent contract awards. Similarly, each of the other three segments is expected to show increased revenues in fiscal year 2006 as compared to fiscal year 2005.

      Net sales for fiscal year 2004 increased by $18.6 million (59%) to $50.1 million from fiscal year 2003 revenues of $31.5 million. These revenues include $6.5 million from FEI-Zyfer, or 21% of the year-over-year increase, while sales from the other segments increased by $12.0 million (38%) over the prior year. This increase is attributable to strong second half revenues in the Commercial Communications and Gillam-FEI segments compared to both the first half of the fiscal year as well as to fiscal year 2003 revenues. Commercial Communication revenues were up 93% ($14 million) over the prior year on the strength of increased capital spending on cellular network infrastructure and sales related to commercial satellites. Gillam-FEI revenues (exclusive of $3.5 million in intersegment sales related to a research and development program) increased by over $500,000 (6%) from the prior year, benefiting primarily from the 20% year-over-year increase in the value of the euro to the dollar. Fiscal year 2004 revenues from the U.S. Government segment declined by $1.8 million (20%) from the prior year as the Company worked on several developmental programs under U.S. Government contracts as compared to more production-type contracts in the prior year.

      Demand for the Company's Commercial Communications products by wireless infrastructure original equipment manufacturers, has fluctuated in recent years. Demand peaked during the Company's fourth quarter of fiscal year 2004 and through the first quarter of fiscal year 2005. This was followed by sequential declines in the subsequent quarters of fiscal year 2005 as end-users postponed deployment of next generation cellular base stations. The Company continues to believe, however, that the world-wide market for its synchronization products for the wireless industry remains extremely large and will grow. The Company anticipates that some of this growth will materialize during the latter portion of fiscal year 2006. In addition, world-wide capital spending on commercial satellites and wireline synchronization systems is increasing. Accordingly, the Company believes future sales in the Commercial Communications and Gillam-FEI segments will increase over the levels achieved in fiscal year 2005. Based on the Company's recent work on U.S. Government-sponsored development contracts and current proposal activity, the Company expects revenues from U.S. Government programs to increase during fiscal year 2006. The U.S. Government is expected to provide funding for such projects as secure radios, new communication satellites, unmanned aerial vehicles, weapons guidance systems and secure communications. The resultant increased revenue stream will benefit the Company's U.S. Government and FEI-Zyfer segments.

      Gross Margin Rates

      The gross margin rate for fiscal year 2005 improved to 33% of net sales compared to 31% in fiscal year 2004. The improvement is primarily attributable to increased revenue in fiscal year 2005 which is able to absorb a greater share of fixed costs. Gross margin improvements were partially offset by additional work required on certain space programs to address technical issues encountered at the near conclusion of these programs.

      The gross margin rate for fiscal year 2004 improved to 31% of net sales compared to 19% in fiscal year 2003. The fiscal year 2003 rate was reduced by 11% due to a $3.6 million inventory adjustment. Although fiscal year 2004 sales increased substantially over the prior year, the volume was insufficient to fully absorb the overhead, particularly in the first half of the current fiscal year when lower revenues were recorded. In the second half of the year, the Company experienced rising revenues but also built up its support structure to sustain the expected higher level of sales. The Company also reduced the value of its inventory by $530,000 as the result of an inventory revaluation during fiscal year 2004.

      The Company's target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements and utilization of lower cost manufacturing in Russia and China. During fiscal year 2006, if revenues increase as anticipated, the Company expects to realize gross margin rates approaching its targeted rate.

      Compensation Charges

      Under the caption "Compensation Charges," the Company has recorded certain expenses which are defined as operating expenses which are not expected to recur.

      As indicated above, during fiscal year 2005 the Company accrued a $416,000 incentive compensation expense related to the conversion and sale of REIT units. In addition, the Company recorded a non-cash charge of $327,000 to increase the liability under its deferred compensation plan. This charge was based on updated life expectancy charts utilized by the Company's actuary. (See Note 13 to the accompanying consolidated financial statements.) The Company's Belgian subsidiary recorded an accrual for $133,000 related to litigation with a former employee.

      During fiscal year 2004, the Company's majority-owned subsidiary in France substantially completed a restructuring of its operations as a result of the Company's decision to convert it from a manufacturing facility to a regional sales office. This resulted in a charge to earnings of $428,000, consisting primarily of employee severance costs, for the year ended April 30, 2004. The Company does not expect to incur significant costs in the future related to this restructuring although it may recognize a gain during fiscal year 2006 upon the sale of the subsidiary's current manufacturing facility. In addition, in the fourth quarter of fiscal year 2004, in connection with an employment agreement initiated in 1993, the Company awarded its Chairman of the Board and former CEO a stock bonus of 20,000 shares which had a value of approximately $297,000.

      Selling and Administrative expenses

      Selling and administrative costs in fiscal year 2005 increased by $557,000 (5%) to $11.7 million from $11.2 million in fiscal year 2004. Compared to fiscal year 2004, the Company incurred larger deferred compensation expense (exclusive of the charge included in "Compensation Charges"), increased salaries for support personnel, incurred information technology consulting fees as the Company upgraded its ERP system and higher professional fees related to the Company's efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These expenses were partially offset by savings obtained from the mid-year closing of the Company's European sales office and merging those functions into the Company's Belgian subsidiary.

      Selling and administrative costs in fiscal year 2004 increased by $3.6 million (47%) to $11.2 million from $7.6 million in fiscal year 2003. The largest component of this increase is the approximately $2.8 million of selling and administrative expenses incurred at then newly-acquired FEI-Zyfer. The additional $800,000 of expenses is commensurate with the increased volume of business that the Company experienced in fiscal year 2004. Costs such as commission expenses, salaries of additional marketing and support personnel and performance related compensation all contributed to increased selling and administrative expenses in fiscal year 2004. These increases were offset by declines in deferred compensation expenses. In addition, the value of the euro to the US dollar continued to rise throughout fiscal year 2004. As a result, Gillam-FEI's euro-denominated selling and administrative costs declined by 5% but, when converted to US dollars, reflected a 13% increase over fiscal year 2003.

      As a percentage of sales, selling and administrative expenses were 21.2% in fiscal year 2005, 22.3% in fiscal year 2004 and 24.0% in fiscal year 2003. The Company targets selling and administrative expenses not to exceed 20% of consolidated sales. The level of sales, which were lower than anticipated each fiscal year, prevented the Company from achieving its target. If revenues improve as anticipated in fiscal year 2006, the Company expects to achieve its targeted level of selling and administrative expenses.

      Research and Development expenses

      Research and development expenses in fiscal year 2005 increased by $1.5 million (28%) to $6.8 million from $5.3 million in fiscal year 2004. The Company devoted significant resources to completion of its new US5G and associated products for wireline synchronization, developed new hardware for space applications and further enhanced the performance of low-g (gravity) sensitivity oscillators which have broad applications in both commercial and U.S. Government systems. These research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales.

      Research and development expenses in fiscal year 2004 increased by $731,000 (16%) to $5.3 million from $4.6 million in fiscal year 2003. This increase is entirely attributable to development costs incurred at FEI-Zyfer which approximated $840,000. Without FEI-Zyfer, research and development expense would have declined by 2% from fiscal year 2003. During fiscal year 2004, those resources previously devoted to the Company's internal research and development efforts were often redirected to funded research projects. Consequently, the costs of these resources are reflected in cost of sales rather than in research and development expenses. Internal development efforts during fiscal year 2004 were focused on Gillam-FEI's US5G system, developing a digital rubidium oscillator, and further improving the performance of crystal oscillators, including low-g sensitivity crystal oscillators.

      The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2006, the Company will make additional investments in developing manufacturing process improvements for its new US5G wireline synchronization product. Additional funds will be invested in improving and miniaturizing rubidium atomic clocks, developing new GPS-based synchronization products and further enhancing the capabilities of its line of crystal oscillators. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

      Other Income, (expense)

      Other income increased by $6.5 million (335%) to $8.4 million in fiscal year 2005 from $1.9 million in fiscal year 2004. The largest component of this increase is described above under Significant Events for fiscal year 2005: the conversion of REIT units for REIT stock and the subsequent partial sale of these shares.

      Other income (expense), increased by $60,000 (3%) to $1.93 million in fiscal year 2004 from $1.87 million in fiscal year 2003. Amounts for both years have been restated from prior year reporting as a result of a change in accounting for the Company's investment in Morion, Inc. With its increased ownership interest at 36% of Morion's outstanding shares, the Company changed its method of accounting from the cost to the equity method. Accordingly, prior years include the Company's share of Morion's net income in the amount of $158,000 for fiscal year 2004 and $49,000 for fiscal year 2003.

      Investment income during fiscal year 2005 increased by $1.5 million (66%) over fiscal year 2004 and fiscal year 2004 increased by $491,000 (27%) over fiscal year 2003. In all three years, the Company recorded realized gains and losses on marketable securities. In fiscal year 2005, the Company realized gains of $2.3 million on the sale of a portion of the REIT stock. (See Item 2. Properties and Note 6 to the accompanying financial statements.) In fiscal year 2004, the Company realized gains of $590,000 on the sale of certain marketable securities. In fiscal year 2003, realized losses on marketable securities of $130,000 were partially offset by realized gains of $90,000. Investment income also includes interest and dividends earned on marketable securities, including dividend income from REIT units. Interest income has declined in each of fiscal years 2005, 2004 and 2003 from that realized in each prior year due to a combination of lower interest rates and a decreased level of invested assets. The Company anticipates that during fiscal year 2006 it will realize additional gains on marketable securities, particularly on additional sales of the REIT stock. These gains will be offset by lower income from interest and dividends since invested assets will decline after payment of income tax obligations related to the investment gains and as the Company invests the net proceeds in lower yielding instruments.

      Interest expense for the year ended April 30, 2005 decreased by $67,000 (18%) as compared to fiscal year 2004 and the expense for the year ended April 30, 2004 increased by $82,000 (29%) compared to fiscal year 2003. The decline in fiscal year 2005 is due to the paydown during the year of both short-term and long-term credit obligations. The increase in fiscal 2004 is attributable to short-term borrowings by the Company to fund its working capital requirements. Rather than liquidating certain marketable securities, the Company established a credit line with a financial institution and borrowed approximately $3 million. The interest rate on this line (approximately half of what marketable securities are earning for the Company) plus similar short-term financing in the European subsidiaries increased interest expense during fiscal year 2004. The Company also incurred interest expense on the financing arrangement for the leaseback of the U.S. manufacturing facility and for certain deferred compensation payments. With the conversion of the REIT units, as described previously, the Company will no longer record interest expense on the leaseback arrangement, thus, combined with the debt repayments, the Company anticipates that interest expense in fiscal year 2006 will be substantially lower than that recorded in fiscal years 2005 and 2004.

      For the year ended April 30, 2005, Other, net includes a $4.6 million gain on the conversion of the REIT units to REIT stock, as described above. (See Item
2. Properties and Note 6 to the accompanying consolidated financial statements.) This gain was offset by certain recurring, non-operating expenses. In fiscal year 2004, Other, net expense was $181,000 compared to net income of $277,000 in fiscal year 2003. The variances in this account were impacted primarily by costs and income recorded at the Company's French subsidiary. During fiscal year 2004, this subsidiary incurred certain one-time charges of approximately $100,000 whereas during fiscal year 2003, the same subsidiary realized a gain of approximately $150,000 on the sale of a portion of real property and received a government agency subsidy of approximately $200,000 to support a development activity. In future fiscal years, Other, net will include annual amortization into income of the $1.3 million deferred gain on the 1998 sale of its building. Using the straightline method over the remaining 44 months of the initial leaseback period, the Company will recognize approximately $350,000 of amortized income during fiscal year 2006. The Company anticipates that in future years other items in this category will not be significant to pretax earnings.

      Income Taxes

      The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate for the Company for the year ended April 30, 2005 was 30%, compared to 26% in fiscal year 2004 and a 17% (benefit) in fiscal year 2003. The effective rate is impacted by the income or loss of certain of the Company's European and Asian subsidiaries which are currently not taxed. In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. In fiscal year 2004, the Company reversed certain tax liabilities which had been established in prior years to cover certain tax contingencies. During fiscal year 2004, the Company's income tax returns were examined by the Internal Revenue Service and no changes were required for the years under audit. Accordingly, the tax liabilities established for the audited years are no longer required and the reversal of such tax liabilities were recorded as a tax benefit in fiscal year 2004. In fiscal year 2003, the effective tax rate was impacted by the non-deductibility of goodwill impairment. (See Note 14 to the Consolidated Financial Statements.)

      The Company's European subsidiaries have available net operating loss carryforwards of approximately $2.4 million to offset future taxable income. These loss carryforwards have no expiration date.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's balance sheet continues to reflect a highly liquid position with working capital of $59.7 million at April 30, 2005. Included in working capital at April 30, 2005 is $30.2 million consisting of cash, cash equivalents and short-term investments. The Company's current ratio at April 30, 2005 is 7.1 to 1.

      Net cash provided by operating activities for the year ended April 30, 2005, was $2.5 million compared to cash used in operations of $2.6 million in fiscal year 2004. Cash was generated by collection on accounts receivable offset by growth in inventories and payments against accounts payable. The primary increase in cash is due to the deferment of income taxes due on current year profits until after the end of the fiscal year. In fiscal year 2004, cash was absorbed primarily during the first half of the fiscal year as the Company's European subsidiaries recorded operating losses and the Company made working capital investments in the operations of newly-acquired FEI-Zyfer to enable it to return to profitability. With increasing sales in the second half of fiscal year 2004, the Company realized net inflows of cash but these were not sufficient to overcome the larger outlays in the earlier part of the year. In fiscal year 2003, the Company recorded an $8.8 million net loss which included substantial non-cash charges, such as the writedown of goodwill for $6.2 million and certain adjustments to inventory. Additionally, cash was provided by collections on accounts receivable and reductions of inventory offset by payments against accounts payable and other liabilities.

      Net cash provided by investing activities for the fiscal year ended April 30, 2005, was $3.6 million Approximately $6.1 million was generated by the sale or maturity of certain marketable securities, primarily REIT stock, net of purchases of other marketable securities. The Company also made additional investments in FEI-Zyfer, Satel-FEI and Morion, Inc. which aggregated $970,000 and acquired capital equipment of $1.6 million. Net cash provided by investing activities for the fiscal year ended April 30, 2004, was $529,000. Approximately $4.4 million was generated by the sale or maturity of certain marketable securities, net of purchases. Most of this cash was used to acquire FEI-Zyfer for $2.5 million (excludes $120,000 of acquisition expenses paid in fiscal year
2003) and to provide additional working capital support for this subsidiary as indicated above. (See Note 12 to the accompanying financial statements.) Approximately $1.3 million was used to acquire additional capital equipment. Investing activities in fiscal year 2003 resulted in cash inflow of $506,000 consisting of net transactions in marketable securities of $1.2 million offset by capital expenditures of $834,000. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend less than $2 million on capital equipment during fiscal year 2006. Internally generated cash will be adequate to acquire this capital equipment.

      In fiscal year 2004, the Company established a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments which earn, on average, approximately a 5.5% annual return. Rather than liquidate some of these investments to meet short-term working capital requirements, during fiscal years 2005 and 2004, the Company borrowed $1.5 million and $3.2 million, respectively against the line of credit at fixed and variable interest rates between 2.39% and 4.10%. The Company must annually repay any borrowings under the line of credit on their anniversary date but may also obtain new funding up to the credit limit. In addition, the Company's European subsidiaries have available approximately $3.7 million in bank credit lines to meet short-term cash flow requirements. The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR). During fiscal year 2005, the Company repaid all outstanding debt balances such that, as of April 30, 2005, no amounts were outstanding under any lines of credit.

      Net cash used in financing activities in fiscal year 2005 was $5.3 million. The primary causes for this decline was payment of the Company's semi-annual cash dividend of $1.7 million and payment of $5.3 million against lines of credit offset by additional borrowings of $1.5 million. (See above and Note 7 to the financial statements.) Net cash provided by financing activities in fiscal year 2004 was $1.5 million. The principal source of funds was short-term financing from financial institutions in the amount of $3.4 million. Cash was used to pay the Company's semi-annual cash dividend of $1.7 million and $479,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by the receipt of $252,000 for repayment of a stock loan and the exercise of stock options. Net cash used by financing activities for the year ended April 30, 2003, was $2.7 million and included dividend payments of $1.7 million and long-term liability payments of $741,000. During fiscal year 2003, the Company also acquired 80,000 shares of its common stock for treasury at a cost of $501,000. These outflows were partially offset by proceeds of $111,000 from new borrowings and payments of $67,000 received from the sale of shares of common stock from treasury to satisfy the exercise of stock options granted to certain officers and employees in prior years. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

      The Company will continue to expend resources to develop and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2006, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and commercial communications marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

      Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

      Contractual obligations

      As of April 30, 2005

                                                  Total             Less than                                             More than
        Contractual Obligations               (in thousands)         1 Year       1 to 3 Years        3 to 5 Years         5 Years
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations.                     $     9              $   9          $    0               $   0            $    0
Operating Lease Obligations                       2,034                708           1,326                   0                 0
Deferred Compensation                             7,812*               225             374                 296             6,917
                                                -------              -----          ------               -----            ------
Total                                           $ 9,855              $ 942          $1,700               $ 296            $6,917
                                                =======              =====          ======               =====            ======

      * Deferred Compensation liability (See Note 13 in the accompanying financial statements) reflects payments due to current retirees receiving benefits. The amount of $6,917 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

      As of April 30, 2005, the Company's consolidated backlog amounted to approximately $31 million (see Item 1). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2006.

                                     *******

      The Company's liquidity is adequate to meet its foreseeable operating and investment needs. In addition, with its available cash and marketable securities, the Company is able to continue paying semi-annual dividends, subject to the review and approval of its Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued Statement No. 151 "Inventory Costs." ("FAS 151") This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2007 for the Company. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2007 for the Company. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosure in the Equity-based Compensation disclosure in Note 1 to the accompanying financial statements.

      In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets", ("FAS 153") an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. FAS 153 replaces the exception from fair value measurement in APB 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005; i.e., August 1, 2005 for the Company. The adoption of FAS 153 is not expected to have a material impact on the Company's financial position or result of operations.

OTHER MATTERS

      The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

      During fiscal 2005, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were $16.2 million and $7.3 million, respectively, at April 30, 2005. The investments are carried at fair value with changes in unrealized gains and losses, net of taxes, recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2005, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

      With its investment in Gillam-FEI, FEI-Europe and FEI-Asia, the Company is subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2005, the amount related to foreign currency exchange rates is a $3,957,000 unrealized gain. Note that the value of the Chinese Yuan is "pegged" to the value of the US dollar. Accordingly, no foreign currency gains or losses have been realized or are included in the unrealized gain indicated above. If the Chinese government decides to change its policy and permits the Yuan to "float" against other world currencies, the Company would report the effect in other comprehensive income, as appropriate.

      The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Item 8.   Financial Statements and Supplementary Data



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           --------------------------

The Board of Directors and Shareholders
Frequency Electronics, Inc. and Subsidiaries
Mitchel Field, New York

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the consolidated schedule listed in
Item 15(a)(2) of this Form 10-K for the year ended April 30, 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended April 30, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Holtz Rubenstein Reminick LLP
---------------------------------
Melville, New York
July 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                  ---------------------------------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2004, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the two years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, the Company has changed its method of accounting for its investment in an entity from the cost method to the equity method for all periods presented due to an increase in the ownership of such entity in fiscal 2005.



/s/ PricewaterhouseCoopers LLP
------------------------------
Melville, New York
July 6, 2004, except for Note 10,
as to which the date is September 28, 2004

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2005 and 2004

                                   -----------



         ASSETS:                                        2005            2004
                                                        ----            ----
                                                          (In thousands)
Current assets:
   Cash and cash equivalents                        $  6,701         $  5,699
   Marketable securities                              23,532           25,690
   Accounts receivable, net of allowance for
     doubtful accounts of $172 in 2005
     and $140 in 2004                                 12,728           15,036
   Inventories, net                                   22,948           21,925
   Deferred income taxes                               2,269            2,585
   Income taxes receivable                                 -              242
   Prepaid expenses and other                          1,362            1,658
                                                    --------         --------
        Total current assets                          69,540           72,835
Property, plant and equipment, at cost,
    less accumulated depreciation and amortization     6,770           11,486
Deferred income taxes                                  2,644              593
Goodwill and other intangible assets                     591              616
Cash surrender value of life insurance                 5,838            5,355
Other assets                                           2,991            1,982
                                                    --------         --------
        Total assets                                $ 88,374         $ 92,867
                                                    ========         ========



                                   Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                             April 30, 2005 and 2004

                                   (Continued)

                                   -----------



         LIABILITIES AND STOCKHOLDERS' EQUITY:          2005            2004
                                                        ----            ----
                                                         (In thousands)
Current liabilities:
   Short-term credit obligations                     $     -          $ 3,408
   Accounts payable - trade                            1,896            3,470
   Accrued liabilities                                 3,912            4,106
   Income taxes payable                                3,184                -
   Dividend payable                                      852              843
                                                     -------          -------
         Total current liabilities                     9,844           11,827
Deferred compensation                                  7,812            6,854
Deferred gain and REIT liability                       1,525           10,755
                                                     -------          -------
         Total liabilities                            19,181           29,436
                                                     -------          -------
Minority interest in consolidated subsidiary               -               48
                                                     -------          -------
Commitments and contingencies
Stockholders' equity:
   Preferred stock - authorized 600,000 shares
       of $1.00 par value; no shares issued                -                -
   Common stock - authorized 20,000,000 shares
       of $1.00 par value; issued - 9,163,940 shares   9,164            9,164
   Additional paid-in capital                         45,289           44,442
   Retained earnings                                  12,440            9,104
                                                     -------          -------
                                                      66,893           62,710
   Common stock reacquired and held in treasury -
       at cost (646,709 shares in 2005 and
       738,428 shares in 2004)                        (2,601)          (2,797)
   Other stockholders' equity                              -              (17)
   Accumulated other comprehensive income              4,901            3,487
                                                     -------          -------
         Total stockholders' equity                   69,193           63,383
                                                     -------          -------
   Total liabilities and stockholders' equity        $88,374          $92,867
                                                     =======          =======



   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended April 30, 2005, 2004 and 2003

                                      -----------

                                                2005       2004(a)    2003(a)
                                                ----       -------    -------
                                             (In thousands, except share data)

Net sales                                     $ 55,173  $  50,106   $ 31,527
Cost of sales                                   37,013     34,529     25,681
                                              --------  ---------   --------
          Gross margin                          18,160     15,577      5,846
Selling and administrative expenses             11,719     11,162      7,573
Compensation charges                               876        725          -
Research and development expenses                6,834      5,336      4,605
Goodwill impairment                                  -          -      6,158
                                              --------  ---------   --------
         Operating loss                         (1,269)    (1,646)   (12,490)
Other income (expense):
     Investment income                           3,850      2,321      1,830
     Equity in Morion (a)                          315        158         49
     Interest expense                             (298)      (365)      (283)
     Other, net                                  4,548       (181)       277
                                              --------  ---------   --------
Income (loss) before minority interest and
   provision (benefit) for income taxes          7,146        287    (10,617)
Minority interest in loss of
   consolidated subsidiary                          (1)      (144)       (33)
                                              --------  ---------   --------
Income (loss) before provision (benefit)
   for income taxes                              7,147        431    (10,584)
Provision (benefit) for income taxes             2,110        111     (1,773)
                                              --------  ---------   --------
          Net income (loss)                   $  5,037  $     320  ($  8,811)
                                              ========  =========   ========
Net income (loss) per common share:
     Basic                                      $ 0.59      $ 0.04    ($ 1.06)
                                                ======      ======     ======
     Diluted                                    $ 0.58      $ 0.04    ($ 1.06)
                                                ======      ======     ======
Average shares outstanding:
     Basic                                    8,484,682  8,374,399   8,331,785
                                              =========  =========   =========
     Diluted                                  8,684,758  8,542,575   8,331,785
                                              =========  =========   =========

           (a) Prior period amounts have been restated to reflect the Company's equity income from its investment in Morion, Inc.

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 2005, 2004 and 2003
                        (In thousands, except share data)

                                                                                             Accumulated
                                                                                      Other     other
                                                Additional           Treasury stock   Stock-   compre-
                                  Common Stock   paid in  Retained      (at cost)     holders  hensive
                                Shares    Amount capital  earnings   Shares   Amount  equity income (loss) Total
                                ------    ------ -------  --------   ------   ------  ------  -----------  -----
Balance at May 1, 2002         9,163,940  $9,164  $43,077  $20,939   830,074  ($2,806)  ($116)   $  84    $70,342
----------------------
Exercise of stock options                              29            (11,000)      38                         67
Issuance of stock for Gillam
acquisition                                           447            (35,000)      88                         535
Contribution of stock to                              253            (39,335)     119                         372
401(k) plan
Repurchase of stock for
treasury                                                              80,000     (501)                       (501)
Cash dividend                                               (1,664)                                        (1,664)
Decrease in market value of
     marketable securities                                                                      (1,039)    (1,039)
Foreign currency translation
adjustment                                                                                       2,457      2,457
Net loss (restated)                                         (8,811)                                        (8,811)
Comprehensive loss- 2003       ---------  ------  -------  -------  --------  -------  ------  -------    -------
Balance at April 30, 2003      9,163,940   9,164   43,806   10,464   824,739   (3,062)   (116)   1,502     61,758
-------------------------
Exercise of stock options                              74            (25,300)      79                         153
Stock grant to officer                                236            (20,000)      61                         297
Contribution of stock to
401(k) plan                                           326            (41,011)     125                         451
Repayment of receivable
common stock                                                                               99                  99
Cash dividend                                               (1,680)                                        (1,680)
Increase in market value of
     marketable securities                                                                         991        991
Foreign currency translation
adjustment                                                                                         994        994
Net income (restated)                                          320
                                                                                                              320
Comprehensive income- 2004                                                                                  2,305
                               ---------  ------  -------  -------  --------  -------  ------  -------    -------
Balance at April 30, 2004      9,163,940   9,164   44,442    9,104   738,428   (2,797)    (17)   3,487     63,383
-------------------------
Exercise of stock options                             109            (24,950)      68                         177
Contribution of stock to
401(k) plan                                           300            (30,621)      93                         393
Repayment of receivable                                                                    17                 17
common stock
Cash dividend                                               (1,701)                                        (1,701)
Additional investment in
Morion, Inc.                                          438            (42,448)     101                         539
Repurchase of stock for
treasury                                                               6,300      (66)                        (66)
Increase in market value of
     marketable securities                                                                       1,018      1,018
Foreign currency translation
adjustment                                                                                         396        396
Net income                                                   5,037                                          5,037
Comprehensive income- 2005                                                                                  6,451
                              ---------  ------  -------  -------  --------  -------  ------  -------     -------
Balance at April 30, 2005      9,163,940  $9,164  $45,289  $12,440   646,709  ($2,601)  $   -   $4,901    $69,193
-------------------------      =========  ======  =======  =======   =======  =======   ===== ========    =======

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2005, 2004 and 2003

                                   -----------

                                                    2005       2004       2003
                                                    ----       ----       ----
                                                          (In thousands)
Cash flows from operating activities:
   Net income (loss)                               $5,037     $  320    ($8,811)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
      operating activities:
    Deferred tax (benefit) expense                 (2,610)       411       (123)
    Depreciation and amortization                   2,014      2,098      1,600
    Provision for losses on accounts
      receivable and inventories                      771        710      3,634
    Gain on REIT conversion                        (4,629)         -          -
    Gain on marketable securities and
      other assets, net                            (2,169)      (618)       (67)
    Stock grant to officer                              -        297          -
    Minority interest in loss of
      consolidated subsidiary                          (1)      (144)       (33)
    Equity income from Morion                        (315)      (158)       (49)
    Goodwill impairment                                 -          -      6,158
   Changes in assets and liabilities, exclusive
     of assets and liabilities acquired:
    Accounts receivable                             2,868     (4,149)     4,515
    Inventories                                    (1,526)    (3,035)    (1,115)
    Prepaid and other                                 364       (379)       370
    Other assets                                     (526)      (500)      (549)
    Accounts payable trade                         (1,729)     1,004     (2,209)
    Accrued liabilities                              (118)       200       (823)
    Liability for employee benefit plans            1,655        719        973
    Income taxes                                    3,517        975        (19)
    Other liabilities                                 (67)      (320)    (1,004)
                                                  -------    -------    -------
      Net cash provided by (used in) operating
        activities                                  2,536     (2,569)     2,448
                                                  -------    -------    -------
Cash flows from investing activities:
    Payment for acquisition                          (135)    (2,538)      (120)
    Purchase of minority interest in
      manufacturing partner                          (835)         -          -
    Purchase of marketable securities              (6,393)    (6,053)    (7,378)
    Proceeds from sale or redemption
      of marketable securities                     12,514     10,435      8,598
    Capital expenditures                           (1,640)    (1,343)      (834)
    Other- net                                         72         28        240
                                                  -------   --------   --------
      Net cash provided by investing activities     3,583        529        506
                                                  -------   --------   --------



                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2005, 2004 and 2003
                                   (Continued)

                                   -----------

                                                    2005       2004       2003
                                                    ----       ----       ----
                                                         (In thousands)
Cash flows from financing activities:
   Payment of short-term credit and
      other long-term obligations                  (5,264)      (479)      (741)
   Proceeds from short-term debt                    1,548      3,361        111
   Payment of cash dividend                        (1,692)    (1,671)    (1,664)
   Repurchase of stock for treasury                   (66)         -       (501)
   Repayment of officer loan                           17         99          -
   Exercise of stock options                          177        153         67
                                                 --------   --------  ---------
      Net cash (used in) provided by financing
        activities                                 (5,280)     1,463     (2,728)
                                                 --------   --------  ---------
Net increase (decrease) in cash and cash
  equivalents before effect of exchange
  rate changes                                        839       (577)       226
Effect of exchange rate changes on cash and
   cash equivalents                                   163        324        343
                                                 --------   --------   --------
Net increase (decrease) in cash and cash
  equivalents                                       1,002       (253)       569
Cash and cash equivalents at beginning of year      5,699      5,952      5,383
                                                  -------    -------    -------
Cash and cash equivalents at end of year           $6,701     $5,699     $5,952
                                                   ======     ======     ======
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                  $   303      $ 271    $   264
                                                  =======      =====    =======
        Income taxes                               $1,200      $ 450    $     0
                                                  =======      =====    =======
     Other activities which affect assets or
       liabilities but did not result in
       cash flow during the fiscal years:
      Declaration of cash dividend, not paid       $  852     $  843     $  834
                                                   ======     ======     ======
      Acquired net assets of Zyfer, Inc.
            Accounts receivable                         -    $   894          -
            Inventory                                   -      1,397          -
            Customer Lists                              -        602          -
            Goodwill                               $   83        134          -
            Other current assets                        -         25          -
            Fixed assets                                -        787          -
            Accounts payable                            -       (974)         -
            Accrued expenses                            -        (71)         -
                                                 --------   --------
                                                   $   83     $2,794          -
                                                   ======     ======      =====



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Accounting Policies

Principles of Consolidation:

      The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries. The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 16 for information regarding the Company's Commercial Communications (which includes the subsidiaries FEI Communications, Inc., FEI-Europe, GmbH and FEI-Asia, Inc.), Gillam-FEI, U.S. Government (subsidiary FEI-Government Systems, Inc.) and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

      These financial statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Change in Accounting:

      Prior period financial statements have been restated to reflect the Company's change in accounting from the cost method to the equity method for its investment in Morion, Inc. (See Note 10.)

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

Marketable Securities:

      Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. Substantially all marketable securities at April 30, 2005 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

Allowance for Doubtful Accounts:

      Losses from uncollectible accounts receivable are provided for by utilizing the allowance for doubtful accounts method based upon management's estimate of uncollectible accounts. Management specifically analyzes accounts receivable and the potential for bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

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

Foreign Currency Adjustments

      The local currency is the functional currency of each of the Company's non-US subsidiaries. No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange. The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. The balance sheets of foreign subsidiaries, except for equity accounts, are translated into US dollars at the rates of exchange in effect on the date of the balance sheet. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Equity-based Compensation:

      The Company applies the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

    The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                          (in thousands, except per share data)
                                              2005         2004       2003
                                              ----         ----       ----
      Net Income (Loss), as reported         $5,037        $320     ($8,811)
      Cost of stock options, net of taxes      (525)       (707)       (752)
                                             ------        ----      ------
      Net Income (Loss)- pro forma           $4,512       ($387)    ($9,563)
                                             ======        ====      ======

      Income (Loss) per share, as reported:
        Basic                                 $0.59       $0.04      ($1.06)
                                              =====       =====       =====
        Diluted                               $0.58       $0.04      ($1.06)
                                              =====       =====       =====
      Income (Loss) per share- pro forma
        Basic                                 $0.53      ($0.05)     ($1.15)
                                              =====       =====       =====
        Diluted                               $0.52      ($0.05)     ($1.15)
                                              =====       =====       =====

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2005, 2004 and 2003; dividend yield of 1.10%, 1.8% and 2.4%; expected volatility of 59%, 63% and 63%; risk free interest rate of 3.9%, 3.6% and 4.1%; and expected lives of six and one-half years, respectively.

New Accounting Pronouncements:

      In November 2004, the FASB issued Statement No. 151 "Inventory Costs." ("FAS 151") This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2007 for the Company. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2007 for the Company. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosure in the Equity-based Compensation disclosure in Note 1.

      In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets", ("FAS 153") an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. FAS 153 replaces the exception from fair value measurement in APB 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005; i.e., August 1, 2005 for the

Company. The adoption of FAS 153 is not expected to have a material impact on the Company's financial position or result of operations.

2.    Accounts Receivable

      Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,138,000 at April 30, 2005 and $2,428,000 at April 30, 2004. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

3.    Earnings Per Share

      Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                     Years ended April 30,
                                             ---------------------------------
                                                2005        2004        2003
                                                ----        ----        ----
   Basic EPS Shares outstanding
     (weighted average)                      8,484,682   8,374,399   8,331,785
   Effect of Dilutive Securities               200,076     168,176         ***
                                             ---------   ---------   ---------
   Diluted EPS Shares outstanding            8,684,758   8,542,575   8,331,785
                                             =========   =========   =========

      *** Dilutive securities are excluded for the year ended April 30, 2003 since the inclusion of such shares would be antidilutive due to the net loss for the year then ended.

      Options to purchase 505,550, 471,750 and 677,362 shares of common stock were outstanding during the years ended April 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

4.    Inventories

      Inventories, which are reported net of reserves of $4,289,000 and $3,495,000 at April 30, 2005 and 2004, respectively, consisted of the following (in thousands):

                                                         2005           2004
                                                         ----           ----
              Raw Materials and Component Parts       $ 10,353       $  8,608
              Work in Progress and Finished Goods       12,595         13,317
                                                      --------       --------
                                                      $ 22,948       $ 21,925
                                                      ========       ========

5.    Marketable Securities

      Marketable securities at April 30, 2005 and 2004 are summarized as follows (in thousands):

                                                       April 30, 2005
                                          -----------------------------------
                                                                    Unrealized
                                                        Market       Holding
                                             Cost        Value     (Loss) Gain
                                             ----        -----     -----------
           Fixed income securities        $ 16,627    $ 16,221     $  (406)
           Equity securities                 5,331       7,311       1,980
                                          --------    --------     -------
                                          $ 21,958    $ 23,532     $ 1,574
                                          ========    ========     =======

                                                       April 30, 2004
                                          -----------------------------------
                                                                    Unrealized
                                                        Market       Holding
                                             Cost        Value     (Loss) Gain
                                             ----        -----     -----------
           REIT units                     $ 12,000    $ 12,000      $     -
           Fixed income securities          13,767      13,672          (95)
           Equity securities                    46          18          (28)
                                          --------    --------      -------
                                          $ 25,813    $ 25,690     ($   123)
                                          ========    ========      =======

      See Note 6 for discussion of the disposition of the REIT units.

      Maturities of fixed income securities classified as available-for-sale at April 30, 2005 are as follows (in thousands):

                    Current                                  $   993
                    Due after one year through five years      6,581
                    Due after five years through ten years     9,053
                                                           ---------
                                                             $16,627
                                                             =======

      During fiscal year 2005, the decline in market value of certain fixed income securities was deemed to be other than temporary. Accordingly, during that fiscal year, the Company charged $20,000 against investment income to record the impairment in value of these securities.

6.    Property, Plant and Equipment

      Property, plant and equipment at April 30, 2005 and 2004, consists of the following (in thousands):

                                                        2005           2004
                                                        ----           ----
           Buildings and building improvements        $  4,185        $12,726
           Machinery, equipment and furniture           31,351         29,377
                                                      --------       --------
                                                        35,536         42,103
           Less, accumulated depreciation               28,766         30,617
                                                      --------       --------
                                                      $  6,770        $11,486
                                                      ========        =======

      Depreciation expense for the years ended April 30, 2005, 2004 and 2003 was $1,908,000, $1,969,000 and $1,600,000, respectively.

      Maintenance and repairs charged to operations for the years ended April 30, 2005, 2004 and 2003 was approximately $585,000, $437,000 and $242,000 respectively.

      In January 1998, the Company sold the Long Island New York building that it occupies to Reckson Associates Realty Corp., a real estate investment trust ("REIT") whose shares are traded on the New York Stock Exchange. The sale involved a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. ("REIT units") which were valued at closing at $12 million. Each REIT unit was convertible into one share of the common stock of the REIT.

      The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building was considered a financing and the REIT units received were reflected as a noncurrent liability ($10,534,000 at April 30, 2004) while the related building continued to be reflected as an asset. In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT. Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain. The deferred gain will be recognized into income over the remaining term of the initial leaseback period. As a result of the conversion of the REIT units, both the building and the noncurrent liability were removed from the balance sheet of the Company. Prior to conversion of the REIT units, the Company's annual rental payment of $400,000 was characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance was considered repayment of principal. During the years ended April 30, 2005, 2004 and 2003, the Company charged $80,000, $114,000 and $132,000, respectively, to interest expense under the financing agreement.

      The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges. In addition, the Company's subsidiaries in China and California lease their office and manufacturing facilities. The lease for the FEI-Asia facility is for a one-year term with rent of $13,892 payable quarterly. The lease for the FEI-Zyfer facility is for a two year term at a rate of $21,012 per month, terminable with six months written notice.

      Future minimum lease payments required by the leases are as follows (in thousands):

             Years ending
              April 30,
              ---------
                  2006                       $  708
                  2007                          654
                  2008                          405
                  2009                          267
                                            -------
                                             $2,034
                                             ======

7.    Debt Obligations
      ----------------

      The Company has a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments. During the 2005 fiscal year, the Company had additional net borrowings of $500,000 but repaid the outstanding balance of $3.3 million before the end of the fiscal year. During the year, advances against the line of credit bore interest at fixed and variable interest rates between 2.61% and 4.10%.

      The Company's European subsidiaries have available approximately 2.9 million Euros (approximately $3.7 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements. As of April 30, 2005, no amount was outstanding under such lines of credit compared to $634,000 outstanding on April 30, 2004. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2005 and 2004, the rate was 2.096% and 2.056%, respectively, based on the 1 month EURIBOR.

      All remaining debt that was scheduled to mature has been repaid in full at April 30, 2005.

8.    Accrued Liabilities
      -------------------

      Accrued liabilities at April 30, 2005 and 2004 consist of the following (in thousands):

                                                         2005         2004
                                                         ----         ----
           Other compensation including payroll taxes   $2,202       $2,062
           Payment due for investment in affiliated
           companies                                        83          666(A)
           Due customers                                   506          222
           Vacation accrual                                552          476
           Other                                           569          680
                                                        ------       ------
                                                        $3,912       $4,106
                                                        ======       ======

(A) In April 2004, the Company increased its investment in Morion, Inc. ("Morion"), a Russian producer of low cost, high precision quartz resonators and crystal oscillators. Settlement of the additional investment did not occur until after the fiscal year end.

9.    Notes Receivable - Common Stock

      In October 1994, certain officers and employees acquired an aggregate of 375,000 shares of the Company's common stock in the open market. The purchase price of these shares of approximately $822,000 was financed by advances from the Company to such officers and employees. The notes, collateralized by the shares of common stock purchased, accrued interest at 1/2% above prime (5.25% at April 30, 2005) which was payable and adjusted annually. The principal was originally due in its entirety at the earlier of termination of employment or October 1999 but was extended until October 2004 for certain officers. Repayments were received during fiscal years 2005 and 2004 for $16,500 and $99,000, respectively. No payments were received during fiscal year 2003. All outstanding balances have been repaid in full as of April 30, 2005.

10.   Investment in Morion, Inc.

      On September 28, 2004, the Company increased its investment in Morion from 19.8% to 36% of the privately-held Russian company's outstanding shares. The acquisition was accomplished by a cash payment and the issuance of 42,448 shares of the Company's common stock.

      As a result of the increased ownership of Morion, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. The effect of the change in accounting method for the fiscal year ended April 30, 2005, was to increase income before provision for income taxes and net income by $315,000 ($0.04 per diluted share). The financial statements for the prior fiscal years have been restated for the change in accounting method. For the fiscal year ended April 30, 2004, income before income taxes and net income were increased by $158,000 ($0.02 per share). For the fiscal year ended April 30, 2003, the loss before income taxes and the net loss were reduced by $49,000 ($0.01 per share). Retained earnings as of the beginning of fiscal year 2005 have been increased by $207,000 for the effect of retroactive application of the equity method.

      At April 30, 2005, 2004, and 2003, the Company's share of the underlying net assets of Morion exceeded the investment by $549,000, $249,000 and $52,000, respectively. The excess relates to certain property, plant and equipment and is being amortized into income by increasing the Company's share of Morion's net income. The Company uses the straightline method to amortize the excess over the remaining useful lives of the property, plant and equipment.

      During the fiscal years ended April 30, 2005, 2004 and 2003, the Company acquired product from Morion in the aggregate amount of approximately $606,000, $730,000 and $350,000, respectively. During the fiscal years ended April 30, 2005, 2004 and 2003, the Company sold product to Morion in the aggregate amount of approximately $181,000, $181,000 and $9,000, respectively.

11.   Acquisition of Gillam-FEI.

      During fiscal year 2001, using a combination of cash and FEI's common stock, the Company acquired Gillam-FEI, a Belgian-based company which also owns a French company. Under terms of the purchase agreement, the market value of FEI's stock was measured on July 25, 2002, and required that an additional 35,000 shares of FEI stock be issued to certain former shareholders of Gillam-FEI during fiscal year 2003.

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

12.   Acquisition of Zyfer, Inc.

      On May 9, 2003, the Company acquired the business and net assets of Zyfer, Inc., a wholly-owned subsidiary of Odetics, Inc., in a cash transaction. (Note-Subsequent to this transaction, Odetics changed its corporate name to Iteris, Inc.) The business of the new subsidiary, FEI-Zyfer, Inc., is the design and manufacture of products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.

      The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company is required to make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieves certain revenue levels in those years. The contingent payments are based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. Based on FEI-Zyfer's performance, with sales of $8.8 million and $6.5 million during fiscal years 2005 and 2004, respectively, the Company will pay an additional $217,000 to Iteris, Inc.

      The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price has been allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, has been allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over the next 4 years. Amortization expense for the years ended April 30, 2005 and 2004 was approximately $106,000 and $127,000, respectively. For the next three fiscal years ending April 30, 2008, amortization expense will decline from approximately $78,000 to $48,000, followed by a "balloon" writeoff of the customer list balance, expected to be $186,000, for the year ending April 30, 2009. As of April 30, 2005, the Company also recorded goodwill in the amount of approximately $217,000 based on the contingent payments described above.

13.   Employee Benefit Plans

Profit Sharing Plan:

      The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2005, 2004 and 2003, the Company contributed 30,621, 41,011 and 39,335 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $393,000 in fiscal year 2005, $451,000 in fiscal year 2004 and $372,000 in fiscal year 2003.

Income Incentive Pool:

      The Company maintains incentive bonus programs for certain employees which are based on operating profits of the Company. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on pre-tax profits. The Company charged $626,000 and $315,000 to operations under these plans for the fiscal years ended April 30, 2005 and 2004, respectively. For fiscal year 2003, no amount for bonuses was recorded in selling and administrative expenses due to the lack of earnings.

Independent Contractor Stock Option Plan:

      The Company has an Independent Contractor Stock Option Plan under which up to 350,000 shares may be granted. An Independent Contractor Stock Option Committee determines to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Options were granted in prior fiscal years to certain independent contractors at a price equal to the then fair market value of the Company's common stock. The options were exercisable over specified periods per terms of the individual agreements. In fiscal year 2005, the Company granted 30,000 shares to a new member of the Company's Board of Directors. One-third of the options may be exercised one year after the grant date; two-thirds, two years after the grant date and all of the options, three years after the grant date. The exercise price of the grant is at the then fair market value of the Company's common stock, consequently, no compensation expense is recognized because the Company may apply the intrinsic value method for a director of the Company under the provisions of APB 25. No compensation expense was recorded during the years ended April 30, 2005, 2004 and 2003 as no other grants were made in those years and previous grants have been fully expensed.

      Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                                 2005                           2004                            2003
                                        --------------------         ---------------------           --------------------
                                                     Wtd Avg                        Wtd Avg                       Wtd Avg
                                         Shares       Price          Shares         Price             Shares       Price
                                         ------       -----          ------         -----             ------       -----
Outstanding at beginning of year        111,050      $15.49         114,350        $15.31            114,350      $15.31
Granted                                  30,000      $14.76               -            -                   -
Exercised                                     -        -             (3,300)        $9.25                  -
                                        -------                     -------                          -------
Outstanding at end of year              141,050      $15.33         111,050        $15.49            114,350      $15.31
                                        =======                     =======                         ========
Exercisable at end of year              111,050      $15.49         111,050        $15.49            111,350      $15.29
                                        =======                     =======                          =======
Available for grant at end of year      189,500                     219,500                          219,500
                                        =======                     =======                          =======
Weighted average fair value
of options granted during the year       $ 7.81                     $     -                          $     -
                                         ======                     =======                          =======

Employee Stock Option Plans:

      The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans, options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2005, eligible employees had been granted options to purchase 1,143,500 shares of Company stock under ISO plans of which approximately 365,000 options are outstanding and approximately 150,000 are exercisable. Through April 30, 2005, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 745,000 are both outstanding and exercisable (see tables below).

      The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.

      Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                                 2005                           2004                            2003
                                        --------------------          ----------------------          --------------------
                                                     Wtd Avg                         Wtd Avg                       Wtd Avg
                                         Shares       Price            Shares         Price             Shares       Price
                                         ------       -----            ------         -----             ------       -----
Outstanding at beginning of year        1,081,437     $11.00          1,031,062      $12.63            969,062      $13.14
Granted                                    59,500     $14.40            128,500       $9.13             83,500       $6.62
Exercised                                 (24,950)     $7.06            (22,000)      $5.58             (3,500)      $7.27
Expired or canceled                        (6,000)     $8.80            (56,125)      $5.86            (18,000)     $12.91
                                        ----------                    ----------                     ----------
Outstanding at end of year              1,109,987     $11.26          1,081,437      $11.00          1,031,062      $12.63
                                        =========                     =========                      =========
Exercisable at end of year                895,587     $11.46            760,312      $11.07            665,562      $11.64
                                          =======                       =======                        =======
Available for grant at end of year         11,500                        71,000                        278,000
                                           ======                        ======                        =======
Weighted average fair value
of options granted during the year          $7.60                         $5.57                          $4.03
                                            =====                         =====                          =====

      The following table summarizes information about stock options outstanding at April 30, 2005:

                                             Options Outstanding                                Options Exercisable
                              --------------------------------------------------           ------------------------------
                                                   Weighted
                                                    Average           Weighted                                   Weighted
                                Number             Remaining           Average               Number               Average
Actual Range of               Outstanding         Contractual         Exercise             Exercisable           Exercise
Exercise Prices               at 4/30/05             Life               Price              at 4/30/05              Price
---------------               ----------             ----               -----              ----------              -----
$4.375 - 9.575                   502,300              5.4              $ 7.60                 375,275            $ 7.32
10.167 - 16.625                  525,687              5.5               12.80                 438,312             12.69
     23.75                        82,000              5.3               23.75                  82,000             23.75

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

                                                            2005                         2004                            2003
                                                  ----------------------         -------------------            --------------------
                                                                 Wtd Avg                      Wtd Avg                        Wtd Avg
                                                     Shares       Price          Shares        Price             Shares       Price
                                                     ------       -----          ------        -----             ------       -----
Outstanding at beginning of year                     22,500       $4.00          22,500        $4.00             30,000       $4.00
Granted                                                   -           -               -            -                  -           -
Expired                                                   -           -               -            -                  -           -
Exercised                                                 -           -               -            -             (7,500)      $4.00
                                                     ------       -----          ------        -----             -------      -----
Outstanding at end of year                           22,500       $4.00          22,500        $4.00             22,500       $4.00
                                                     ======                      ======                          ======
Exercisable at end of year                           22,500       $4.00          22,500        $4.00             22,500       $4.00
                                                     ======                      ======                          ======
Balance of shares available for
       grant at end of year                          98,250                      98,250                          98,250
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

Employee Stock Ownership Plan/Stock Bonus Plan:

      During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan ("ESOP"). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 582,053 shares remain in the ESOP.

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

      Deferred compensation expense charged to operations during the years ended April 30, 2005, 2004 and 2003 was approximately $1,266,000, $371,000 and
$602,000, respectively. During fiscal year 2005, the Company recorded a change in accounting estimate in the amount of $327,000 to reflect the use of updated actuarial mortality tables to determine its deferred compensation liability.

14.   Income Taxes
      ------------

      The income (loss) before provision (benefit) for income taxes consisted of (in thousands):

                                                                                           Year Ended April 30,
                                                                                           --------------------
                                                                               2005                2004               2003
                                                                               ----                ----               ----
                     U.S.                                                      $6,977              $  466          ($  3,680)
                     Foreign                                                      170                 (35)(a)         (6,904)(a)
                                                                               ------              ------          ---------
                                                                               $7,147              $  431           ($10,584)
                                                                               ======              ======            =======

                 (a) Prior period amounts have been restated to reflect the
                     Company's equity income from its investment in Morion, Inc.

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                 2005                2004               2003
                                                                                 ----                ----               ----
           Current:
                Federal                                                        $4,200              ($ 300)          ($ 1,650)
                Foreign                                                            70                   -                  -
                State                                                             450                   -                  -
                                                                               ------              ------          ---------
                     Current benefit                                            4,720                (300)            (1,650)
                                                                               ------              ------          ---------
           Deferred
                Federal                                                        (2,250)                  -               (352)
                Foreign                                                            40                  95               (171)
                State                                                            (400)                  -               (200)
                Valuation allowance- foreign                                        -                 316                600
                                                                               ------              ------          ---------
                     Deferred provision (benefit)                              (2,610)                411               (123)
                                                                               ------              ------          ---------
             Total provision (benefit)                                        $ 2,110               $ 111           ($ 1,773)
                                                                              =======               =====            =======

      The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                                                                 2005                2004               2003
                                                                                 ----                ----               ----
    Computed "expected" tax (benefit) expense                                  $2,430               $ 147            ($3,599)
    State and local tax, net of federal benefit                                   297                   -               (139)
    Nontaxable income from foreign subsidiaries                                   (61)                (50)               (11)
    Valuation allowance on foreign deferred taxes                                   -                 316                600
    Nondeductible losses at foreign subsidiaries                                    -                 218                135
    Nondeductible goodwill impairment                                               -                   -              2,094
    Nondeductible expenses                                                        159                 121                164
    Nontaxable life insurance cash value increase                                 (96)               (103)               (51)
    Reversal of tax liabilities                                                     -                (400)                 -
    Tax credits                                                                  (549)               (144)              (784)
    Other items, net, none of which individually
        exceeds 5% of federal taxes at statutory rates                            (70)                  6               (182)
                                                                               ------              ------          ---------
                                                                               $2,110               $ 111            ($1,773)
                                                                               ======               =====             ======

      The components of deferred taxes are as follows (in thousands):

                                                           2005          2004
                                                           ----          ----
       Deferred tax assets:
              Employee benefits                           $4,012        $3,465
              Inventory                                    1,550         1,200
              Accounts receivable                            100           100
              Marketable securities                          170            49
              Credit and loss carryforwards                    -           400
              Research & development                         430           436
              Other liabilities                                8             7
              Foreign net operating loss carryforwards       430           594
              Miscellaneous                                  118           308
                                                        --------      --------
              Total deferred tax asset                     6,818         6,559
                                                        --------      --------
         Deferred tax liabilities:
              Property, plant and equipment                  838         2,388
                                                        --------      --------
         Net deferred tax asset                            5,980         4,171
         Valuation allowance                              (1,067)         (993)
                                                        --------      --------
                                                          $4,913        $3,178
                                                        ========      ========

       At April 30, 2005, the Company has available approximately $2.4 million in net operating losses available to offset future income of certain of its foreign subsidiaries. The Company's valuation allowance was increased by $393,000 in fiscal year 2004 to reflect the fact that the potential benefit arising from losses of a foreign subsidiary is not likely to be realized. The total valuation allowance relates to deferred tax assets of foreign subsidiaries.

15.   Product Warranties

      The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. Changes in the carrying amount of accrued product warranty costs are as follows (in thousands):

                                                    Year Ended April 30,
                                                    --------------------
                                             2005            2004           2003
                                             ----            ----           ----
       Balance at beginning of year          $400            $300          $300
       Warranty costs incurred               (319)           (280)         (900)
       Product warranty accrual               119             380           900
                                            -----           -----         -----
       Balance at end of year                $200            $400          $300
                                            =====           =====         =====

      The higher than expected warranty expense level in fiscal year 2003 was primarily related to a unique manufacturing defect in one of the Company's products which occurred over a limited period of time. The defect was identified and corrected and, as of April 30, 2005, the Company had substantially completed the warranty rework related to this product.

16.   Segment Information

    The Company operates under four reportable segments:
       (1) Commercial Communications - consists principally of time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations.
       (2) U.S. Government - consists of time and frequency control products used for national defense or space-related programs.
       (3) Gillam-FEI - the Company's Belgian subsidiary primarily sells wireline synchronization and network monitoring systems.
       (4) FEI-Zyfer - the products of the Company's subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

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

      The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

                                              2005        2004        2003
                                              ----        ----        ----

 Net sales:
    Commercial Communications              $31,464      $28,235     $15,051
    U.S. Government                          5,603        7,053       8,906
    Gillam-FEI                              12,599**     12,197**     8,137
    FEI-Zyfer                                8,803        6,560           -
    less intersegment sales                 (3,296)**    (3,939)**     (567)
                                           -------      -------     -------
    Consolidated Sales                     $55,173      $50,106     $31,527
                                           =======      =======     =======
 Operating (loss) profit:
    Commercial Communications              $   968**   ($ 1,093)** ($ 7,123)
    U.S. Government                         (1,584)         656       1,887
    Gillam-FEI                                 200**        353**    (6,972)
    FEI-Zyfer                                  292       (1,059)          -
    Corporate                               (1,145)        (503)       (282)
                                           -------      -------     -------
    Consolidated Operating (Loss) Profit  ($ 1,269)    ($ 1,646)   $(12,490)
                                           =======      =======    ========

 ** For the fiscal years ended April 30, 2005 and 2004, includes Gillam-FEI intersegment sales of $2.4 million and $3.5 million, respectively, to the Commercial Communications segment for development of a wireline synchronization product for ultimate production and sale in the U.S. These amounts were recorded as research and development expense of the Commercial Communications segment, resulting in lower operating profit in fiscal year 2005 and an operating loss in fiscal year 2004 at that segment and operating profits in the Gillam-FEI segment in each of those fiscal years.

                                              2005        2004        2003
                                              ----        ----        ----

 Identifiable assets:
    Commercial Communications              $26,261      $22,988     $14,733
    U.S. Government                          6,245        5,189       6,147
    Gillam-FEI                              13,877       14,904      12,305
    FEI-Zyfer                                4,796        5,541           -
    less intersegment balances              (9,892)      (5,673)       (964)
    Corporate                               47,087       49,918      53,557
                                           -------      -------     -------
 Consolidated Identifiable Assets          $88,374      $92,867     $85,778
                                           =======      =======     =======
 Depreciation and amortization (allocated):
    Commercial Communications               $1,105       $1,100     $   930
    U.S. Government                            220          267         327
    Gillam-FEI                                 244          307         324
    FEI-Zyfer                                  426          405           -
    Corporate                                   19           19          19
                                           -------      -------     -------
    Consolidated Depreciation Expense       $2,014       $2,098      $1,600
                                           =======      =======      ======

 Major Customers

      In fiscal year 2005, sales to two customers of the Commercial Communications segment aggregated $22.0 million or 70% of that segment's total sales. These customers accounted for 28% and 12%, respectively, of the Company's consolidated sales for the year. In the U.S. Government segment, sales to four customers aggregated $4.9 million or 87% of that segment's revenues in fiscal year 2005. In the Gillam-FEI segment, sales to two customers aggregated $6.0 million or 59% of that segment's revenues (exclusive of the $2.4 million intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.9 million or 21% of that segment's sales. None of the customers in the U.S. Government, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

      In fiscal year 2004, sales to two customers of the Commercial Communications segment aggregated $21.6 million or 76% of that segment's total sales. These customers accounted for 32% and 11%, respectively, of the Company's consolidated sales for the year. In the U.S. Government segment, sales to three customers aggregated $5.8 million or 82% of that segment's revenues in fiscal year 2004. In the Gillam-FEI segment, sales to two customers aggregated $2.7 million or 31% of that segment's revenues (exclusive of the $3.5 million intersegment sale). In the FEI-Zyfer segment, one customer accounted for $1.2 million or 19% of that segment's sales. None of the customers in the U.S. Government, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

 Foreign Sales

      Revenues in the Commercial Communications and Gillam-FEI segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

                                         (in thousands)
                                   2005      2004       2003
                                   ----      ----       ----
                  China         $11,422    $14,141  $  1,814
                  Belgium         5,171      3,876     3,514
                  France          4,412      3,987     2,483
                  Brazil          1,051      1,021         -
                  Canada          1,021      1,046         -
                  Other           4,334      3,221     4,324
                              ---------  --------- ---------
                                $27,411    $27,292   $12,135
                                =======    =======   =======

17.   Interim Results (Unaudited)

      As indicated in Note 10 to the financial statements, in September 2004, the Company increased its investment in Morion from 19.8% to 36%. As a result, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. The financial statements for the fiscal periods preceding the change in accounting method have been restated as indicated below.

      Quarterly results for fiscal years 2005 and 2004 are as follows:

                                           (in thousands, except per share data)
                                                       2005 Quarter
                                     -------------------------------------------
                                          1st       2nd        3rd       4th
                                          ---       ---        ---       ---
 Net sales                            $17,683    $14,362   $11,222    $11,906
 Gross margin                           5,778      5,259     3,693      3,430
 Net income (loss), as reported           977        854      (368)     3,520
 Restated Equity in Morion                 54
                                       ------
 Net income (loss), restated            1,031
 *Earnings (loss) per share
            Basic                       $0.12      $0.10    ($0.04)     $0.41
            Diluted                     $0.12      $0.10    ($0.04)     $0.41

      During the fourth quarter of fiscal year 2005, the Company recorded additional deferred compensation expense of $327,000 to reflect a change in accounting estimate based on updated life expectancy tables for its deferred compensation program.

      *Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

                                           (in thousands, except per share data)
                                                       2004 Quarter
                                     -------------------------------------------
                                          1st       2nd        3rd       4th
                                          ---       ---        ---       ---

 Net sales                             $8,754    $10,025   $14,052    $17,275
 Gross margin                           2,567      3,320     4,773      4,917
 Net income (loss), as reported          (742)      (234)      333        805
 Restated Equity in Morion                 16         21        31         90
                                        -----      -----      ----     ------
 Net income (loss), restated             (726)      (213)      364        895
 *Earnings (loss) per share
            Basic                      ($0.09)    ($0.03)    $0.04       $0.11
            Diluted                    ($0.09)    ($0.03)    $0.04       $0.10

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

        Column A          Column B          Column C        Column D    Column E
        --------          --------          --------        --------    --------
                                            Additions
                                            ---------
       Description        Balance      Charged    Charged
                             at       to costs   to other             Balance at
                          beginning      and     accounts- Deductions   end of
                          of period   expenses   describe   -describe   period
                          ---------   --------   --------   ---------   ------
Year ended April 30, 2005
-------------------------
   Allowance for doubtful
   accounts                  $140       $ 45         -         13(a)      $172
   Inventory reserves      $3,495       $726       $68(c,d)     -       $4,289
Year ended April 30, 2004
-------------------------
   Allowance for doubtful
   accounts                  $124       $ 16                    -         $140
   Inventory reserves      $3,598       $694       $28(c)    $825(b)    $3,495
Year ended April 30, 2003
-------------------------
   Allowance for doubtful
   accounts                  $124          -                    -         $124
   Inventory reserves      $2,941     $3,634       $35(c)  $3,012(b)    $3,598


(a) Accounts written off
(b) Inventory disposed or written off
(c) Foreign currency translation adjustments
(d) Includes $30 reclassification of other liabilities to inventory reserves

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

      Item 9A Controls and Procedures

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

      Item 9B Other Information

         NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Company

      The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company's code of ethics is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 29, 2005. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 29, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 29, 2005.

Item 13.  Certain Relationships and Related Transactions

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 29, 2005.

Item 14.  Principal Accountant Fees and Services

      This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 29, 2005.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     Index to Financial Statements, Financial Statement Schedule and Exhibits

        The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

        (1) FINANCIAL STATEMENTS

          Included in Part II of this report:
                                                                         Page(s)
                                                                         -------

            Reports of Independent Registered Public Accounting Firms      26-27

            Consolidated Balance Sheets
               April 30, 2005 and 2004                                     28-29

            Consolidated Statements of Operations
               -years ended April 30, 2005, 2004 and 2003                   30

            Consolidated Statements of Changes in Stockholders' Equity
               - years ended April 30, 2005, 2004 and 2003                  31

            Consolidated Statements of Cash Flows
               - years ended April 30, 2005, 2004 and 2003                 32-33

            Notes to Consolidated Financial Statements                     34-49

        (2) FINANCIAL STATEMENT SCHEDULE

          Included in Part II of this report:

            Schedule II - Valuation and Qualifying Accounts                 50

            Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

        (3) EXHIBITS

            Exhibit 23.1 Consents of Independent Registered Public
                         Accounting Firms                                   57

            Exhibit 31.1 Certification   of  the  Chief  Executive
                         Officer pursuant to Section 302 of the
                         Sarbanes-Oxley  Act of 2002                        58

            Exhibit 31.2 Certification   of  the  Chief  Financial
                         Officer pursuant to Section 302 of the
                         Sarbanes-Oxley  Act of 2002                        59

            Exhibit 32.1 Certification of the Chief Executive
                         Officer pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002                         60

            Exhibit 32.2 Certification of the Chief Financial
                         Officer pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002                         61

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

                                                  FREQUENCY ELECTRONICS, INC.


                                                      By   /s/ Martin B. Bloch
                                                         -----------------------
                                                         Martin B. Bloch
                                                         President and CEO



                                                      By:  /s/ Alan L. Miller
                                                         -----------------------
                                                         Alan L. Miller
                                                         Chief Financial Officer
                                                         and Controller

   Dated:  July 28, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                             Title                    Date

      /s/ Joseph P. Franklin               Chairman of the Board       7/28/05
      ----------------------

      Joseph P. Franklin

      /s/ Joel Girsky                      Director                    7/28/05
      ---------------------
        Joel Girsky

      /s/ E. Donald Shapiro                Director                    7/28/05
      ---------------------
       E. Donald Shapiro

      /s/ S. Robert Foley                  Director                   7/28/05
      ---------------------
        S. Robert Foley

      /s/ Richard Schwartz                 Director                   7/28/05
      ---------------------
       Richard Schwartz

      /s/ Martin B. Bloch                  President and CEO          7/28/05
      ---------------------                (Principal Executive
         Martin B. Bloch                   Officer)


      /s/ Alan L. Miller                   Chief Financial Officer    7/28/05
      ---------------------                and Controller
        Alan L. Miller                     (Principal Financial
                                           Officer)

                                INDEX TO EXHIBITS

                                  ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K                   Description of Exhibit                    NOTE
--------------  ---------------------------------------------------        ----

     3.1        Copy of Certificate of Incorporation of the Registrant
                filed with the Secretary of State of Delaware                (1)

     3.2        Amendment to Certificate of Incorporation of the
                Registrant filed with the Secretary of State
                of Delaware on March 27, 1981                                (2)

     3.3 Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on
                October 26, 1984                                             (6)

     3.4 Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on
                October 22, 1986                                             (8)

     3.5 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on
                October 26, 1987                                            (10)

     3.6 Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989 (10)

     3.7        Copy of By-Laws of the Registrant, as amended to date (3)

     4.1        Specimen of Common Stock certificate                         (1)

    10.1        Registrant's 1997 Independent Contractor Stock Option Plan  (11)

    10.2        Stock Bonus Plan of Registrant and Trust Agreement
                thereunder                                                   (4)

    10.3        Employment agreement between Registrant and Martin B. Bloch  (4)

    10.4        Employment agreement between Registrant and Abraham Lazar    (4)

    10.5        Employment agreement between Registrant and John C. Ho       (4)

    10.6        Employment agreement between Registrant and Marvin Meirs     (4)

    10.7        Employment agreement between Registrant and Alfred Vulcan    (4)

    10.8        Employment agreement between Registrant and Harry Newman     (4)

    10.9        Employment agreement between Registrant and Marcus Hechler   (4)

    10.10       Employment agreement between Registrant and Charles Stone    (9)

    10.11       Employment agreement between Registrant and Jerry Bloch      (9)

Exhibit No. in
this Form 10-K                   Description of Exhibit                  NOTE
--------------  -----------------------------------------------          ----

    10.12       Contribution Agreement between Registrant and Reckson
                Operating Partnership L.P. dated January 6, 1998            (12)

    10.13       Lease agreement between Registrant and Reckson Operating
                Partnership, L.P. dated January 6, 1998                     (12)

    10.14       Plea Agreement, Civil Settlement and Related Documents
                dated June 19, 1998                                         (12)

    10.15       Registrant's 1984 Incentive Stock Option Plan                (6)

    10.16       Registrant's Cash or Deferral Profit Sharing Plan and
                Trust under Internal Revenue Code Section 401,
                dated April 1, 1985                                          (7)

    10.17       Amendment dated April 19, 1981 to Stock Bonus Plan
                of Registrant and Trust Agreement                            (3)

    10.18       Amendment Restated Effective as of May 1, 1984 of the
                Stock Bonus Plan and Trust Agreement of Registrant           (7)

    10.19       Amendment Restated Effective as of May 1, 1984 of the
                Stock Bonus Plan and Trust Agreement of Registrant           (8)

    10.20       Form of stock escrow agreement between Vincenti &
                Schickler as escrow agent and certain officers of
                Registrant                                                   (4)

    10.21       Form of Agreement concerning Executive Compensation          (2)

    10.22       Registrant's 1987 Incentive Stock Option Plan                (9)

    10.23       Registrant's Senior Executive Stock Option Plan              (9)

    10.24       Amendment dated Jan. 1, 1988 to Registrant's Cash or
                Deferred Profit Sharing Plan and Trust under Section 401
                of Internal Revenue Code                                     (9)

    10.25       Executive Incentive Compensation Plan between Registrant
                and various employees                                        (9)

    10.26       Registrant's Employee Stock Option Plan                     (10)

    10.27       Loan agreement between Registrant and Nat West
                dated May 22, 1990                                          (10)

    10.28       Loan Agreement between Registrant's Employee Stock
                Ownership Plan and Registrant dated May 22, 1990            (10)

    11          Computation of Earnings per Share of Common Stock    Included in
                                                                   the Financial
                                                                      Statements

    15          Registrant's 1982 Incentive Stock Option Plan                (5)

    21          List of Subsidiaries of Registrant                          (10)

Exhibit No. in
this Form 10-K                   Description of Exhibit                NOTE
--------------  -----------------------------------------------         ----

    23.1        Consent of Independent Registered Public Accounting
                Firm to incorporation by reference of 2005 audit
                report in Registrant's Form S-8 Registration
                Statement.                                        Filed herewith

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