Form 10-Q
period 2005-07-31
FREQUENCY ELECTRONICS INC
filed 2005-09-14
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2005 - 8,526,600

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:                                        Page No.

 Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         July 31, 2005 and April 30, 2005                                3-4

     Condensed Consolidated Statements of Operations
         Three Months Ended July 31, 2005 and 2004                        5

     Condensed Consolidated Statements of Cash Flows
         Three Months Ended July 31, 2005 and 2004                        6

     Notes to Condensed Consolidated Financial Statements                7-10

 Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10-14

 Item 3- Quantitative and Qualitative Disclosures about Market Risk     14-15

 Item 4- Controls and Procedures                                         15


Part II.  Other Information:

  Items 1 through 5 are omitted because they are not applicable

  Item 6 - Exhibits                                                      15

  Signatures                                                             16

  Exhibits                                                              17-20

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                     July 31,         April 30,
                                                       2005             2005
                                                       ----             ----
                                                   (UNAUDITED)        (NOTE A)
                                                          (In thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                         $  3,689         $  6,701
  Marketable securities                               20,449           23,532
  Accounts receivable, net of allowance for
    doubtful accounts of $172                         13,385           12,728
  Inventories                                         23,708           22,948
  Deferred income taxes                                2,569            2,269
  Prepaid expenses and other                           1,721            1,362
                                                    --------         --------
         Total current assets                         65,521           69,540

Property, plant and equipment, at cost,
      less accumulated depreciation and
      amortization                                     6,708            6,770

Deferred income taxes                                  2,594            2,644

Cash surrender value of life insurance                 5,958            5,838

Goodwill and other Intangible assets, net                572              591

Other assets                                           3,125            2,991
                                                    --------         --------
           Total assets                             $ 84,478         $ 88,374
                                                    ========         ========


















                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Continued)




                                                      July 31,        April 30,
                                                        2005            2005
                                                        ----            ----
                                                     (UNAUDITED)      (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                           $  2,253        $  1,896
  Accrued liabilities and other                         3,260           3,912
  Income taxes payable                                    511           3,184
  Dividend payable                                          -             852
                                                     --------        --------
     Total current liabilities                          6,024           9,844

Deferred compensation                                   7,883           7,812
Deferred gain and other liabilities                     1,424           1,525
                                                     --------        -------
     Total liabilities                                 15,331          19,181
                                                     --------        --------

Stockholders' equity:
  Preferred stock  - $1.00 par value                        -               -
  Common stock  -  $1.00 par value                      9,164           9,164
  Additional paid-in capital                           45,372          45,289
  Retained earnings                                    13,582          12,440
                                                     --------        --------
                                                       68,118          66,893

  Common stock reacquired and held in treasury
    -at cost, 638,340 shares at July 31, 2005
     and 646,709 shares at April 30, 2005              (2,576)         (2,601)
  Accumulated other comprehensive income                3,605           4,901
                                                     --------        --------
     Total stockholders' equity                        69,147          69,193
                                                     --------        --------
     Total liabilities and stockholders' equity      $ 84,478        $ 88,374
                                                     ========        ========














                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                           Three Months Ended July 31,
                                   (Unaudited)

                                                2005                  2004(a)
                                                ----                 -------
                                            (In thousands except per share data)

Net Sales                                      $11,057              $17,683
Cost of sales                                    6,960               11,905
                                               -------              -------
        Gross Margin                             4,097                5,778

Selling and administrative expenses              2,544                3,293
Research and development expense                 1,442                1,236
                                               -------              -------
        Operating profit                           111                1,249

Other income (expense):
     Investment income                           1,325                  415
     Equity in Morion (a)                          144                   54
     Interest expense                              (28)                 (78)
     Other income, net                              69                   58
                                               -------              -------
Income before minority interest and
     provision for income taxes                  1,621                1,698

Minority interest in income of
     consolidated subsidiary                         -                   19
                                               -------              -------
Income before provision for income taxes         1,621                1,679

Provision for income taxes                         479                  648
                                               -------              -------
        Net income                             $ 1,142              $ 1,031
                                               =======              =======

Net earnings per common share
        Basic                                  $  0.13              $  0.12
                                               =======              =======
        Diluted                                $  0.13              $  0.12
                                               =======              =======
Average shares outstanding
        Basic                                 8,520,020            8,434,618
                                              =========            =========
        Diluted                               8,657,340            8,646,358
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                             2005        2004(a)
                                                             ----        ------
                                                               (In thousands)

Cash flows from operating activities:
  Net income                                               $ 1,142      $ 1,031
  Non-cash charges to earnings                                (561)         533
  Net changes in other assets and liabilities               (5,315)         389
                                                           -------      -------
Net cash (used in) provided by operating activities         (4,734)       1,953
                                                           -------      -------

Cash flows from investing activities:
  Proceeds from sale of marketable securities                6,256          500
  Purchase of marketable securities                         (2,879)      (2,240)
  Other - net                                                 (520)        (257)
                                                           -------      -------
Net cash provided by (used in) investing activities          2,857       (1,997)
                                                           -------      -------

Cash flows from financing activities:
   Payment of cash dividend                                   (852)        (843)
   Payment on long-term obligations                              -       (1,442)
   Other - net                                                   -           60
                                                           -------      -------
Net cash (used in) provided by financing activities           (852)      (2,225)
                                                           -------      -------

Net decrease in cash and cash equivalents
   before effect of exchange rate changes                   (2,729)      (2,269)

Effect of exchange rate changes
   on cash and cash equivalents                               (283)          (8)
                                                           -------      -------

   Net decrease in cash                                     (3,012)      (2,277)

   Cash at beginning of period                               6,701        5,699
                                                           -------      -------

   Cash at end of period                                   $ 3,689      $ 3,422
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2005 and the results of its operations and cash flows for the three months ended July 31, 2005 and 2004. The April 30, 2005 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2005 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                             Periods ended July 31,
                                                  Three months
                                          2005                    2004
                                          ----                    ----
  Basic EPS Shares outstanding
    (weighted average)                  8,520,020              8,434,618
  Effect of Dilutive Securities           137,320                211,740
                                        ---------              ---------
  Diluted EPS Shares outstanding        8,657,340              8,646,358
                                        =========              =========

     Options to purchase 570,550 and 231,750 shares of common stock were outstanding during the three months ended July 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share. Since the exercise price of these options was greater than the average market price of the Company's common shares during the periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31 and April 30, 2005 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,334,000 and $4,138,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D -  INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,252,000  and
$4,289,000 at July 31 and April 30, 2005, respectively, consist of the following:

                                              July 31, 2005      April 30, 2005
                                              -------------      --------------
                                                       (In thousands)

   Raw materials and Component parts            $10,646              $10,353
   Work in progress and Finished goods           13,062               12,595
                                                -------              -------
                                                $23,708              $22,948
                                                =======              =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the three months ended July 31, 2005 total comprehensive loss was ($154,000) and for the three months ended July 31, 2004, total comprehensive income was $1,980,000. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                                Three months ended July 31,
                                                  2005              2004
                                                  ----              ----
  Net sales:
    Commercial Communications                   $ 4,969            $11,313
    U.S. Government                               1,887              1,741
    Gillam-FEI                                    2,215              2,740
    FEI-Zyfer                                     2,445              2,034
    less intercompany sales                        (459)              (145)
                                                -------            -------
       Consolidated Sales                       $11,057            $17,683
                                                =======            =======
  Operating profit (loss):
    Commercial Communications                    $  434            $ 1,964
    U.S. Government                                (500)               (80)
    Gillam-FEI                                      (66)              (497)
    FEI-Zyfer                                       333                (38)
    Corporate                                       (90)              (100)
                                                 ------            -------
       Consolidated Operating Profit             $  111            $ 1,249
                                                 ======            =======

                                             July 31, 2005      April 30, 2005
  Identifiable assets:
    Commercial Communications                   $27,783            $26,261
    U.S. Government                               5,746              6,245
    Gillam-FEI                                   14,123             13,877
    FEI-Zyfer                                     5,717              4,796
    less intercompany balances                  (10,663)            (9,892)
    Corporate                                    41,772             47,087
                                                -------            -------
       Consolidated Identifiable Assets         $84,478            $88,374
                                                =======            =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - EQUITY-BASED COMPENSATION

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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                Three months ended July 31
                                                2005                 2004
                                                ----                 ----
                                           (In thousands except per share data)
 Net Income, as reported                       $1,142                $1,031
 Cost of stock options, net of tax                (93)                 (195)
                                               ------                ------
 Net Income - pro forma                        $1,049                $  836
                                               ======                ======

 Earnings per share, as reported:
    Basic                                       $ 0.13              $ 0.12
                                                ======              ======
    Diluted                                     $ 0.13              $ 0.11
                                                ======              ======
 Earnings per share- pro forma
    Basic                                       $ 0.12              $ 0.10
                                                ======              ======
    Diluted                                     $ 0.12              $ 0.10
                                                ======              ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal years 2006 and 2005: dividend yield of 1.83%; expected volatility of 59%; risk free interest rate of 3.9%; and expected lives of six and one-half years.

NOTE H - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

required. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2007 for the Company. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosure in the Equity-based Compensation disclosure in Note G.

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

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." ("FAS 154") This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

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

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2005 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

     Revenue Recognition
     -------------------
     Revenues under larger, long-term contracts, generally defined as orders in excess of $100,000, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

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


RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2006 and 2005 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:
                                                Three months ended July 31,
                                                  2005              2004
                                                  ----              ----
  Net Sales (exclusive of intercompany sales)
     Commercial Communications                    40.8%             63.2%
     U.S. Government                              17.1               9.8
     Gillam-FEI                                   20.0              15.5
     FEI-Zyfer                                    22.1              11.5
                                                 -----             -----
                                                 100.0             100.0
  Cost of Sales                                   63.0              67.3
                                                 -----             -----
                             Gross Margin         37.0              32.7
  Selling and administrative expenses             23.0              18.6
  Research and development expenses               13.0               7.0
                                                 -----             -----
                         Operating Profit          1.0               7.1

  Other income, net & Minority interest           13.6               2.4
                                                 -----             -----
  Pretax Income                                   14.6               9.5
  Provision for income taxes                       4.3               3.7
                                                 -----             -----
                               Net Income         10.3%              5.8%
                                                 =====             =====

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     For the three months ended July 31, 2005, the operating profit of $111,000 decreased by $1.1 million from the operating profit of $1.2 million for the same period ended July 31, 2004. The decline in operating profits is principally the result of the 37% decrease in revenues which was offset by improved gross margin and lower selling and administrative expenses, as discussed below. Net income for the first quarter of fiscal year 2006 was $1.1 million, an increase of $111,000 over net income of $1.0 million reported in the same period of fiscal year 2005. During the fiscal year 2006 period the Company realized a gain of $1 million on the sale of certain marketable securities that were obtained upon the conversion of its REIT units for the common stock of Reckson Associates Realty Corp. ("REIT stock") (Refer to Item 2 of the Company's fiscal year 2005 Form 10-K as filed with the Securities and Exchange Commission.)

     Net sales for the three months ended July 31, 2005, decreased by $6.6 million (37%) from the same period of fiscal year 2005. On a segment by segment basis, the comparison of revenues for the fiscal quarter ended July 31, 2005 to the first quarter of fiscal year 2005 were as follows: Commercial Communications revenues decreased by $6.3 million (56%); US Government revenues increased by $146,000 (8%); Gillam-FEI revenues decreased by $525,000 (19%); and FEI-Zyfer revenues increased by $411,000 (20%). The Commercial Communications revenues reflect reduced capital spending in the wireless infrastructure industry as end-users continued to delay deployment of next-generation cellular base stations. US Government segment revenues were up modestly as the Company continued work on several developmental, pre-production programs under US Government contracts. Gillam-FEI revenues reflect the decline in telecommunications infrastructure spending in Europe. Revenues for the FEI-Zyfer segment reflect continued improved performance for this subsidiary. The Company expects revenues to improve over the balance of the fiscal year as a result of additional new bookings, principally in the commercial satellite and U.S. Government industries, as well as increased capital spending for telecommunication infrastructures.

     Gross margin rates for the three months ended July 31, 2005, improved to 37.1% from 32.7% in the same period of fiscal year 2005. The improvement is attributable to product mix, with the Gillam-FEI segment in particular, realizing a higher margin on certain of its network monitoring programs. Gross margin rates are lower than the Company's target of 40% because the lower sales volume is insufficient to absorb all of the fixed overhead costs. With an increase in sales, the Company expects to realize improving gross margin rates in future periods.

     Selling and administrative costs for the three months ended July 31, 2005, decreased by $749,000 (23%) over the same period of fiscal year 2005. Most of the decrease is attributable to decreased personnel costs both in terms of reduced headcount as well as smaller accruals for incentive compensation plans due to lower profits. Additional decreases were experienced in selling and marketing expenses, including lower sales commissions as a result of decreased sales and lower European-area marketing costs as the Company consolidated its efforts into its Gillam-FEI subsidiary. The ratio of selling and administrative costs to net sales for the first quarter of fiscal year 2006 was 23% which is greater than the Company's target ratio of under 20% of revenues. The higher than targeted cost ratio is primarily due to the revenue level in the fiscal year 2006 quarter. In the comparable fiscal year 2005 period, the ratio of selling and administrative costs to revenues was 19%. In future quarters of fiscal year 2006, as revenues increase from the current level, the Company expects to achieve its targeted ratio of costs to net sales.

     Research and development spending in the three months ended July 31, 2005 increased by $206,000 (17%) over the comparable period ended July 31, 2004. In the prior year fiscal quarter, the lower level of spending reflected the fact that certain developmental resources were applied to funded research contracts rather than internal research and development efforts, the costs of which are borne by the Company. The costs of those resources assigned to funded programs were reflected in cost of sales rather than in research and development expense. With the completion of certain of the developmental programs during the latter portion of fiscal year 2005, those resources are now being applied to internal programs. During fiscal year 2006, the Company will make additional investments in developing manufacturing process improvements for its new US5G wireline synchronization product; improving and miniaturizing rubidium atomic clocks, developing new GPS-based synchronization products and further enhancing the capabilities of its line of crystal oscillators. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

     Net nonoperating income and expense increased by $1.1 million (236%) in the three month period ended July 31, 2005 compared to the same period of fiscal year 2005. Investment income increased by $910,000 (219%) during the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005. The increase is due to the realized gain of approximately $1.0 million recorded on the sale of a portion of the shares of REIT stock which were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building.

     Also included in nonoperating income is equity income in Morion, Inc. During the second quarter of fiscal year 2005, the Company increased its ownership interest in Morion to 36% of Morion's outstanding shares. Accordingly, the Company changed its method of accounting from the cost to the equity method and restated prior year financial statements to reflect the appropriate accounting method. The restated equity income from Morion for the first quarter of fiscal year 2005 is $54,000 as compared to $144,000 for the quarter ended July 31, 2005. The increase of $90,000 (167%) is primarily the result of the Company's increased ownership interest from 19% at July 31, 2004 to 36% as of July 31, 2005.

     For the three month period ended July 31, 2005, interest expense decreased by $50,000 (64%) compared to the same period of fiscal year 2005. This decrease resulted from the repayment of the Company's line of credit by the end of fiscal year 2005 as well as the conversion of its REIT units to REIT stock the impact of which is explained in the next paragraph.

     Under the provisions of sale and leaseback accounting, until the REIT units were converted, the Company's lease was accounted for as a financing. Accordingly, a portion of its prior year annual rent payments were considered interest expense. For fiscal year 2006, the Company will no longer recognize interest expense but the entire lease payment will be charged to rent expense. In addition, under the caption "Other, net" the Company will recognize the remaining deferred gain from the sale and leaseback transaction. For the quarter ended July 31, 2005, the amount of deferred gain recognized was $88,000. In the year-ago period, Other, net consisted primarily of a governmental grant received by the Company's French subsidiary. Other income and expense items included under this caption are nonrecurring and generally are not significant to pretax earnings.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $59 million at July 31, 2005, which is comparable to working capital at April 30, 2005. Included in working capital at July 31, 2005 is $24.1 million of cash, cash equivalents and marketable securities. The Company's current ratio at July 31, 2005 is 10.9 to 1.

     For the three months ended July 31, 2005, the Company used $4.7 million in cash from operating activities compared to $1.9 million provided by operations in the comparable fiscal year 2005 period. This significant decrease in cash flows is due primarily to the payment of income taxes related to the investment gains realized in the prior fiscal year as well as increases in the value of the Company's accounts receivable and inventory. For the full fiscal year 2006, the Company expects to generate positive cash flow from operating activities.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     Net cash provided by investing activities for the three months ended July 31, 2005, was $2.9 million compared to a use of cash of $2.0 million for the same period of fiscal year 2005. The principal source of cash was the sale or redemption of certain marketable securities aggregating $3.4 million, net of purchases of other marketable securities. The redemption of marketable securities was primarily to pay the corporate income taxes mentioned above. The Company also acquired capital equipment for approximately $520,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Requirements for additional capital equipment are expected to be less than $2.0 million during fiscal year 2006. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the three months ended July 31, 2005, was $852,000 compared to cash used in financing activities in the amount of $2.2 million during the comparable fiscal year 2005 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $852,000 and $843,000, respectively. During the fiscal year 2005 quarter, the Company repaid $1.4 million of certain debt obligations.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended July 31, 2005, the Company did not acquire any shares of its stock under this authorization.

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



     At July 31, 2005, the Company's backlog amounted to approximately $31 million similar to the backlog at April 30, 2005. Of this backlog, approximately 80% is realizable in the next twelve months.

                                     Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were $16.9 million and $3.5 million, respectively, at July 31, 2005. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2005, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2005, the amount related to foreign currency exchange rates is a $3,115,000 unrealized gain.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

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


                                      FREQUENCY ELECTRONICS, INC.
                                              (Registrant)


Date: September 14, 2005              BY   /s/   Alan Miller
                                        ---------------------------
                                            Alan Miller
                                            Chief Financial Officer
                                            and Controller

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


  /s/   Martin Bloch                                  September 14, 2005
  --------------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/   Alan L. Miller                                 September 14, 2005
  ---------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin Bloch                                 September 14, 2005
  ------------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan L. Miller                                   September 14, 2005
  --------------------------
     Alan L. Miller
     Chief Financial Officer



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