Form 10-Q
period 2005-10-31
FREQUENCY ELECTRONICS INC
filed 2005-12-15
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended October 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 2005 - 8,538,515

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information:                                      Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          October 31, 2005 and April 30, 2005                           3-4

      Condensed Consolidated Statements of Operations
          Six Months Ended October 31, 2005 and 2004                     5

      Condensed Consolidated Statements of Operations
          Three Months Ended October 31, 2005 and 2004                   6

      Condensed Consolidated Statements of Cash Flows
          Six Months Ended October 31, 2005 and 2004                     7

      Notes to Condensed Consolidated Financial Statements             8-11

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11-17

  Item 3- Quantitative and Qualitative Disclosures about Market Risk    17

  Item 4- Controls and Procedures                                       17


Part II.  Other Information:

  Items 1, 2, 3 and 5 are omitted because they are not applicable

  Item 4 - Results of votes of security holders                         18

  Item 6 - Exhibits                                                     18

  Signatures                                                            19

  Exhibits                                                             20-23

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                         October 31,   April 30,
                                                            2005         2005
                                                            ----         ----
                                                         (UNAUDITED)   (NOTE A)
                                                              (In thousands)
ASSETS:

Current assets:

  Cash and cash equivalents                             $  6,812      $  6,701

  Marketable securities                                   19,777        23,532

  Accounts receivable, net of allowance for doubtful
     accounts of $172                                     12,574        12,728

  Inventories                                             23,159        22,948

  Deferred income taxes                                    3,002         2,269

  Prepaid expenses and other                                 895         1,362
                                                        --------      --------

         Total current assets                             66,219        69,540

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                             6,340         6,770

Deferred income taxes                                      2,454         2,644

Cash surrender value of life insurance                     6,078         5,838

Goodwill and other Intangible assets, net                    551           591

Other assets                                               3,235         2,991
                                                        --------      --------

         Total assets                                   $ 84,877      $ 88,374
                                                        ========      ========





                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                      October 31,     April 30,
                                                         2005           2005
                                                         ----           ----
                                                      (UNAUDITED)      (NOTE A)
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable - trade                           $  1,728         $  1,896
  Accrued liabilities and other                         3,093            3,912
  Income taxes payable                                    712            3,184
  Dividend payable                                        854              852
                                                     --------         --------
        Total current liabilities                       6,387            9,844

Deferred compensation                                   7,952            7,812
Deferred gain and other liabilities                     1,207            1,525
                                                     --------         --------

              Total liabilities                        15,546           19,181
                                                     --------         --------

Stockholders' equity:
  Preferred stock  - $1.00 par value                        -                -
  Common stock  -  $1.00 par value                      9,164            9,164
  Additional paid-in capital                           45,462           45,289
  Retained earnings                                    14,060           12,440
                                                     --------         --------
                                                       68,686           66,893

  Common stock reacquired and held in treasury
   -at cost, 625,424 shares at October 31, 2005
    and 646,709 shares at April 30, 2005               (2,537)          (2,601)
  Accumulated other comprehensive income                3,182            4,901
                                                     --------         --------
            Total stockholders' equity                 69,331           69,193
                                                     --------         --------

      Total liabilities and stockholders' equity     $ 84,877         $ 88,374
                                                     ========         ========






                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                      2005           2004
                                                      ----           ----
                                            (In thousands except per share data)

Net sales                                           $22,556         $32,045
Cost of sales                                        14,361          21,008
                                                    -------         -------
        Gross margin                                  8,195          11,037

Selling and administrative expenses                   5,077           6,188
Research and development expenses                     2,951           2,825
                                                    -------         -------

        Operating profit                                167           2,024

Other income (expense):
     Investment income                                2,666             829
     Equity in Morion                                   229             128
     Interest expense                                   (59)           (150)
     Other income, net                                  767              57
                                                    -------         -------

Income before minority interest and
     provision for income taxes                       3,770           2,888

Minority interest in loss of
     consolidated subsidiary                              -              (1)
                                                    -------         -------

Income before provision for income taxes              3,770           2,889

Provision for income taxes                            1,296           1,000
                                                    -------         -------

        Net income                                  $ 2,474         $ 1,889
                                                    =======         =======


Net income per common share
        Basic                                       $ 0.29          $ 0.22
                                                    ======          ======
        Diluted                                     $ 0.29          $ 0.22
                                                    ======          ======

Average shares outstanding
        Basic                                     8,525,629       8,460,881
                                                  =========       =========
        Diluted                                   8,665,810       8,660,079
                                                  =========       =========





                See accompanying notes to consolidated condensed
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                    2005              2004
                                                    ----              ----
                                            (In thousands except per share data)


Net sales                                          $11,499          $14,362
Cost of sales                                        7,401            9,103
                                                   -------          -------
        Gross margin                                 4,098            5,259

Selling and administrative expenses                  2,533            2,895
Research and development expense                     1,509            1,589
                                                   -------          -------
        Operating profit                                56              775

Other income (expense):
     Investment income                               1,341              414
     Equity in Morion                                   85               70
     Interest expense                                  (31)             (72)
     Other income (expense), net                       698               (1)
                                                   -------          -------
Income before minority interest and
     provision for income taxes                      2,149            1,186

Minority interest in loss of
     consolidated subsidiary                             -              (20)
                                                   -------          -------

Income before provision for income taxes             2,149            1,206

Provision for income taxes                             817              352
                                                   -------          -------

        Net income                                 $ 1,332          $   854
                                                   =======          =======

Net income per common share
        Basic                                      $ 0.16           $ 0.10
                                                   ======           ======
        Diluted                                    $ 0.15           $ 0.10
                                                   ======           ======
Average shares outstanding
        Basic                                    8,531,238        8,487,145
                                                 =========        =========
        Diluted                                  8,674,280        8,666,792
                                                 =========        =========




                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)


                                                            2005         2004
                                                            ----         ----
                                                              (In thousands)

Cash flows from operating activities:
  Net income                                             $ 2,474        $ 1,889
  Non-cash (income) charges to earnings, net              (1,512)         1,731
  Net changes in other assets and liabilities             (2,863)          (759)
                                                         -------        -------
Net cash (used in) provided by operating activities       (1,901)         2,861
                                                         -------        -------
Cash flows from investing activities:
  Payment for acquisition                                   (103)          (830)
  Proceeds from sale of marketable securities             12,568          1,000
  Purchase of marketable securities                       (8,802)        (2,272)
  Purchase of fixed assets                                  (933)          (869)
  Other - net                                                  -             68
                                                         -------        -------
Net cash provided by (used in) investing activities        2,730         (2,903)
                                                         -------        -------
Cash flows from financing activities:
  Proceeds from short-term credit obligations                  -             22
  Payment of cash dividend                                  (852)          (843)
  Payment on long-term obligations                             -         (1,864)
  Other - net                                                 21             74
                                                         -------        -------
Net cash used in financing activities                       (831)        (2,611)
                                                         -------        -------
Net decrease in cash and cash equivalents
  before effect of exchange rate changes                      (2)        (2,653)

Effect of exchange rate changes
  on cash and cash equivalents                               113             13
                                                         -------        -------

   Net increase (decrease) in cash                           111         (2,640)

   Cash at beginning of period                             6,701          5,699
                                                         -------        -------

   Cash at end of period                                 $ 6,812        $ 3,059
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2005 and the results of its operations and cash flows for the six and three months ended October 31, 2005 and 2004. The April 30, 2005 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2005 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                         Six months             Three months
                                         ----------             ------------
                                               Periods ended October 31,
                                     2005         2004        2005        2004
                                     ----         ----        ----        ----
Basic EPS Shares outstanding
  (weighted average)              8,525,629    8,460,881   8,531,238   8,487,145
Effect of Dilutive Securities       140,181      199,198     143,042     179,647
                                  ---------    ---------   ---------   ---------
Diluted EPS Shares outstanding    8,665,810    8,660,079   8,674,280   8,666,792
                                  =========    =========   =========   =========

 Outstanding Options excluded ***   570,550      411,750     570,550     471,750
                                    -------      -------     -------     -------

     *** The exercise price of these outstanding options was greater than the average market price of the Company's common shares during the six and three month periods ended October 31, 2005 and 2004. Since their inclusion in the computation of earnings per share would have been antidilutive, these options are excluded from such computation.

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31 and April 30, 2005 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,039,000 and $4,138,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,252,000  and
$4,289,000 at October 31 and April 30, 2005, respectively, consist of the following:

                                         October 31, 2005      April 30, 2005
                                                    (In thousands)
   Raw materials and Component parts         $10,745              $10,353
   Work in progress                           12,414               12,595
                                             -------              -------
                                             $23,159              $22,948
                                             =======              =======

NOTE E- RELATED PARTY TRANSACTION

     During the quarter ended October 31, 2005, the Company sold the remaining building formerly owned by its French subsidiary to the president of Gillam-FEI. The sale price of the building was approximately $990,000 and was based upon an independent appraisal of the building. The Company recognized a gain of approximately $680,000 on the sale.

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

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                       Six months               Three months
                                              Periods ended October 31,
                                   2005          2004         2005        2004
                                   ----          ----         ----        ----
Net sales:
  Commercial Communications      $10,875       $20,121      $ 5,906     $ 8,807
  U.S. Government                  3,704         3,315        1,817       1,574
  Gillam-FEI                       4,059**       5,032        1,844**     2,292
  FEI-Zyfer                        5,132         4,177        2,687       2,143
  less intersegment sales         (1,214)**       (600)        (755)**     (454)
                                 -------       -------      -------     -------
  Consolidated sales             $22,556       $32,045      $11,499     $14,362
                                 =======       =======      =======     =======

Operating profit (loss):
  Commercial Communications       $  890**      $3,411       $  456**    $1,447
  U.S. Government                   (684)         (399)        (184)       (319)
  Gillam-FEI                        (428)**       (839)        (362)**     (342)
  FEI-Zyfer                          715           120          382         158
  Corporate                         (326)         (269)        (236)       (169)
                                  ------        ------       ------      ------
  Consolidated operating profit   $  167        $2,024       $   56      $  775
                                  ======        ======       ======      ======

          ** For the six and three month periods ended October 31, 2005, includes Gillam-FEI intersegment sales of $372,000 to the Commercial Communications segment for development of a wireline synchronization product for ultimate production and sale in the U.S. This amount was recorded as research and development expense of the Commercial Communications segment. In the fiscal year 2006 periods, these transactions resulted in lower operating profits in the Commercial Communications segment and reduced the reported operating loss in the Gillam-FEI segment.

                                          October 31, 2005      April 30, 2005
                                          ----------------      --------------
Identifiable assets:
  Commercial Communications                   $27,025              $26,261
  U.S. Government                               5,962                6,245
  Gillam-FEI                                   11,956               13,877
  FEI-Zyfer                                     4,994                4,796
  less intercompany balances                   (9,343)              (9,892)
  Corporate                                    44,283               47,087
                                              -------              -------
  Consolidated Identifiable Assets            $84,877              $88,374
                                              =======              =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - -COMPREHENSIVE INCOME

     For the six months ended October 31, 2005 and 2004 total comprehensive income was $755,000 and $3,809,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                        Six months              Three months
                                             Periods ended October 31,
                                      2005       2004         2005        2004
                                      ----       ----         ----        ----
                                         (In thousands except per share data)
Net income, as reported             $ 2,474    $ 1,889      $ 1,332      $  854
Cost of stock options, net of tax      (146)      (341)         (93)       (145)
                                    -------    -------      -------      ------
Net income - pro forma              $ 2,328    $ 1,548      $ 1,239      $  709
                                    =======    =======      =======      ======

Earnings per share, as reported:
   Basic                             $ 0.29     $  0.22      $ 0.16      $ 0.10
                                     ======     =======      ======      ======
   Diluted                           $ 0.29     $  0.22      $ 0.15      $ 0.10
                                     ======     =======      ======      ======
Earnings per share- pro forma
   Basic                             $ 0.27     $  0.18      $ 0.15      $ 0.08
                                     ======     =======      ======      ======
   Diluted                           $ 0.27     $  0.18      $ 0.14      $ 0.08
                                     ======     =======      ======      ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal years 2006 and 2005: dividend yield of 1.83%; expected volatility of 59%; risk free interest rate of 3.9%; and expected lives of six and one-half years.

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Critical Accounting Policies and Estimates
------------------------------------------
     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2005 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2006 and 2005 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                              Six months         Three months
                                                  Periods ended October 31,
                                           2005      2004       2005      2004
                                           ----      ----       ----      ----
Net Sales
   Commercial Communications               48.2%     62.8%      51.4%     61.3%
   U.S. Government                         16.4      10.3       15.8      11.0
   Gillam-FEI                              18.0      15.7       16.0      16.0
   FEI-Zyfer                               22.8      13.0       23.4      14.9
   Less intersegment sales                 (5.4)     (1.8)      (6.6)     (3.2)
                                          -----     -----      -----     -----
                                          100.0     100.0      100.0     100.0
Cost of Sales                              63.7      65.6       64.4      63.4
                                          -----     -----      -----     -----
                       Gross Margin        36.3      34.4       35.6      36.6
Selling and administrative expenses        22.5      19.3       22.0      20.1
Research and development expenses          13.1       8.8       13.1      11.1
                                          -----     -----      -----     -----
                   Operating Profit         0.7       6.3        0.5       5.4

Other income, net & Minority interest      16.1       2.7       18.3       3.0
                                          -----     -----      -----     -----
Pretax Income                              16.8       9.0       18.8       8.4
Provision for income taxes                  5.8       3.1        7.1       2.5
                                          -----     -----      -----     -----
                         Net Income        11.0%      5.9%      11.7%      5.9%
                                          =====     =====      =====     =====

   (Note: All dollar amounts in following tables are in thousands, except Net
                          Sales which are in millions)

Operating Profit
----------------
                Six months                              Three months
                            Periods ended October 31,
      2005       2004       Change             2005       2004       Change
      ----       ----       ------             ----       ----       ------
      $167     $2,024  ($1,857)  (92%)          $56       $775    ($719)  (93%)

     The decline in operating profits for the six and three months ended October 31, 2005 compared to the same periods of fiscal year 2005 is primarily the result of the 30% and 20% decrease in revenues in the respective fiscal year 2006 periods. These declines were partially offset by improved gross margin and lower selling and administrative expenses and research and development spending, as discussed below.

Net income
----------
               Six months                              Three months
                              Periods ended October 31,
       2005      2004       Change              2005        2004       Change
       ----      ----       ------              ----        ----       ------
     $2,474    $1,889     $585   31%          $1,332        $854     $478   56%

     During the six and three month periods ended October 31, 2005, the Company realized gains of $2.1 million and $1.1 million, respectively, on the sale of certain marketable securities that were obtained upon the conversion of its REIT units for the common stock of Reckson Associates Realty Corp. ("REIT stock") (Refer to Item 2 of the Company's fiscal year 2005 Form 10-K as filed with the Securities and Exchange Commission.) In addition, in the same periods of fiscal year 2006, the Company recorded a gain of approximately $680,000 on the sale of real property as discussed in Note E to the financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Net sales                         (in millions)
---------

                                     Six months                       Three months
                                                Periods ended October 31,
        Segment              2005      2004       Change         2005      2004       Change
        -------              ----      ----       ------         ----      ----       ------
Commercial Communications   $10.9     $20.1   ($9.2)  (46%)     $ 5.9     $ 8.8   ($2.9)  (33%)
Gillam-FEI                    4.1       5.0    (1.0)  (19%)       1.8       2.3    (0.5)  (20%)
US Government                 3.7       3.3     0.4    12%        1.8       1.6     0.2    15%
FEI-Zyfer                     5.1       4.2     1.0    23%        2.7       2.1     0.6    25%
Intersegment sales           (1.2)     (0.6)   (0.6)             (0.7)     (0.4)   (0.3)
                            -----     -----   -----             -----     -----   -----
                            $22.6     $32.0   ($9.4)  (30%)     $11.5     $14.4   ($2.9)  (20%)
                            =====     =====   =====             =====     =====   =====

     The decline in revenue for the six and three month periods ended October 31, 2005 compared to the same periods of fiscal year 2005 are principally the result of reduced capital spending in the wireless infrastructure industry as end-users continued to delay deployment of next-generation cellular base stations. This reduction directly impacted revenues in the Commercial Communications segment. Reduced telecommunications infrastructure spending in Europe similarly impacted the Gillam-FEI segment. These revenue declines were partially offset by increased revenues derived from US Government programs as the Company continued work on several developmental, pre-production programs under US Government contracts. The Company's FEI-Zyfer segment, which derives approximately two-thirds of its revenues from government sources, also saw revenues increase with increased US Government buying. The Company expects revenues to improve over the balance of the fiscal year as a result of additional new bookings, principally in the commercial satellite and U.S. Government industries, as well as increased capital spending for telecommunication infrastructures.

Gross margin
------------
                    Six months                        Three months
                                Periods ended October 31,
            2005      2004       Change         2005      2004       Change
            ----      ----       ------         ----      ----       ------
           $8,195   $11,037  ($2,842) (26%)    $4,098    $5,259  ($1,161) (22%)

 GM Rate    36.3%     34.4%                     35.6%     36.6%

     The decline in gross margins for the six and three months ended October 31, 2005, compared to the same periods of fiscal year 2005, are almost entirely due to the decrease in revenues. Variations in gross margin rates are generally attributable to product mix, with the Gillam-FEI segment in particular, realizing higher margins in fiscal year 2006 on certain of its network monitoring programs. This improvement is offset by lower margins in the Company's US Government segment where the Company continued work on several developmental, pre-production programs under US Government contracts. Gross margin rates are lower than the Company's target of 40% because the lower sales volume is insufficient to absorb all of the fixed overhead costs. With an increase in sales, including conversion of the US Government developmental contracts into initial low-rate production orders, the Company expects to realize improving gross margin rates in future periods.

Selling and administrative expenses
-----------------------------------

                 Six months                            Three months
                                Periods ended October 31,
        2005       2004         Change          2005       2004       Change
        ----       ----         ------          ----       ----       ------
      $5,077     $6,188    ($1,111) (18%)     $2,533     $2,895    ($362) (12%)

     Most of the fiscal year 2006 decrease in selling and administrative costs is attributable to decreased personnel costs both in terms of reduced headcount as well as smaller accruals for incentive compensation plans due to lower operating profits. Additional decreases were experienced in selling and marketing expenses, including lower sales commissions as a result of decreased sales and lower European-area marketing costs as the Company consolidated its efforts there into its Gillam-FEI subsidiary. The ratio of selling and administrative costs to net sales for the six and three months ended October 31, 2005, were 23% and 22%, respectively, which is greater than the Company's target ratio of under 20% of revenues. The higher than targeted cost ratio is primarily due to the revenue level in the fiscal year 2006 periods. In the comparable fiscal year 2005 periods, the ratio of selling and administrative

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

costs to revenues was 19% and 20%, respectively. In future quarters of fiscal year 2006, as revenues increase from the current level, the Company expects to achieve its targeted ratio of costs to net sales.

Research and development expense
--------------------------------
                    Six months                         Three months
                                Periods ended October 31,
           2005       2004      Change           2005       2004      Change
           ----       ----      ------           ----       ----      ------
         $2,951     $2,825     $126  4%        $1,509     $1,589     ($80) (5%)

     Research and development spending in the first half of fiscal years 2006 and 2005 have remained fairly consistent, varying by less than 5% from the comparable periods. During fiscal year 2006, the Company will make additional investments in developing manufacturing process improvements for its new US5G wireline synchronization product; improving and miniaturizing rubidium atomic clocks, developing new GPS-based synchronization products and further enhancing the capabilities of its line of crystal oscillators. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.


Other income (expense)
----------------------

                             Six months                         Three months
                                          Periods ended October 31,
                      2005      2004        Change         2005      2004       Change
                      ----      ----        ------         ----      ----       ------
Investment income    $2,666    $ 829    $1,837  222%     $1,341    $ 414    $  927   224%
Equity in Morion        229      128       101   79%         85       70        15    21%
Interest expense       (59)     (150)       91   61%        (31)     (72)       41    57%
Other income            767       57       710   NM         698       (1)      699    NM
                     ------    -----    ------           ------    -----    ------
                     $3,603    $ 864    $2,739  317%     $2,093    $ 411    $1,682   409%

     The increase in investment income for the six and three months ended October 31, 2005, is due to realized gains of approximately $2.1 million and $1.1 million, respectively, recorded on the sale of a portion of the shares of REIT stock which were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building. Such gains were partially offset by lower interest and dividend income due to a lower level of marketable securities held by the Company as a result of the REIT stock sales.

     The Company began to record equity income in Morion, Inc. during the second quarter of fiscal year 2005, when the Company increased its ownership interest in Morion to 36% of Morion's outstanding shares. Accordingly, the Company changed its method of accounting from the cost to the equity method and restated prior year financial statements to reflect the appropriate accounting method. The 79% increase in equity income from Morion for the first half of fiscal year 2006 compared to the six months ended October 31, 2004 is because for most of the first half of fiscal year 2005 the Company held only 19% of Morion's shares. The ownership percentage was increased to 36% in the last month of that period.

     The decrease in interest expense for the six and three month periods ended October 31, 2005 resulted from repayment of the Company's line of credit by the end of fiscal year 2005 as well as the conversion of its REIT units to REIT stock, the impact of which is explained in the next paragraph.

     Under the provisions of sale and leaseback accounting, until the REIT units were converted, the Company's lease was accounted for as a financing. Accordingly, a portion of its prior year annual rent payments were considered interest expense. For fiscal year 2006, the Company no longer recognizes interest expense but the entire lease payment is charged to rent expense. In addition, under the caption "Other, income" the Company will recognize the remaining deferred gain from the sale and leaseback transaction. For the six and three months ended October 31, 2005, the amount of deferred gain recognized was $176,000 and $88,000, respectively. In the year-ago period, Other, income consisted

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

primarily of a governmental grant received by the Company's French subsidiary. Other income and expense items included under this caption, with the exception of the deferred gain recognition, are nonrecurring and generally are not significant to pretax earnings.

     During the quarter ended October 31, 2005, the Company sold the building formerly owned by the Company's French subsidiary. Following the fiscal year 2004 staffing cutbacks in this entity, the building had been largely vacant and available for sale. Upon receipt of an independent appraisal, the building was sold to the president of the Company's subsidiary, Gillam-FEI. The Company realized a gain on the sale of the building of approximately $680,000.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $60 million at October 31, 2005, which is comparable to working capital at April 30, 2005. Included in working capital at October 31, 2005 is $26.6 million of cash, cash equivalents and marketable securities. The Company's current ratio at October 31, 2005 is 10.4 to 1.

     For the six months ended October 31, 2005, the Company used $1.9 million in cash from operating activities compared to $2.9 million provided by operations in the comparable fiscal year 2005 period. This significant decrease in cash flows is due primarily to the first quarter payment of income taxes related to the investment gains realized in the prior fiscal year as well as increases in the value of the Company's accounts receivable and inventory. Cash flow from operations for the second quarter of fiscal 2006 was a positive $2.8 million. For the full fiscal year 2006, the Company expects to generate positive cash flow from operating activities.

     Net cash provided by investing activities for the six months ended October 31, 2005, was $2.7 million compared to a use of cash of $2.9 million for the same period of fiscal year 2005. The principal source of cash was the sale or redemption of certain marketable securities aggregating $3.8 million, net of purchases of other marketable securities. The redemption of marketable securities was primarily to pay the corporate income taxes mentioned above. The Company also acquired capital equipment for approximately $933,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Requirements for additional capital equipment are expected to be less than $2.0 million during fiscal year 2006. Internally generated cash will be adequate to acquire this capital equipment.

     Net cash used in financing activities for the six months ended October 31, 2005, was $831,000 compared to cash used in financing activities in the amount of $2.6 million during the comparable fiscal year 2005 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $852,000 and $843,000, respectively. During fiscal year 2005, the Company repaid $1.9 million of certain debt obligations.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended October 31, 2005, the Company did not acquire any shares of its stock under this authorization.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     At October 31, 2005, the Company's  backlog amounted to  approximately  $46
million   compared  to  $31  million  at  April  30,  2005.   Of  this  backlog,
approximately 80% is realizable in the next twelve months.

                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were $19.8 million and $17,000, respectively, at October 31, 2005. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2005, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2005, the amount related to foreign currency exchange rates is a $3,530,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


                                     PART II

ITEMS 1, 2, 3 and 5 are omitted because they are not applicable.

ITEM 4 - Results of votes of security holders.

     On September 29, 2005, at the Annual Meeting of Stockholders, the following matters were approved by the shareholders of the Company:

     1. Elected the following six directors:
                                      Votes For             Votes Withheld
                                      ---------             --------------
       a. Joseph P. Franklin          7,278,758                629,996
       b. Martin B. Bloch             7,297,895                610,859
       c. Joel Girsky                 7,272,334                636,420
       d. E. Donald Shapiro           7,293,157                615,597
       e. S. Robert Foley, Jr.        7,293,798                614,936
       f. Richard Schwartz            7,400,294                508,460

     2. Ratified the appointment of Holtz Rubenstein Reminick LLP as independent auditors for fiscal year 2006.

        Votes For: 7,810,392  Votes Against: 92,336     Votes Abstaining: 6,026

     3. Adopted the Frequency Electronics, Inc. 2005 Stock Award Plan.

        Votes For: 4,046,765 Votes Against: 1,172,958 Votes Abstaining: 62,992 Broker non-votes: 2,656,039


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


                                                  FREQUENCY ELECTRONICS, INC.
                                                          (Registrant)


Date: December 15, 2005                           BY /s/   Alan Miller
                                                     ------------------------
                                                        Alan Miller
                                                        Chief Financial Officer
                                                        and Controller

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


    /s/  Martin B. Bloch                                  December 15, 2005
    ------------------------
     Martin B. Bloch
     Chief Executive Officer

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

    /s/ Alan L. Miller                                 December 15, 2005
   ---------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Martin B. Bloch                                      December 15, 2005
   -------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


    /s/ Alan L. Miller                                  December 15, 2005
   --------------------------
     Alan L. Miller
     Chief Financial Officer



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