Form 10-Q
period 2006-01-31
FREQUENCY ELECTRONICS INC
filed 2006-03-17
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period ended January 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2006 - 8,551,527

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information:                                        Page No.

 Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         January 31, 2006 and April 30, 2005                              3-4

     Condensed Consolidated Statements of Operations
         Nine Months Ended January 31, 2006 and 2005                       5

     Condensed Consolidated Statements of Operations
         Three Months Ended January 31, 2006 and 2005                      6

     Condensed Consolidated Statements of Cash Flows
         Nine Months Ended January 31, 2006 and 2005                       7

     Notes to Condensed Consolidated Financial Statements                 8-11

 Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   12-18

 Item 3- Quantitative and Qualitative Disclosures about Market Risk       18

 Item 4- Controls and Procedures                                         18-19


Part II.  Other Information:

 Items 1, 2, 3, 4 and 5 are omitted because they are not applicable

 Item 6 - Exhibits                                                        19

 Signatures                                                               20

 Exhibits                                                                21-24

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                    January 31,       April 30,
                                                       2006             2005
                                                       ----             ----
                                                   (UNAUDITED)        (NOTE A)
                                                           (In thousands)

ASSETS:

Current assets:

 Cash and cash equivalents                          $  4,166          $  6,701

 Marketable securities                                22,161            23,532

 Accounts receivable, net of allowance
   for doubtful accounts of $282 at
   January 31, 2006 and $172 at April 30, 2005        14,850            12,728

 Inventories                                          23,445            22,948

 Deferred income taxes                                 3,057             2,269

 Prepaid expenses and other                            1,154             1,362
                                                    --------          --------

        Total current assets                          68,833            69,540

Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                        6,187             6,770

Deferred income taxes                                 2,710             2,644

Cash surrender value of life insurance                6,198             5,838

Goodwill and other Intangible assets, net               533               591

Other assets                                          3,427             2,991
                                                    -------           -------

           Total assets                             $87,888           $88,374
                                                    =======           =======














                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                                    January 31,        April 30,
                                                       2006             2005
                                                       ----             ----
                                                    (UNAUDITED)       (NOTE A)
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Short-term credit obligations                      $ 1,000         $     -
  Accounts payable - trade                             2,082           1,896
  Accrued liabilities and other                        4,021           3,912
  Income taxes payable                                 1,232           3,184
  Dividend payable                                         -             852
                                                     -------         -------
      Total current liabilities                        8,335           9,844

Deferred compensation                                  8,020           7,812
Deferred gain and other liabilities                    1,049           1,525
                                                     -------         -------

      Total liabilities                               17,404          19,181
                                                     -------         -------

Stockholders' equity:
  Preferred stock  - $1.00 par value                       -               -
  Common stock  -  $1.00 par value                     9,164           9,164
  Additional paid-in capital                          45,523          45,289
  Retained earnings                                   15,308          12,440
                                                     -------         -------
                                                      69,995          66,893
  Common stock reacquired and held in treasury
    -at cost, 616,413 shares at January 31, 2006
     and 646,709 shares at April 30, 2005             (2,511)         (2,601)
  Accumulated other comprehensive income               3,000           4,901
                                                     -------         -------
      Total stockholders' equity                      70,484          69,193
                                                     -------         -------
      Total liabilities and stockholders' equity     $87,888         $88,374
                                                     =======         =======












                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                   2006               2005
                                                   ----               ----
                                            (In thousands except per share data)

Net sales                                        $37,668           $43,266
Cost of sales                                     24,011            28,537
                                                 -------           -------
        Gross margin                              13,657            14,729

Selling and administrative expenses                8,154             8,759
Research and development expenses                  4,124             4,850
                                                 -------           -------
        Operating profit                           1,379             1,120

Other income (expense):
     Investment income                             2,951             1,219
     Equity in Morion                                423               225
     Interest expense                                (83)             (248)
     Other income, net                               928                29
                                                 -------           -------

Income before minority interest and
     provision for income taxes                    5,598             2,345

Minority interest in loss of
    consolidated subsidiary                            -                (1)
                                                 -------           -------

Income before provision for income taxes           5,598             2,346

Provision for income taxes                         1,876               830
                                                 -------           -------

     Net income                                  $ 3,722           $ 1,516
                                                 =======           =======


Net income per common share
     Basic                                       $ 0.44            $ 0.18
                                                 ======            ======
     Diluted                                     $ 0.43            $ 0.17
                                                 ======            ======

Average shares outstanding
     Basic                                      8,530,926         8,473,679
                                                =========         =========
     Diluted                                    8,668,685         8,682,099
                                                =========         =========








                See accompanying notes to consolidated condensed
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                   2006               2005
                                                   ----               ----
                                            (In thousands except per share data)

Net sales                                         $15,113            $11,222
Cost of sales                                       9,651              7,529
                                                  -------            -------
        Gross margin                                5,462              3,693

Selling and administrative expenses                 3,077              2,567
Research and development expense                    1,173              2,025
                                                  -------            -------
        Operating profit (loss)                     1,212               (899)

Other income (expense):
     Investment income                                285                390
     Equity in Morion                                 194                 97
     Interest expense                                 (24)               (97)
     Other income (expense), net                      161                (29)
                                                  -------            -------
Income (Loss) before provision (benefit)
     for income taxes                               1,828               (538)

Provision (Benefit) for income taxes                  580               (170)
                                                  -------            -------
        Net income (loss)                         $ 1,248            $  (368)
                                                  =======            =======

Net income (loss) per common share
        Basic                                     $ 0.15             $(0.04)
                                                  ======             ======
        Diluted                                   $ 0.14             $(0.04)
                                                  ======             ======

Average shares outstanding
        Basic                                    8,541,519          8,499,274
                                                 =========          =========
        Diluted                                  8,674,434          8,499,274
                                                 =========          =========








                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)


                                                        2006             2005
                                                        ----             ----
                                 (In thousands)

Cash flows from operating activities:
  Net income                                          $ 3,722          $ 1,516
  Non-cash charges to earnings                         (1,346)           2,387
  Net changes in other assets and liabilities          (4,224)            (113)
                                                      -------          -------
Net cash (used in) provided by operating activities    (1,848)           3,790
                                                      -------          -------

Cash flows from investing activities:
  Payment for acquisitions                               (103)            (974)
  Proceeds from sale of marketable securities          12,818            3,525
  Purchase of marketable securities                   (11,518)          (4,905)
  Purchase of fixed assets                             (1,260)          (1,140)
  Other - net                                               -               70
                                                      -------          -------
Net cash used in investing activities                     (63)          (3,424)
                                                      -------          -------

Cash flows from financing activities:
  Proceeds from short-term credit obligations           1,000            1,547
  Payment of cash dividend                             (1,706)          (1,692)
  Payment on long-term obligations                         (9)          (1,954)
  Other - net                                              26              174
                                                      -------          -------
Net cash used in financing activities                    (689)          (1,925)
                                                      -------          -------

Net decrease in cash and cash equivalents
  before effect of exchange rate changes               (2,600)          (1,559)

Effect of exchange rate changes
  on cash and cash equivalents                             65              255
                                                      -------          -------

  Net decrease in cash                                 (2,535)          (1,304)

  Cash at beginning of period                           6,701            5,699
                                                      -------          -------

  Cash at end of period                               $ 4,166          $ 4,395
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2006 and the results of its operations and cash flows for the nine and three months ended January 31, 2006 and 2005. The April 30, 2005 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2005 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                        Nine months              Three months
                                        -----------              ------------
                                               Periods ended January 31,
                                    2006         2005          2006        2005
                                    ----         ----          ----        ----
Basic EPS Shares outstanding
  (weighted average)             8,530,926    8,473,679     8,541,519    8,499,274
Effect of Dilutive Securities      137,759      208,420       132,915          ***
                                 ---------    ---------     ---------    ---------
Diluted EPS Shares outstanding   8,668,685    8,682,099     8,674,434    8,499,274
                                 =========    =========     =========    =========

     *** Dilutive securities are excluded for the three month period ended January 31, 2005 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

     The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company's common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:
                                        Nine months              Three months
                                               Periods ended January 31,
                                    2006         2005         2006         2005
                                    ----         ----         ----         ----
Outstanding Options excluded      570,550      505,550      570,550      325,550
                                  =======      =======      =======      =======

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2006 and April 30, 2005 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,686,000 and $4,138,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,393,000  and
$4,289,000 at January 31, 2006 and April 30, 2005, respectively, consist of the following:

                                          January 31, 2006       April 30, 2005
                                                      (In thousands)

 Raw materials and Component parts             $11,010              $10,353
 Work in progress                               12,435               12,595
                                               -------              -------
                                               $23,445              $22,948
                                               =======              =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E- RELATED PARTY TRANSACTION

     During the nine months ended January 31, 2006, the Company sold the remaining building formerly owned by its French subsidiary to the president of Gillam-FEI. The sale price of the building was approximately $990,000 and was based upon an independent appraisal of the building. The Company recognized a gain of approximately $680,000 on the sale.

NOTE F - -COMPREHENSIVE INCOME

     For the nine months ended January 31, 2006 and 2005 total comprehensive income was $1,821,000 and $4,507,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

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

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123 as amended by FAS 148:

                                                Nine months            Three months
                                                      Periods ended January 31,
                                            2006        2005          2006        2005
                                            ----        ----          ----        ----
                                                 (In thousands except per share data)
 Net income (loss), as reported            $3,722      $1,516        $1,248      $ (368)
 Cost of stock options, net of tax           (240)       (477)          (59)       (136)
                                           ------      ------        ------      ------
 Net income (loss)- pro forma              $3,482      $1,039        $1,189      $ (504)
                                           ======      ======        ======      ======

 Earnings (loss) per share, as reported:
    Basic                                  $ 0.44      $ 0.18        $ 0.15      $(0.04)
                                           ======      ======        ======      ======
    Diluted                                $ 0.43      $ 0.17        $ 0.14      $(0.04)
                                           ======      ======        ======      ======
 Earnings (loss) per share- pro forma
    Basic                                  $ 0.41      $ 0.12        $ 0.14      $(0.06)
                                           ======      ======        ======      ======
    Diluted                                $ 0.40      $ 0.11        $ 0.14      $(0.06)
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

NOTE H - SEGMENT INFORMATION

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

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods:

                                             Nine months              Three months
                                                    Periods ended January 31,
                                         2006          2005          2006        2005
                                         ----          ----          ----        ----
                                                        (in thousands)
  Net sales:
   Commercial Communications           $20,119       $25,436       $ 9,244     $ 5,315
   U.S. Government                       4,815         4,300         1,111         985
   Gillam-FEI                            6,206**       7,656         2,147       2,624
   FEI-Zyfer                             7,895         6,630         2,763       2,453
   less intersegment sales              (1,367)**       (756)         (152)       (155)
                                       -------       -------       -------     -------
      Consolidated sales               $37,668       $43,266       $15,113     $11,222
                                       =======       =======       =======     =======

  Operating profit (loss):
   Commercial Communications           $ 2,734**     $ 3,391       $ 1,844     $   (16)
   U.S. Government                      (1,330)         (978)         (646)       (579)
   Gillam-FEI                             (613)**     (1,215)         (185)       (376)
   FEI-Zyfer                             1,013           334           298         214
   Corporate                              (425)         (412)          (99)       (142)
                                       -------       -------       -------     -------
      Consolidated operating profit    $ 1,379       $ 1,120       $ 1,212     $  (899)
                                       =======       =======       =======     =======

     ** For the nine month period ended January 31, 2006, includes Gillam-FEI intersegment sales of $372,000 to the Commercial Communications segment for development of a wireline synchronization product for ultimate production and sale in the U.S. This amount was recorded as research and development expense of the Commercial Communications segment. In the fiscal year 2006 periods, these transactions resulted in lower operating profits in the Commercial Communications segment and reduced the reported operating loss in the Gillam-FEI segment.

                                                       (in thousands)
                                            January 31, 2006    April 30, 2005
                                            ----------------    --------------
  Identifiable assets:
      Commercial Communications                   $31,303            $26,261
      U.S. Government                               5,505              6,245
      Gillam-FEI                                   12,243             13,877
      FEI-Zyfer                                     4,876              4,796
      less intercompany balances                  (10,431)            (9,892)
      Corporate                                    44,392             47,087
                                                  -------            -------
         Consolidated Identifiable Assets         $87,888            $88,374
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

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                     Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

        "Safe Harbor" Statement under the Private Securities Litigation
                              Reform Act of 1995:

     The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

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

RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2006 and 2005 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                               Nine months           Three months
                                                     Periods ended January 31,
                                           2006         2005        2006        2005
                                           ----         ----        ----        ----
Net Sales
   Commercial Communications               53.4%        58.8%       61.2%       47.3%
   U.S. Government                         12.8          9.9         7.3         8.8
   Gillam-FEI                              16.5         17.7        14.2        23.4
   FEI-Zyfer                               21.0         15.3        18.3        21.9
   Less intersegment sales                 (3.7)        (1.7)       (1.0)       (1.4)
                                          -----        -----       -----       -----
                                          100.0        100.0       100.0       100.0
Cost of Sales                              63.7         66.0        63.9        67.1
                                          -----        -----       -----       -----
            Gross Margin                   36.3         34.0        36.1        32.9
Selling and administrative expenses        21.6         20.2        20.3        22.9
Research and development expenses          11.0         11.2         7.8        18.0
                                          -----        -----       -----       -----
            Operating Profit (Loss)         3.7          2.6         8.0        (8.0)

Other income, net & Minority interest      11.2          2.8         4.1         3.2
                                          -----        -----       -----       -----
Pretax Income (Loss)                       14.9          5.4        12.1        (4.8)
Provision (Benefit) for income taxes        5.0          1.9         3.8        (1.5)
                                          -----        -----       -----       -----
            Net Income (Loss)               9.9%         3.5%        8.3%       (3.3)%
                                          =====        =====       =====       =====

         (Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Operating Profit
----------------
           Nine months                             Three months
                        Periods ended January 31,
    2006      2005       Change            2006       2005       Change
    ----      ----       ------            ----       ----       ------
   $1,379    $1,120    $259    23%        $1,212     ($899)   $2,111   NM

     The 23% increase in operating profits for the nine months ended January 31, 2006 compared to the same period of fiscal year 2005 is the result of an improved gross margin rate and reduced selling and administrative costs and research and development expenses during fiscal year 2006. For the quarter ended January 31, 2006, the $2.1 million increase in operating profits over the same period of fiscal year 2005, is due to the 35% increase in revenues, improved gross margin and lower research and development spending partially offset by higher selling and administrative expenses, as discussed below. The Company expects fiscal year 2006 operating profits to exceed the prior year based on its revenue backlog and the cost structure currently in place.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Net income
----------
           Nine months                           Three months
                        Periods ended January 31,
    2006      2005       Change            2006       2005       Change
    ----      ----       ------            ----       ----       ------
   $3,722    $1,516   $2,206   146%       $1,248     ($368)   $1,616   NM

     The improvement in net income in the fiscal year 2006 periods is directly attributable to increased operating profits. In addition, during the nine month period ended January 31, 2006, the Company recorded an aggregate of $2.8 million in pretax gains on the sale of certain assets. During the first two quarters of fiscal year 2006, the Company realized gains of $2.1 million on the sale of certain marketable securities that were obtained upon the conversion of REIT units for the common stock of Reckson Associates Realty Corp. ("REIT stock"). (Refer to Item 2 of the Company's fiscal year 2005 Form 10-K as filed with the Securities and Exchange Commission.) In addition, in the second quarter of fiscal year 2006, the Company recorded a gain of approximately $680,000 on the sale of real property as discussed in Note E to the financial statements.

Net sales
---------                                            (in millions)

                                     Nine months                        Three months
                                                 Periods ended January 31,
                              2006      2005       Change         2006      2005       Change
                              ----      ----       ------         ----      ----       ------
Commercial Communications    $20.1     $25.4   ($5.3)  (21%)      $9.2      $5.3    $3.9    74%
US Government                  4.8       4.3     0.5    12%        1.1       1.0     0.1    13%
Gillam-FEI                     6.2       7.7    (1.4)  (19%)       2.1       2.6    (0.5)  (18%)
FEI-Zyfer                      7.9       6.6     1.3    19%        2.8       2.5     0.3    13%
Intersegment sales            (1.4)     (0.8)   (0.6)             (0.1)     (0.2)    0.1
                             -----     -----   -----             -----     -----    ----
                             $37.6     $43.2   ($5.6)  (13%)     $15.1     $11.2    $3.9    35%
                             =====     =====   =====             =====     =====    ====

     The decline in revenue for the nine month period ended January 31, 2006 compared to the same period of fiscal year 2005 is due principally to reduced capital spending in the wireless infrastructure industry as end-users delayed deployment of next-generation cellular base stations. Although revenues during the third quarter of fiscal year 2006 were higher sequentially and as compared to the same period of fiscal year 2005, they did not reach the levels attained in the first half of fiscal year 2005. This reduction directly impacted revenues in the Commercial Communications segment. Reduced telecommunications infrastructure spending in Europe similarly impacted the Gillam-FEI segment. During the third quarter of fiscal year 2006, the Commercial Communications segment recognized increased revenue from recently awarded commercial satellite orders as well as increased revenue from the wireless industry as compared to the three month period ended January 31, 2005. Additional revenue was derived from US Government programs as the Company continued work on several developmental, pre-production programs under US Government contracts. The Company's FEI-Zyfer segment, which derives approximately two-thirds of its revenues from government sources, also saw revenues increase with increased US Government buying. The Company expects fiscal year 2006 fourth quarter revenues to similarly exceed fiscal year 2005 fourth quarter revenues based on its current backlog and new bookings, principally in the commercial satellite and US Government industries.

Gross margin
------------
                 Nine months                          Three months
                                Periods ended January 31,
         2006       2005         Change         2006      2005        Change
         ----       ----         ------         ----      ----        ------
       $13,657    $14,729    ($1,072) (7%)     $5,462    $3,693    $1,769  48%

GM Rate  36.3%      34.0%                       36.1%     32.9%

     The decline in gross margin for the nine months ended January 31, 2006, compared to the same period of fiscal year 2005, is due to lower revenues and is offset by the improved gross margin rate. The improved gross margin for the third quarter of fiscal year 2006 compared to the three months ended January 31, 2005, is due to both increased sales volume and the improved gross margin rate. Variations in gross margin rates are attributable to both sales volume and product mix. In particular, the Gillam-FEI segment realized higher margins in fiscal year 2006 on certain of its network monitoring programs. This

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

improvement was offset by lower margins in the Company's US Government segment where the Company continued work on several developmental, pre-production programs under US Government contracts. Gross margin rates, while improving, are lower than the Company's target of 40%. With further increases in sales, including conversion of the US Government developmental contracts into initial low-rate production orders, the Company expects to realize improving gross margin rates in future periods.

Selling and administrative expenses
-----------------------------------
                         Nine months                          Three months
                                Periods ended January 31,
         2006       2005         Change         2006      2005        Change
         ----       ----         ------         ----      ----        ------
        $8,154     $8,759    ($605)   (7%)     $3,077    $2,567     $510   20%

     Most of the decrease in selling and administrative costs for the first nine months of fiscal year 2006 compared to the same period of fiscal year 2005 is attributable to decreased personnel costs both in terms of reduced headcount as well as smaller accruals for incentive compensation plans due to lower operating profits. Additional decreases were experienced in selling and marketing expenses, including lower sales commissions as a result of decreased sales and lower European-area marketing costs as the Company consolidated its efforts there into its Gillam-FEI subsidiary. In the three month period ended January 31, 2006, this trend was reversed. Higher revenues and profits in the fiscal 2006 period compared to the same period of fiscal year 2005, resulted in increased commission expenses and personnel costs, including incentive compensation accruals. The ratio of selling and administrative costs to net sales for the nine and three months ended January 31, 2006, were 22% and 20%, respectively, which approaches the Company's target ratio of under 20% of revenues. In the comparable fiscal year 2005 periods, the ratio of selling and administrative costs to revenues was 20% and 23%, respectively. The variations from the targeted cost ratio are directly correlated to revenue levels in each of the periods. In the last quarter of fiscal year 2006 and into fiscal year 2007, as revenues increase from the current level, the Company expects to achieve its targeted ratio of costs to net sales.

Research and development expense
--------------------------------
                 Nine months                          Three months
                                Periods ended January 31,
         2006       2005         Change         2006      2005        Change
         ----       ----         ------         ----      ----        ------
        $4,124     $4,850    ($726)   (15%)    $1,173    $2,025   ($852)   (42%)

     During the third quarter of fiscal year 2006, the Company reallocated its engineering resources from self-funded research and development to third-party funded production or development programs. In the same period of fiscal year 2005, as revenues declined from the preceding quarters, similar engineering resources became available for internal research and development activities and the Company recorded such expenses at a higher rate than had been incurred earlier in fiscal year 2005. This reallocation of resources resulted in reduced research and development spending during the nine and three month periods ended January 31, 2006 compared to the same periods of fiscal year 2005. For the fourth quarter of fiscal year 2006 and into fiscal year 2007, the Company will make additional investments to expand its US5G wireline synchronization productline; improve and miniaturize rubidium atomic clocks, develop new GPS-based synchronization products, further enhance the capabilities of its line of crystal oscillators and develop lead-free time and frequency products. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Other income (expense)
----------------------

                                 Nine months                       Three months
                                              Periods ended January 31,
                         2006      2005       Change          2006      2005       Change
                         ----      ----       ------          ----      ----       ------
Investment income       $2,951    $1,219   $1,732  142%       $285      $390    ($105)   (27%)
Equity in Morion           423       225      198   88%        194        97       97    100%
Interest expense           (83)     (248)     165   67%        (24)      (97)      73     75%
Other income (expense)     928        29      899   NM         161      ( 29)     190     NM
                        ------    ------   ------             ----      ----    -----
                        $4,219    $1,225   $2,994  244%       $616      $361     $255     71%

     The increase in investment income for the nine months ended January 31, 2006, is due to realized gains of approximately $2.1 million recorded in the first half of the fiscal year on the sale of a portion of the shares of REIT stock. Such shares were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building. Such gains were partially offset by lower interest and dividend income due to a lower level of marketable securities held by the Company as a result of the REIT stock sales. This decline is apparent during the three month period ended January 31, 2006 when no additional investment gains were realized.

     The Company began to record equity income in Morion, Inc. during the second quarter of fiscal year 2005, when the Company increased its ownership interest in Morion to 36% of Morion's outstanding shares. Accordingly, the Company changed its method of accounting from the cost to the equity method and restated prior year financial statements to reflect the appropriate accounting method. The 88% increase in equity income from Morion for the nine months of fiscal year 2006 compared to the nine months ended January 31, 2005 is due to two factors:
a) the increased profitability of Morion during the three month period ended January 31, 2006 compared to the year ago period and b) during the first five months of fiscal year 2005 the Company held only 19% of Morion's shares and equity income was recorded at this lower rate.

     The decrease in interest expense for the nine and three month periods ended January 31, 2006 resulted from a reduction in borrowings under the Company's line of credit during the fiscal year 2006 periods compared to fiscal year 2005, as well as the conversion of its REIT units to REIT stock, the impact of which is explained in the next paragraph.

     Under the provisions of sale and leaseback accounting, until the REIT units were converted, the Company's lease was accounted for as a financing. Accordingly, a portion of its prior year annual rent payments were considered interest expense. For fiscal year 2006, the Company no longer recognizes interest expense but the entire lease payment is charged to rent expense. In addition, under the caption "Other, income" the Company will recognize the remaining deferred gain from the sale and leaseback transaction. For the nine and three months ended January 31, 2006, the amount of deferred gain recognized was $265,000 and $88,000, respectively.

     During the nine months ended January 31, 2006, the Company sold the building formerly owned by the Company's French subsidiary. Following the fiscal year 2004 staffing cutbacks in this entity, the building had been largely vacant and available for sale. Upon receipt of an independent appraisal, the building was sold to the president of the Company's subsidiary, Gillam-FEI. The Company realized a gain on the sale of the building of approximately $680,000 which is included in the caption Other income. Other income and expense items included under this caption, with the exception of the deferred gain recognition and the gain on the sale of the building, are nonrecurring and generally are not significant to pretax earnings.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $60 million at January 31, 2006, which is comparable to working capital at April 30, 2005. Included in working capital at January 31, 2006 is $26.3 million of cash, cash equivalents and marketable securities. The Company's current ratio at January 31, 2006 is 8.3 to 1.

     For the nine months ended January 31, 2006, the Company used $1.8 million in cash from operating activities compared to $3.8 million provided by operations in the comparable fiscal year 2005 period. This significant decrease in cash flows is due primarily to the first quarter payment of income taxes related to the investment gains realized in the prior fiscal year as well as increases in the value of the Company's accounts receivable and inventory. Cash flow from operations for the second and third quarters of fiscal year 2006 was a positive $2.9 million. For the full fiscal year 2006, the Company expects to generate positive cash flow from operating activities.

     Net cash used in investing activities for the nine months ended January 31, 2006, was $63,000 compared to a use of cash of $3.4 million for the same period of fiscal year 2005. The principal source of cash was the sale or redemption of certain marketable securities aggregating $1.3 million, net of purchases of other marketable securities. The redemption of marketable securities was primarily to pay the corporate income taxes mentioned above. The Company also acquired capital equipment for approximately $1.3 million. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2006 are expected to be less than $2.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

     Net cash used in financing activities for the nine months ended January 31, 2006, was $689,000 compared to cash used in financing activities in the amount of $1.9 million during the comparable fiscal year 2005 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $1.7 million. During the third quarter of fiscal year 2006, the Company obtained $1.0 million from its line of credit compared to fiscal year 2005, during which the Company borrowed funds and repaid them under certain short-term debt obligations resulting in a net cash outflow of $407,000.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended January 31, 2006, the Company did not acquire any shares of its stock under this authorization.

     The  Company  will  continue  to expend  resources  to develop  and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2006, the Company has made and intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and commercial communications marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts

     At January 31, 2006, the Company's  backlog amounted to  approximately  $42
million   compared  to  $31  million  at  April  30,  2005.   Of  this  backlog,
approximately 80% is realizable in the next twelve months.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

      Contractual obligations
      -----------------------
     As of January 31, 2006                         (in thousands)

                                            Less than   1 to 3     3 to 5   More than
  Contractual Obligations         Total      1 Year      Years      Years    5 Years
  -----------------------         ------    --------    ------     ------    -------
  Operating Lease Obligations     $1,509     $  672     $  837          0          0
  Deferred Compensation            8,020*       901      1,197     $1,197     $4,725
                                  -------    ------     ------     ------     ------
  Total                           $9,529     $1,573     $2,034     $1,197     $4,725
                                  ======     ======     ======     ======     ======

     *Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $4,725 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.


                                     Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
------------------
     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $22.1 million and $20,000, respectively, at January 31, 2006. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2006, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk
---------------------
     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2006, the amount related to foreign currency exchange rates is a $3,398,000 unrealized gain. The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

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



                                     PART II

ITEMS 1, 2, 3, 4 and 5 are omitted because they are not applicable.

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


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: March 17, 2006                       BY   /s/   Alan Miller
                                             ---------------------------
                                                   Alan Miller
                                                   Chief Financial Officer
                                                   and Controller

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


  /s/   Martin Bloch                                      March 17, 2006
  -------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/   Alan Miller                                      March 17, 2006
  --------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin Bloch                                       March 17, 2006
  --------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan Miller                                           March 17, 2006
  -----------------------
     Alan L. Miller
     Chief Financial Officer



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