Form 10-K
period 2006-04-30
FREQUENCY ELECTRONICS INC
filed 2006-07-28
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended April 30, 2006

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange on
        Title of each class                                 which registered
---------------------------------------                 ------------------------
Common Stock (par value $1.00 per share)                American Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark if the registrant is a well-known  seasoned issuer,  as
defined in Rule 405 of the Securities Act.  Yes     No  X
                                                ---    ---

Indicate  by check mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes     No  X
                                                                  ---    ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

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

Large accelerated filer       Accelerated filer      Non-accelerated filer  X
                         ----                    ----                      ----

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                         ---    ---

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2005 - $60,700,000

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 24, 2006 - 8,581,625.

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about September 27, 2006.

                           (Cover page 1 of 65 pages)
                            Exhibit Index at Page 58

                                     PART I

Item 1.  Business
GENERAL DISCUSSION

    Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or the "Company") was founded in 1961 as a research and development firm in the technology of time and frequency control. Unless the context indicates otherwise, references to the Registrant or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to "FEI" are to the parent company alone and do not refer to any of the subsidiaries.

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

    The Company has identified the following major markets for its products and technology:

    (1) Commercial communication satellites- The globe is encircled by over 120 geostationary satellites used for communication, TV and video broadcasting, and data transmission. These satellites are going through a replacement cycle which will last for many years with 12 to 20 new satellites expected to be built each year.

    (2) Satellites for U.S. Government Department of Defense ("DoD") and NASA-Such satellites are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking.

    (3) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization. In the architecture of many of the cellular systems, this synchronization is obtained through oscillators provided by the Company. As more services are added and more users come online, the need for synchronization is increased.

    (4) Wireline synchronization- In the developed world, a vast infrastructure supports the wired communications networks. These networks also require significant synchronization equipment which is housed in thousands of Central Offices operated by the telephone companies. These equipments require upgrade and replacement to maintain the integrity of the wireline networks.

    (5) U.S. Government applications- In addition to DoD and NASA satellites, the U.S. Government is in need of ever more secure communication capabilities and is developing a secure radio for all branches of the military. The military is also increasing its use of unmanned aerial vehicles (UAVs) and improving the accuracy of the radar and guidance systems on all moving platforms.

    (6) Other industrial applications- (a) Remote monitoring of networks, such as power grids and gas lines, can be accomplished through the Company's LYNX SCADA system. (b) Deep earth drilling for oil and gas in harsh environments can be done more efficiently through utilization of the Company's high temperature tolerant oscillators and GPS technology.

    To address these markets, the Company has formed several corporate entities which operate under four reportable segments. (See also the section entitled REPORTABLE SEGMENTS below.)

1. Commercial Communications- The Company's space and terrestrial commercial communications products are designed, developed and manufactured by its wholly owned subsidiary, FEI Communications, Inc. ("FEIC"). FEIC was incorporated in Delaware in December 1991, as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

    Frequency Electronics, Inc. Asia ("FEI-Asia") was established in fiscal year 2002 to be the Company's Asian-based low cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets. FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

2. U.S. Government - The Company's subsidiary, FEI Government Systems, Inc. ("FEI-GSI"), was formed in fiscal year 2002 to focus on supplying the Company's technology and legacy proprietary products to the United States military and other U.S. Government agencies.

3. Gillam-FEI - The Company's Belgian subsidiary, acquired in September 2000, develops and manufactures products for wireline and network synchronization systems. Products delivered by Gillam-FEI provide essential network management and wireline synchronization for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.

4. FEI-Zyfer - Precision time and frequency generation and synchronization products that incorporate global positioning systems ("GPS") technology are manufactured by the Company's subsidiary FEI-Zyfer, Inc. ("FEI-Zyfer"), which was acquired in fiscal year 2004. FEI-Zyfer's GPS capability complements the Company's existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.

    In addition to the operating segments, the Company has made a strategic investment in Morion, Inc., a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company's equity investment in Morion permits the Company to secure a low cost source for high precision quartz resonators and crystal oscillators, many of which are based on the Company's design and development work. In September 2004, the Company increased its investment in Morion from 19.8% to 36.2% of Morion's outstanding shares. Accordingly, the Company changed its method of carrying the Morion investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. In addition, certain amounts in prior period financial statements have been adjusted for the retroactive application of the equity method since the inception of the Company's investment in Morion.

FISCAL 2006 and 2005 SIGNIFICANT EVENT

    Real Estate Transactions

    During the fourth quarter of fiscal year 2005, the Company recorded a gain of $4.6 million related to the conversion of its real estate operating partnership units into shares of Reckson Associates Realty Corp. common stock ("REIT stock"). This gain reflects the currently realizable portion related to the fiscal year 1998 sale and leaseback of the Company's building to Reckson Operating Partnership, LP. (See Item 2. Properties and Note 6 to the accompanying consolidated financial statements.) Subsequent to the conversion, the Company sold all of the REIT stock and realized additional gains of approximately $2.1 million in fiscal year 2006 and $2.3 million in fiscal year 2005. As a result of the fiscal year 2005 gains, the Company also accrued a contractually mandated incentive compensation expense of $416,000, which amount is included in operating expenses in that year. In addition to the gains indicated above, another $1.3 million gain was deferred and will be recognized over the remaining term of the Company's building lease in accordance with the accounting provisions for sale and leaseback transactions. During fiscal year 2006, the Company recognized $353,000 as income from the amortization of the deferred gain.

REPORTABLE SEGMENTS

    The Company operates under four reportable segments, primarily aligned with its geographical locations: (1) Commercial Communications; (2) U.S. Government;
(3) Gillam-FEI; and (4) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.

    The products for the Commercial Communications segment are principally marketed to wireless communications networks and to the commercial satellite market. The operations of FEI-Asia are included in the Commercial Communications segment since it is a principal supplier of low-cost assemblies primarily used in wireless communication networks. Most product design, development and manufacturing for the Commercial Communications and U.S. Government segments is conducted in the Company's facility located in New York. The Company identified the U.S. Government business as a reportable segment based upon the more stringent regulatory environment (Federal Acquisition Regulations or "FAR") to which it is subject when dealing with U.S. Government procurement contracts versus the less restrictive commercial environment. The Gillam-FEI segment designs, develops and manufactures products for wireline and network synchronization. Its products are currently sold to non-U.S. customers and its US5G system has recently been introduced to the domestic US market. The FEI-Zyfer segment designs and manufactures products which incorporate GPS technologies. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

    During fiscal years 2006, 2005 and 2004 approximately 56%, 57% and 56%, respectively, of the Company's sales were from products sold by the Commercial Communications segment. For the years ended April 30, 2006, 2005, and 2004, sales of the U.S. Government segment accounted for approximately 12%, 10%, and 14%, respectively, of the Company's sales. Sales by Gillam-FEI were approximately 17%, 23% and 24% of fiscal years 2006, 2005 and 2004 revenues, respectively. In fiscal years 2006, 2005 and 2004, sales for the FEI-Zyfer segment were 19%, 16% and 13% of consolidated revenues, respectively. Sales information for the Commercial Communications, U.S. Government, Gillam-FEI, and FEI-Zyfer markets during each of the last five years is set forth in Item 6 (Selected Financial Data).

    Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2006, 2005 and 2004, foreign sales comprised 35%, 50% and 54%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

COMMERCIAL COMMUNICATIONS SEGMENT:

    The Company provides precision time, frequency and synchronization products that are found in ground-based communication stations and commercial satellites. The Company has made a substantial investment in research and development to apply its core technologies to commercial markets. Revenues for this segment have varied considerably over the past seven fiscal years, based on infrastructure spending patterns by wireless telecommunication companies and demand for new commercial satellites. Over this seven-year time frame, the Company initially experienced accelerated growth in wireless infrastructure revenues followed by a "telecom trough" in fiscal years 2002 and 2003. Accelerated growth began again in late fiscal year 2004 and continued through early fiscal year 2005, to be followed by another slow down into the first two quarters of fiscal year 2006. The Company believes that the wireless industry provides a large opportunity for future sales growth but the timing of any growth will be based on capital spending decisions by domestic and worldwide telecommunications companies. The Company also expects to generate substantial revenues from deployment of new and replacement commercial satellites.

    Terrestrial Communications

    The development of new and enhanced technologies will bring expanded and more reliable telecommunications services to the public. As digital cellular systems and PCS networks grow they require more base stations to meet the demand for better connectivity, higher data rates and dependable high quality for cell phone service. Cellular infrastructure integrators and original equipment manufacturers, consisting of some of the world's largest telecommunications companies, are building out existing networks even as they develop new technologies for future systems. These new technologies include advances such as EDGE (Enhanced Data rates for Global Evolution), 3G (3rd Generation) and others, that can provide not only improved voice connectivity but also Internet, video and data transmission.

    Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch. Network operators are in the process of converting older networks from analog to digital technology and enhanced systems such as CDMA (Code Division Multiple Access). These upgrades require more precise frequency control at the base stations to achieve a higher dependability and quality of services.

    With increased demand for wireless services on limited bandwidth, the requirement for precise timing to ensure system-wide synchronization becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, temperature-stable atomic "clock" as well as temperature-stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA (Code Division Multiple Access), TDMA (Time Division Multiple Access), UMTS (Universal Mobile Telecommunications System) or GSM (Global System for Mobile Communications) or a hybrid of these systems, timing to ensure signal synchronization is essential.

    Over the past five years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed a new, state-of-the-art signal synchronization unit identified as the US5G. This unit is intended to provide synchronization for wireline networks within the United States where approximately 35,000 "shelves" are located in 25,000 Central Offices around the country. The current equipment in these Central Offices is old and in need of upgrade or replacement. The Company's US5G unit is currently in the validation phase at two of the Regional Bell Operating Companies ("RBOC") and the Company anticipates initial U.S. sales of this product during fiscal year 2007.

    Commercial Space

    The commercial use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers. This requires more precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems, and many of the Company's other space assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company's own instruments and as stand-alone products for space applications. The Company's oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Newly developed frequency generation synthesizers, distribution amplifiers and up/down converters and receivers have augmented the Company's product offerings and positioned the Company to provide a greater share of a typical satellite's payload. Commercial satellite programs such as Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company's space-qualified products.

U.S. GOVERNMENT SEGMENT:

    In the years ahead, the U.S. Government's Department of Defense will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System, are examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company's product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

    In addition to space-based programs, the Company's proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. The Company has recently developed a low-g (gravity) sensitivity oscillator which offers a 100-fold improvement in accuracy for guidance and targeting systems. The Company has demonstrated the functionality of its oscillators on over a dozen U.S. Government platforms and anticipates that many of these programs will be a source of substantial future revenue. Products are built in accordance with DoD standards and are in use on many of the United States' most sophisticated military aircraft, satellites and missiles.

    The Company's sales on U.S. Government programs are generally made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are on a negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

    Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. From time to time, the Defense Contracts Audit Agency ("DCAA") audits the Company's accounts with respect to these contracts. The Company is not aware of any basis for recovery with respect to past certificates.

    All U.S. Government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government. In the event of such termination, the Company is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations.

GILLAM-FEI SEGMENT:

    Gillam-FEI extends the Company's competencies into wireline synchronization, network management, and specialized test equipment. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecommunications operators. Gillam-FEI is among the world leaders in the field of wireline synchronization technology, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI's major customers. With the development of the US5G unit for the Commercial Communications segment and the U.S. market, Gillam-FEI also developed a state-of-the-art US5Ge unit and ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.

    Network management systems marketed under the brand name LYNX, are a flexible suite of complementary software modules that are arranged to satisfy the specific needs of telecom operators, electrical utilities, and other operators of distribution networks. The multi-task capability of the LYNX system allows operators to supervise and manage the distribution of electricity, gas, video cables, public lighting, and other networks. Deregulation of utilities, especially in Europe, has created a greater demand for the LYNX product. Major customers presently using LYNX include SIG Electrical Services of Geneva, Switzerland; Electricity Distribution Management for the city of Lausanne, Switzerland; UEM Electricity Distribution Management for the city of Metz, France; Brussels International Airport and Belgian Railways.

    Gillam-FEI's specialized test equipment is mainly targeted for the telecommunications industry.

FEI-ZYFER SEGMENT:

    FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology. FEI-Zyfer's products make use of both "in-the-clear" civil and "crypto-secured" military signals from GPS. In most cases, FEI-Zyfer's products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications. More than 60% of revenues are derived from sales where the end user is the U.S. Government. FEI-Zyfer's products are an important extension of FEI's core product line, specifically in the area of GPS capabilities.

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

    Components - The Company's key technologies utilize quartz, rubidium and cesium to manufacture precision time and frequency standards and higher level assemblies which allow the users to generate, transmit, and receive synchronous signals in order to communicate effectively, locate position accurately, secure a communications system, or guide a missile. The components class of the Company's products includes crystal filters and discriminators, surface acoustic wave resonators, and high-reliability thick and thin film hybrid assemblies for space and other applications.

    Precision quartz oscillators use quartz resonators in conjunction with electronic circuitry to produce signals with accurate and stable frequency. The Company's products include several types of quartz oscillators, suited to a wide range of applications, including ultrastable and low-g sensitivity units for moving platforms and satellite systems. These products also feature fast warm-up and low power consumption for mobile applications, including voice and data communications.

    The ovenized quartz oscillator is the most accurate of the Company's crystal oscillators. The crystal is enclosed in a temperature controlled environment called a proportional oven. The Company manufactures several varieties of temperature controlling devices and ovens.

    The voltage-controlled quartz oscillator features electronic controls for frequency stabilization or modulation, depending upon the application.

    The temperature compensated quartz oscillator is controlled using a temperature sensitive device to directly compensate for the effect of temperature on the oscillator's frequency.

    The rubidium lamp, filter and resonance cell provide the optical subassembly for the manufacture of the Company's optically pumped atomic rubidium frequency standards. The cesium tube resonator is used in the manufacture of the Company's cesium primary standard atomic clocks.

    High reliability hybrid assemblies are manufactured in thick and thin film technologies for applications from DC to 44 GHz. These hybrids are used in manufacturing the Company's products and also supplied directly to customers, for use in space and other high reliability systems.

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

    The quartz frequency standard is an electronically controlled solid-state device which utilizes a quartz crystal oscillator to produce a highly stable output signal at a standardized frequency. These frequency standards are used in communications, guidance and navigation and time synchronization systems. The Company's products also include a precision frequency standard with battery back-up and memory capability enabling it to remain in operation if a loss of power has occurred.

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

    The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency several orders of magnitude more accurate and stable than other types of quartz frequency generators. The Company's atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and digital timing for systems use. The atomic standard manufactured by the Company is a primary standard, capable of producing time accuracies of better than one second in several hundred thousand years.

    As the demands on communications systems increase, the requirement for precise frequency signals to drive a multitude of electronic equipment is greatly expanded. To meet this growing requirement, the Company manufactures a distribution amplifier which is an electronically controlled solid-state device that receives a base frequency from a frequency standard and provides multiple signal outputs of the input frequency. A distribution amplifier enables many items of electronic equipment in a single facility, aircraft or ship to receive a standardized frequency and/or time signal from a quartz, rubidium or cesium atomic standard.

    Systems - The systems portion of the Company's business includes manufacturing and integrating selections of its specialized components into higher level subsystems and systems that meet customer-defined needs. The Company has a unique knowledge and demonstrated capability to interface these technologies and experience in applying them to a wide range of systems. The systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.

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

    For the wireline industry, the Company integrates its core components with other electronic modules into high-level platforms that provide a total synchronization solution. These signal synchronization units ("SSUs") are designed and manufactured by Gillam-FEI. SSUs are inserted into digital telecommunication networks and provide reliable synchronization for proper operation of the network. The systems are primarily sold to telecommunication operators and vary from a few SSUs for a simple network to hundreds of units for complex networks. For operators of distribution networks such as electrical utilities and telecommunications operators, the Company offers the LYNX system--a flexible suite of complementary software modules that are distinctively combined to satisfy the requirements of the users. With the advent of digital broadband transmission technologies, reliable synchronization has become the Quality of Service for telecommunications operators world-wide.

    For the space and defense sectors the Company combines its core products in a wide range of diverse applications that provide systems for space and ground based communications, space exploration, satellite tracking stations, satellite-based navigation and position location, secure communication, submarine and ship navigation, calibration, and electronic counter-measures applications. These time and frequency control systems can provide up to quadruple redundancy to assure operational longevity and dependability. The past experience of major contactors in these sectors has led satellite integrators to outsource increasing amounts of these systems to highly qualified producers who have validated their capabilities through extensive successful participation in past defense and space programs. Historically, the Company ranks among the top producers in this category.

    The Company's subsidiary, FEI-Zyfer, manufactures products incorporating GPS technology by utilizing GPS signals to provide required performance in conjunction with precision time and frequency information. These systems and subsystems are used in secure government programs such as SAASM (Selective Acquisition Anti-spoofing Module) and commercial communications and other applications.

    The GPS expertise of FEI-Zyfer has been joined with the technological capabilities and experience of the Commercial Communications segment in building crystal oscillators for harsh environments, to jointly develop a new system to be utilized to enhance seismic data in deep earth and other exploratory drilling for natural resources.

BACKLOG

    As of April 30, 2006, the Company's consolidated backlog amounted to approximately $36 million (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2007. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

    The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. customers, including the revenues of its overseas subsidiaries, totaled approximately 35%, 50% and 54% of net sales in fiscal years 2006, 2005 and 2004, respectively.

    The Company's products are sold to both commercial and governmental customers. For the years ended April 30, 2006, 2005 and 2004, approximately 25%, 20% and 21%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

    The Company's consolidated sales for each of the years ended April 30, 2006, 2005 and 2004 included sales to Motorola Corp. ("Motorola") of approximately $6.8 million, $15.5 million and $16.1 million, respectively. These amounts represent 13%, 28% and 32%, respectively, of consolidated sales for each of those years. Lucent Technologies ("Lucent") accounted for $7.4 million, $6.5 million and $5.5 million of revenues in fiscal years 2006, 2005 and 2004 or 14%, 12% and 11%, respectively, of consolidated sales. In fiscal year 2006, revenues from Space Systems/Loral ("SS/L") were $8.2 million or 16% of consolidated sales.

    During the three years ended April 30, 2006, sales to Motorola and Lucent were made by the Company's Commercial Communications segment, accounting for 48% in fiscal year 2006, 70% in fiscal year 2005 and 76% in fiscal year 2004 of that segment's total sales. Fiscal year 2006 sales by the Commercial Communications segment to SS/Loral were 28% of the segment's total sales.

    Fiscal year 2006 revenues in the U.S. Government segment included sales to four customers, Northrop Grumman Corporation ("Northrop"), Raytheon Missile Systems, Inc. ("Raytheon"), BAE Systems Aerospace, Inc. ("BAE"), and the Air Force Space and Missile Center, which accounted for 82% of that segment's sales. For fiscal years 2005 and 2004, Northrop, Raytheon, BAE and Lockheed Martin, accounted for 87% and 85%, respectively, of total segment sales.

    During fiscal years 2006, 2005 and 2004, France Telecom and Belgacom were major customers of the Gillam-FEI segment. These European telecommunication companies accounted for 41%, 59% and 31%, respectively, of the segment's revenues in those fiscal years.

    In fiscal year 2006, Computer Sciences Corporation ("CSC") and L-3 Communications accounted for 20% of revenues in the FEI-Zyfer segment; in fiscal year 2005, Northrop and CSC accounted for 21% of the revenues in the FEI-Zyfer segment; and in fiscal year 2004, General Dynamics accounted for 19% of the revenues in the FEI-Zyfer segment.

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

    The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2006, 2005 and 2004, the Company expended $6.3 million, $6.8 million and $5.3 million of its own funds, respectively, on such research and development activity. (See also
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2007, the Company is targeting to spend approximately $6.0 million on research and development in similar areas. The actual amount spent will depend on market conditions and identification of new opportunities.

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

EMPLOYEES

    The Company employs approximately 425 persons worldwide. None of the U.S. employees are represented by labor unions, while in Europe approximately five employees in one facility are represented by a French labor union.

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

      Joseph P. Franklin, age 72, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

      Martin B. Bloch, age 70, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company's President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

      Markus Hechler, age 60, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company's subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

      Steven Strang, age 42, was named President of FEI-Zyfer, Inc., effective May 1, 2005. Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

      Hugo Fruehauf, age 67, became an officer of the Company when the net assets of Zyfer, Inc. were acquired in May 2003. Effective May 1, 2005, Mr. Fruehauf was named Chief Technical Officer of the Company. Mr. Fruehauf served as CEO and CTO of Zyfer, Inc. for 6 years. Prior to joining Zyfer, Mr. Fruehauf was vice president of Alliant Techsystems from 1995 to 1997 and from 1982 to 1995 was president of Datum-Efratom and its predecessor, Ball-Efratom.

      Charles S. Stone, age 75, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

      Leonard Martire, age 69, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.

      Oleandro Mancini, age 57, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

      Thomas McClelland, age 51, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

      Alan Miller, age 57, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

      Harry Newman, age 59, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.


Item 1A. Risk Factors

    In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company's business. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition, or results of operations.

   A variety of factors may cause the price of the Company's stock to be volatile.

    In recent years, the stock market in general, and the market for shares of technology companies in particular, including Frequency Electronics, have experienced price fluctuations. For example, for fiscal year 2006, the price of the Company's Common Stock ranged from a closing high of $14.20 to a closing low of $10.00. The market price of the Company's Common Stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to its performance. The Company believes that fluctuations of its stock price may be caused by a variety of factors, including:

      o     fluctuations in the Company's operating results;

      o announcements of technological innovations, new commercial products or other developments by the Company or its competitors;

      o     published reports by securities analysts;

      o     general market conditions, general economic conditions;

      o announcements by the Company or its competitors of significant acquisitions, strategic partnerships or joint ventures;

      o     the Company's cash position and cash commitments;

      o     additions or departures of key personnel;

      o     sales or purchases of the Company's Common Stock in the marketplace;

      o an outbreak of hostilities, diseases, natural disasters or terrorism;

      o     developments in patents or other intellectual property rights; and

      o developments in the Company's relationships with customers and suppliers.

   If the Company fails to keep pace with rapid technological change and evolving industry standards, its products could become less competitive or obsolete.

   The markets for the Company's products are characterized by technological change, new product introductions, changes in customer requirements and evolving industry standards. The Company may cease to be competitive if it fails to timely introduce new products or product enhancements that address these factors. To continue to introduce new products and product enhancements on a timely basis, the Company must:

      o identify emerging technological trends in the Company's target markets;

      o accurately define and design new products or product enhancements to meet market needs;

      o develop or license the underlying core technologies necessary to create new products and product enhancements; and

      o respond effectively to technological changes and product introductions by the Company's competitors.

   If the Company fails to timely identify, develop, manufacture, market or support new or enhanced products successfully, its competitors could gain market share or its new or enhanced products might not gain market acceptance.

   Delays in the development of new or enhanced products could harm the Company's operating results and its competitive position.

   The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in the Company's industry. If the Company fails to timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new or enhanced product, its operating results could suffer. Product development delays may result from numerous factors, including:

      o     changing product specifications and customer requirements;

      o     unanticipated engineering complexities;

      o difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

      o difficulties in allocating engineering resources and overcoming resource limitations; and

      o     difficulties in hiring and retaining necessary technical personnel.

   The Company faces uncertainty relating to economic conditions affecting its customers.

   The Company faces uncertainty in the degree to which the current global economic climate will affect the rate of growth for its existing and potential customers. In particular, the timing and magnitude of capital spending by international telecommunications companies, including those in China, will materially impact the Company's business. Frequency Electronics may experience instances of customers delaying or deferring orders and longer lead times to close sales. Similarly, spending on U.S. Government programs is determined by the annual defense department budget. To the extent that support for the liberation and rebuilding of Iraq takes precedence, funding for certain Department of Defense programs may be delayed or significantly reduced in the near term. Such delays can have a materially negative impact on the Company's business, its operating results and financial condition.

   The Company faces competition. Its inability to remain competitive in the industry would adversely affect the Company's ability to maintain its current sales and growth.

   The Company experiences competition in all areas of its business. Frequency Electronics competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or other extreme hostile environments, prompt and responsive contract performance, technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. For its high precision products, the Company has few competitors, but for lower precision components, the Company faces significant competition from a number of suppliers. Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs. If its competitors develop more accurate or reliable products, or otherwise improve their products, Frequency Electronics could experience a decline in its sales or loss of market acceptance of its products.

   With respect to the Company's instruments and systems, it competes with Hewlett-Packard Company, Symmetricom, Inc, E. G. and G., Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. Frequency Electronics' principal competition for space products is the in-house capability of its major customers.

   The Company's reliance on third parties could materially adversely affect its business.

   In recent years, the Company has outsourced certain component manufacturing processes to third parties and more recently to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. Any unanticipated changes in such third parties' ability to perform the component manufacturing processes or any delay in such manufacturing could materially adversely affect the Company's business, financial condition and operating results.

   The Company's executive officers and certain key personnel are critical to its business.

   The Company's future success is dependent upon the contributions of its senior corporate management team, particularly Martin Bloch, President and Chief Executive Officer, who has been with the Company since 1961, Markus Hechler, Executive Vice President, who has been with the Company since 1967, Oleandro Mancini, Vice President of Business Development, who has been with the Company since 2001 and certain other key employees. If Messrs. Bloch, Hechler and Mancini no longer serve in their positions, the Company's business, financial conditions and results of operation could be substantially adversely affected.

   The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire personnel over time. The Company's business, financial conditions and results of operation could be substantially adversely affected by its inability to attract and retain skilled employees.

   Economic, political and other risks associated with international sales and operations could adversely affect sales.

   Because the Company sells its products worldwide, its business is subject to risks associated with doing business internationally. The Company recognized 35% of its revenue from sales to end-users in countries located outside of the United States in the fiscal year ended April 30, 2006. The Company anticipates that revenue from international operations will continue to represent a substantial portion of its revenue. In addition, several of the Company's manufacturers' facilities and suppliers are located outside the United States of America. Accordingly, the Company's future results could be harmed by a variety of factors, including:

      o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

      o     tariff and trade policies;

      o export license requirements and restrictions of the export of technology;

      o     import regulations;

      o     domestic and foreign tax policies;

      o     foreign governmental regulations;

      o     difficulty in staffing and managing widespread operations;

      o     ongoing health epidemics (e.g., Bird Flu);

      o     fluctuations in foreign currency exchange rates;

      o     stability of international monetary conditions;

      o     differing labor regulations;

      o political unrest, war, actual or threatened acts of terrorism, other international conflicts and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures which may cause significant disruption to commerce worldwide;

      o     differing protection of intellectual property; and

      o     unexpected changes in regulatory requirements.

   The Company's products may contain defects that cause it to incur significant corrective costs, divert its attention from product development efforts and result in a loss of customers.

   Highly complex products such as the Company's high-technology frequency, timing and synchronization products may contain defects when they are installed in its customers' systems. If any of the Company's products contain defects or have reliability, quality or compatibility problems, its reputation may be damaged and customers may be reluctant to buy its products. In addition, these defects could interrupt or delay sales. The Company may have to invest significant capital and other resources to alleviate these problems. If any problem remains undiscovered until after the Company has commenced production of a new product, it may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against the Company by its customers or others. In addition, these problems may divert the Company's technical and other resources from other development efforts.

   If the Company fails to manage its operations effectively, its business could suffer.

   The Company's ability to offer products and implement its business plan successfully in a rapidly evolving market requires effective planning and management. Failure by the Company's management or personnel to properly allocate resources to meet its current and existing needs as well as unforeseen complications and inefficiencies in planning its operations can adversely impact the morale of the Company's personnel and lead to further complications and operational inefficiencies. If this were to occur, the Company's profitability or financial position could be negatively impacted and its operating results could suffer.

   Claims that the Company infringed third-party intellectual property rights could result in significant expenses or restrictions on its ability to sell its products.

   Although the Company's industry is not characterized by frequent claims or litigation regarding patent rights, the Company cannot be certain that its products do not or will not infringe issued patents or the intellectual property rights of others. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and the Company may not be aware of filed patent applications that relate to its products or technology. If patents are later issued in connection with these applications, the Company may be liable for infringement. Periodically, other parties, including some of the Company's competitors, may assert patent, copyright and other rights to technologies in various jurisdictions that are important to its business. Any claims asserting that the Company's products infringe or may infringe the rights of third parties, including claims arising through its contractual indemnification of its customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of the Company's technical and management personnel, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.

   At present, the Company does not believe that its products infringe any other party's intellectual property rights in any way that would have a material adverse effect on the Company's operations. However, if any material claims do arise and if these claims cannot be resolved through a license or similar arrangement, the Company could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, the Company could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management time and attention from the Company's business.

   Any failure to protect the Company's intellectual property adequately may significantly harm its business.

   The Company protects its proprietary processes, software, know-how and other intellectual property and related rights through copyrights, patents, trademarks and the maintenance of trade secrets, including entering into confidentiality agreements. The Company's success and ability to compete depends in part on its proprietary technology. However, the Company cannot provide any assurance that other companies will not develop technologies that are similar to its technology. Although the Company has patent applications pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged or invalidated, or may not provide the Company with a significant competitive advantage. Despite the Company's efforts to protect its intellectual property rights, existing laws in the United States of America and in differing international jurisdictions and its contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology. Third parties may breach confidentiality agreements or other protective contracts with the Company and it may not be able to enforce its rights in the event of these breaches.

   Monitoring unauthorized use of the Company's products is difficult and may be expensive, and the Company cannot be certain that the steps it has taken will prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect the Company's proprietary rights as fully as in the United States of America. The Company may be required to spend significant resources to protect its intellectual property rights, including pursuing remedies in court. Frequency Electronics may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against it. In the future the Company may not be able to detect infringements and may lose its competitive position in its markets before it does so. In addition, competitors may design around the Company's technologies or develop competing technologies. The laws of other countries in which the Company markets its products might offer little or no effective protection of its proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of the Company's proprietary technology could enable third parties to benefit from its technology without payment, which could significantly harm the Company's business. The Company's failure to enforce and protect its intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm its business. Furthermore, the Company may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against it.

   Future sales of substantial amounts of the Company's common stock by it or by its existing stockholders could cause the Company's stock price to fall.

   Additional equity financings or other share issuances by the Company could adversely affect the market price of its Common Stock. Sales by existing stockholders of a large number of shares of Frequency Electronics' Common Stock in the public trading market (or in private transactions) such as this offering by the Selling Stockholders, or the perception that such additional sales could occur, could cause the market price of the Company's common stock to drop.

   Some of the Company's revenue is generated from a limited number of key customers and the loss of a key customer could substantially reduce its revenues.

   A large portion of the Company's sales are generated from a small number of key customers at each of the Company's segments, including, without limitation, three customers of the Commercial Communications segment, Space Systems/Loral, Lucent Technologies and Motorola Corp., which accounted for 16%, 14% and 13% of consolidated sales for fiscal 2006, respectively. In fiscal year 2006, Northrop, Raytheon, BAE and the Air Force Space and Missile Center were significant customers of the Company's U.S. Government segment; France Telecom and Belgacom were significant customers of the Company's Gillam-FEI segment; and Computer Sciences Corporation and L-3 Communications were significant customers of the FEI-Zyfer segment. The Company's top 10 customers accounted for 63% of its consolidated sales for fiscal year 2006. The Company expects that its top 10 customers in the aggregate will continue to account for a large portion of its consolidated sales in the foreseeable future, and the loss of one or more of these customers would materially harm the Company's business and operating results. The loss of a key customer could also be perceived as a loss of momentum in the Company's business and an adverse impact on its financial results, and this may cause the market price of the Company's common stock to fall.

   The Company is subject to anti-takeover provisions that could delay or prevent an acquisition of the Company

   The Company is subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of Frequency Electronics. These factors could materially adversely affect the price of the Company's common stock.

Item 1B. Unresolved Staff Comments

   Not applicable.

Item 2. Properties

    The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

           Location                Size (sq. ft.)        Own or Lease
           --------                -------------         ------------

         Long Island, NY              93,000                 Lease

         Anaheim, CA                  20,885                 Lease

         Liege, Belgium               34,000                 Own

         Chalon Sur Saone, France      5,000                 Lease

         Tianjin, China               27,000                 Lease

    The Company's facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. ("Reckson"), leasing back the space that it presently occupies.

    The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Under the terms of the lease, new office and engineering facilities for the Company were constructed at the cost of Reckson. The leased space is adequate to meet the Company's domestic operational needs which encompass the principal operations of the Commercial Communications and U.S. Government segments and also serves as the Company's world-wide corporate headquarters.

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

    When the Company completed the acquisition of Gillam-FEI it also acquired the property located in Belgium as well as a manufacturing facility in France. During fiscal year 2006, the Company sold the French building to the former president of Gillam-FEI at an appraised value of $975,000 and recognized a gain of approximately $680,000. The France sales office is now housed in a leased facility. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

    The Tianjin, China facility is the location of the Company's wholly-owned subsidiary, FEI-Asia. In late fiscal year 2005, the subsidiary acquired additional leased space within a manufacturing facility located in the Tianjin Free-Trade Zone. The lease is renewable annually with rent of $14,000 payable quarterly. The new facility is adequate for the near-term manufacturing expectations for the Company.

    The Anaheim, California facility is leased by the Company's subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in May 2007, requires monthly payments of $22,600.

Item 3. Legal Proceedings

    No material legal proceedings are pending.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal year 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Common Stock of the Company is listed on the American Stock Exchange under the symbol "FEI". The Company is in the process of listing its Common Stock on The Nasdaq Global Market. The Company anticipates that its Common Stock will continue to be traded on the American Stock Exchange through the close of business on Monday, July 31, 2006 and expects that the first day of trading of its Common Stock on The Nasdaq Global Market will be Tuesday, August 1, 2006, under the ticker symbol "FEIM."

    The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange.

            FISCAL QUARTER            HIGH SALE          LOW SALE
            --------------            ---------          --------

            2006 -

                 FIRST QUARTER         $13.75             $10.56

                 SECOND QUARTER         12.95              10.14

                 THIRD QUARTER          12.60               9.90

                 FOURTH QUARTER         14.35              11.00

            2005 -

                 FIRST QUARTER         $14.70             $11.65

                 SECOND QUARTER         13.40              10.22

                 THIRD QUARTER          16.05              12.00

                 FOURTH QUARTER         15.90               9.80

    As of July 24, 2006, the approximate number of holders of record of common stock was 600. The closing share price of the Company's stock on April 28, 2006 was $13.85. The closing share price of the Company's stock on July 24, 2006 was $11.49.

DIVIDEND POLICY

    Since 1997, the Company has adhered to a policy of distributing a cash dividend to shareholders of record as of April 30 and October 31, payable on June 1 and December 1, respectively. The Board of Directors will determine dividend amounts prior to each declaration based on the Company's financial condition and financial performance.

STOCK BUYBACK PROGRAM

    In March 2005, the Company's Board of Directors authorized a stock repurchase program for up to $5 million of the Company's outstanding common stock. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. During fiscal year 2005, the Company repurchased 6,300 shares under the buyback program, paying an average of $10.38 per share. No shares were repurchased during fiscal year 2006.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                              Number of Securities
                                                                                             Remaining available for
                                       Number of Securities to       Weighted-Average         Future Issuance under
                                       be Issued upon exercise       Exercise Price of      Equity Compensation Plans
                                       of Outstanding Options       Outstanding Options       (Excluding Securities
        Plan Category                    Warrants and Rights        Warrants and Rights     Reflected in Column (a))
--------------------------------------------------------------------------------------------------------------------
                                                 (a)                        (b)                        (c)
Equity Compensation Plans
    Approved by Security Holders              483,700                    $ 9.61                     399,000

Equity Compensation Plans Not
    Approved by Security Holders              813,237                    $12.83                           -
                                            ---------                                               -------

            TOTAL                           1,296,937                    $11.58                     399,000
                                            =========                    ======                     =======

Item 6. Selected Financial Data

    The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2006. The information has been derived from the audited financial statements of the Company for the respective periods.

                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                  ------------------------------------------
                                                                        Years Ended April 30,
                                                  2006           2005            2004            2003              2002
                                                  ----           ----            ----            ----              ----
                                                             (in thousands, except share and dividend data)
Net Sales
    Commercial Communications                    $29,491         $31,464        $28,235          $15,051          $26,663
    U.S. Government                                6,310           5,603          7,053            8,906            4,513
    Gillam-FEI                                     9,170(1)       12,599(1)      12,197(1)         8,137           11,223
    FEI-Zyfer                                     10,055           8,803          6,560                -                -
       less intersegment sales                    (2,216)(1)      (3,296)(1)     (3,939)(1)         (567)          (1,220)
                                                 -------         -------        -------          -------          -------

Total Net Sales                                  $52,810         $55,173        $50,106          $31,527          $41,179
                                                 =======         =======        =======          =======          =======
Operating Profit (Loss)                          $ 1,710         $(1,269)       $(1,646)        ($12,490)(6)      $    89(7)
                                                 =======         =======        =======          =======          =======
Net Income (Loss)                                $ 4,798(2)      $ 5,037(3)     $   320(4,5)    ($ 8,811)(5)      $ 1,378(8)
                                                ========         =======        =======          =======          =======
Average Common Shares Outstanding
                  Basic                        8,537,427       8,484,682      8,374,399        8,331,785        8,350,735
                  Diluted                      8,690,617       8,684,758      8,542,575        8,331,785        8,529,175
Earnings (Loss) per Common Share
                  Basic                          $ 0.56         $ 0.59         $ 0.04(5)       ($ 1.06)           $ 0.17
                                                 ======         ======         ======           ======            ======
                  Diluted                        $ 0.55         $ 0.58         $ 0.04(5)       ($ 1.06)           $ 0.16
                                                 ======         ======         ======           ======            ======

                  CONSOLIDATED BALANCE SHEET DATA
                  -------------------------------

Total Assets                                     $86,741        $88,374        $92,867(9)       $85,778(9)        $96,011
                                                 =======        =======        =======          =======           =======
Long-Term Obligations
      and Deferred Items                         $ 9,120        $ 9,337        $17,609          $17,903           $17,796
                                                 =======        =======        =======          =======           =======
Cash dividend declared
    per common share                             $  0.20        $  0.20        $  0.20          $  0.20           $  0.20
                                                 =======        =======        =======          =======           =======


Notes to Selected Financial Data

     (1) Includes intercompany sales to Commercial Communications segment of $0.9 million, $2.4 million and $3.5 million in fiscal years 2006, 2005 and 2004, respectively, for development of US5G product.

     (2) Includes $2.1 million from gain on the sale of REIT common shares and $680,000 from gain on the sale of a European subsidiary's former manufacturing facility.

     (3) Includes $6.9 million from gain on conversion of REIT units into REIT common shares and subsequent sale of a portion of the REIT common shares.

     (4) Includes $400,000 reversal of tax liabilities established in prior years

     (5) Includes $158,000 and $49,000, respectively, for restatement of equity income from Morion, Inc. in fiscal years 2004 and 2003, which also increased fiscal year 2004 Earnings per Common Share by $0.02 from the amount reported before restatement.

     (6) Includes goodwill impairment of $6.2 million and adjustments to inventory of $3.6 million.

     (7) Includes insurance reimbursement of $1.5 million for expenses related to certain litigation with the U.S. Government less inventory reserves and writeoffs aggregating $1.0 million.

     (8) In addition to items in (7) above, includes $300,000 investment loss for an other than temporary decline of value in a marketable security.

     (9) Total assets are restated by $207,000 for fiscal year 2004 and by $49,000 for fiscal year 2003 from amounts reported in prior fiscal years to reflect the Company's equity interest in Morion, Inc.

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

    Revenue Recognition

    Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Each month management reviews estimated contract costs. The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known. Provisions for anticipated losses on contracts are made in the period in which they become determinable.

    On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses on customer orders are made in the period in which they become determinable.

    For customer orders in the Company's Gillam-FEI and FEI-Zyfer segments or smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

    Equity-based Compensation

    Through fiscal year 2006, the Company applied the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and continues to measure compensation cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

    The following table illustrates the effect on the Company's consolidated statements of operations for the fiscal years ended April 30, had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 148:

                                          (in thousands, except per share data)

                                              2006        2005        2004
                                              ----        ----        ----
      Net Income, as reported                $4,798      $5,037       $ 320
      Cost of stock options, net of taxes      (309)       (525)       (707)
                                             ------      ------       -----
      Net Income (Loss)- pro forma           $4,489      $4,512      ($ 387)
                                             ======      ======      ======

      Income per share, as reported:
        Basic                                 $0.56       $0.59       $0.04
                                              =====       =====       =====
        Diluted                               $0.55       $0.58       $0.04
                                              =====       =====       =====

      Income (Loss) per share- pro forma
        Basic                                 $0.53       $0.53      ($0.05)
                                              =====       =====       =====
        Diluted                               $0.52       $0.52      ($0.05)
                                              =====       =====       =====

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2006, 2005 and 2004; dividend yield of 1.4%, 1.1% and 1.8%; expected volatility of 59%, 59% and 63%; risk free interest rate of 4.1%, 3.9% and 3.6%; and expected lives of six and one-half years, respectively.

RESULTS OF OPERATIONS

    The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:


                                                   2006       2005       2004
                                                   ----       ----       ----
Net Sales
    Commercial Communications                      55.8%      57.0%      56.4%
    U.S. Government                                12.0       10.2       14.1
    Gillam-FEI                                     17.4       22.8       24.3
    FEI-Zyfer                                      19.0       16.0       13.1
Less intersegment sales                            (4.2)      (6.0)      (7.9)
                                                  -----      -----      -----
                                                  100.0      100.0      100.0
Cost of Sales                                      64.8       67.1       68.9
                                                  -----      -----      -----
                       Gross Margin                35.2       32.9       31.1
Selling and Administrative expenses                20.1       21.2       22.3
Compensation Charges                                0.0        1.6        1.5
Research and Development expenses                  11.9       12.4       10.6
                                                   ----       ----       ----
            Operating Profit (Loss)                 3.2       (2.3)      (3.3)

Other Income, net & Minority Interest               9.3       15.2        3.8
Provision for Income Taxes                          3.4        3.8        0.2
                                                    ---       ----       ----
                         Net Income                 9.1%       9.1%       0.3%
                                                    ===        ===       ====

    Significant Events

    As more thoroughly described elsewhere in this Form 10-K and in the notes to the financial statements, the Company's fiscal year 2006, 2005 and 2004 results of operations were materially impacted by several specific events. During fiscal year 2006, the Company recognized gains on the sale of certain assets: $2.1 million from additional sales of shares of Reckson Associates Realty Corp. common stock ("REIT stock") (See Item 2. Properties, Note 6 to the accompanying consolidated financial statements and comments in the following paragraph) and a gain of $680,000 upon the sale of a manufacturing facility owned by one of its European subsidiaries. (See Note 7 to the accompanying consolidated financial statements.)

    During fiscal year 2005, the Company recorded a gain of $4.6 million on the conversion of its real estate operating partnership units ("REIT units") into shares of REIT stock, thus completing a transaction which was initiated in fiscal year 1998. Subsequent to the conversion, the Company sold a portion of the REIT stock and realized additional gains of approximately $2.3 million, or total pretax gains of approximately $6.9 million. As a result of these gains, the Company also accrued a contractually mandated incentive compensation expense of $416,000, which amount is included in operating expenses under the caption "Compensation Charges."

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

    Without these significant events, the Company's operating profit (loss), pre-tax income and net income would be materially different from that reported in the financial statements.

    Operating Profit (Loss)
    -----------------------
              Fiscal 2006 to Fiscal 2005          Fiscal 2005 to Fiscal 2004
            -------------------------------     -------------------------------
                                     Years ended April 30,

              2006       2005       Change         2005      2004     Change
              ----       ----       ------         ----      ----     ------
            $1,710    ($1,269)  $2,979   NM     ($1,269)  ($1,646)  $377    23%

    (NM = Not meaningful)

    For the fiscal year ended April 30, 2006, the Company realized an operating profit of $1.7 million compared to an operating loss of $1.3 million in fiscal year 2005. This substantial improvement in operating results was the result of several factors including improved gross margins, lower compensation related charges and lower discretionary spending on research and development.

    The operating loss for the fiscal year ended April 30, 2005, decreased to $1.3 million from a $1.6 million operating loss for fiscal year 2004. The improvement is attributable to the 10% year-over-year increase in sales coupled with improved gross margins but offset by higher selling and administrative costs, compensation charges and research and development expenditures. The research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales.

    Net Sales
    ---------

                                     Fiscal 2006 to Fiscal 2005                  Fiscal 2005 to Fiscal 2004
                                   --------------------------------            ----------------------------------
                                                             Years ended April 30,
                                                                 (in millions)
                                   2006      2005         Change               2005       2004         Change
                                   ----      ----         ------               ----       ----         ------
Commercial Communications          $29.5     $31.5   ($2.0)    (6%)            $31.5      $28.2    $3.2      11%
U.S. Government                      6.3       5.6     0.7     13%               5.6        7.1    (1.4)    (21%)
Gillam-FEI                           9.2      12.6    (3.4)   (27%)             12.6       12.2     0.4       3%
FEI-Zyfer                           10.0       8.8     1.2     14%               8.8        6.5     2.3      34%
Intersegment sales                  (2.2)     (3.3)    1.1                      (3.3)      (3.9)    0.6
                                  ------    ------   -----                    ------     ------   -----
                                   $52.8     $55.2   ($2.4)    (4%)            $55.2      $50.1    $5.1      10%

    For the year ended April 30, 2006, revenues of the Commercial Communications segment declined 6% primarily as a result of a 33% decrease in revenues related to wireless telecommunication infrastructure spending. This decline was partially offset by a doubling in revenues from commercial satellite projects. Revenues related to U.S. Government programs increased by 13% as the Company began new programs primarily for U.S. Government satellite programs. Revenues for Gillam-FEI (exclusive of intercompany sales of $945,000 in fiscal year 2006 and $2.4 million in fiscal year 2005 related to a research and development program) decreased by $2.0 million or 19%, as a number of wireline synchronization projects were postponed by its customers. FEI-Zyfer continued to show year-over-year improvement in revenues as the segment introduced new products and continued to solidify its position with its customer base.

    In fiscal year 2005, sales increases were experienced in three of the Company's four segments over the fiscal year 2004 results. Commercial Communications revenues increased largely on increased revenues from commercial space programs. Gillam-FEI revenues (exclusive of intercompany sales of $2.4 million in fiscal year 2005 and $3.5 million in fiscal year 2004 related to a research and development program) improved by $1.5 million (18%) of which approximately 40% is attributable to appreciation in the value of the euro to the dollar during fiscal year 2005. FEI-Zyfer's revenues continued the improvements which began in the second half of fiscal year 2004 after the Company acquired it and stabilized its operations. These sales gains were offset by a decline in revenues from U.S. Government programs as the Company worked on several smaller dollar development contracts versus higher volume production programs in prior years.

    During fiscal year 2007, based on current backlog and current proposal activity, the Company expects to again realize significant revenues from commercial and U.S. Government satellite programs. In addition, the Company's recent work on U.S. Government-sponsored development contracts and current proposal activity should generate increased revenues from U.S. Government programs such as secure radios, new communication satellites, unmanned aerial vehicles, weapons guidance systems and secure communications. The timing and magnitude of revenues from these sources is dependent on the U.S. Government's procurement and budgeting process. The expected increased revenue stream will benefit the Company's fiscal year 2007 FEI-NY segment (the combination of the Commercial Communications and U.S. Government segments) and the FEI-Zyfer segment.

    Demand for the Company's products by wireless infrastructure original equipment manufacturers, has fluctuated in recent years. Demand peaked during the Company's fourth quarter of fiscal year 2004 and through the first quarter of fiscal year 2005. This was followed by sequential declines in the subsequent quarters of fiscal year 2005 and the first half of fiscal year 2006 as end-users postponed deployment of next generation cellular base stations. The Company continues to believe, however, that the world-wide market for its synchronization products for the wireless industry, particularly in China, remains large and will grow. The Company anticipates that some of this growth will materialize during mid- to late-fiscal year 2007 which should result in increased revenues for the Commercial Communications (to become the FEI-NY) segment. In addition, the Company expects that world-wide capital spending on wireline synchronization systems will increase as older systems are upgraded or replaced. Accordingly, the Company believes future sales in the Gillam-FEI segment will increase over the level achieved in fiscal year 2006.

    Gross Margin Rates
    ------------------

                  Fiscal 2006 to Fiscal 2005                           Fiscal 2005 to Fiscal 2004
            -------------------------------------------        -------------------------------------------
                                                   Years ended April 30,

              2006           2005            Change                2005           2004          Change
              ----           ----            ------                ----           ----          ------
            $18,617        $18,160         $457     3%            $18,160       $15,577     $2,583   17%

GM Rate       35.3%           32.9%                                 32.9%         31.1%

    For the year ended April 30, 2006, gross margin improved by 3% over the prior year even though the level of sales decreased by 4% from fiscal year 2005. This result was achieved through better utilization of resources and product mix which was partially offset by developmental and technical issues that the Company experienced during fiscal year 2006 with respect to two long-term contracts.

    The gross margin rate for fiscal year 2005 improved to 33% of net sales compared to 31% in fiscal year 2004. The improvement is primarily attributable to increased revenue in fiscal year 2005 which was able to absorb a greater share of fixed costs. Gross margin improvements were partially offset by additional work required on certain space programs to address technical issues encountered at the near conclusion of these programs.

    The Company's target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements, better performance on long-term contracts and utilization of lower cost manufacturing in Russia and China. During fiscal year 2007, if revenues increase as anticipated, the Company expects to realize gross margin rates approaching its targeted rate.

    Compensation Charges
    --------------------

                  Fiscal 2006 to Fiscal 2005                           Fiscal 2005 to Fiscal 2004
            ---------------------------------------------      --------------------------------------------
                                                   Years ended April 30,

              2006           2005            Change                2005           2004          Change
              ----           ----            ------                ----           ----          ------
              $  -           $876         ($876)   NM              $876           $725       $151     21%

     Under the caption "Compensation Charges," the Company has recorded certain expenses which are defined as operating expenses which are not expected to recur.

     There were no material non-recurring expenses in fiscal year 2006.

     As indicated above, during fiscal year 2005 the Company accrued a $416,000 incentive compensation expense related to the conversion and sale of REIT units. In addition, the Company recorded a non-cash charge of $327,000 to increase the liability under its deferred compensation plan. This charge was based on updated life expectancy charts utilized by the Company's actuary. (See Note 12 to the accompanying consolidated financial statements.) The Company's Belgian subsidiary recorded an accrual for $133,000 related to litigation with a former employee.

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

    Selling and Administrative expenses
    -----------------------------------

              Fiscal 2006 to Fiscal 2005          Fiscal 2005 to Fiscal 2004
            ---------------------------------    -----------------------------
                                     Years ended April 30,

              2006       2005       Change         2005      2004     Change
              ----       ----       ------         ----      ----     ------
            $10,616    $11,719  ($1,103)  (9%)   $11,719   $11,162   $557   5%

    For the year ended April 30, 2006, selling and administrative costs declined by 9% compared to fiscal year 2005, as a result of lower compensation costs, including incentive compensation charges, reduced deferred compensation expense, lower sales commission expense and substantially reduced fees for professional and consulting services as prior year projects were concluded. These cost reductions were partially offset by increased recruiting and employee retention expenses.

    The increase in selling and administrative costs in fiscal year 2005 compared to fiscal year 2004, was a result of larger deferred compensation expense (exclusive of the charge included in "Compensation Charges"), increased salaries for support personnel, information technology consulting fees as the Company upgraded its ERP system and higher professional fees related to the Company's efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These expenses were partially offset by savings obtained from the mid-year closing of the Company's European sales office and merging those functions into the Company's Belgian subsidiary.

    As a percentage of sales, selling and administrative expenses were 20.1% in fiscal year 2006, 21.2% in fiscal year 2005 and 22.3% in fiscal year 2004. The Company targets selling and administrative expenses not to exceed 20% of consolidated sales. As revenues increase as anticipated in fiscal year 2007, the Company expects to achieve its targeted level of selling and administrative expenses.

    Research and Development expenses
    ---------------------------------

               Fiscal 2006 to Fiscal 2005          Fiscal 2005 to Fiscal 2004
            --------------------------------     ------------------------------
                                    Years ended April 30,

             2006       2005       Change         2005      2004     Change
             ----       ----       ------         ----      ----     ------
            $6,291     $6,834    ($543)  (8%)    $6,834    $5,336   $1,498  28%

    Research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales. For the year ended April 30, 2006, research and development expenditures decreased by 8% from the level of spending in fiscal year 2005. The decline resulted from decreased spending on development of the new US5G wireline synchronization product, which is near completion, but was offset by new initiatives in developing a ruggedized rubidium clock for secure military communications, enhancing and miniaturizing products for wireless communications, upgrading its GPS-based synchronization product line, and developing enhanced network monitoring equipment and software.

    Research and development expenses in fiscal year 2005 increased over fiscal year 2004 as the Company devoted significant resources to completion of its US5G unit for deployment in the U. S. and associated products for wireline synchronization, developed new hardware for space applications and further enhanced the performance of low-g (gravity) sensitivity oscillators which have broad applications in both commercial and U.S. Government systems.

    The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2007, the Company will make investments to develop related products for its new US5G wireline synchronization products and make manufacturing process improvements; invest in development of a broader range of space-based components and systems, improve and miniaturize rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of crystal oscillators. The Company's target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

    Other Income (expense)
    ----------------------

              Fiscal 2006 to Fiscal 2005          Fiscal 2005 to Fiscal 2004
            ------------------------------      ------------------------------
                                     Years ended April 30,

                   2006     2005     Change         2005    2004    Change
                   ----     ----     ------         ----    ----    ------
Investment income $3,280  $3,850   ($570)(15%)    $3,850 $2,321 $1,529   66%
Equity in Morion     634     315     319 101%        315    158    157   99%
Interest expense    (118)   (298)    180  60%       (298)  (365)    67   18%
Other, net         1,121   4,548  (3,427) 75%      4,548   (181)  4,729  NM
                   -----   -----  ------           -----   ----   -----
                  $4,917  $8,415 ($3,498)(42%)    $8,415 $1,933 $6,482  335%

    With respect to other income and expense, the principal difference between the three fiscal years is the conversion of REIT units for REIT stock in fiscal 2005 and the subsequent partial sale of these shares in fiscal years 2006 and 2005, as described above under Significant Events. (See Item 2. Properties and
Note 6 to the accompanying financial statements.)

    Investment income in both fiscal years 2006 and 2005 contained gains of $2.1 million and $2.3 million, respectively, on the sale of REIT stock. Gains on sales of other marketable securities in fiscal year 2004 were less than $600,000 by comparison. Investment income also includes interest and dividend income on marketable securities. Income from this source decreased in fiscal year 2006 since the Company no longer receives dividend income from its former investment in REIT stock. This decline was partially offset by increased interest income on a higher level of bond investments and increasing interest rates. The Company anticipates that during fiscal year 2007 it will realize lower income from investments. The primary source of income for this category will be from interest income on its bond portfolio. While more interest will be earned on rising interest rates, the Company does not anticipate realizing any substantial investment gains.

    The Company began to record equity income in Morion, Inc. during the second quarter of fiscal year 2005, when the Company increased its ownership interest in Morion to 36% of Morion's outstanding shares. Accordingly, the Company changed its method of accounting from the cost to the equity method and restated fiscal year 2004 financial statements to reflect the appropriate accounting method. The 100% increase in equity income from Morion for fiscal year 2006 over fiscal year 2005 and fiscal year 2005 compared to fiscal year 2004 is due to two factors: a) the increased profitability of Morion during the year ended April 30, 2006 compared to the year ago period and b) during the first five months of fiscal year 2005 the Company held only 19% of Morion's shares and equity income was recorded at this lower rate for that period as well as for all of fiscal year 2004.

    Interest expense for the year ended April 30, 2006, decreased as a result of the gain realized on the conversion of REIT units to REIT stock. Prior to the conversion, the financing arrangement for the sale and leaseback of the U.S. manufacturing facility was considered as debt on which interest expense was recorded. In addition, with the proceeds from the REIT stock sale, the Company repaid the outstanding balance on its credit line. The Company also incurred interest expense on and for certain deferred compensation payments which also declined in fiscal year 2006 on lower interest rates. The 18% decline in interest expense for fiscal year 2005 is due to the paydown during the year of both short-term and long-term credit obligations. The Company anticipates that interest expense in fiscal year 2007 will be approximately the same as that recorded in fiscal year 2006, depending on the trend in interest rates.

    As indicated in the Significant Events section above, in fiscal year 2006, the Company sold the building formerly owned by its French subsidiary. Following the fiscal year 2004 staffing cutbacks in this entity, the building had been largely vacant and available for sale. Upon receipt of an independent appraisal, the building was sold to the president of the Company's subsidiary, Gillam-FEI. The Company realized a gain on the sale of the building of approximately $680,000 which is included in the caption Other, net. In addition, during fiscal year 2006, the Company recognized $353,000 of income from amortization of the deferred gain from the 1998 sale of its corporate headquarters building in New York. The deferred gain is being amortized over the remaining life of the original eleven-year lease. For the year ended April 30, 2005, Other, net includes a $4.6 million gain on the conversion of the REIT units to REIT stock. (See Item 2. Properties and Note 6 to the accompanying consolidated financial statements.) This gain was offset by certain recurring, non-operating expenses. In fiscal year 2004, Other, net was an expense of $181,000 resulting primarily from certain one-time charges at the Company's French subsidiary. In future fiscal years, Other, net will include annual amortization into income of the final $942,000 deferred gain on the 1998 sale of its building. Using the straightline method over the remaining 32 months of the initial leaseback period, the Company will recognize approximately $350,000 of amortized income during fiscal year 2007. The Company anticipates that in future years other items in this category will not be significant to pretax earnings.

    Income Taxes

    The Company is subject to taxation in several countries. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate for the Company for the year ended April 30, 2006 was 28%, compared to 30% in fiscal year 2005 and 26% in fiscal year 2004. The effective rate is impacted by the income or loss of certain of the Company's European and Asian subsidiaries which are currently not taxed. In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. In fiscal year 2004, the Company reversed certain tax liabilities which had been established in prior years to cover certain tax contingencies. During fiscal year 2004, the Company's income tax returns were examined by the Internal Revenue Service and no changes were required for the years under audit. Accordingly, the tax liabilities established for the audited years were no longer required and the reversal of such tax liabilities were recorded as a tax benefit in fiscal year 2004. (See Note 13 to the Consolidated Financial Statements.)

    The Company's European subsidiaries have available net operating loss carryforwards of approximately $1.5 million to offset future taxable income. These loss carryforwards have no expiration date.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's balance sheet continues to reflect a highly liquid position with working capital of $59.8 million at April 30, 2006. Included in working capital at April 30, 2006 is $24.5 million consisting of cash, cash equivalents and short-term investments. The Company's current ratio at April 30, 2006 is 9.6 to 1.

    Net cash used in operating activities for the year ended April 30, 2006, was $2.5 million compared to cash provided by operations of $2.5 million in fiscal year 2005. The primary cause for the decrease in cash was the payment in fiscal year 2006 of approximately $3 million in income taxes on non-operating gains recorded at the end of fiscal year 2005. This payment was deferred in the prior year, contributing to positive operating cash flow in that period. The Company had anticipated generating positive cash flow in fiscal year 2006 despite the large income tax payments but was prevented from doing so due to the timing of certain milestone billings under long-term contracts. The billings and cash collection could not be made until after the end of the fiscal year, which also accounts for the growth in the Company's accounts receivable. (See Note 2 to the accompanying financial statements.)

    Net cash provided by investing activities for the fiscal year ended April 30, 2006, was $317,000. Approximately $1.6 million was generated by the sale or maturity of certain marketable securities, including REIT stock, net of purchases of other marketable securities. An additional $975,000 was received on the sale of the Company's building in France. (See Significant Events above and Note 7 to the accompanying financial statements.) During fiscal year 2006, the Company made additional investments in FEI-Zyfer and Morion, Inc. which aggregated $104,000 and acquired capital equipment of $2.1 million. Net cash provided by investing activities for the fiscal year ended April 30, 2005, was $3.6 million. Approximately $6.1 million was generated by the sale or maturity of certain marketable securities, primarily REIT stock, net of purchases of other marketable securities. The Company also made additional investments in FEI-Zyfer, Satel-FEI and Morion, Inc. which aggregated $970,000 and acquired capital equipment of $1.6 million. Net cash provided by investing activities for the fiscal year ended April 30, 2004, was $529,000. Approximately $4.4 million was generated by the sale or maturity of certain marketable securities, net of purchases. Most of this cash was used to acquire FEI-Zyfer for $2.5 million (excludes $120,000 of acquisition expenses paid in fiscal year 2003) and to provide additional working capital support for this subsidiary as indicated above. (See Note 11 to the accompanying financial statements.) Approximately $1.3 million was used to acquire additional capital equipment. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend approximately $2 million on capital equipment during fiscal year 2007. Internally generated cash will be adequate to acquire this capital equipment.

    In fiscal year 2004, the Company established a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments which earn, on average, approximately a 5.5% annual return. Rather than liquidate some of these investments to meet short-term working capital requirements, during fiscal years 2006, 2005 and 2004, the Company borrowed $1.0 million, $1.5 million and $3.2 million, respectively against the line of credit at fixed and variable interest rates between 2.39% and 5.91%. The Company must annually repay any borrowings under the line of credit on their anniversary date but may also obtain new funding up to the credit limit. In addition, the Company's European subsidiaries have available approximately $3.0 million in bank credit lines to meet short-term cash flow requirements. The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR). During fiscal year 2006, the Company repaid all outstanding debt balances such that, as of April 30, 2006, no amounts were outstanding under any lines of credit.

    During the year ended April 30, 2006, the Company used cash in financing activities in the net amount of $1.6 million. As in prior years, the principal use of cash was payment of the semi-annual dividend of $1.7 million. As indicated above, during the fiscal year the Company borrowed and repaid $1.0 million under its line of credit while $144,000 was received upon the exercise of stock options. Net cash used in financing activities in fiscal year 2005 was $5.3 million. The primary causes for this decline was payment of the Company's semi-annual cash dividend of $1.7 million and payment of $5.3 million against lines of credit offset by additional borrowings of $1.5 million. (See preceding paragraph and Note 8 to the financial statements.) Net cash provided by financing activities in fiscal year 2004 was $1.5 million. The principal source of funds was short-term financing from financial institutions in the amount of $3.4 million. Cash was used to pay the Company's semi-annual cash dividend of $1.7 million and $479,000 was used to make regularly scheduled long-term liability payments. These outflows were partially offset by the receipt of $252,000 for repayment of a stock loan and the exercise of stock options. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

    The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2007, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and commercial communications marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

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

    Contractual obligations
    -----------------------

   As of April 30, 2006


                                             Total        Less than                                      More than
       Contractual Obligations          (in thousands)      1 Year      1 to 3 Years    3 to 5 Years      5 Years
 -----------------------------------    --------------    ---------     ------------    ------------     ---------
  Long-Term Debt Obligations......          $     -         $    -        $     -           $   -         $    -
  Operating Lease Obligations                 1,634            736           778               72             48
  Deferred Compensation                       8,122*           325           342              224          7,231
                                            -------         ------        ------            -----         ------
  Total                                     $ 9,756         $1,061        $1,120            $ 296         $7,279
                                            =======         ======        ======            =====         ======


    *Deferred Compensation liability (See Note 12 in the accompanying financial statements) reflects payments due to current retirees receiving benefits. The amount of $7,231 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

    As of April 30, 2006, the Company's consolidated backlog amounted to approximately $36 million (see Item 1). Approximately 80% of this backlog is expected to be filled during the Company's fiscal year ending April 30, 2007.

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

INFLATION

    During fiscal 2006, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were $21.8 million and $37,000, respectively, at April 30, 2006. The investments are carried at fair value with changes in unrealized gains and losses, net of taxes, recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2006, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

    With its investment in Gillam-FEI and FEI-Asia, the Company is subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2006, the amount related to foreign currency exchange rates is a $3,137,000 unrealized gain.

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

                              ---------------------

The Board of Directors and Shareholders
Frequency Electronics, Inc. and Subsidiaries
Mitchel Field, New York

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the consolidated schedule listed in
Item 15(a)(2) of this Form 10-K for the years ended April 30, 2006 and 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Holtz Rubenstein Reminick LLP
---------------------------------
Holtz Rubenstein Reminick LLP
Melville, New York
July 20, 2006

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                         ------------------------------

To the Board of Directors and Stockholders of Frequency Electronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of Frequency Electronics, Inc. and Subsidiaries for the year ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10, the Company has changed its method of accounting for its investment in an entity from the cost method to the equity method for all periods presented due to an increase in the ownership of such entity in fiscal 2005.

/s/PricewaterhouseCoopers LLP
-----------------------------
Melville, New York
July 6, 2004, except for Note 10,
as to which the date is September 28, 2004

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                           Consolidated Balance Sheets

                             April 30, 2006 and 2005

                                   -----------

           ASSETS:                                                 2006               2005
                                                                   ----               ----
                                                                        (In thousands)
Current assets:
   Cash and cash equivalents                                    $  2,639            $  6,701
   Marketable securities                                          21,836              23,532
   Accounts receivable, net of allowance for
      doubtful accounts of $276 in 2006 and $172 in 2005          15,868              12,728
   Inventories, net                                               22,971              22,948
   Deferred income taxes                                           2,135               2,269
   Income taxes receivable                                            68                   -
   Prepaid expenses and other                                      1,246               1,362
                                                                --------            --------
          Total current assets                                    66,763              69,540
Property, plant and equipment, at cost,
     less accumulated depreciation and amortization                6,663               6,770
Deferred income taxes                                              2,842               2,644
Goodwill and other intangible assets                                 513                 591
Cash surrender value of life insurance                             6,318               5,838
Other assets                                                       3,642               2,991
                                                                --------            --------
         Total assets                                           $ 86,741            $ 88,374
                                                                ========            ========

           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable - trade                                    $  2,202            $  1,896
    Accrued liabilities                                            3,929               3,912
    Income taxes payable                                               -               3,184
    Dividend payable                                                 857                 852
                                                                --------            --------
           Total current liabilities                               6,988               9,844
 Deferred compensation                                             8,122               7,812
 Deferred gain and other liabilities                                 998               1,525
                                                                --------            --------
           Total liabilities                                      16,108              19,181
                                                                --------            --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock - authorized 600,000 shares
        of $1.00 par value; no shares issued                           -                   -
    Common stock - authorized 20,000,000 shares
        of $1.00 par value; issued - 9,163,940 shares              9,164               9,164
    Additional paid-in capital                                    45,688              45,289
    Retained earnings                                             15,527              12,440
                                                                --------            --------
                                                                  70,379              66,893
    Common stock reacquired and held in treasury -
        at cost (592,194 shares in 2006 and
        646,709 shares in 2005)                                   (2,437)             (2,601)
    Accumulated other comprehensive income                         2,691               4,901
                                                                --------            --------
           Total stockholders' equity                             70,633              69,193
                                                                --------            --------
    Total liabilities and stockholders' equity                  $ 86,741            $ 88,374
                                                                ========            ========

   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended April 30, 2006, 2005 and 2004

                                   -----------

                                                           2006         2005          2004
                                                           ----         ----          ----
                                                          (In thousands, except share data)

Net sales                                                $52,810       $55,173      $50,106
Cost of sales                                             34,193        37,013       34,529
                                                         -------       -------      -------
           Gross margin                                   18,617        18,160       15,577
Selling and administrative expenses                       10,616        11,719       11,162
Compensation charges                                           -           876          725
Research and development expenses                          6,291         6,834        5,336
                                                         -------       -------      -------
           Operating profit (loss)                         1,710        (1,269)      (1,646)
Other income (expense):
     Investment income                                     3,280         3,850        2,321
     Equity in Morion                                        634           315          158
     Interest expense                                       (118)         (298)        (365)
     Other, net                                            1,121         4,548         (181)
                                                         -------       -------      -------
Income before minority interest and
   provision for income taxes                              6,627         7,146          287
Minority interest in loss of consolidated subsidiary          --            (1)        (144)
                                                         -------       -------      -------
Income before provision for income taxes                   6,627         7,147          431
Provision for income taxes                                 1,829         2,110          111
                                                         -------       -------      -------
           Net income                                    $ 4,798       $ 5,037      $   320
                                                         =======       =======      =======
Net income per common share:
     Basic                                               $  0.56       $  0.59      $  0.04
                                                         =======       =======      =======
     Diluted                                             $  0.55       $  0.58      $  0.04
                                                         =======       =======      =======
Average shares outstanding:
     Basic                                              8,537,427     8,484,682    8,374,399
                                                        =========     =========    =========
     Diluted                                            8,690,617     8,684,758    8,542,575
                                                        =========     =========    =========


   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended April 30, 2006, 2005 and 2004

                                   -----------

                                                               2006         2005           2004
                                                               ----         ----           ----
                                                                       (In thousands)
Cash flows from operating activities:
   Net income                                                 $4,798       $5,037        $  320
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Deferred tax (benefit) expense                              886       (2,610)          411
     Depreciation and amortization                             1,870        2,014         2,098
     Provision for losses on accounts
       receivable and inventories                                797          771           710
     Gain on REIT conversion                                    (353)      (4,629)            -
     Gain on marketable securities and other assets, net      (2,815)      (2,169)         (618)
     Stock grant to officer                                        -            -           297
     Minority interest in loss of consolidated subsidiary          -           (1)         (144)
     Equity income from Morion                                  (634)        (315)         (158)
   Changes in assets and liabilities, exclusive of
         assets and liabilities acquired:
     Accounts receivable                                      (3,667)       2,868        (4,149)
     Inventories                                                (904)      (1,526)       (3,035)
     Prepaid and other                                            62          364          (379)
     Other assets                                               (455)        (526)         (500)
     Accounts payable trade                                      388       (1,729)        1,004
     Accrued liabilities                                         189         (118)          200
     Liability for employee benefit plans                      1,052        1,655           719
     Income taxes                                             (3,253)       3,517           975
     Other liabilities                                          (465)         (67)         (320)
                                                              ------        -----        ------
       Net cash (used in) provided by operating activities    (2,504)       2,536        (2,569)
                                                              ------        -----        ------
Cash flows from investing activities:
     Payment for acquisition                                     (84)        (135)       (2,538)
     Purchase of minority interest in manufacturing partner      (20)        (835)           --
     Purchase of marketable securities                       (11,518)      (6,393)       (6,053)
     Proceeds from sale or redemption of marketable
       securities                                             13,068       12,514        10,435
     Proceeds from sale of real property                         975           --            --
     Capital expenditures                                     (2,104)      (1,640)       (1,343)
     Other- net                                                   --           72            28
                                                              ------        -----        ------
       Net cash provided by investing activities                 317        3,583           529
                                                              ------        -----        ------


                                    Continued

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended April 30, 2006, 2005 and 2004
                                   (Continued)

                                   -----------

                                                               2006         2005           2004
                                                               ----         ----           ----
                                                                      (In thousands)
Cash flows from financing activities:
    Payment of short-term credit and
        other long-term obligations                           (1,009)      (5,264)         (479)
    Proceeds from short-term debt                              1,000        1,548         3,361
    Payment of cash dividend                                  (1,706)      (1,692)       (1,671)
    Repurchase of stock for treasury                               -          (66)            -
    Repayment of officer loan                                      -           17            99
    Exercise of stock options                                    144          177           153
                                                              ------       ------         -----
       Net cash (used in) provided by financing activities    (1,571)      (5,280)        1,463
                                                              ------       ------         -----
Net (decrease) increase in cash and cash equivalents
    before effect of exchange rate changes                    (3,758)         839          (577)

Effect of exchange rate changes on cash and
    cash equivalents                                            (304)         163           324
                                                              ------       ------         -----
Net (decrease) increase in cash and cash equivalents          (4,062)       1,002          (253)

Cash and cash equivalents at beginning of year                 6,701        5,699         5,952
                                                              ------       ------         -----

Cash and cash equivalents at end of year                      $2,639       $6,701        $5,699
                                                              ======       ======        ======
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest                                            $  118      $   303         $ 271
                                                              ======       ======        ======
         Income taxes                                         $4,204       $1,200         $ 450
                                                              ======       ======        ======

      Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

        Declaration of cash dividend, not paid                $  857       $  852        $  843
                                                              ======       ======        ======

        Acquired net assets of Zyfer, Inc.
               Accounts receivable                                --           --       $   894
               Inventory                                          --           --         1,397
               Customer Lists                                     --           --           602
               Goodwill                                           --       $   83           134
               Other current assets                               --           --            25
               Fixed assets                                       --           --           787
               Accounts payable                                   --           --          (974)
               Accrued expenses                                   --           --           (71)
                                                                  --       $   83        $2,794


   The accompanying notes are an integral part of these financial statements.

                  FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                    Years ended April 30, 2006, 2005 and 2004
                        (In thousands, except share data)


                                                                                Treasury stock                 Accumulated
                                         Common Stock    Additional               (at cost)        Other          other
                                         ------------     paid in   Retained      ---------     Stockholders' comprehensive
                                       Shares    Amount   capital   earnings   Shares    Amount    equity      income(loss)  Total
                                       ------    ------   -------   --------   ------    ------    ------      ------------  -----
Balance at May 1, 2003                9,163,940   $9,164   $43,806    $10,464  824,739   ($3,062)    ($116)        $1,502   $61,758
----------------------
Exercise of stock options                                       74             (25,300)       79                                153
Stock grant to officer                                         236             (20,000)       61                                297
Contribution of stock to 401(k) plan                           326             (41,011)      125                                451
Repayment of receivable common stock                                                                    99                       99
Cash dividend                                                          (1,680)                                               (1,680)
Increase in market value of
     marketable securities                                                                                            991       991
Foreign currency translation                                                                                          994       994
     adjustment
Net income (restated)                                                     320                                                   320
                                                                                                                           --------
Comprehensive income- 2004                                                                                                    2,305
                                      ---------  -------  --------  ---------  -------  --------   -------  -------------  --------
Balance at April 30, 2004             9,163,940    9,164    44,442      9,104  738,428    (2,797)      (17)         3,487    63,383
-------------------------
Exercise of stock options                                      109             (24,950)       68                                177
Contribution of stock to 401(k) plan                           300             (30,621)       93                                393
Repayment of receivable common stock                                                                    17                       17
Cash dividend                                                          (1,701)                                               (1,701)
Additional investment in Morion, Inc.                          438             (42,448)      101                                539
Repurchase of stock for treasury                                                 6,300       (66)                               (66)
Increase in market value of
     marketable securities                                                                                          1,018     1,018
Foreign currency translation                                                                                          396       396
     adjustment
Net income                                                              5,037                                                 5,037
                                                                                                                           --------
Comprehensive income- 2005                                                                                                    6,451
                                      ---------  -------  --------  ---------  -------  --------   -------  -------------  --------
Balance at April 30, 2005             9,163,940    9,164    45,289     12,440  646,709    (2,601)       --          4,901    69,193
-------------------------
Exercise of stock options                                       84             (19,792)       60                                144
Contribution of stock to 401(k) plan                           315             (34,723)      104                                419
Cash dividend                                                          (1,711)                                               (1,711)
Decrease in market value of
     marketable securities                                                                                         (1,390)   (1,390)
Foreign currency translation                                                                                         (820)     (820)
     adjustment
Net income                                                              4,798                                                 4,798
                                                                                                                           --------
Comprehensive income- 2006                                                                                                    2,588
                                      ---------  -------  --------  ---------  -------  --------   -------  -------------  --------
Balance at April 30, 2006             9,163,940   $9,164   $45,688    $15,527  592,194   ($2,437)  $    --         $2,691   $70,633
-------------------------             =========  =======  ========  =========  =======  ========   =======  =============  ========


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to "FEI" are to the parent company alone and do not refer to any of its subsidiaries. The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 15 for information regarding the Company's Commercial Communications (which includes the subsidiaries FEI Communications, Inc., and FEI-Asia, Inc.), U.S. Government (subsidiary FEI-Government Systems, Inc.), Gillam-FEI, and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

Marketable Securities:

     Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. Substantially all marketable securities at April 30, 2006 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Revenue and Cost Recognition:

     Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.

     On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs. Changes in job performance may result in revisions to costs and revenue and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses are made in the period in which they become determinable.

     For customer orders in the Company's subsidiaries, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results upon shipment of the product or performance of the services pursuant to terms of the customer order.

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

Equity-based Compensation:

     Through fiscal year 2006, the Company applied the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation," and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provides pro forma disclosures of net income (loss) and income
(loss) per share as if the fair value method had been applied beginning in fiscal 1996.

     The following table illustrates the effect on the Company's consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

                                                (in thousands, except per share data)

                                                  2006          2005           2004
                                                  ----          ----           ----
       Net Income, as reported                   $4,798        $5,037           $320
       Cost of stock options, net of taxes         (309)         (525)          (707)
                                                 ------        ------           ----
       Net Income (Loss)- pro forma              $4,489        $4,512          ($387)
                                                 ======        ======           ====
       Income per share, as reported:
         Basic                                    $0.56         $0.59         $ 0.04
                                                 ======        ======         ======
         Diluted                                  $0.55         $0.58         $ 0.04
                                                 ======        ======         ======
       Income (Loss) per share- pro forma
         Basic                                    $0.53         $0.53        ($ 0.05)
                                                 ======        ======         ======
         Diluted                                  $0.52         $0.52        ($ 0.05)
                                                 ======        ======         ======

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2006, 2005 and 2004; dividend yield of 1.4%, 1.1% and 1.8%; expected volatility of 59%, 59% and 63%; risk free interest rate of 4.1%, 3.9% and 3.6%; and expected lives of six and one-half years, respectively.

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

2. Accounts Receivable

     Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $4,857,000 at April 30, 2006 and $4,138,000 at April 30, 2005. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

3. Earnings Per Share

     Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

                                                  Years ended April 30,
                                         --------------------------------------
                                           2006          2005           2004
                                           ----          ----           ----
   Basic EPS Shares outstanding
      (weighted average)                 8,537,427      8,484,682     8,374,399
   Effect of Dilutive Securities           153,190        200,076       168,176
                                         ---------      ---------     ---------
   Diluted EPS Shares outstanding        8,690,617      8,684,758     8,542,575
                                         =========      =========     =========

     Options to purchase 430,500, 505,550 and 471,750 shares of common stock were outstanding during the years ended April 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

4. Inventories

     Inventories, which are reported net of reserves of $3,923,000 and $4,289,000 at April 30, 2006 and 2005, respectively, consisted of the following (in thousands):

                                                         2006           2005
                                                         ----           ----

           Raw Materials and Component Parts           $ 11,172       $ 10,353
           Work in Progress                              11,799         12,595
                                                       --------       --------
                                                       $ 22,971       $ 22,948
                                                       ========       ========

5.   Marketable Securities

     Marketable securities at April 30, 2006 and 2005 are summarized as follows (in thousands):

                                                    April 30, 2006
                                       --------------------------------------
                                                                   Unrealized
                                                      Market         Holding
                                        Cost           Value          Loss
                                        ----           -----          ----

      Fixed income securities          $22,531       $21,799         $ (732)
      Equity securities                     46            37             (9)
                                       -------       -------         ------
                                       $22,577       $21,836         $ (741)
                                       =======       =======         ======


                                                    April 30, 2005
                                       ---------------------------------------
                                                                   Unrealized
                                                      Market         Holding
                                        Cost           Value       (Loss) Gain
                                        ----           -----       -----------

      Fixed income securities          $16,627       $16,221        $  (406)
      Equity securities                  5,331         7,311          1,980
                                       -------       -------        -------
                                       $21,958       $23,532        $ 1,574
                                       =======       =======        =======

     Maturities of fixed income securities classified as available-for-sale at April 30, 2006 are as follows (in thousands):

             Current                                          $ 2,197

             Due after one year through five years             16,954

             Due after five years through ten years             3,380
                                                              -------
                                                              $22,531
                                                              =======

     During fiscal year 2005, the decline in market value of certain fixed income securities was deemed to be other than temporary. Accordingly, during that fiscal year, the Company charged $20,000 against investment income to record the impairment in value of these securities.

6.   Property, Plant and Equipment

     Property, plant and equipment at April 30, 2006 and 2005, consists of the following (in thousands):

                                                        2006           2005
                                                      --------       --------

        Buildings and building improvements           $  2,649       $  4,185

        Machinery, equipment and furniture              32,765         31,351
                                                      --------       --------
                                                        35,414         35,536

        Less, accumulated depreciation                  28,751         28,766
                                                      --------       --------
                                                      $  6,663       $  6,770
                                                      ========       ========

     Depreciation expense for the years ended April 30, 2006, 2005 and 2004 was $1,783,000, $1,908,000, and $1,969,000, respectively.

     Maintenance and repairs charged to operations for the years ended April 30, 2006, 2005 and 2004 was approximately $724,000, $585,000 and $437,000, respectively.

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

The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building was considered a financing and the REIT units received were reflected as a noncurrent liability ($10,534,000 at April 30, 2004) while the related building continued to be reflected as an asset. In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT. Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain. The deferred gain will be recognized into income over the remaining term of the initial leaseback period. As a result of the conversion of the REIT units, both the building and the noncurrent liability were removed from the balance sheet of the Company. Prior to conversion of the REIT units, the Company's annual rental payment of $400,000 was characterized as repayment of the financing with a portion allocated to interest expense at an assumed interest rate of 6.5% and the balance was considered repayment of principal. During the years ended April 30, 2005 and 2004, the Company charged $80,000 and $114,000, respectively, to interest expense under the financing agreement.

     The Reckson lease contains two five-year renewal periods at the option of the Company. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges. In addition, the Company's subsidiaries in China, France and California lease their office and manufacturing facilities. The lease for the FEI-Asia facility is for a one-year term with rent of $14,000 payable quarterly. The lease for the FEI-Zyfer facility is for a two year term at a rate of $22,600 per month, terminable with six months written notice. Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $2,000 per month.

       Future minimum lease payments required by the leases are as follows
                                 (in thousands):

                 Years ending
                  April 30,

                     2007                               $  736
                     2008                                  430
                     2009                                  324
                     2010                                   24
                     2011                                   24
                     Thereafter                             96
                                                        ------
                                                        $1,634
                                                        ======

7. Related Party Transaction

     During the year ended April 30, 2006, the Company sold the remaining building formerly owned by its French subsidiary to the president of Gillam-FEI. The sale price of the building was approximately $975,000 and was based upon an independent appraisal of the building. The Company recognized a gain of approximately $680,000 on the sale.

8. Debt Obligations

     The Company has a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments. During the 2006 fiscal year, the Company borrowed and repaid $1 million. No amount is outstanding as of April 30, 2006. During the year, advances against the line of credit bore interest at variable interest rates between 5.67% and 5.91%.

     The Company's European subsidiaries have available approximately 2.4 million Euros (approximately $3.0 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements. As of April 30, 2006, no amount was outstanding under such lines of credit. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2006 and 2005, the rate was 3.166% and 2.096%, respectively, based on the 1 month EURIBOR.

     All remaining debt that was scheduled to mature has been repaid in full at April 30, 2006.

9. Accrued Liabilities

     Accrued liabilities at April 30, 2006 and 2005 consist of the following
                                 (in thousands):

                                                           2006            2005
                                                           ----            ----
       Other compensation including payroll taxes         $2,161          $2,202

       Due customers                                         491             506

       Vacation accrual                                      593             552

       Other                                                 684             652
                                                          ------          ------

                                                          $3,929          $3,912
                                                          ======          ======

10. Investment in Morion, Inc.

     On September 28, 2004, the Company increased its investment in Morion from 19.8% to 36% of the privately-held Russian company's outstanding shares. The acquisition was accomplished by a cash payment and the issuance of 42,448 shares of the Company's common stock. During fiscal year 2006, the Company acquired another 200 shares of Morion to increase the ownership interest to 36.6%.

     As a result of the increased ownership of Morion, in fiscal year 2005 the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Morion. The effect of the change in accounting method for the fiscal year ended April 30, 2005, was to increase income before provision for income taxes and net income by $315,000 ($0.04 per diluted share). The financial statements for the prior fiscal years were restated for the change in accounting method. For the fiscal year ended April 30, 2004, income before income taxes and net income were increased by $158,000 ($0.02 per share). Retained earnings as of the beginning of fiscal year 2005 were increased by $207,000 for the effect of retroactive application of the equity method.

     At April 30, 2006, 2005, and 2004, the Company's share of the underlying net assets of Morion exceeded the investment by $471,000, $549,000 and $249,000, respectively. The excess relates to certain property, plant and equipment and is being amortized into income by increasing the Company's share of Morion's net income. The Company uses the straightline method to amortize the excess over the remaining useful lives of the property, plant and equipment.

     During the fiscal years ended April 30, 2006, 2005 and 2004, the Company acquired product from Morion in the aggregate amount of approximately $467,000, $659,000 and $730,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $462,000, $181,000 and $181,000, respectively.

11. Acquisition of Zyfer, Inc.

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

     The Company paid $2.3 million at closing, plus acquisition costs of approximately $400,000. According to the terms of the purchase agreement, the Company was required to make additional payments up to a maximum of $1 million in each of fiscal years 2004 and 2005 if FEI-Zyfer achieved certain revenue levels in those years. The contingent payments were based on a percentage of revenues in excess of $6 million in fiscal year 2004 and as a percentage of revenues in excess of $8 million in fiscal year 2005. Based on FEI-Zyfer's performance, with sales of $8.8 million and $6.5 million during fiscal years 2005 and 2004, respectively, the Company paid an additional $217,000 to Iteris, Inc. This amount was recorded as goodwill in the accompanying consolidated balance sheet and is included in intangible assets.

     The FEI-Zyfer acquisition is treated as a purchase acquisition. The purchase price was allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $900,000, was allocated to fixed assets ($300,000) and to customer lists ($600,000) which will be amortized over 6 years. Amortization expense for the years ended April 30, 2006, 2005 and 2004 was approximately $78,000, $106,000 and $127,000, respectively. For the next two fiscal years ending April 30, 2008, amortization expense will decline to $48,000, followed by a "balloon" writeoff of the customer list balance, expected to be $186,000, for the year ending April 30, 2009.

12. Employee Benefit Plans

Profit Sharing Plan:

     The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2006, 2005 and 2004, the Company contributed 34,723, 30,621 and 41,011 shares of common stock,
respectively. The approximate value of these shares at the date of issuance was $419,000 in fiscal year 2006, $393,000 in fiscal year 2005 and $451,000 in fiscal year 2004.

Income Incentive Pool:

     The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits. The Company charged $572,000, $694,000 and $315,000 to operations under these plans for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.

Independent Contractor Stock Option Plan:

     Through early fiscal year 2006, the Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted. An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Options were granted in prior fiscal years to certain independent contractors at a price equal to the then fair market value of the Company's common stock. The options were exercisable over specified periods per terms of the individual agreements. In fiscal year 2005, the Company granted 30,000 shares to a new member of the Company's Board of Directors. One-third of the options may be exercised one year after the grant date; two-thirds, two years after the grant date and all of the options, three years after the grant date. The exercise price of the grant was at the then fair market value of the Company's common stock, consequently, no compensation expense was recognized because the Company applied the intrinsic value method for a director of the Company under the provisions of APB 25. No compensation expense was recorded during the years ended April 30, 2006, 2005 and 2004 as no other grants were made in those years and previous grants have been fully expensed. As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued. No additional grants will be made under this plan.

     Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

                                               2006                 2005                 2004
                                       -------------------   -----------------   --------------------
                                                   Wtd Avg             Wtd Avg                Wtd Avg
                                         Shares     Price    Shares     Price     Shares       Price
                                         ------     -----    ------     -----     ------       -----
   Outstanding at beginning of year      141,050    $15.33   111,050    $15.49     114,350     $15.31
   Granted                                    --        --    30,000    $14.76          --
   Exercised                                  --        --        --        --      (3,300)     $9.25
                                         -------             -------               -------
   Outstanding at end of year            141,050    $15.33   141,050    $15.33     111,050     $15.49
                                         =======             =======               =======
   Exercisable at end of year            121,050    $15.43   111,050    $15.49     111,050     $15.49
                                         =======             =======               =======
   Available for grant at end of year         --             189,500               219,500
                                         =======             =======               =======
   Weighted average fair value
   of options granted during the year   $     --               $7.81             $      --
                                         =======             =======               =======

Employee Stock Option Plans:

     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans are both Nonqualified Stock Option ("NQSO") plans and Incentive Stock Option ("ISO") plans. Under both types of plans, options are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options are exercisable over a four-year period beginning one year after the date of grant. The options expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2006, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 395,000 options are outstanding and approximately 234,000 are exercisable. Through April 30, 2006, eligible employees have been granted options to acquire 1,090,000 shares of

Company stock under NQSO plans. Of the NQSO options, approximately 738,000 are both outstanding and exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. No charges are made to income with respect to the ISO or NQSO plans.

     Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

                                              2006                   2005                     2004
                                      --------------------   ---------------------    --------------------
                                                   Wtd Avg                 Wtd Avg                 Wtd Avg
                                       Shares       Price      Shares       Price      Shares       Price
                                      ---------    -------    ---------    -------    ---------    -------
Outstanding at beginning of year      1,109,987     $11.26    1,081,437     $11.00    1,031,062     $12.63

Granted                                  39,000     $11.32       59,500     $14.40      128,500      $9.13

Exercised                               (19,725)     $7.27      (24,950)     $7.06      (22,000)     $5.58

Expired or canceled                          --         --       (6,000)     $8.80      (56,125)     $5.86
                                      ---------               ---------               ---------
Outstanding at end of year            1,133,387     $11.32    1,109,987     $11.26    1,081,437     $11.00
                                      =========               =========               =========

Exercisable at end of year              972,337     $11.39      895,587     $11.46      760,312     $11.07
                                      =========               =========               =========

Available for grant at end of year      399,000                  11,500                  71,000
                                      =========               =========               =========

Weighted average fair value
of options granted during the year        $6.08                   $7.60                   $5.57
                                      =========               =========               =========

     The following table summarizes information about stock options outstanding at April 30, 2006:

                                   Options Outstanding               Options Exercisable
                        --------------------------------------     ------------------------
                                        Weighted
                                         Average      Weighted                     Weighted
                          Number        Remaining      Average       Number         Average
     Actual Range of    Outstanding    Contractual    Exercise     Exercisable     Exercise
     Exercise Prices    at 4/30/06        Life          Price      at 4/30/06        Price
     ---------------    ----------        ----          -----      ----------        -----
     $4.375 - 9.970       488,700          4.4        $ 7.64         411,275       $ 7.45

     10.167 - 16.625      562,687          4.8         12.71         479,062        12.66

         23.75             82,000          4.3         23.75          82,000        23.75

Restricted Stock Plan:

     During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors. The purchase price could not be less than the par value of the common stock. As a result of the adoption by the Company's stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan.

                                              2006              2005               2004
                                       -----------------  -----------------  ----------------

                                                Wtd Avg            Wtd Avg            Wtd Avg
                                       Shares    Price    Shares    Price    Shares    Price
                                       ------    -----    ------    -----    ------    -----
    Outstanding at beginning of year   22,500     $4.00   22,500     $4.00   22,500     $4.00

    Exercised                              --        --       --        --       --     $4.00
                                       ------             ------             ------

    Outstanding at end of year         22,500     $4.00   22,500     $4.00   22,500     $4.00
                                       ======             ======             ======

  Exercisable at end of year           22,500     $4.00   22,500     $4.00   22,500     $4.00
                                       ======             ======             ======

    Balance of shares available for
         grant at end of year              --             98,250             98,250
                                       ======             ======             ======

     Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

     During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan ("ESOP"). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 562,052 shares remain in the ESOP.

Deferred Compensation Plan:

     The Company has a program for key employees providing for the payment of benefits upon retirement or death. Under the plan, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries. The plan also provides for reduced benefits upon early retirement or termination of employment. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the plan upon the death of the participant.

     Deferred compensation expense charged to operations during the years ended April 30, 2006, 2005 and 2004 was approximately $636,000, $1,266,000 and
$371,000, respectively. During fiscal year 2005, the Company recorded a change in accounting estimate in the amount of $327,000 to reflect the use of a revised actuarial mortality tables to determine its deferred compensation liability.

13. Income Taxes

     The income (loss) before provision (benefit) for income taxes consisted of (in thousands):

                                                      Year Ended April 30,
                                                      --------------------
                                                  2006         2005       2004
                                                  ----         ----       ----
               U.S.                              $5,446       $6,977     $  466
               Foreign                            1,181          170        (35)
                                                 ------       ------     ------
                                                 $6,627       $7,147     $  431
                                                 ======       ======     ======

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                  2006         2005       2004
                                                  ----         ----       ----
        Current:
           Federal                               $  850       $4,200     ($ 300)
           Foreign                                   (7)          70          -
           State                                    100          450          -
                                                 ------       ------     ------
               Current provision (benefit)          943        4,720       (300)
                                                 ------       ------     ------
        Deferred
           Federal                                  650       (2,250)         -
           Foreign                                  136           40         95
           State                                    100         (400)         -
           Valuation allowance- foreign               -            -        316
                                                 ------       ------     ------
               Deferred provision (benefit)         886       (2,610)       411
                                                 ------       ------     ------
         Total provision                         $1,829       $2,110      $ 111
                                                 ======       ======      =====

     The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands).

                                                       2006         2005          2004
                                                       ----         ----          ----
   Computed "expected" tax (benefit) expense          $2,253       $2,430         $ 147
   State and local tax, net of federal benefit           132          297            --
   Nontaxable income from foreign subsidiaries          (255)         (61)          (50)
   Valuation allowance on foreign deferred taxes          --           --           316
   Nondeductible losses at foreign subsidiaries           --           --           218
   Nondeductible expenses                                164          159           121
   Nontaxable life insurance cash value increase        (100)         (96)         (103)
   Reversal of tax liabilities                            --           --          (400)
   Tax credits                                          (217)        (549)         (144)
   Other items, net, none of which individually
      exceeds 5% of federal taxes at statutory rates    (148)         (70)            6
                                                      ------       ------         -----
                                                      $1,829       $2,110         $ 111
                                                      ======       ======         =====

     The components of deferred taxes are as follows (in thousands):

                                                        2006         2005
                                                        ----         ----
       Deferred tax assets:
           Employee benefits                          $4,157        $4,012
           Inventory                                   1,450         1,550
           Accounts receivable                           200           100
           Marketable securities                         296           170
           Research & development                        632           430
           Other liabilities                              61             8
           Foreign net operating loss carryforwards      116           430
           Miscellaneous                                 110           118
                                                      ------        ------
           Total deferred tax asset                    7,022         6,818
                                                      ------        ------
        Deferred tax liabilities:
           Property, plant and equipment               1,048           838
                                                      ------        ------
           Net deferred tax asset                      5,974         5,980
       Valuation allowance                              (997)       (1,067)
                                                      ------        ------
                                                      $4,977        $4,913
                                                      ======        ======

     At April 30, 2006, the Company has available approximately $1.5 million in net operating losses available to offset future income of certain of its foreign subsidiaries. The total valuation allowance relates to deferred tax assets of foreign subsidiaries.

14. Product Warranties

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

                                                  Year Ended April 30,
                                                  --------------------

                                             2006         2005       2004
                                             ----         ----       ----
     Balance at beginning of year            $200         $400        $300
     Warranty costs incurred                 (411)        (319)       (280)
     Product warranty accrual                 561          119         380
                                             ----         ----       ----
     Balance at end of year                  $350         $200        $400
                                             ====         ====       ====

15. Segment Information

     The Company operates under four reportable segments:

     (1) Commercial Communications - consists principally of precision time and frequency control products used in two principal markets- commercial communication satellites and terrestrial cellular telephone or other ground-based telecommunication stations. and other components and systems for the U.S. military.

     (2) U.S. Government - consists of time and frequency control products used for national defense or space-related programs.

     (3) Gillam-FEI - the Company's Belgian subsidiary primarily sells wireline synchronization and network management systems

     (4) FEI-Zyfer - the products of the Company's subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

     The accounting policies of the four segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes. The Company's Commercial Communications and U.S. Government segments operate principally out of a U.S.-based manufacturing facility with both segments sharing the same managers, manufacturing personnel, and machinery and equipment. Consequently, data for these two segments includes allocations of depreciation and corporate-wide general and administrative charges. The assets of these two segments consist principally of inventory and accounts receivable. All other U.S.-based assets are assigned to the corporation for the benefit of all four segments. The European-based director of Gillam-FEI and the president of FEI-Zyfer manage the assets of these segments. All acquired assets, including intangible assets, are included in the assets of these two segments.

     The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):


                                              2006          2005          2004
                                              ----          ----          ----
 Net sales:

    Commercial Communications               $29,491       $31,464       $28,235
    U.S. Government                           6,310         5,603         7,053
    Gillam-FEI                                9,169**      12,599**      12,197**
    FEI-Zyfer                                10,055         8,803         6,560
    less intersegment sales                  (2,215)**     (3,296)**     (3,939)**
                                            -------       -------       -------
    Consolidated Sales                      $52,810       $55,173       $50,106
                                            =======       =======       =======
Operating profit (loss):
    Commercial Communications                $3,509**        $968**     ($1,093)**
    U.S. Government                          (1,645)       (1,584)          656
    Gillam-FEI                                 (525)**        200**         353**
    FEI-Zyfer                                   903           292        (1,059)
    Corporate                                  (532)       (1,145)         (503)
                                            -------       -------       -------
    Consolidated Operating Profit (Loss)     $1,710       ($1,269)      ($1,646)
                                            =======       =======       =======


** For the fiscal years ended April 30, 2006, 2005 and 2004, includes Gillam-FEI intersegment sales of $945,000, $2.4 million and $3.5 million, respectively, to the Commercial Communications segment for development of a wireline synchronization product for ultimate production and sale in the U.S. These amounts were recorded as research and development expense of the Commercial Communications segment, resulting in lower operating profits in fiscal years 2006 and 2005 and an operating loss in fiscal year 2004 at that segment. In the Gillam-FEI segment, these transactions reduced the operating loss in fiscal year 2006 and produced operating profits in each of fiscal years 2005 and 2004.

                                                           2006        2005       2004
                                                           ----        ----       ----
 Identifiable assets:
     Commercial Communications                           $33,956      $26,261    $22,988
     U.S. Government                                       5,592        6,245      5,189
     Gillam-FEI                                           13,755       13,877     14,904
     FEI-Zyfer                                             5,356        4,796      5,541
     less intersegment balances                          (14,585)      (9,892)    (5,673)
     Corporate                                            42,667       47,087     49,918
                                                         -------      -------    -------
 Consolidated Identifiable Assets                        $86,741      $88,374    $92,867
                                                         =======      =======    =======
 Depreciation and amortization (allocated):
     Commercial Communications                            $1,013       $1,105     $1,100
     U.S. Government                                         225          220        267
     Gillam-FEI                                              185          244        307
     FEI-Zyfer                                               428          426        405
     Corporate                                                19           19         19
                                                         -------      -------    -------
     Consolidated Depreciation and Amortization Expense   $1,870       $2,014     $2,098
                                                         =======      =======    =======

 Major Customers

     In fiscal year 2006, sales to three customers of the Commercial Communications segment aggregated $22.5 million or 76% of that segment's total sales. These customers accounted for 16%, 14% and 13%, respectively, of the Company's consolidated sales for the year. During the year ended April 30, 2006, sales to four customers of the U.S. Government segment aggregated $5.2 million or 82% of that segments revenues. In the Gillam-FEI segment, sales to two customers aggregated $3.8 million or 46% of that segment's revenues (exclusive of the $945,000 intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.9 million or 19% of that segment's sales. None of the customers in the U.S. Government, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

     During fiscal year 2005, sales to two customers accounted for approximately $22.0 million of the Commercial Communications segment's total sales. This amount represents 70% of Commercial Communications' total revenues and 28% and 12%, respectively, of the Company's consolidated sales for that year. In the U.S. Government segment, sales to four customers aggregated $4.9 million or 87% of that segment's revenues in fiscal year 2005. Sales to two customers, aggregating $6.0 million, accounted for 59% of the revenues of the Gillam-FEI segment (exclusive of the $2.4 million intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.9 million or 21% of that segment's sales. None of the customers in the U.S. Government, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

Foreign Sales

     Revenues in the each of the Company's segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

                                                  (in thousands)

                                          2006         2005         2004
                                          ----         ----         ----
                      China             $ 5,301      $11,422     $14,141
                      Belgium             4,198        5,171       3,876
                      France              2,924        4,412       3,987
                      Canada              2,447        1,021       1,046
                      Other               3,748        5,385       4,242
                                        -------      -------     -------
                                        $18,618      $27,411     $27,292
                                        =======      =======     =======

16. Interim Results (Unaudited)

     Quarterly results for fiscal years 2006 and 2005 are as follows:

                                                  (in thousands, except per share data)
                                                               2006 Quarter
                                             ---------------------------------------------
                                                1st         2nd          3rd         4th
                                                ---         ---          ---         ---
  Net sales                                  $11,057      $11,499      $15,113     $15,141

  Gross margin                                 4,097        4,098        5,462       4,960

  Net income                                   1,142        1,332        1,248       1,076
  *Earnings per share

               Basic                           $0.13        $0.16        $0.15       $0.13

               Diluted                         $0.13        $0.15        $0.14       $0.12

     *Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

                                                  (in thousands, except per share data)
                                                              2005 Quarter
                                             ---------------------------------------------
                                               1st         2nd          3rd         4th
                                               ---         ---          ---         ---
  Net sales                                 $17,683      $14,362      $11,222     $11,906

  Gross margin                                5,778        5,259        3,693       3,430

  Net income (loss), as reported                977          854         (368)      3,520
  Restated Equity in Morion (see Note 10)        54
                                              -----
  Net income (loss), restated                 1,031

  *Earnings (loss) per share
               Basic                          $0.12        $0.10      ($0.04)       $0.41

               Diluted                        $0.12        $0.10      ($0.04)       $0.41

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


           Column A             Column B             Column C            Column D       Column E
           --------             --------             --------            --------       --------

                                                    Additions
                                                    ---------
          Description            Balance        Charged     Charged
                                   at          to costs    to other                    Balance at
                                beginning         and      accounts-    Deductions       end of
                                of period      expenses    describe      -describe       period
                                ---------      --------    --------     ----------       ------
Year ended April 30, 2006
-------------------------
    Allowance for doubtful
    accounts                       $172          $117          -           $13(a)         $276

    Inventory reserves           $4,289          $680       ($52)(c)      $994(b)       $3,923

Year ended April 30, 2005
-------------------------

    Allowance for doubtful
    accounts                       $140          $ 45                      $13(a)         $172

    Inventory reserves           $3,495          $726        $68(c,d)        -          $4,289

Year ended April 30, 2004
-------------------------

    Allowance for doubtful
    accounts                       $124           $16                        -            $140

    Inventory reserves           $3,598          $694        $28(c)       $825(b)       $3,495

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

     Item 9B Other Information

          NONE

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company's code of ethics is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 27, 2006. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 27, 2006.

Item 13. Certain Relationships and Related Transactions

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 27, 2006.

Item 14. Principal Accountant Fees and Services

     This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 27, 2006.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedule and Exhibits

     The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

     (1) FINANCIAL STATEMENTS

            Included in Part II of this report:

                                                                                              Page(s)
                                                                                              -------
               Reports of Independent Registered Public Accounting Firms                       32-33

               Consolidated Balance Sheets
                  April 30, 2006 and 2005                                                       34

               Consolidated Statements of Operations
                  -years ended April 30, 2006, 2005 and 2004                                    35

               Consolidated Statements of Cash Flows
                  - years ended April 30, 2006, 2005 and 2004                                  36-37

               Consolidated Statements of Changes in Stockholders' Equity
                  - years ended April 30, 2006, 2005 and 2004                                   38

               Notes to Consolidated Financial Statements                                      39-53

         (2) FINANCIAL STATEMENT SCHEDULE

            Included in Part II of this report:

               Schedule II - Valuation and Qualifying Accounts                                  54

               Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

         (3) EXHIBITS

               Exhibit 23.1   Consents of Independent Registered Public Accounting Firms        61

               Exhibit 31.1   Certification  of the Chief Executive  Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002                     62

               Exhibit 31.2   Certification  of the Chief Financial  Officer pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002                     63

               Exhibit 32.1   Certification  of the Chief Executive  Officer pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002                     64

               Exhibit 32.2   Certification  of the Chief Financial  Officer pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002                     65

               The exhibits listed on the accompanying Index to Exhibits beginning on page 58 are filed as part of this annual report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FREQUENCY ELECTRONICS, INC.

                                                   By   /s/ Martin B. Bloch
                                                   -------------------------
                                                       Martin B. Bloch
                                                       President and CEO


                                                   By:  /s/ Alan L. Miller
                                                   -------------------------
                                                       Alan L. Miller
                                                       Chief Financial Officer
                                                       and Controller

Dated: July 28, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                                    Title                         Date
           ---------                                    -----                         ----
       /s/ Joseph P. Franklin                       Chairman of the Board           7/28/06
       -----------------------
         Joseph P. Franklin

       /s/ Joel Girsky                              Director                         7/28/06
       -----------------------
         Joel Girsky

       /s/ E. Donald Shapiro                        Director                         7/28/06
       -----------------------
          E. Donald Shapiro

       /s/ S. Robert Foley                          Director                         7/28/06
       -----------------------
           S. Robert Foley

       /s/ Richard Schwartz                         Director                         7/28/06
       -----------------------
          Richard Schwartz

       /s/ Martin B. Bloch                          President and CEO               7/28/06
       -----------------------                      (Principal Executive Officer)
          Martin B. Bloch

       /s/ Alan L. Miller                           Chief Financial Officer         7/28/06
       -----------------------                      and Controller
           Alan L. Miller                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                  ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K                   Description of Exhibit                               NOTE
--------------        ------------------------------------------------------          ----
      3.1             Copy of Certificate of Incorporation of the Registrant
                      filed with the Secretary of State of Delaware                    (1)

      3.2             Amendment to Certificate of Incorporation of the
                      Registrant filed with the Secretary of State
                      of Delaware on March 27, 1981                                    (2)

      3.3             Amendment to Certificate of Incorporation of the Registrant
                      filed with Secretary of State of Delaware on October 26, 1984    (6)

      3.4             Amendment to Certificate of Incorporation of the Registrant
                      filed with the Secretary of State of Delaware on October 22,
                      1986                                                             (8)

      3.5             Amended and Restated Certificate of Incorporation of the
                      Registrant filed with the Secretary of State of Delaware on
                      October 26, 1987                                                (10)

      3.6             Amended Certificate of Incorporation of the Company filed
                      with the Secretary of State of Delaware on November 2, 1989     (10)

      3.7             Copy of By-Laws of the Registrant, as amended to date            (3)

      4.1             Specimen of Common Stock certificate                             (1)

     10.1             Registrant's 1997 Independent Contractor Stock Option Plan      (11)

     10.2             Stock Bonus Plan of Registrant and Trust Agreement
                      thereunder                                                       (4)

     10.3             Employment agreement between Registrant and Martin B. Bloch      (4)

     10.4             Employment agreement between Registrant and Abraham Lazar        (4)

     10.5             Employment agreement between Registrant and John C. Ho           (4)

     10.6             Employment agreement between Registrant and Marvin Meirs         (4)

     10.7             Employment agreement between Registrant and Alfred Vulcan        (4)

     10.8             Employment agreement between Registrant and Harry Newman         (4)

     10.9             Employment agreement between Registrant and Marcus Hechler       (4)

     10.10            Employment agreement between Registrant and Charles Stone        (9)

     10.11            Employment agreement between Registrant and Jerry Bloch          (9)

Exhibit No. in
this Form 10-K                   Description of Exhibit                               NOTE
--------------        -----------------------------------------------------------     ----
     10.12            Contribution Agreement between Registrant and Reckson
                      Operating Partnership L.P. dated January 6, 1998                (12)

     10.13            Lease agreement between Registrant and Reckson Operating
                      Partnership, L.P. dated January 6, 1998                         (12)

     10.14            Plea Agreement, Civil Settlement and Related Documents dated
                      June 19, 1998                                                   (12)

     10.15            Registrant's 1984 Incentive Stock Option Plan                    (6)

     10.16            Registrant's Cash or Deferral Profit Sharing Plan and
                      Trust under Internal Revenue Code Section 401,
                      dated April 1, 1985                                              (7)

     10.17            Amendment dated April 19, 1981 to Stock Bonus Plan
                      of Registrant and Trust Agreement                                (3)

     10.18            Amendment Restated Effective as of May 1, 1984 of the
                      Stock Bonus Plan and Trust Agreement of Registrant               (7)

     10.19            Amendment Restated Effective as of May 1, 1984 of the Stock
                      Bonus Plan and Trust Agreement of Registrant                     (8)

     10.20            Form of stock escrow agreement between Vincenti & Schickler as
                      escrow agent and certain officers of Registrant                  (4)

     10.21            Form of Agreement concerning Executive Compensation              (2)

     10.22            Registrant's 1987 Incentive Stock Option Plan                    (9)

     10.23            Registrant's Senior Executive Stock Option Plan                  (9)

     10.24            Amendment dated Jan. 1, 1988 to Registrant's Cash or
                      Deferred Profit Sharing Plan and Trust under Section 401
                      of Internal Revenue Code                                         (9)

     10.25            Executive Incentive Compensation Plan between Registrant
                      and various employees                                            (9)

     10.26            Registrant's Employee Stock Option Plan                         (10)

     10.27            Loan agreement between Registrant and Nat West
                      dated May 22, 1990                                              (10)

     10.28            Loan Agreement between Registrant's Employee Stock
                      Ownership Plan and Registrant dated May 22, 1990                (10)

      11              Computation of Earnings per Share of Common Stock          Included in the
                                                                               Financial Statements

      15              Registrant's 1982 Incentive Stock Option Plan                    (5)

      21              List of Subsidiaries of Registrant                              (10)

Exhibit No. in
this Form 10-K                   Description of Exhibit                                NOTE
--------------        --------------------------------------------------------    --------------
    23.1              Consent of Independent Registered Public Accounting Firm
                      to incorporation by reference of 2006 audit report in
                      Registrant's Form S-8 Registration Statement.               Filed herewith

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