Form 10-Q
period 2006-07-31
FREQUENCY ELECTRONICS INC
filed 2006-09-15
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended July 31, 2006

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           Commission File No. 1-8061

                           FREQUENCY ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   11-1986657
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y.           11553
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 516-794-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer       Non-accelerated filer X
                       ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes    No X
                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 8, 2006 - 8,584,625

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                        Page No.

 Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         July 31, 2006 and April 30, 2006                                  3

     Condensed Consolidated Statements of Operations
         Three Months Ended July 31, 2006 and 2005                         4

     Condensed Consolidated Statements of Cash Flows
         Three Months Ended July 31, 2006 and 2005                         5

     Notes to Condensed Consolidated Financial Statements                 6-11

 Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11-17

 Item 3- Quantitative and Qualitative Disclosures about Market Risk        17

 Item 4- Controls and Procedures                                           18


Part II.  Other Information:

 Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

 Item 6 - Exhibits                                                         18

 Signatures                                                                19

 Exhibits                                                                20-23

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                           --------------------------
                                                            July 31,   April 30,
                                                             2006        2006
                                                             ----        ----
                                                          (UNAUDITED)  (NOTE A)
                                                              (In thousands)
         ASSETS:
Current assets:
  Cash and cash equivalents                               $  6,256     $  2,639
  Marketable securities                                     18,111       21,836
  Accounts receivable, net of allowance
    for doubtful accounts of $276 at
    July 31 and April 30, 2006                              17,050       15,868
  Inventories                                               24,885       22,971
  Deferred income taxes                                      2,086        2,135
  Income tax receivable                                          -           68
  Prepaid expenses and other                                 1,345        1,246
                                                          --------     --------
          Total current assets                              69,733       66,763
Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                               6,682        6,663
Deferred income taxes                                        2,840        2,842
Goodwill and other Intangible assets, net                      498          513
Cash surrender value of life insurance                       6,438        6,318
Other assets                                                 3,811        3,642
                                                          --------     --------
           Total assets                                   $ 90,002     $ 86,741
                                                          ========     ========


         LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term credit obligations                           $  1,609     $      -
  Accounts payable - trade                                   2,912        2,202
  Accrued liabilities and other                              3,804        3,929
  Income taxes payable                                         242            -
  Dividend payable                                               -          857
                                                          --------     --------
        Total current liabilities                            8,567        6,988

Deferred compensation                                        8,250        8,122
Deferred gain and other liabilities                            910          998
                                                          --------     --------
        Total liabilities                                   17,727       16,108
                                                          --------     --------
Stockholders' equity:
  Preferred stock  - $1.00 par value                             -            -
  Common stock  -  $1.00 par value                           9,164        9,164
  Additional paid-in capital                                45,906       45,688
  Retained earnings                                         16,424       15,527
                                                          --------     --------
                                                            71,494       70,379
  Common stock reacquired and held in treasury
   -at cost, 579,315 shares at July 31, 2006
    and 592,194 shares at April 30, 2006                    (2,397)      (2,437)
  Accumulated other comprehensive income                     3,178        2,691
                                                          --------     --------
         Total stockholders' equity                         72,275       70,633
                                                          --------     --------
         Total liabilities and stockholders' equity       $ 90,002     $ 86,741
                                                          ========     ========

                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                           Three Months Ended July 31,
                                   (Unaudited)

                                                         2006            2005
                                                         ----            ----
                                                           (In thousands except
                                                             per share data)

Net sales                                               $14,314         $11,057
Cost of sales                                             9,461           6,960
                                                        -------         -------
        Gross margin                                      4,853           4,097

Selling and administrative expenses                       2,782           2,544
Research and development expense                          1,380           1,442
                                                        -------         -------
        Operating profit                                    691             111

Other income (expense):
     Investment income                                      299           1,325
     Equity in Morion                                       203             144
     Interest expense                                       (36)            (28)
     Other income, net                                       81              69
                                                        -------         -------
Income before provision for income taxes                  1,238           1,621

Provision for income taxes                                  340             479
                                                        -------         -------
        Net income                                      $   898         $ 1,142
                                                        =======         =======

Net income per common share
        Basic                                           $ 0.10          $ 0.13
                                                        ======          ======
        Diluted                                         $ 0.10          $ 0.13
                                                        ======          ======
Average shares outstanding
        Basic                                          8,576,705      8,520,020
                                                       =========      =========
        Diluted                                        8,719,934      8,657,340
                                                       =========      =========



                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                           Three Months Ended July 31,
                                   (Unaudited)


                                                          2006            2005
                                                          ----            ----
                                 (In thousands)

Cash flows from operating activities:
  Net income                                            $   898         $ 1,142
  Non-cash charges to earnings                              594            (561)
  Net changes in other assets and liabilities            (2,518)         (5,315)
                                                        -------         -------
Net cash used in operating activities                    (1,026)         (4,734)
                                                        -------         -------

Cash flows from investing activities:
  Proceeds from sale of marketable securities             3,854           6,256
  Purchase of marketable securities                           -          (2,879)
  Purchase of fixed assets                                 (374)           (520)
                                                        -------         -------
Net cash provided by investing activities                 3,480           2,857
                                                        -------         -------

Cash flows from financing activities:
  Proceeds from short-term credit obligations             1,600               -
  Payment of cash dividend                                 (857)           (852)
  Proceeds from stock option exercises                      142               -
                                                        -------         -------
Net cash provided by (used in) financing activities         885            (852)
                                                        -------         -------

Net increase (decrease) in cash and cash equivalents
  before effect of exchange rate changes                  3,339          (2,729)

Effect of exchange rate changes
  on cash and cash equivalents                              278            (283)
                                                        -------         -------

  Net increase (decrease) in cash                         3,617          (3,012)

  Cash at beginning of period                             2,639           6,701
                                                        -------         -------

  Cash at end of period                                 $ 6,256         $ 3,689
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2006 and the results of its operations and cash flows for the three months ended July 31, 2006 and 2005. The April 30, 2006 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2006 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                            Three months ended July 31,
                                              2006             2005
                                              ----             ----
       Basic EPS Shares outstanding
         (weighted average)                8,576,705        8,520,020
       Effect of Dilutive Securities         143,229          137,320
                                           ---------        ---------
       Diluted EPS Shares outstanding      8,719,934        8,657,340
                                           =========        =========

     The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company's common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:

                                            Three months ended July 31,
                                              2006             2005
                                              ----             ----
        Outstanding Options excluded        571,550          570,550
                                            =======          =======

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 2006 and April 30, 2006 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $2,367,000 and $4,857,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,122,000  and
$3,923,000 at July 31, 2006 and April 30, 2006, respectively, consist of the following:

                                        July 31, 2006          April 30, 2006
                                        -------------          --------------
                                                   (In thousands)
  Raw materials and Component parts       $12,170                  $11,172
  Work in progress                         12,715                   11,799
                                          -------                  -------
                                          $24,885                  $22,971
                                          =======                  =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the three months ended July 31, 2006 total comprehensive income was $1,385,000 and for the three months ended July 31, 2005, total comprehensive loss was ($154,000). Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - EQUITY-BASED COMPENSATION

     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $115,000 was recognized during the three months ended July 31, 2006 and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

     Upon adoption of FAS 123(R), the Company elected to continue to value its share-based payment transactions using the Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under FAS 123. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures. This is the same attribution method that was used by the Company for purposes of its pro forma disclosures under FAS 123.

     At July 31, 2006, unrecognized compensation cost for all the Company's stock-based compensation awards was approximately $1.7 million. The unrecognized compensation cost for stock-based compensation awards at July 31, 2006 is expected to be recognized over a weighted average period of 3.2 years.

     In addition, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107"), issued by the Securities and Exchange Commission in March 2005 in its adoption of FAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, during the three months ended July 31, 2006, stock-based compensation expense was $53,000 in cost of sales and $62,000 in selling, general and administrative expense.

     Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. Under FAS 123(R) "excess tax benefits" are to be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the three months ended July 31, 2006, there were no excess tax benefits to be included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of FAS 123(R).

      Effect of Adoption of FAS 123(R)

     The application of FAS 123(R) had the following effect on the reported amounts for the three months ended July 31, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except for per share amounts.)

                                    Using Intrinsic    FAS 123(R)       As
                                     Value Method     Adjustments    Reported
                                     --------------   -----------    --------
      Operating Profit                  $  806           ($115)       $  691

      Income before provision
           for income taxes              1,353            (115)        1,238

      Net Income                         1,013            (115)          898

      Basic Earnings per Share           $0.12          ($0.02)        $0.10
      Diluted Earnings per Share         $0.12          ($0.02)        $0.10

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the three months ended July 31, 2006, and each of the years ended, April 30, 2006, and 2005: dividend yield of 1.4%, 1.4%, and 1.1%; expected volatility of 59%; risk free interest rate of 5.0%, 4.1%, and 3.9%; and expected lives of six and one-half years, respectively.

     The expected life assumption was determined based on the Company's historical experience. For purposes of both FAS 123 and FAS 123(R), the expected volatility assumption was based on the historical volatility of the Company's common stock. The dividend yield assumption was determined based upon the Company's past history of dividend payments and its intention to make future dividend payments. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

      Employee Stock Option Plans

     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option ("NQSO") plans, Incentive Stock Option ("ISO") plans, and Stock Appreciation Rights ("SARs"). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of July 31, 2006, eligible employees had been granted awards to purchase 167,500 shares of Company stock under SARs, all of which are outstanding and are not exercisable. As of July 31, 2006, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 392,000 options are outstanding and approximately 261,000 are exercisable. Through July 31, 2006, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 737,000 are both outstanding and exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). No charges have been made to income with respect to the SARs grant in fiscal year 2007. Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $1,032,000 which will be recognized during a weighted average period of 4 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $649,000 which will be recognized over a weighted average period of 2.1 years. The Company recorded compensation charges related to these plans totaled approximately $115,000, using the fair value method, for the quarter ended July 31, 2006.

     Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals during stock exercises will be taken from available treasury stock.

     Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

                                                Three months ended July 31, 2006
                                                                     Wtd Avg
                                                     Shares           Price
                                                     ------           -----
    Outstanding at beginning of period              1,133,387        $11.32
    Granted                                           167,500        $11.95
    Exercised                                          (4,000)        $6.74
    Expired or canceled                                     -             -
                                                    ---------
    Outstanding at end of period                    1,296,887        $11.41
                                                    =========
    Exercisable at end of period                      998,512        $11.30
                                                      =======
    Available for grant at end of period              231,500
                                                      =======
    Weighted average fair value
    of options granted during the period               $6.54
                                                       =====

     The  following  table  summarizes   information  about  stock-based  awards
outstanding at July 31, 2006:

                                 Options Outstanding              Options Exercisable
                     --------------------------------------     -----------------------
                                     Weighted
                                      Average      Weighted                    Weighted
                       Number        Remaining      Average       Number        Average
 Actual Range of     Outstanding    Contractual    Exercise     Exercisable    Exercise
 Exercise Prices     at 7/31/06        Life          Price      at 7/31/06       Price
 ---------------     ----------        ----          -----      ----------       -----
 $4.375 - 9.970        484,700          4.1        $ 7.64          433,700     $ 7.44
 10.167 - 16.625       730,187          5.8         12.53          482,812      12.65
     23.75              82,000          4.0         23.75           82,000      23.75

         Fiscal year 2006

     Stock-based compensation in the first quarter of fiscal year 2006 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended July 31, 2005 as if stock-based compensation had been computed under FAS 123(R) (in thousands, except per share data):

     Net income, as reported                       $1,142
     Cost of stock options, net of tax                (93)
                                                   ------
     Net income - pro forma                        $1,049
                                                   ======

     Earnings per share, as reported:
        Basic                                      $ 0.13
                                                   ======
        Diluted                                    $ 0.13
                                                   ======
     Earnings per share- pro forma
        Basic                                      $ 0.12
                                                   ======
        Diluted                                    $ 0.12
                                                   ======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE G - SEGMENT INFORMATION

The Company operates under three reportable segments:
(1) FEI-NY - consists principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

(2) Gillam-FEI - the Company's Belgian subsidiary primarily sells wireline synchronization and network monitoring systems.

(3) FEI-Zyfer - the products of the Company's subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

     Beginning with the first quarter of fiscal year 2007, the Company is reporting its segment information on a geographic basis. The former Commercial Communications and U.S. Government segments, which operate out of the Company's New York headquarters facility, have been combined into the new segment, FEI-NY. This segment also includes the operations of the Company's wholly-owned subsidiary, FEI-Asia, which functions primarily as a manufacturing facility for the FEI-NY segment.

     Previously, the Company identified its New York-based U.S. Government business as a separate segment even though that segment shared the same facility, equipment and personnel with the Commercial Communications segment. With the acquisition of FEI-Zyfer in fiscal year 2004, the Company now does business on U.S. Government programs out of two separate subsidiaries. The Company's Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that limiting the number of segments to the three indicated above more appropriately reflects the way the Company's management views the business.

     Prior year segment information has been reclassified to conform to the new segment presentation. This includes reclassifying the property, plant and equipment located in the New York facility to the FEI-NY segment and not to corporate assets.

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                             Three months ended July 31,
                                                2006            2005
                                                ----            ----
  Net sales:
      FEI-NY                                  $10,666         $ 6,856
      Gillam-FEI                                2,030           2,215
      FEI-Zyfer                                 1,907           2,445
      less intercompany sales                    (289)           (459)
                                              -------         -------
         Consolidated Sales                   $14,314         $11,057
                                              =======         =======
  Operating profit (loss):
      FEI-NY                                   $  861          $  (66)
      Gillam-FEI                                   (8)            (66)
      FEI-Zyfer                                   (58)            333
      Corporate                                  (104)            (90)
                                               ------          ------
         Consolidated Operating Profit         $  691          $  111
                                               ======          ======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                           July 31, 2006      April 30, 2006
                                           -------------      --------------
  Identifiable assets:
      FEI-NY                                   $42,752           $44,111
      Gillam-FEI                                13,069            13,755
      FEI-Zyfer                                  5,553             5,356
      less intercompany balances               (10,187)          (14,585)
      Corporate                                 38,815            38,104
                                               -------           -------
      Consolidated Identifiable Assets         $90,002           $86,741
                                               =======           =======

NOTE H - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement No. 151 "Inventory Costs." ("FAS 151") This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for the Company in fiscal year 2007. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

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


                     ---------------------------------------

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)


Critical  Accounting  Policies  and  Estimates
----------------------------------------------
     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's April 30, 2006 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company's financial position and results of operations.

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

     For contracts in the Company's Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the FEI-NY segment and sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

      Stock-based Compensation

     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $115,000 was recognized during the three months ended July 31, 2006 and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

RESULTS OF OPERATIONS
---------------------
     The table below sets forth for the respective periods of fiscal years 2006 and 2005 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                               Three months ended July 31,
                                                  2006           2005
                                                  ----           ----
     Net Sales
        FEI-NY                                    74.5%          62.0%
        Gillam-FEI                                14.2           20.0
        FEI-Zyfer                                 13.3           22.1
        Less Intersegment Sales                   (2.0)          (4.1)
                                                 -----          -----
                                                 100.0          100.0
     Cost of Sales                                66.1           63.0
                                                 -----          -----
                  Gross Margin                    33.9           37.0
     Selling and administrative expenses          19.4           23.0
     Research and development expenses             9.7           13.0
                                                 -----          -----
                  Operating Profit                 4.8            1.0

     Other income, net                             3.8           13.6
                                                 -----          -----
     Pretax Income                                 8.6           14.6
     Provision for income taxes                    2.3            4.3
                                                 -----          -----
                  Net Income                       6.3%          10.3%
                                                 =====          =====

         (Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)


Net Sales                               (in millions)
                                   Three months ended July 31,
                               2006          2005            Change
                               ----          ----            ------
   FEI-NY                     $10.7          $6.9         $3.8      56%
   Gillam-FEI                   2.0           2.2         (0.2)     (8%)
   FEI-Zyfer                    1.9           2.4         (0.5)    (22%)
   Intersegment sales          (0.3)         (0.5)         0.2
                             ------        ------        -----
                              $14.3         $11.0         $3.3      29%
                              =====         =====         ====

     As illustrated in the table above, the 29% increase in revenues in the three month period ended July 31, 2006, was driven by the 56% improvement in revenues in the FEI-NY segment. Revenues from space programs were significantly higher than in the prior fiscal year while sales to wireless infrastructure equipment manufacturers also strengthened. Revenues in the Gillam-FEI and FEI-Zyfer segments declined primarily due to customer delays in releasing orders for additional product. Total revenues from U.S. Government related programs, which are recorded in both the FEI-NY and FEI-Zyfer segments, were lower in the fiscal year 2007 period compared to the three month period ended July 31, 2005. As U.S. Government programs receive funding, the Company expects to realize increased revenues from such programs in the future periods of fiscal year 2007. In particular, the Company expects revenues from both U.S. Government and commercial satellite programs to continue to grow throughout fiscal year 2007. Similarly, revenues from wireless equipment manufacturers are expected to increase, particularly when China and India make decisions regarding the implementation of their new networks.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Gross margin
                                  Three months ended July 31,
                                2006        2005        Change
                                ----        ----        ------
                               $4,853      $4,097     $756   18%

                 GM Rate        33.9%       37.0%

     The 18% improvement in gross margin in for the three months ended July 31, 2006, is due to the increase in revenues over the same period of fiscal year 2006. The fiscal year 2007 gross margin rate of 33.9% is indicative of the high engineering costs applied to certain of the Company's long-term contracts during the period. As the level of engineering effort decreases, the Company anticipates that its gross margin rate will improve. As revenues increase, the Company expects the gross margin rate to approach and exceed its target of 40%.

     Also, for the three months ended July 31, 2006, gross margin was reduced by $53,000 due to the inclusion in cost of sales of a charge for stock compensation expense. As disclosed in the footnotes to the financial statements, as of May 1, 2006, the Company is complying with the provisions of FAS 123(R), Accounting for Stock-Based Compensation. In the prior fiscal year, the Company applied the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and measured compensation cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." This method did not result in compensation cost upon the grant of options under a qualified stock option plan.

Selling and administrative expenses

                                  Three months ended July 31,
                                 2006       2005        Change
                                 ----       ----        ------
                                $2,782     $2,544     $238   9%

     For the three months ended July 31, 2006, selling and administrative expenses were 19.4% of revenues which achieved the Company's target for such expenses. For the comparable period of fiscal year 2006, selling and administrative expenses were 23% of revenues, reflecting the lower level of sales for that period compared to the administrative structure of the Company. The primary increases in expenses in the fiscal year 2007 period were related to compensation, including accruals for incentive compensation, normal salary increases as well as additional personnel.

     Included in selling and administrative expenses for the three months ended July 31, 2006, is $62,000 related to stock compensation expense as described above and in the footnotes to the financial statements.

     With fiscal year 2007 revenues at current or increasing levels, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues.

Research and development expense

                                 Three months ended July 31,
                                2006       2005        Change
                                ----       ----        ------
                               $1,380     $1,442     ($62) (4%)

     Research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales. For the three months ended July 31, 2006, research and development expenditures decreased by 4% from the level of spending in the same period of fiscal year 2006. The decline results from less spending on development of the new US5G wireline synchronization product, which was near completion at the end of fiscal year 2006, but offset by new initiatives in developing a ruggedized rubidium clock for secure military communications, enhancing and miniaturizing products for wireless communications, upgrading its GPS-based synchronization product line, and developing enhanced network monitoring equipment and software.

     Research and development spending for the quarter ended July 31, 2006, was 9.7% of revenues compared to 13% of revenues for the same period of fiscal year 2006. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit
                                 Three months ended July 31,
                                2006       2005        Change
                                ----       ----        ------
                                $691       $111      $580  523%

     The improvement in operating profit for the three months ended July 31, 2006, compared to the same period of fiscal year 2006 is due to increased revenues of $3.3 million. The gains realized by the 29% increase in year over year revenue were partially offset by a decline in the gross margin rate from 37% to 34%. Selling, general and administrative expenses in the fiscal year 2007 period increased by 9% while research and development spending decreased by 4% as compared to the three months ended July 31, 2005.

Other income (expense)
                                 Three months ended July 31,
                               2006        2005          Change
                               ----        ----          ------
Investment income              $299       $1,325    ($1,026)   (77%)
Equity in Morion                203          144         59     41%
Interest expense                (36)         (28)        (8)    29%
Other income                     81           69         12     17%
                               ----        -----     ------
                               $547       $1,510      ($963)   (64%)

     The decrease in investment income for the three months ended July 31, 2006, is due to realized gains of approximately $1.0 million recorded in the first quarter of the prior fiscal year on the sale of a portion of the shares of Reckson Associates Realty Corp. stock ("REIT"). Such shares were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building.

     The Company records equity income in Morion, Inc. based on its 36% ownership interest in Morion's outstanding shares. The 41% increase in equity income from Morion for the three months ended July 31, 2006 compared to the same period of fiscal year 2006 is due to a 50% increase in Morion's profitability based on higher revenues and improved margins.

     The increase in interest expense for the three month period ended July 31, 2006 resulted primarily from an increase in borrowings under the Company's line of credit during the fiscal year 2007 period compared to the three month period ended July 31, 2005.

     Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on the real estate transaction referred to above is deferred and recognized in income over the initial lease term. Under the caption "Other, income" the Company recognized deferred gain of $88,000 for each of the three months ended July 31, 2006 and 2005. Other insignificant income and expense items are also recorded under this caption.

Net income
                                 Three months ended July 31,
                               2006        2005        Change
                               ----        ----        ------
                               $898       $1,142    ($244) (21%)

     Net income for the three months ended July 31, 2006, was lower than that realized in the same period of fiscal year 2006 primarily as the result of recognition of a $1.0 million gain on the sale of certain marketable securities in the prior year period. Excluding the effects of that gain, net income for the three months ended July 31, 2006, was higher than the same period of fiscal year 2006 largely on the basis of the 29% increase in revenues.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's balance sheet continues to reflect a strong working capital position of $61 million at July 31, 2006, which is comparable to working capital at April 30, 2006. Included in working capital at July 31, 2006 is $24.4 million of cash, cash equivalents and marketable securities. The Company's current ratio at July 31, 2006 is 8.1 to 1.

     For the three months ended July 31, 2006, the Company used $1.0 million in cash from operating activities compared to $4.7 million used by operations in the comparable fiscal year 2006 period. The most significant use of cash in the fiscal year 2007 period was for the acquisition of additional parts inventory to support large programs currently in process. In addition, accounts receivable increased but partially offset by an increase in accounts payable. In the three month period ended July 31, 2005, the significant decrease in operating cash flow was due primarily to the payment of income taxes related to the investment gains realized in the previous fiscal year as well as increases in the value of the Company's accounts receivable and inventory. For the full fiscal year 2007, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large production contracts.

     Net cash provided by investing activities for the three months ended July 31, 2006, was $3.5 million compared to $2.9 million for the same period of fiscal year 2006. The principal source of cash in the fiscal year 2007 period was the sale or redemption of certain marketable securities aggregating $3.9 million. In the same period of the prior year, net sales of marketable securities were $3.4 million. During the three months ended July 31, 2006, the Company also acquired capital equipment for approximately $374,000 compared to $520,000 during the same period of the prior year. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2007 is expected to aggregate approximately $2.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

     Net cash provided by financing activities for the three months ended July 31, 2006, was $885,000 compared to cash used in financing activities in the amount of $852,000 during the comparable fiscal year 2006 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $857,000 and $852,000, respectively. During the three months ended July 31, 2006, the Company borrowed $1.6 million under its line of credit to fund current operations rather than liquidating additional marketable securities. Such borrowings were repaid early in the second quarter of fiscal year 2007.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended July 31, 2006, the Company did not acquire any shares of its stock under this authorization.

     The  Company  will  continue  to expend  resources  to develop  and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2007, the Company has made and intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and commercial communications marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     At July 31, 2006,  the  Company's  backlog  amounted to  approximately  $37
million   compared  to  $36  million  at  April  30,  2006.   Of  this  backlog,
approximately 80% is realizable in the next twelve months.

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

      Contractual obligations
      -----------------------
     As of July 31, 2006

                                     Total      Less than                               More than
       Contractual Obligations  (in thousands)   1 Year    1 to 3 Years  3 to 5 Years    5 Years
       -----------------------  --------------   ------    ------------  ------------    -------
  Operating Lease Obligations        $1,452       $ 666      $  672          $ 72        $   42
  Deferred Compensation               8,250*        325         342           205         7,378
                                     ------       -----      ------          ----        ------
  Total                              $9,702       $ 991      $1,014          $277        $7,420
                                     ======       =====      ======          ====        ======

     *Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $7,378 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

                        --------------------------------
                                     Item 3.
Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $18.1 million and $49,000, respectively, at July 31, 2006. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2006, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk

     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2006, the amount related to foreign currency exchange rates is a $3,554,000 unrealized gain.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

                                     Item 4.
Controls and Procedures
-----------------------
     Disclosure Controls and Procedures.

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to its management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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



                                     PART II

ITEMS 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable.

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


                                             FREQUENCY ELECTRONICS, INC.
                                                     (Registrant)


Date: September 14, 2006                     BY   /s/ Alan Miller
                                                  ------------------------
                                                   Alan Miller
                                                   Chief Financial Officer
                                                   and Controller

                                                                    Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

I, Martin B. Bloch, certify that:

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


  /s/ Martin Bloch                                 September 14, 2006
  --------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/ Alan Miller                                      September 14, 2006
  ------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/ Martin Bloch                                  September 14, 2006
  -------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/ Alan Miller                                       September 14, 2006
  ----------------------
     Alan L. Miller
     Chief Financial Officer


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