Form 10-Q
period 2006-10-31
FREQUENCY ELECTRONICS INC
filed 2006-12-15
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period ended October 31,2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes ____ No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 8, 2006 - 8,600,659

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:                                        Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          October 31, 2006 and April 30, 2006                             3

      Condensed Consolidated Statements of Operations
          Six Months Ended October 31, 2006 and 2005                      4

      Condensed Consolidated Statements of Operations
          Three Months Ended October 31, 2006 and 2005                    5

      Condensed Consolidated Statements of Cash Flows
          Six Months Ended October 31, 2006 and 2005                      6

      Notes to Condensed Consolidated Financial Statements              7-12

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                13-19

  Item 3- Quantitative and Qualitative Disclosures about Market Risk     19

  Item 4- Controls and Procedures                                        20


Part II.  Other Information:

       Items 1, 1A, 2, 3 and 5 are omitted because they are not applicable

       Item 4 - Submission of Matters to a Vote of Security Holders      20

       Item 6 - Exhibits                                                 20

       Signatures                                                        21

       Exhibits                                                        22-25

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                           --------------------------
                                                     October 31,       April 30,
                                                        2006             2006
                                                        ----             ----
                                                     (UNAUDITED)       (NOTE A)
                                                           (In thousands)
         ASSETS:
Current assets:
  Cash and cash equivalents                           $  4,794       $  2,639
  Marketable securities                                 19,049         21,836
  Accounts receivable, net of allowance for
    doubtful accounts of $276 at October 31
    and April 30, 2006                                  13,754         15,868
  Inventories                                           26,476         22,971
  Deferred income taxes                                  1,902          2,135
  Income tax receivable                                     88             68
  Prepaid expenses and other                             1,434          1,246
                                                      --------       --------
          Total current assets                          67,497         66,763
Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                           6,899          6,663
Deferred income taxes                                    2,719          2,842
Goodwill and other Intangible assets, net                  483            513
Cash surrender value of life insurance                   6,558          6,318
Other assets                                             3,847          3,642
                                                      --------       --------
  Total assets                                        $ 88,003       $ 86,741
                                                      ========       ========


         LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable - trade                            $  2,780       $  2,202
  Accrued liabilities and other                          3,323          3,929
  Income taxes payable                                       -              -
  Dividend payable                                         860            857
                                                      --------       --------
  Total current liabilities                              6,963          6,988

Deferred compensation                                    8,375          8,122
Deferred gain and other liabilities                        824            998
                                                      --------       --------
  Total liabilities                                     16,162         16,108
                                                      --------       --------
Stockholders' equity:
  Preferred stock  - $1.00 par value                         -              -
  Common stock  -  $1.00 par value                       9,164          9,164
  Additional paid-in capital                            46,174         45,688
  Retained earnings                                     15,752         15,527
                                                      --------       --------
                                                        71,090         70,379
  Common stock reacquired and held in treasury
    -at cost, 565,581 shares at October 31, 2006
     and 592,194 shares at April 30, 2006               (2,356)        (2,437)
  Accumulated other comprehensive income                 3,107          2,691
                                                      --------       --------
  Total stockholders' equity                            71,841         70,633
                                                      --------       --------
  Total liabilities and stockholders' equity          $ 88,003       $ 86,741
                                                      ========       ========




                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                          Six Months Ended October 31,
                                   (Unaudited)

                                                  2006              2005
                                                  ----              ----
                                            (In thousands except per share data)

Net sales                                        $28,634           $22,556
Cost of sales                                     18,441            14,361
                                                 -------           -------
        Gross margin                              10,193             8,195

Selling and administrative expenses                5,455             5,077
Research and development expense                   4,028             2,951
                                                 -------           -------
        Operating profit                             710               167

Other income (expense):
     Investment income                               579             2,666
     Equity in Morion                                274               229
     Interest expense                                (57)              (59)
     Other income, net                               100               767
                                                 -------           -------
Income before provision for income taxes           1,606             3,770

Provision for income taxes                           521             1,296
                                                 -------           -------
        Net income                               $ 1,085           $ 2,474
                                                 =======           =======


Net income per common share
        Basic                                    $  0.13          $  0.29
                                                 =======          =======

        Diluted                                  $  0.12          $  0.29
                                                 =======          =======
Average shares outstanding
        Basic                                  8,584,409        8,525,629
                                               =========        =========
        Diluted                                8,732,393        8,665,810
                                               =========        =========






                See accompanying notes to consolidated condensed
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                         Three Months Ended October 31,
                                   (Unaudited)

                                                  2006                2005
                                                  ----                ----
                                            (In thousands except per share data)

Net sales                                       $14,320             $11,499
Cost of sales                                     8,980               7,401
                                                -------             -------
        Gross margin                              5,340               4,098

Selling and administrative expenses               2,674               2,533
Research and development expense                  2,647               1,509
                                                -------             -------
        Operating profit                             19                  56

Other income (expense):
     Investment income                              280               1,341
     Equity in Morion                                71                  85
     Interest expense                               (21)                (31)
     Other income, net                               19                 698
                                                -------             -------
Income before provision for income taxes            368               2,149

Provision for income taxes                          181                 817
                                                -------             -------
        Net income                              $   187             $ 1,332
                                                =======             =======


Net income per common share
        Basic                                   $  0.02             $  0.16
                                                =======             =======
        Diluted                                 $  0.02             $  0.15
                                                =======             =======
Average shares outstanding
        Basic                                 8,592,113           8,531,238
                                              =========           =========
        Diluted                               8,744,852           8,674,280
                                              =========           =========






                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                          Six Months Ended October 31,
                                   (Unaudited)

                                                           2006          2005
                                                           ----          ----
                                                             (In thousands)

Cash flows from operating activities:
  Net income                                             $ 1,085        $ 2,474
  Non-cash charges (income) to earnings, net               1,785         (1,512)
  Net changes in other assets and liabilities             (2,163)        (2,863)
                                                         -------        -------
Net cash provided by (used in) operating activities          707         (1,901)
                                                         -------        -------

Cash flows from investing activities:
  Payment for acquisition                                      -           (103)
  Proceeds from sale of marketable securities              4,104         12,568
  Purchase of marketable securities                         (935)        (8,802)
  Purchase of fixed assets                                (1,013)          (933)
  Other - net                                                 45              -
                                                         -------        -------
Net cash provided by investing activities                  2,201          2,730
                                                         -------        -------

Cash flows from financing activities:
  Payment of cash dividend                                  (857)          (852)
  Proceeds from stock option exercises                        62              -
  Other - net                                                  -             21
                                                         -------        -------
Net cash used in financing activities                       (795)          (831)
                                                         -------        -------
Net increase (decrease) in cash and cash equivalents
  before effect of exchange rate changes                   2,113             (2)

Effect of exchange rate changes
  on cash and cash equivalents                                42            113
                                                         -------        -------

  Net increase in cash                                     2,155            111

  Cash at beginning of period                              2,639          6,701
                                                         -------        -------
  Cash at end of period                                  $ 4,794        $ 6,812
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2006 and the results of its operations and cash flows for the six and three months ended October 31, 2006 and 2005. The April 30, 2006 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2006 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                       Six months             Three months
                                       ----------             ------------
                                              Periods ended October 31,
                                   2006         2005         2006        2005
                                   ----         ----         ----        ----
Basic EPS Shares outstanding
  (weighted average)            8,584,409    8,525,629    8,592,113    8,531,238
Effect of Dilutive Securities     147,984      140,181      152,739      143,042
                                ---------    ---------    ---------    ---------
Diluted EPS Shares outstanding  8,732,393    8,665,810    8,744,852    8,674,280
                                =========    =========    =========    =========

     The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company's common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:
                                       Six months             Three months
                                       ----------             ------------
                                              Periods ended October 31,
                                   2006         2005         2006        2005
                                   ----         ----         ----        ----
Outstanding Options excluded     571,550      570,550      571,550     570,550
                                 -------      -------      -------     -------

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2006 and April 30, 2006 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $1,725,000 and $4,857,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,326,000  and
$3,923,000 at October 31, 2006 and April 30, 2006, respectively, consist of the following:

                                        October 31, 2006         April 30, 2006
                                                      (In thousands)
  Raw materials and Component parts         $13,336                  $11,172
  Work in progress                           13,140                   11,799
                                            -------                  -------
                                            $26,476                  $22,971
                                            =======                  =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - -COMPREHENSIVE INCOME

     For the six months ended October 31, 2006 and 2005, total comprehensive income was $1,501,000 and $755,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - EQUITY-BASED COMPENSATION

     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $277,000 and $162,000 was recognized during the six and three months ended October 31, 2006, respectively, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

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

     At October 31, 2006, unrecognized compensation cost for all the Company's stock-based compensation awards was approximately $1.5 million. The unrecognized compensation cost for stock-based compensation awards at October 31, 2006 is expected to be recognized over a weighted average period of 3.1 years.

     In addition, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107"), issued by the Securities and Exchange Commission in March 2005 in its adoption of FAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, during the six and three months ended October 31, 2006, stock-based compensation expense was $140,000 and $87,000, respectively, in cost of sales and $137,000 and $75,000, respectively, in selling, general and administrative expense.

     Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. Under FAS 123(R) "excess tax benefits" are to be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the six and three months ended October 31, 2006, there were no excess tax benefits to be included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of FAS 123(R).

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      Effect of Adoption of FAS 123(R)

     The application of FAS 123(R) had the following effect on the reported amounts for the six and three months ended October 31, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except for per share amounts.)

                                      Using Intrinsic     FAS 123(R)       As
                                       Value Method      Adjustments    Reported
                                      ---------------    -----------    --------

  Six Months ended October 31, 2006:
  ----------------------------------
      Operating Profit                     $  987           ($277)       $  710

      Income before provision
           for income taxes                $1,883           ($277)       $1,606

      Net Income                           $1,362           ($277)       $1,085

      Basic Earnings per Share              $0.16          ($0.03)        $0.13
      Diluted Earnings per Share            $0.15          ($0.03)        $0.12

 Three Months ended October 31, 2006:
 ------------------------------------
      Operating Profit                     $  181           ($162)        $  19

      Income before provision
           for income taxes                  $530           ($162)         $368

      Net Income                             $349           ($162)         $187

      Basic Earnings per Share              $0.04          ($0.02)        $0.02
      Diluted Earnings per Share            $0.04          ($0.02)        $0.02

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the six and three months ended October 31, 2006, and each of the years ended April 30, 2006 and 2005: dividend yield of 1.4%, 1.4%, and 1.1%; expected volatility of 59%; risk free interest rate of 5.0%, 4.1%, and 3.9%; and expected lives of six and one-half years, respectively.

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

      Employee Stock Option Plans

     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option ("NQSO") plans, Incentive Stock Option ("ISO") plans, and Stock Appreciation Rights ("SARs"). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of October 31, 2006, eligible employees had been granted awards to purchase 167,500 shares of Company stock under SARs, all of which are outstanding and are not exercisable. As of October 31, 2006, eligible employees had been granted options to purchase 1,182,500

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

shares of Company stock under ISO plans of which approximately 392,000 options are outstanding and approximately 287,000 are exercisable. Through October 31, 2006, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 732,000 are both outstanding and exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). During the three months ended October 31, 2006, the Company recorded compensation charges of approximately $65,000 with respect to the fiscal year 2007 SARs grant. Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $968,000 which will be recognized over a weighted average period of 3.8 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $552,000 which will be recognized over a weighted average period of 1.6 years. For the six and three months ended October 31, 2006, the Company recorded compensation charges related to the ISO plans of approximately $212,000 and $97,000, respectively, using the fair value method.

     Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals during stock exercises will be taken from available treasury stock.

     Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

                                               Six months ended October 31, 2006
                                                                      Wtd Avg
                                                   Shares              Price
                                                   ------              -----
    Outstanding at beginning of period            1,133,387           $11.32
    Granted                                         167,500           $11.95
    Exercised                                        (9,000)           $6.90
    Expired or canceled                                   -                -
                                                 ----------
    Outstanding at end of period                  1,291,887           $11.43
                                                  =========
    Exercisable at end of period                  1,019,637           $11.29
                                                  =========
    Available for grant at end of period            231,500
                                                    =======
    Weighted average fair value
    of options granted during the period              $6.54
                                                      =====

     The  following  table  summarizes   information  about  stock-based  awards
outstanding at October 31, 2006:

                                   Options Outstanding             Options Exercisable
                      ---------------------------------------   -----------------------
                                     Weighted
                                      Average       Weighted                  Weighted
                        Number       Remaining       Average      Number       Average
  Actual Range of     Outstanding   Contractual     Exercise    Exercisable   Exercise
  Exercise Prices     at 10/31/06      Life           Price     at 10/31/06     Price
  ---------------     -----------   -----------     --------    -----------   --------
  $6.615 - 9.970        479,700         3.9         $ 7.65        449,075      $ 7.55
  10.167 - 16.625       730,187         5.5          12.53        488,562       12.63
      23.75              82,000         3.8          23.75         82,000       23.75

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         Fiscal year 2006

     Stock-based compensation in fiscal year 2006 was determined using the intrinsic value method. The following table provides supplemental information for the six and three months ended October 31, 2005 as if stock-based compensation had been computed under FAS 123(R)
                                          (in thousands, except per share data):
                                            Six months         Three months
                                            ----------         ------------
                                             Periods ended October 31, 2005
  Net income, as reported                     $2,474               $1,332
  Cost of stock options, net of tax             (146)                 (93)
                                              ------               ------
  Net income - pro forma                      $2,328               $1,239
                                              ======               ======

  Earnings per share, as reported:
     Basic                                    $ 0.29               $ 0.16
                                              ======               ======
     Diluted                                  $ 0.29               $ 0.15
                                              ======               ======
  Earnings per share- pro forma
     Basic                                    $ 0.27               $ 0.15
                                              ======               ======
     Diluted                                  $ 0.27               $ 0.14
                                              ======               ======

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


                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     The  table  below  presents   information   about  reported  segments  with
reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
                                          Six months             Three months
                                          ----------             ------------
                                                Periods ended October 31,
                                      2006       2005         2006        2005
                                      ----       ----         ----        ----
Net sales:
    FEI-NY                          $20,205     $14,579     $ 9,540     $ 7,723
    Gillam-FEI                        4,451       4,059       2,421       1,844
    FEI-Zyfer                         4,738       5,132       2,831       2,687
    less intersegment sales            (760)     (1,214)       (472)       (755)
                                    -------     -------     -------     -------
    Consolidated sales              $28,634     $22,556     $14,320     $11,499
                                    =======     =======     =======     =======

Operating profit (loss):
    FEI-NY                           $  448      $  206      $ (413)     $  272
    Gillam-FEI                          162        (428)        170        (362)
    FEI-Zyfer                           371         715         429         382
    Corporate                          (271)       (326)       (167)       (236)
                                     ------      ------      ------      ------
    Consolidated operating profit    $  710      $  167      $   19      $   56
                                     ======      ======      ======      ======


                                           October 31, 2006       April 30, 2006
                                           ----------------       --------------
  Identifiable assets:
      FEI-NY                                   $41,078               $44,111
      Gillam-FEI                                12,802                13,755
      FEI-Zyfer                                  5,830                 5,356
      less intercompany balances               (10,075)              (14,585)
      Corporate                                 38,368                38,104
                                               -------               -------
      Consolidated Identifiable Assets         $88,003               $86,741
                                               =======               =======

NOTE H - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." ("FIN 48") This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company will comply with the provisions of FIN 48 but the impact of such adoption is not determinable at this time.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." ("FAS 157") This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company will comply with the provisions of FAS 157 when it becomes effective in fiscal year 2009. The impact of such adoption is not expected to have a material impact on the Company's financial statements since the Company utilizes fair value measures wherever required by current GAAP.

                     ---------------------------------------

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

      Stock-based Compensation

     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $277,000 and $162,000 was recognized during the six and three months ended October 31, 2006, respectively, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2006 and 2005 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                            Six months           Three months
                                            ----------           ------------
                                                 Periods ended October 31,
                                         2006       2005        2006       2005
                                         ----       ----        ----       ----
Net Sales
   FEI-NY                                70.6%      64.6%       66.6%      67.2%
   Gillam-FEI                            15.5       18.0        16.9       16.0
   FEI-Zyfer                             16.5       22.8        19.8       23.4
   Less intersegment sales               (2.6)      (5.4)       (3.3)      (6.6)
                                        -----      -----       -----      -----
                                        100.0      100.0       100.0      100.0
Cost of Sales                            64.4       63.7        62.7       64.4
                                        -----      -----       -----      -----
         Gross Margin                    35.6       36.3        37.3       35.6
Selling and administrative expenses      19.0       22.5        18.7       22.0
Research and development expenses        14.1       13.1        18.5       13.1
                                        -----      -----       -----      -----
         Operating Profit                 2.5        0.7         0.1        0.5

Other income, net                         3.1       16.0         2.4       18.2
                                        -----      -----       -----      -----
Pretax Income                             5.6       16.7         2.5       18.7
Provision for income taxes                1.8        5.7         1.2        7.1
                                        -----      -----       -----      -----
         Net Income                       3.8%      11.0%        1.3%      11.6%
                                        =====      =====       =====     ======


        (Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales
---------                                         (in millions)

                                Six months                        Three months
                       ------------------------------      ---------------------------
                                           Periods ended October 31,
    Segment             2006      2005       Change         2006      2005       Change
    -------             ----      ----       ------         ----      ----       ------
FEI-NY                 $20.2     $14.6    $5.6    39%      $ 9.5     $ 7.7    $1.8    24%
Gillam-FEI               4.5       4.1     0.4    10%        2.4       1.8     0.6    31%
FEI-Zyfer                4.7       5.1    (0.4)   (8%)       2.8       2.7     0.1     5%
Intersegment sales      (0.8)     (1.2)    0.5              (0.4)     (0.7)    0.3
                       -----     -----    ----             -----     -----    ----
                       $28.6     $22.6    $6.1    27%      $14.3     $11.5    $2.8    25%
                       =====     =====    ====             =====     =====    ====

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     As illustrated in the table above, the 27% and 25% increases in revenues for the six and three month periods ended October 31, 2006, respectively, were driven by the 39% and 24%, respectively, improvement in revenues in the FEI-NY segment. Revenues from space programs were significantly higher than in the prior fiscal year while sales to wireless infrastructure equipment manufacturers also strengthened. Revenues in the Gillam-FEI segment also improved 10% and 31%, respectively, from the same periods of fiscal year 2006 due primarily to a significant increase in business from its major customer. Revenues for the FEI-Zyfer segment declined by 8% for the six months ended October 31, 2006 and improved by 5% for the three month period then ended as compared to the same periods of fiscal year 2006. The decrease in the fiscal year 2007 six month period is primarily due to customer delays in releasing orders for additional product during the first quarter of the year. Total revenues from U.S. Government related programs, which are recorded in both the FEI-NY and FEI-Zyfer segments, were lower in the six month period ended October 31, 2006, but were higher in the three month period then ended compared to the same periods of fiscal year 2006. As U.S. Government programs receive funding, the Company expects to realize increased revenues from such programs in the future periods of fiscal year 2007. In particular, the Company expects revenues from both U.S. Government and commercial satellite programs to show sequential growth in the second half of fiscal year 2007. Similarly, revenues from wireless equipment manufacturers are expected to increase, particularly when China and India make decisions regarding the implementation of their new networks.

Gross margin
------------
                   Six months                          Three months
         ---------------------------------      --------------------------------
                                 Periods ended October 31,
           2006      2005        Change          2006      2005        Change
           ----      ----     ------------       ----      ----     ------------
         $10,193    $8,195    $1,998   24%      $5,340    $4,098    $1,242   30%

GM Rate    35.6%     36.3%                       37.3%     35.6%

     The 24% and 30% improvement in gross margin for the six and three months ended October 31, 2006, respectively, is primarily due to the increase in revenues over the same periods of fiscal year 2006. The gross margin rate for the six month period ended October 31, 2006, was lower than that for the same period of the prior year reflecting high engineering costs applied to certain of the Company's long-term contracts primarily during the first quarter of fiscal year 2007. The level of engineering effort applied to such contracts decreased in the second quarter of fiscal year 2007 which led to the improved gross margin rate for the three months ended October 31, 2006. As revenues increase and engineering costs return to more normal levels, the Company expects the gross margin rate to approach and exceed its target of 40%.

     Also, for the six and three months ended October 31, 2006, gross margin was reduced by $140,000 and $87,000, respectively, due to the inclusion in cost of sales of a charge for stock compensation expense. As disclosed in the footnotes to the financial statements, as of May 1, 2006, the Company is complying with the provisions of FAS 123(R), Accounting for Stock-Based Compensation. In the prior fiscal year, the Company applied the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and measured compensation cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." This method did not result in compensation cost upon the grant of options under a qualified stock option plan.

Selling and administrative expenses
-----------------------------------
                  Six months                          Three months
         ---------------------------------      --------------------------------
                                 Periods ended October 31,
           2006      2005        Change          2006      2005        Change
           ----      ----     ------------       ----      ----     ------------
         $5,455    $5,077      $378   7%       $2,674    $2,533      $141   6%

     For the six and three months ended October 31, 2006, selling and administrative expenses were 19% of revenues which achieved the Company's target for such expenses. For the comparable periods of fiscal year 2006, selling and administrative expenses were 22% of revenues, reflecting the lower level of sales for those periods compared to the administrative structure of the Company. The primary increases in expenses in the fiscal year 2007 periods were related to compensation, including additional personnel, accruals for incentive compensation, normal salary increases and stock compensation costs as indicated in the next paragraph. Increased compensation expense in the United States operations were partially offset by decreases in personnel costs in the Company's European subsidiaries.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     Included in selling and administrative expenses for the six and three months ended October 31, 2006, is $137,000 and $75,000, respectively, related to stock compensation expense as described above and in the footnotes to the financial statements.

     With fiscal year 2007 revenues at current or increasing levels, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues.

Research and development expense
--------------------------------
                   Six months                             Three months
         ---------------------------------      --------------------------------
                                 Periods ended October 31,
           2006      2005        Change          2006      2005        Change
           ----      ----     ------------       ----      ----     ------------
         $4,028    $2,951     $1,077   36%     $2,647    $1,509     $1,138   75%

     Research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales. Particularly during the second quarter of fiscal year 2007, the Company incurred high engineering costs to design and substantially improve the manufacturability of certain products for current and anticipated satellite payload programs. Such efforts account for the 36% and 75% increases in R&D spending for the six and three months ended October 31, 2006, respectively, compared to the same periods of fiscal year 2006. The Company also spent development money on new initiatives to design a ruggedized rubidium clock for secure military communications, enhance and miniaturize products for wireless communications, upgrade its GPS-based synchronization product line, and to develop enhanced network monitoring equipment and software.

     Research and development spending for the six and three months ended October 31, 2006, was 14.1% and 18.5% of revenues, respectively, compared to 13.1% of revenues for the same periods of fiscal year 2006. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit
----------------
                    Six months                          Three months
         ---------------------------------      --------------------------------
                                 Periods ended October 31,
           2006      2005        Change          2006      2005        Change
           ----      ----     ------------       ----      ----     ------------
           $710      $167     $543    325%       $19       $56     ($37)   (66%)

     The improvement in operating profit for the six months ended October 31, 2006, compared to the same period of fiscal year 2006 is due to increased revenues of $6.1 million (27%). The operating profit was reduced by increased spending on research and development. Such increased spending on research and development is also the primary reason that operating profits were lower for the three month period ended October 31, 2006, compared to fiscal year 2006 even though revenues were 25% higher in the fiscal year 2007 period.

Other income (expense)
----------------------

                                  Six months                           Three months
                      ---------------------------------     ----------------------------------
                                           Periods ended October 31,
                      2006      2005         Change         2006      2005          Change
                      ----      ----     --------------     ----      ----     ---------------
Investment income     $579     $2,666    ($2,087)  (78%)    $280     $1,341    ($1,061)  (79%)
Equity in Morion       274        229         45    20%       71         85        (14)  (16%)
Interest expense       (57)       (59)         2     3%      (21)       (31)        10    32%
Other income           100        767       (667)  (87%)      19        698       (679)  (97%)
                      ----     ------    -------            ----     ------    -------
                      $896     $3,603    ($2,707)  (75%)    $349     $2,093    ($1,744)  (83%)

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     The decrease in investment income for the six and three months ended October 31, 2006, is due to realized gains of approximately $2.1 million and $1.1 million, respectively, recorded in the prior fiscal year periods on the sale of a portion of the shares of Reckson Associates Realty Corp. stock ("REIT"). Such shares were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building. Similar gains were not recorded in the fiscal year 2007 periods.

     The Company records equity income in Morion, Inc. based on its 36% ownership interest in Morion's outstanding shares. The fluctuation in equity income is due to higher profitability at Morion for the six months ended October 31, 2006 but lower profits recorded for the three months then ended as compared to the same periods of fiscal year 2006. Morion recorded higher revenues in each of the fiscal year 2007 periods than the prior year but higher costs in the second quarter of fiscal year 2007 reduced its profitability compared to the same period of fiscal year 2006.

     The increase in interest expense for the six month period ended October 31, 2006 resulted primarily from an increase in borrowings under the Company's line of credit during the first quarter of fiscal year 2007. The line was repaid in the second quarter thus reducing interest expense during the fiscal year 2007 quarter as compared to the three month period ended October 31, 2005.

     Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on the real estate transaction referred to above is deferred and recognized in income over the initial lease term. Under the caption "Other, income" the Company recognized deferred gain of $176,000 and $88,000 for the six and three months ended October 31, 2006 and 2005, respectively. Offsetting the gain in the fiscal year 2007 periods is realized foreign exchange losses at the Company's European subsidiary. In the second quarter of fiscal year 2006, the European subsidiary recorded a $680,000 gain on the sale of a building to the subsidiary's president. Other insignificant income and expense items are also recorded under this caption.

Net income
----------
                   Six months                            Three months
         -----------------------------------     -------------------------------
                                 Periods ended October 31,
           2006      2005        Change          2006      2005       Change
           ----      ----   ----------------     ----      ----  ---------------
         $1,085    $2,474   ($1,389)   (56%)     $187    $1,332  ($1,145)  (86%)

     Net income for the six and three months ended October 31, 2006, was lower than that realized in the same periods of fiscal year 2006 primarily as the result of gains recognized in the prior year. As indicated above, the Company recognized gains of $2.1 million and $1.1 million, respectively, on the sale of certain marketable securities during the six and three months ended October 31, 2005 and, in the three month period then ended, recorded a gain of $680,000 on the sale of a subsidiary's building. Excluding the effects of those gains, net income for the six months ended October 31, 2006, was higher than the same period of fiscal year 2006 largely on the basis of the 27% increase in revenues. For the three month period ended October 31, 2006, net income was approximately the same as the prior year period exclusive of the gains. Although revenues were 25% higher in the fiscal year 2007 three month period, increased investment in research and development reduced profitability compared to the same period of fiscal year 2006.

Income Taxes
------------

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $61 million at October 31, 2006, which is comparable to working capital at April 30, 2006. Included in working capital at October 31, 2006 is $23.8 million of cash, cash equivalents and marketable securities. The Company's current ratio at October 31, 2006 is 9.7 to 1.

     For the six months ended October 31, 2006, the Company generated $707,000 in cash from operating activities compared to $1.9 million used by operations in the comparable fiscal year 2006 period. The most significant use of cash in the fiscal year 2007 period was for the acquisition of additional parts inventory to support large programs currently in process and expected to be booked in the near future. Cash was generated by the collection of accounts receivable as well as by an increase in accounts payable. In the six month period ended October 31, 2005, the significant decrease in operating cash flow was due primarily to the payment of income taxes related to the investment gains realized in the previous fiscal year as well as increases in the value of the Company's accounts receivable and inventory. For the full fiscal year 2007, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large production contracts.

     Net cash provided by investing activities for the six months ended October 31, 2006, was $2.2 million compared to $2.7 million for the same period of fiscal year 2006. The principal source of cash in the fiscal year 2007 period was the sale or redemption of certain marketable securities, net of purchases, aggregating $3.2 million. In the same period of the prior year, $3.8 million was recognized on the net sales of marketable securities, including REIT units as described above in the Results of Operations section. During the six months ended October 31, 2006 and 2005, the Company also acquired capital equipment for approximately $1.0 million and $933,000, respectively. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2007 are expected to aggregate approximately $2.5 million. Internally generated cash is adequate to acquire this level of capital equipment.

     Net cash used in financing activities for the six months ended October 31, 2006, was $795,000 compared to $852,000 during the comparable fiscal year 2006 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $857,000 and $852,000, respectively. During the three months ended July 31, 2006, the Company borrowed $1.6 million under its line of credit to fund current operations rather than liquidating additional marketable securities. Such borrowings were repaid early in the second quarter of fiscal year 2007.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended October 31, 2006, the Company did not acquire any shares of its stock under this authorization.

     The Company will continue to expend resources to develop and improve products for wireless and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2007, the Company has made and intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and commercial communications marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of at least 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     At October 31, 2006, the Company's  backlog amounted to  approximately  $37
million   compared  to  $36  million  at  April  30,  2006.   Of  this  backlog,
approximately 80% is realizable in the next twelve months.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

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

      Contractual obligations
      -----------------------
              As of October 31, 2006

                                      Total      Less than                                 More than
       Contractual Obligations   (in thousands)    1 Year    1 to 3 Years   3 to 5 Years    5 Years
       -----------------------   --------------    ------    ------------   ------------    -------
  Operating Lease Obligations       $1,264         $ 584       $ 572           $  72        $   36
  Deferred Compensation              8,375*          317         332             191         7,535
                                    ------         -----       -----           -----        ------
  Total                             $9,639         $ 901       $ 904           $ 263        $7,571
                                    ======         =====       =====           =====        ======

     *Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $7,535 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.


                        --------------------------------
                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $19.0 million and $87,000, respectively, at October 31, 2006. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2006, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk

     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2006, the amount related to foreign currency exchange rates is a $3,333,000 unrealized gain.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

                                     Item 4.
Controls and Procedures

     Disclosure  Controls and  Procedures.
     -------------------------------------

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


                                     PART II

ITEMS 1, 1A, 2, 3 and 5 are omitted because they are not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

     On September 27, 2006, at the Annual Meeting of Stockholders, the following matters were approved by the shareholders of the Company:

     1.   Election of the following six directors:

          DIRECTOR                 FOR         WITHHELD         BROKER NON-VOTES
          --------                 ---         --------         ----------------
       Joseph P. Franklin       6,524,723     1,278,834                0
       Martin B. Bloch          6,550,769     1,252,788                0
       Joel Girsky              6,551,396     1,252,161                0
       E. Donald Shapiro        7,704,510        99,047                0
       S. Robert Foley, Jr.     7,706,609        96,948                0
       Richard Schwartz         7,605,235       198,322                0

     2. Ratification of the appointment of Holtz Rubenstein Reminick LLP as independent auditors for fiscal year 2007. The results of the voting were as follows:

              FOR            AGAINST         ABSTAIN        BROKER NON-VOTES
           ---------         -------         -------        ----------------
           7,737,922         48,180           17,455                0

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


                                           FREQUENCY ELECTRONICS, INC.
                                                   (Registrant)


Date: December 15, 2006                    BY   /s/   Alan Miller
                                             ---------------------------
                                                Alan Miller
                                                Treasurer and
                                                Chief Financial Officer
                                                (principal financial officer and
                                                 duly authorized officer)

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


  /s/   Martin Bloch                                       December 15, 2006
  --------------------------
     Martin B. Bloch
     Chief Executive Officer

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

  /s/   Alan Miller                                         December 15, 2006
  ---------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Martin Bloch                                         December 15, 2006
  --------------------------
     Martin B. Bloch
     Chief Executive Officer



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/   Alan Miller                                          December 15, 2006
  --------------------------
     Alan L. Miller
     Chief Financial Officer



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