Form 10-Q
period 2007-01-31
FREQUENCY ELECTRONICS INC
filed 2007-03-19
CIK 39020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                For the Quarterly Period ended January 31, 2007

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

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       ----                   ----                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 2007 - 8,676,884

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:                                        Page No.

  Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets -
          January 31, 2007 and April 30, 2006                             3

      Condensed Consolidated Statements of Operations
          Nine Months Ended January 31, 2007 and 2006                     4

      Condensed Consolidated Statements of Operations
          Three Months Ended January 31, 2007 and 2006                    5

      Condensed Consolidated Statements of Cash Flows
          Nine Months Ended January 31, 2007 and 2006                     6

      Notes to Condensed Consolidated Financial Statements               7-13

  Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13-19

  Item 3- Quantitative and Qualitative Disclosures about Market Risk    19-20

  Item 4- Controls and Procedures                                        20


Part II.  Other Information:

  Items 1, 2, 3, 4 and 5 are omitted because they are not applicable

  Item 6 - Exhibits                                                      20

  Signatures                                                             21

  Exhibits                                                              22-25

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                           --------------------------
                                                    January 31,       April 30,
                                                        2007             2006
                                                        ----             ----
                                                     (UNAUDITED)       (NOTE A)
                                                           (In thousands)
         ASSETS:
Current assets:
  Cash and cash equivalents                          $  2,481          $  2,639
  Marketable securities                                15,457            21,836
  Accounts receivable, net of allowance for
    doubtful accounts of $276 at January 31, 2007
    and April 30, 2006                                 10,985            15,868
  Inventories                                          30,546            22,971
  Deferred income taxes                                 1,747             2,135
  Income tax receivable                                   397                68
  Prepaid expenses and other                            1,953             1,246
                                                     --------          --------
        Total current assets                           63,566            66,763
Property, plant and equipment, at cost,
  less accumulated depreciation and
  amortization                                          7,152             6,663
Deferred income taxes                                   2,825             2,842
Goodwill and other Intangible assets, net                 468               513
Cash surrender value of life insurance                  6,678             6,318
Investment in and loans receivable from affiliates      7,212             2,825
Other assets                                            1,008               817
                                                     --------          --------
        Total assets                                 $ 88,909          $ 86,741
                                                     ========          ========


         LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable - trade                           $  2,910          $  2,202
  Accrued liabilities and other                         4,287             3,929
  Dividend payable                                          -               857
                                                     --------          --------
        Total current liabilities                       7,197             6,988

Deferred compensation                                   8,492             8,122
Deferred gain and other liabilities                       734               998
                                                     --------          --------

        Total liabilities                              16,423            16,108
                                                     --------          --------
Stockholders' equity:
  Preferred stock  - $1.00 par value                        -                 -
  Common stock  -  $1.00 par value                      9,164             9,164
  Additional paid-in capital                           46,840            45,688
  Retained earnings                                    14,999            15,527
                                                     --------          --------
                                                       71,003            70,379
  Common stock reacquired and held in treasury
    -at cost, 505,056 shares at January 31, 2007
     and 592,194 shares at April 30, 2006              (2,172)           (2,437)
  Accumulated other comprehensive income                3,655             2,691
                                                     --------          --------
        Total stockholders' equity                     72,486            70,633
                                                     --------          --------
        Total liabilities and stockholders' equity   $ 88,909          $ 86,741
                                                     ========          ========




                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Consolidated Condensed Statements of Operations

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                2007                 2006
                                                ----                 ----
                                            (In thousands except per share data)

Net sales                                      $40,751             $37,668
Cost of sales                                   26,781              24,011
                                               -------             -------
        Gross margin                            13,970              13,657

Selling and administrative expenses              8,344               8,154
Research and development expenses                6,628               4,124
                                               -------             -------
        Operating (loss) profit                 (1,002)              1,379

Other income (expense):
     Investment income                             785               2,951
     Equity in Morion                              566                 423
     Interest expense                              (74)                (83)
     Other income, net                             270                 928
                                               -------             -------
Income before provision for income taxes           545               5,598

Provision for income taxes                         213               1,876
                                               -------             -------
        Net income                             $   332             $ 3,722
                                               =======             =======


Net income per common share
        Basic                                  $  0.04             $  0.44
                                               =======             =======
        Diluted                                $  0.04             $  0.43
                                               =======             =======
Average shares outstanding
        Basic                                 8,600,700           8,530,926
                                              =========           =========
        Diluted                               8,747,110           8,668,685
                                              =========           =========




                See accompanying notes to consolidated condensed
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                         Three Months Ended January 31,
                                   (Unaudited)

                                                  2007             2006
                                                  ----             ----
                                            (In thousands except per share data)

Net sales                                       $12,117           $15,113
Cost of sales                                     8,340             9,651
                                                -------           -------
        Gross margin                              3,777             5,462

Selling and administrative expenses               2,889             3,077
Research and development expense                  2,600             1,173
                                                -------           -------
        Operating (loss) profit                  (1,712)            1,212

Other income (expense):
     Investment income                              206               285
     Equity in Morion                               292               194
     Interest expense                               (17)              (24)
     Other income (expense), net                    169               161
                                                -------           -------
(Loss) Income before (benefit) provision
    for income taxes                             (1,062)            1,828

 (Benefit) Provision for income taxes              (308)              580
                                                -------           -------

        Net (loss) income                       $  (754)          $ 1,248
                                                =======           =======

Net (loss) income per common share
        Basic                                   $ (0.09)          $  0.15
                                                =======           =======
        Diluted                                 $ (0.09)          $  0.14
                                                =======           =======
Average shares outstanding
        Basic                                  8,633,283         8,541,519
                                               =========         =========
        Diluted                                8,633,283         8,674,434
                                               =========         =========













                See accompanying notes to condensed consolidated
                             financial statements.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                          Nine Months Ended January 31,
                                   (Unaudited)

                                                       2007            2006
                                                       ----            ----
                                                           (In thousands)

Cash flows from operating activities:
  Net income                                          $   332         $ 3,722
  Non-cash charges to earnings                          2,507          (1,346)
  Net changes in other assets and liabilities          (3,669)         (4,224)
                                                      -------         -------
Net cash used in operating activities                    (830)         (1,848)
                                                      -------         -------

Cash flows from investing activities:
  Payment for acquisitions                             (1,811)           (103)
  Loan to affiliate                                    (1,500)              -
  Proceeds from sale of marketable securities           8,053          12,818
  Purchase of marketable securities                    (1,253)        (11,518)
  Purchase of fixed assets                             (1,675)         (1,260)
                                                      -------         -------
Net cash provided by (used in)
   investing activities                                 1,814             (63)
                                                      -------         -------

Cash flows from financing activities:
  Payment of cash dividend                             (1,717)         (1,706)
  Proceeds from short-term credit obligations               -           1,000
  Other - net                                             158              17
                                                      -------         -------
Net cash used in financing activities                  (1,559)           (689)
                                                      -------         -------
Net decrease in cash and cash equivalents
  before effect of exchange rate changes                 (575)         (2,600)

Effect of exchange rate changes
  on cash and cash equivalents                            417              65
                                                      -------         -------
   Net decrease in cash                                  (158)         (2,535)

   Cash at beginning of period                          2,639           6,701
                                                      -------         -------
   Cash at end of period                              $ 2,481         $ 4,166
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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2007 and the results of its operations and cash flows for the nine and three months ended January 31, 2007 and 2006. The April 30, 2006 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2006 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

     Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
                                        Nine months           Three months
                                   --------------------   ---------------------
                                             Periods ended January 31,
                                    2007        2006        2007        2006
                                    ----        ----        ----        ----
 Basic EPS Shares outstanding
   (weighted average)             8,600,700   8,530,926   8,633,283   8,541,519
 Effect of Dilutive Securities      146,410     137,759         ***     132,915
                                  ---------   ---------   ---------   ---------
 Diluted EPS Shares outstanding   8,747,110   8,668,685   8,633,283   8,674,434
                                  =========   =========   =========   =========

     *** Dilutive securities are excluded for the three month period ended January 31, 2007 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

     The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company's common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:
                                    Nine months           Three months
                                           Periods ended January 31,
                                  2007       2006        2007       2006
                                  ----       ----        ----       ----
 Outstanding Options excluded   571,550    570,550     571,550    570,550
                                =======    =======     =======    =======

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable at January 31, 2007 and April 30, 2006 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $3,108,000 and $4,857,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

     Inventories,   which  are  reported  net  of  reserves  of  $4,356,000  and
$3,923,000 at January 31, 2007 and April 30, 2006, respectively, consist of the following:

                                           January 31, 2007       April 30, 2006
                                                       (In thousands)

  Raw materials and Component parts            $14,950                $11,172
  Work in progress                              15,596                 11,799
                                               -------                -------
                                               $30,546                $22,971
                                               =======                =======

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE E - COMPREHENSIVE INCOME

     For the nine months ended January 31, 2007 and 2006 total comprehensive income was $1,296,000 and $1,821,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F- INVESTMENT IN AFFILIATES

     The Company's investment in affiliates consists of a 36% interest in Morion, Inc., a privately-held Russian crystal oscillator manufacturer, and a 20% interest in Elcom Technologies, Inc., a privately-held designer and manufacturer of high switching speed, low phase noise instruments and components. In addition to its initial investment, the Company has also extended a loan to Elcom in the form of a convertible note. Due to the timing of the Elcom investment in late December 2006, the transaction had no impact on the Company's financial results for any period. Summarized financial data for the operations of Morion for the nine and three month periods ended January 31, 2007 and 2006, are as follows: (in thousands)

                                  Nine months             Three months
                                        Periods ended January 31,
                               2007        2006          2007        2006
                               ----        ----          ----        ----
   Operating Revenues        $11,417      $8,795        $3,705      $2,674
   Operating Income            1,587       1,288           872         694
   Net Income                  1,312       1,056           720         584

NOTE G - EQUITY-BASED COMPENSATION

     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $438,000 and $162,000 was recognized during the nine and three months ended January 31, 2007, respectively, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

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

     At January 31, 2007, unrecognized compensation cost for all the Company's stock-based compensation awards was approximately $1.4 million. The unrecognized compensation cost for stock-based compensation awards at January 31, 2007 is expected to be recognized over a weighted average period of 2.9 years.

     In addition, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107"), issued by the Securities and Exchange Commission in March 2005 in its adoption of FAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, during the nine and three months ended January 31, 2007, stock-based compensation expense was $226,000 and $87,000, respectively, in cost of sales and $212,000 and $75,000, respectively, in selling, general and administrative expense.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. Under FAS 123(R) "excess tax benefits" are to be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the nine and three months ended January 31, 2007, there were no excess tax benefits to be included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of FAS 123(R).

        Effect of Adoption of FAS 123(R)
        --------------------------------
     The application of FAS 123(R) had the following effect on the reported amounts for the nine and three months ended January 31, 2007, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except for per share amounts).

                                    Using Intrinsic     FAS 123(R)         As
                                     Value Method      Adjustments      Reported

  Nine Months ended January 31, 2007:
  -----------------------------------
  Operating Loss                        ($ 564)           ($438)       ($ 1,002)

  Income before provision
       for income taxes                   $983            ($438)           $545

  Net Income                              $770            ($438)           $332

  Basic Earnings per Share               $0.09           ($0.05)          $0.04

  Diluted Earnings per Share             $0.09           ($0.05)          $0.04


  Three Months ended January 31, 2007:
  ------------------------------------
  Operating Loss                       ($1,550)           ($162)       ($ 1,712)

  Loss before benefit
       for income taxes                  ($900)           ($162)        ($1,062)

  Net Loss                               ($592)           ($162)          ($754)

  Basic Earnings per Share              ($0.07)          ($0.02)         ($0.09)

  Diluted Earnings per Share            ($0.07)          ($0.02)         ($0.09)

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the nine and three months ended January 31, 2007, and each of the years ended April 30, 2006 and 2005: dividend yield of 1.4%, 1.4%, and 1.1%; expected volatility of 59%; risk free interest rate of 5.0%, 4.1%, and 3.9%; and expected lives of six and one-half years, respectively.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Employee Stock Option Plans
---------------------------
     The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option ("NQSO") plans, Incentive Stock Option ("ISO") plans, and Stock Appreciation Rights ("SARs"). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of January 31, 2007, eligible employees had been granted awards to acquire 167,500 shares of Company stock under SARs, all of which are outstanding and are not exercisable. As of January 31, 2007, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 389,000 options are outstanding and approximately 284,000 are exercisable. Through January 31, 2007, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 722,000 are both outstanding and exercisable (see tables below).

     The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). During the nine and three months ended January 31, 2007, the Company recorded compensation charges of approximately $129,000 and $65,000, respectively, with respect to the fiscal year 2007 SARs grant. Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $903,000 which will be recognized over a weighted average period of 3.5 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $455,000 which will be recognized over a weighted average period of 1.7 years. For the nine and three months ended January 31, 2007, the Company recorded compensation charges related to the ISO plans of approximately $309,000 and $97,000, respectively, using the fair value method.

     Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals during stock exercises will be taken from available treasury stock.

     Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

                                              Nine months ended January 31, 2007
                                                                    Wtd Avg
                                                  Shares             Price
                                                  ------             -----
    Outstanding at beginning of period           1,133,387           $11.32
    Granted                                        167,500           $11.95
    Exercised                                      (22,300)           $7.07
    Expired or canceled                                  -             -
                                                 ---------
    Outstanding at end of period                 1,278,587           $11.48
                                                 =========
    Exercisable at end of period                 1,006,337           $11.34
                                                 =========
    Available for grant at end of period           231,500
                                                   =======
    Weighted average fair value
    of options granted during the period           $6.54
                                                   =====

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     The  following  table  summarizes   information  about  stock-based  awards
outstanding at January 31, 2007:

                              Options Outstanding              Options Exercisable
                   --------------------------------------    -----------------------
                                   Weighted
                                    Average      Weighted                   Weighted
                     Number        Remaining      Average      Number        Average
Actual Range of    Outstanding    Contractual    Exercise    Exercisable    Exercise
Exercise Prices    at 1/31/07        Life          Price     at 1/31/07       Price
---------------    ----------        ----          -----     ----------       -----
$6.615 - 9.970       466,400          3.7         $ 7.66       435,775       $ 7.56
10.167 - 16.625      730,187          5.3          12.53       488,562        12.63
    23.75             82,000          3.5          23.75        82,000        23.75

Fiscal year 2006
----------------
     Stock-based compensation in fiscal year 2006 was determined using the intrinsic value method. The following table provides supplemental information for the nine and three months ended January 31, 2006 as if stock-based compensation had been computed under FAS 123(R).

                                        (in thousands, except per share data):
                                            Nine months        Three months
                                             Periods ended January 31, 2006
  Net income, as reported                     $3,722               $1,248
  Cost of stock options, net of tax             (240)                 (59)
                                              ------               ------
  Net income - pro forma                      $3,482               $1,189
                                              ======               ======

  Earnings per share, as reported:
     Basic                                    $ 0.44               $ 0.15
                                              ======               ======
     Diluted                                  $ 0.43               $ 0.14
                                              ======               ======
  Earnings per share- pro forma
     Basic                                    $ 0.41               $ 0.14
                                              ======               ======
     Diluted                                  $ 0.40               $ 0.14
                                              ======               ======


NOTE H - SEGMENT INFORMATION

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

     The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

                                                  Nine months              Three months
                                                        Periods ended January 31,
                                              2007         2006          2007         2006
                                              ----         ----          ----         ----
Net sales:
  FEI-NY                                    $28,449      $24,934       $ 8,244      $10,355
  Gillam-FEI                                  7,470        6,206         3,019        2,147
  FEI-Zyfer                                   6,155        7,895         1,417        2,763
  less intersegment sales                    (1,323)      (1,367)         (563)        (152)
                                            -------      -------       -------      -------
   Consolidated sales                       $40,751      $37,668       $12,117      $15,113
                                            =======      =======       =======      =======

Operating (loss) profit:
  FEI-NY                                    $(1,063)     $ 1,404       $(1,511)     $ 1,198
  Gillam-FEI                                    344         (613)          182         (185)
  FEI-Zyfer                                      53        1,013          (318)         298
  Corporate                                    (336)        (425)          (65)         (99)
                                            -------      -------       -------      -------
   Consolidated operating (loss) profit     $(1,002)     $ 1,379       $(1,712)     $ 1,212
                                            =======      =======       =======      =======

                                          January 31, 2007       April 30, 2006
                                          ----------------       --------------
Identifiable assets:
  FEI-NY                                      $42,990               $44,111
  Gillam-FEI                                   14,167                13,755
  FEI-Zyfer                                     4,895                 5,356
  less intercompany balances                  (10,523)              (14,585)
  Corporate                                    37,380                38,104
                                              -------               -------
  Consolidated Identifiable Assets            $88,909               $86,741
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

     The SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective in the Company's quarter and fiscal year ending April 30, 2007. The Company is in the process of determining the impact of this bulletin on the Company's consolidated financial statements.

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

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

      Revenue Recognition
      -------------------
     Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Each month management reviews estimated contract costs. The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known. Provisions for anticipated losses on contracts are made in the period in which they become determinable.

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

      Stock-based Compensation
      ------------------------
     Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $438,000 and $162,000 was recognized during the nine and three months ended January 31, 2007, respectively, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

RESULTS OF OPERATIONS

     The table below sets forth for the respective periods of fiscal years 2007 and 2006 the percentage of consolidated net sales represented by certain items in the Company's consolidated statements of operations:

                                            Nine months         Three months
                                                  Periods ended January 31,
                                          2007      2006       2007       2006
                                          ----      ----       ----       ----
Net Sales
   FEI-NY                                 69.8%     66.2%      68.0%       68.5%
   Gillam-FEI                             18.3      16.5       24.9        14.2
   FEI-Zyfer                              15.1      21.0       11.7        18.3
   Less intersegment sales                (3.2)     (3.7)      (4.6)       (1.0)
                                         -----     -----      -----       -----
                                         100.0     100.0      100.0       100.0
Cost of Sales                             65.7      63.7       68.8        63.9
                                         -----     -----      -----       -----
                         Gross Margin     34.3      36.3       31.2        36.1
Selling and administrative expenses       20.5      21.6       23.8        20.3
Research and development expenses         16.3      11.0       21.5         7.8
                                         -----     -----      -----       -----
              Operating (Loss) Profit     (2.5)      3.7      (14.1)        8.0

Other income, net                          3.8      11.2        5.4         4.1
                                         -----     -----      -----       -----
Pretax Income (Loss)                       1.3      14.9       (8.7)       12.1
Provision (Benefit) for income taxes       0.5       5.0       (2.5)        3.8
                                         -----     -----      -----       -----
                     Net Income (Loss)     0.8%      9.9%      (6.2)%       8.3%
                                         =====     =====      =====       =====


         (Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales                                     (in millions)
---------

                            Nine months                        Three months
                     ----------------------------      ------------------------------
                                         Periods ended January 31,
                     2007      2006       Change        2007      2006      Change
                     ----      ----       ------        ----      ----      ------
FEI-NY              $28.4     $24.9    $3.5    14%      $8.2     $10.3   ($2.1)  (20%)
Gillam-FEI            7.5       6.2     1.3    20%       3.0       2.1     0.9    41%
FEI-Zyfer             6.2       7.9    (1.7)  (22%)      1.4       2.8    (1.4)  (49%)
Intersegment sales   (1.3)     (1.3)    0.0             (0.5)     (0.1)   (0.4)
                    -----   -------    ----            -----     -----    ----
                    $40.8     $37.7    $3.1     8%     $12.1     $15.1   ($3.0)  (20%)
                    =====     =====    ====            =====     =====    ====

     Revenues for the nine month period ended January 31, 2007 increased by 8% over the same period of fiscal year 2006 principally on the strength of increased revenues from commercial and US Government-related satellite payload programs. Such revenue growth was not sustained during the three month period ended January 31, 2007, after the Company increased its estimate of costs to complete two major satellite programs. Such increased cost estimates had the effect of delaying recognition of revenue into subsequent periods when the work is completed. Similarly, revenues from wireless infrastructure have increased during the nine month period ended January 31, 2007 compared to the same period of fiscal year 2006. However, in the third quarter of fiscal year 2007, such revenues declined both sequentially from the second quarter of the year and compared to the same period of fiscal year 2006. The Gillam-FEI segment continued to grow its fiscal year 2007 revenues, mainly in the network management market. The Company's FEI-Zyfer segment, which derives approximately two-thirds of its revenues from government sources, has recorded reduced revenues in fiscal year 2007 compared to the prior year as customer orders have been delayed. The Company expects fiscal year 2007 fourth quarter revenues to increase over the third quarter as the Company begins work on new satellite payload programs and as telecommunication infrastructure customers increase their orders. Based on its current backlog and expected new bookings, principally for satellite payloads, the Company expects to realize continued growth in revenues in fiscal year 2008.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Gross margin
                    Nine months                       Three months
           ----------------------------      --------------------------------
                               Periods ended January 31,
            2007       2006     Change       2007      2006         Change
            ----       ----    --------      ----      ----      ------------
          $13,970    $13,657   $313  2%     $3,777    $5,462    ($1,685) (31%)

GM Rate     34.3%      36.3%                 31.2%     36.1%

     The decline in gross margin rate for the nine and three months ended January 31, 2007, compared to the same periods of fiscal year 2006, is due primarily to increased engineering costs on certain satellite payload programs. The 2% improvement in gross margin for the nine months of fiscal year 2007 compared to the same period ended January 31, 2006, is due to increased sales volume. Similarly, the decline in total gross margin for the three month period ended January 31, 2007 is due to both lower sales and to higher engineering costs compared to the same period of the prior year. As revenues increase and engineering costs return to more normal levels, the Company expects the gross margin rate to approach and exceed its target of 40%.

     Also, for the nine and three months ended January 31, 2007, gross margin was reduced by $226,000 and $86,000, respectively, due to the inclusion in cost of sales of a charge for stock compensation expense. As disclosed in the footnotes to the financial statements, as of May 1, 2006, the Company is complying with the provisions of FAS 123(R), Accounting for Stock-Based Compensation. In the prior fiscal year, the Company applied the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" and measured compensation cost in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." This method did not result in compensation cost upon the grant of options under a qualified stock option plan.

Selling and administrative expenses

                     Nine months                       Three months
           ----------------------------      --------------------------------
                               Periods ended January 31,
            2007       2006     Change       2007      2006         Change
            ----       ----    --------      ----      ----      ------------
          $8,344     $8,154   $190   2%    $2,889    $3,077      ($188)   (6%)

     For the nine and three months ended January 31, 2007, selling and administrative expenses were 20% and 24%, respectively, of fiscal year 2007 revenues compared to 22% and 20%, respectively, for the comparable periods of fiscal year 2006. These ratios primarily reflect the level of sales for those periods, which, on higher revenues, are typically in line with the Company's target of less than 20% of revenue. In periods when revenues temporarily decline compared to the administrative structure of the Company, the ratios are higher than target. The primary increases in expenses in the fiscal year 2007 periods were related to compensation, including additional personnel, normal salary increases and stock compensation costs as indicated in the next paragraph. Increased compensation expense in the United States operations were partially offset by decreases in personnel costs in the Company's European subsidiaries.

     Included in selling and administrative expenses for the nine and three months ended January 31, 2007, is $212,000 and $75,000, respectively, related to stock compensation expense as described above and in the footnotes to the financial statements.

     As fiscal year 2007 and 2008 revenues increase from current levels, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues.

Research and development expense
                    Nine months                       Three months
           ----------------------------      --------------------------------
                               Periods ended January 31,
            2007       2006     Change       2007      2006         Change
            ----       ----    --------      ----      ----      ------------
          $6,628     $4,124  $2,504  61%   $2,600    $1,173     $1,427   122%

     Research and development expenditures represent investments that keep the Company's products at the leading edge of time and frequency technology and enhance competitiveness for future sales. Particularly during the second and third quarters of fiscal year 2007, the Company incurred high engineering costs to design and substantially improve the manufacturability of certain products for current and anticipated satellite payload programs. Such efforts account for the 61% and 122% increases in R&D

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

spending for the nine and three months ended January 31, 2007, respectively, compared to the same periods of fiscal year 2006. The Company also spent development money on new initiatives to design a ruggedized rubidium clock for secure military communications, enhance and miniaturize products for wireless communications, upgrade its GPS-based synchronization product line, and to develop enhanced network management equipment and software.

     Research and development spending for the nine and three months ended January 31, 2007, was 16% and 21% of revenues, respectively, compared to 11% and 8% of revenues, respectively, for the same periods of fiscal year 2006. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating (Loss) Profit
                    Nine months                       Three months
           ----------------------------      --------------------------------
                               Periods ended January 31,
            2007       2006     Change       2007      2006         Change
            ----       ----    --------      ----      ----      ------------
         ($1,002)    $1,379 ($2,381) NM   ($1,712)   $1,212     ($2,924)   NM

     During the nine and three month periods ended January 31, 2007, the Company recorded operating losses as compared to operating profits in the same periods of fiscal year 2006. This is primarily the result of the increased engineering costs discussed above which had the impact of increasing program costs and the level of research and development spending as well as delaying the recognition of revenue on certain long-term satellite payload programs. The Company expects that as such engineering costs abate its gross margins will improve, research and development spending will decline to its targeted rate and operating profits will increase.

Other income (expense)

                            Nine months                           Three months
                   ----------------------------           ----------------------------
                                         Periods ended January 31,
                     2007      2006        Change         2007     2006      Change
                     ----      ----    --------------      ----     ----   -----------
Investment income    $785    $2,951   ($2,166)   (73%)    $206     $285   ($79)  (28%)
Equity in Morion      566       423       143     34%      292      194     98    51%
Interest expense      (74)      (83)        9     11%      (17)     (24)     7    29%
Other income          270       928      (658)   (71%)     169      161      8     5%
                   ------    ------   -------             ----     ----   ----
                   $1,547    $4,219   ($2,672)   (63%)    $650     $616    $34     6%

     The decrease in investment income for the nine months ended January 31, 2007, is due to realized gains of approximately $2.1 million recorded in the prior fiscal year on the sale of a portion of the shares of Reckson Associates Realty Corp. stock ("REIT"). Such shares were obtained during fiscal year 2005 upon the conversion of certain REIT units related to the Company's fiscal year 1998 sale and leaseback of its headquarters building. Similar gains were not recorded in the fiscal year 2007 periods or in the third quarter of fiscal year 2006. The decreased investment income in the three month period ended January 31, 2007 compared to the same period of fiscal 2006 is attributable to less cash invested in marketable securities.

     The Company records equity income in Morion, Inc. based on its 36% ownership interest in Morion's outstanding shares. The fluctuation in equity income is due to higher profitability at Morion for the nine and three months ended January 31, 2007 as compared to the same periods of fiscal year 2006. Morion recorded higher revenues and increased profitability in each of the fiscal year 2007 periods compared to the same periods of fiscal year 2006.

     The decrease in interest expense for the nine and three month periods ended January 31, 2007 primarily reflects a decrease in borrowings under the Company's line of credit during the fiscal year 2007 periods as compared to the same periods of fiscal year 2006.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on the real estate transaction referred to above is deferred and recognized in income over the initial lease term. Under the caption "Other income" the Company recognized deferred gain of $265,000 and $88,000 for the nine and three months ended January 31, 2007 and 2006, respectively. In the second quarter of fiscal year 2006, a European subsidiary recorded a $680,000 gain on the sale of a building to the subsidiary's president. Other insignificant income and expense items are also recorded under this caption.

Net income (loss)
                    Nine months                       Three months
            ------------------------------     ------------------------------
                               Periods ended January 31,
            2007       2006      Change        2007     2006        Change
            ----       ----   ------------     ----     ----    -------------
            $332     $3,722  ($3,390) (91)%   ($754)   $1,248  ($2,002)    NM

     Net income (loss) for the nine and three months ended January 31, 2007, was lower than that realized in the same periods of fiscal year 2006 primarily as the result of the operating losses discussed above as well as nonoperating gains recognized in the prior year. As indicated above, the Company recognized a gain of $2.1 million on the sale of certain marketable securities and recorded a gain of $680,000 on the sale of a subsidiary's building during the nine months ended January 31, 2006. Higher than anticipated engineering costs and increased investment in research and development reduced profitability during the fiscal year 2007 periods compared to the same nine and three month periods ended January 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to reflect a strong working capital position of $56 million at January 31, 2007, which is compared to $60 million at April 30, 2006. Included in working capital at January 31, 2007 is $17.9 million of cash, cash equivalents and marketable securities. The Company's current ratio at January 31, 2007 is 8.8 to 1.

     For the nine months ended January 31, 2007, the Company used $830,000 in cash from operating activities compared to $1.8 million used in operations in the comparable fiscal year 2006 period. This decrease in cash used from operating activities is due primarily to increases in the value of the Company's inventory. This increase was partially offset by collections on accounts receivable. For the full fiscal year 2007, the Company expects to continue to use cash in operating activities but, based on increased revenues and improving margins, that it will generate positive operating cash flow in fiscal year 2008.

     Net cash provided by investing activities for the nine months ended January 31, 2007, was $1.8 million, compared to a use of cash of $63,000 for the same period of fiscal year 2006. The principal source of cash was the sale or redemption of certain marketable securities aggregating $6.8 million, net of purchases of other marketable securities. The redemption of marketable securities was used to fund operations as well as to make an investment in an engineering company to provided additional resources in support of current operations. The Company also acquired capital equipment for approximately $1.7 million. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2007 are expected to be approximately $2.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

     Net cash used in financing activities for the nine months ended January 31, 2007, was $1.6 million compared to $689,000 during the comparable fiscal year 2006 period. Included in both fiscal periods is payment of the Company's semiannual dividend in the amount of $1.7 million. During the third quarter of fiscal year 2006, the Company obtained $1.0 million from its line of credit which was repaid prior to the end of that fiscal year.

     The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended January 31, 2007, the Company did not acquire any shares of its stock under this authorization.

     During fiscal year 2007, the Company has made and intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the satellite payload market (both U.S. Government and commercial satellites), the telecommunication infrastructure market and the requirements for U.S. Government/DOD programs. The Company will continue to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of at least 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

     At January 31, 2007, the Company's  backlog amounted to  approximately  $42
million   compared  to  $36  million  at  April  30,  2006.   Of  this  backlog,
approximately 80% is realizable in the next twelve months.

      Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

    Contractual obligations
    -----------------------
   As of January 31, 2007

                                    Total       Less than                                   More than
     Contractual Obligations   (in thousands)    1 Year      1 to 3 Years    3 to 5 Years    5 Years
     -----------------------   --------------    ------      ------------    ------------    -------
Operating Lease Obligations       $  878          $368          $403             $ 72         $   35
Deferred Compensation              8,492*          305           321              177          7,689
                                  ------          ----          ----             ----         ------
Total                             $9,370          $673          $724             $249         $7,724
                                  ======          ====          ====             ====         ======

     *Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $7,689 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.


                                     Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $15.4 million and $96,000, respectively, at January 31, 2007. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2007, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

                  FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
                                   (Continued)

Foreign Currency Risk

     The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2007, the amount related to foreign currency exchange rates is a $3,816,000 unrealized gain.

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


                                            FREQUENCY ELECTRONICS, INC.
                                                     (Registrant)


Date: March 16, 2007                        BY   /s/   Alan Miller
                                              ---------------------------
                                                  Alan Miller
                                                  Chief Financial Officer
                                                  (principal financial officer
                                                  and duly authorized officer)

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


    /s/ Martin Bloch                                      March 16, 2007
   -------------------------
     Martin B. Bloch
     Chief Executive Officer

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

    /s/ Alan Miller                                       March 16, 2007
    ------------------------
     Alan L. Miller
     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin
B. Bloch, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Martin Bloch                                      March 16, 2007
   -------------------------
     Martin B. Bloch
     Chief Executive Officer




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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CFO

In connection with the Quarterly Report of Frequency Electronics, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan L. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 /s/ Alan Miller                                       March 16, 2007
    ------------------------
     Alan L. Miller
     Chief Financial Officer



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