Form 10-K
period 2007-04-30
FREQUENCY ELECTRONICS INC
filed 2007-07-27
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-8061

FREQUENCY ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-1986657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y.	11553
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 516-794-4500

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2006 - $70,400,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 23, 2007 - 8,704,591

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about September 26, 2007.

(Cover page 1 of 84 pages)
Exhibit Index at Page 59

PART I

Item 1. Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or the "Company") was founded in 1961 as a research and development firm in the technology of time and frequency control. Unless the context indicates otherwise, references to the Registrant or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to “FEI” are to the parent company alone and do not refer to any of the subsidiaries.

Frequency Electronics was incorporated in Delaware in 1968 and became the successor to the business of Frequency Electronics, Inc., a New York corporation, organized in 1961. The principal executive office of Frequency Electronics is located at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.

In the mid-1990’s, the Company transformed itself from primarily a defense contract manufacturer into a high-tech provider of precision time and frequency products for commercial applications found in both ground-based communication stations and on-board satellites. The Company also continues to support the United States government with products for defense and space applications.

The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications. The Company’s technologies provide unique solutions that are essential building blocks for the next generation of broadband wireless and for the ongoing expansion of existing wireless and wireline networks. The Company’s mission is to provide the most advanced control of frequency and time - essential factors for synchronizing communication networks and for providing reference frequencies for certain military, commercial and scientific, terrestrial and space applications.

The Company has identified the following major markets for its products and technology:

SATELLITE PAYLOADS

(1) Commercial communication satellites- The globe is encircled by over 120 geostationary satellites used for communication, TV and video broadcasting, and data transmission. These satellites are going through a replacement cycle which will last for many years with an average of 20 such new satellites expected to be built each year.

(2) Satellites for U.S. Government Department of Defense (“DOD”) and National Aeronautics and Space Administrations (“NASA”)- Such satellites, which may be in geostationary, mid- and low-earth orbits, are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking. Industry estimates predict approximately 20 new and replacement satellites will be built each year over the next decade.

TELECOMMUNICATION NETWORKS

(3) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization. In the architecture of many of the cellular systems, this synchronization is obtained through oscillators provided by the Company. As more services are added and more users come online, the need for synchronization is increased.

(4) WiMAX- The nascent Internet access technology is part of the wireless communications alternatives. The consortium of Motorola, Intel and Sprint, for example, are currently building WiMax networks in select cities in the United States as well as in other countries. As in cellular telephone networks, precise signal synchronization is provided by Frequency’s oscillators.

(5) Wireline synchronization- World-wide, a vast infrastructure supports the wired communications networks. These networks also require significant synchronization equipment which is housed in thousands of Central Offices operated by the telephone companies. These equipments require upgrade and replacement to maintain the integrity of the wireline networks.

U.S. GOVERNMENT & DOD (non-space)

(6) U.S. Government applications- In addition to DOD and NASA satellites, the U.S. Government is in need of ever more secure communication capabilities and is developing a secure radio for all branches of the military. The military is also increasing its use of unmanned aerial vehicles (UAVs) and improving the accuracy of the radar and guidance systems on all moving platforms.

OTHER INDUSTRIAL APPLICATIONS

(7) Remote management of networks, such as power grids and gas lines, can be accomplished through the Company’s LYNX SCADA system.

(8) Deep earth drilling for oil and gas in harsh environments can be done more efficiently through utilization of the Company’s high temperature tolerant oscillators and GPS technology.

To address these markets, the Company has formed several corporate entities which operate under three reportable segments. (See also the section entitled REPORTABLE SEGMENTS below):

1.  FEI-NY The Company’s space and terrestrial commercial communications products are designed, developed and manufactured by its wholly owned subsidiary, FEI Communications, Inc. (“FEIC”). FEIC was incorporated in Delaware in December 1991, as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

Frequency Electronics, Inc. Asia (“FEI-Asia”) was established in fiscal year 2002 to be the Company’s Asian-based low cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets. FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

The Company’s subsidiary, FEI Government Systems, Inc. (“FEI-GSI”), was formed in fiscal year 2002 to focus on supplying the Company’s technology and legacy proprietary products to the United States military and other U.S. Government agencies.

2.  Gillam-FEI - The Company’s Belgian subsidiary, acquired in September 2000, develops and manufactures products for wireline and network synchronization systems. Products delivered by Gillam-FEI provide essential network management and wireline synchronization for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.

3.  FEI-Zyfer - Precision time and frequency generation and synchronization products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”), which was acquired in fiscal year 2004. FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.

In addition to the operating segments, the Company has made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s equity investment in Morion permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators, many of which are based on the Company’s design and development work. As of April 30, 2007, the Company owned 36.6% of the outstanding shares of Morion’s common stock. Accordingly, the Morion investment was accounted for under the equity method and the Company’s statement of operations includes its proportionate share of the earnings of Morion.

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom Technologies, Inc. (“Elcom”), a privately-held RF microwave company. Elcom designs and manufactures high switching speed, low phase noise microwave synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators up to 40 GHz. These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.

FISCAL 2007 SIGNIFICANT EVENT

Subsequent Event

In June 2007, the Company reduced its investment in Morion from 36.6% to 8% of Morion’s outstanding shares. Based upon a determination by the Russian Federation that Morion was in a “strategic industry,” Gazprombank, a Russian government majority-owned joint stock bank, acquired the majority interest in Morion previously held by the European Bank for Reconstruction and Development and a portion of the shares previously held by Frequency Electronics, both at the same price per share. Gazprombank, through its wholly-owned subsidiary, Finproject, Ltd., paid the Company approximately $5.8 million. In the first quarter of fiscal year 2008, which ends July 31, 2007, the Company will recognize a pre-tax gain of approximately $3.0 million. This is in addition to approximately $2.0 million in equity income realized in prior periods from the Morion investment. In future periods, the Company will account for its remaining investment in Morion on the cost basis.

REPORTABLE SEGMENTS

The Company operates under three reportable segments, primarily aligned with its geographical locations: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.

Beginning with the first quarter of fiscal year 2007, the Company is reporting its segment information on an essentially geographic basis. The former Commercial Communications and U.S. Government segments, which operate out of the Company’s New York headquarters facility, have been combined into the new segment, FEI-NY. This segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia, which functions primarily as a manufacturing facility for the FEI-NY segment.

Previously, the Company identified its New York-based U.S. Government business as a separate segment even though that segment shared the same facility, equipment and personnel with the Commercial Communications segment. With the acquisition of FEI-Zyfer in fiscal year 2004, the Company now does business on U.S. Government programs out of two separate subsidiaries. The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that limiting the number of segments to the three indicated above more appropriately reflects the way the Company’s management views the business.

Prior year segment information has been reclassified to conform to the new segment presentation. This includes reclassifying the property, plant and equipment located in the New York facility to the FEI-NY segment and not to corporate assets.

The products for the FEI-NY segment are principally marketed to wireless communications networks, to the commercial and U.S. Government satellite markets and to other U.S. Department of Defense programs. The Gillam-FEI segment designs, develops and manufactures products for wireline and network synchronization. Its products are currently sold to non-U.S. customers and its US5G system has recently been introduced to the domestic U.S. market. The FEI-Zyfer segment designs and manufactures products which incorporate GPS technologies. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

During fiscal years 2007, 2006 and 2005 approximately 71%, 68% and 67%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. Sales by Gillam-FEI were approximately 20%, 17% and 23% of fiscal years 2007, 2006 and 2005 consolidated revenues, respectively. In fiscal years 2007, 2006 and 2005, sales for the FEI-Zyfer segment were 13%, 19% and 16% of consolidated revenues, respectively. Additional sales information for the FEI-NY, Gillam-FEI, and FEI-Zyfer segments during each of the last five years is set forth in Item 6 (Selected Financial Data).

Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2007, 2006 and 2005, foreign sales comprised 32%, 35% and 50%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 16 to the accompanying financial statements.

FEI-NY SEGMENT:

The Company provides precision time, frequency and synchronization products that are found in ground-based communication stations, on-board earth-orbiting satellites and imbedded in moving platforms operated by the U.S. military. The Company has made a substantial investment in research and development to apply its core technologies to telecommunication and satellite payload markets. Revenues for this segment have varied considerably over the past eight fiscal years, based on infrastructure spending patterns by wireless telecommunication companies and demand for new satellites. Over this eight-year time frame, the Company initially experienced accelerated growth in wireless infrastructure revenues followed by a “telecom trough” in fiscal years 2002 and 2003. Accelerated growth began again in late fiscal year 2004 and continued through early fiscal year 2005, to be followed by another slow down into the first two quarters of fiscal year 2006. Beginning in the latter portion of fiscal year 2006, revenues from satellite payloads, both for commercial and U.S. Government applications, began to accelerate. The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites. The Company also believes that the wireless industry provides a large opportunity for future sales growth but the timing of any growth will be based on capital spending decisions by domestic and worldwide telecommunications companies.

Terrestrial Communications

The development of new and enhanced technologies will bring expanded and more reliable telecommunications services to the public. As digital cellular systems and PCS networks grow they require more base stations to meet the demand for better connectivity, higher data rates and dependable high quality for cell phone service. Cellular infrastructure integrators and original equipment manufacturers, consisting of some of the world’s largest telecommunications companies, are building out existing networks even as they develop new technologies for future systems. These new technologies include advances such as EDGE (Enhanced Data rates for Global Evolution), 3G (3rd Generation) and others, that can provide not only improved voice connectivity but also Internet, video and data transmission. A full buildout of WiMAX networks in the United States alone, contemplates hundreds of thousands of base stations. Mobile WiMAX would require high levels of synchronization such as that provided by Frequency Electronics.

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

With increased demand for wireless services on limited bandwidth, the requirement for precise timing to ensure system-wide synchronization becomes paramount. The Company manufactures a Rubidium Atomic Standard, a small, low cost, temperature-stable atomic “clock” as well as temperature-stable quartz crystal oscillators, which are ideally suited for use in advanced cellular communications base stations. Whether the network uses CDMA (Code Division Multiple Access), TDMA (Time Division Multiple Access), UMTS (Universal Mobile Telecommunications System) or GSM (Global System for Mobile Communications) or a hybrid of these systems, timing to ensure signal synchronization is essential.

Over the past five years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed a new, state-of-the-art signal synchronization unit identified as the US5G. This unit is intended to provide synchronization for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country. The current equipment in these Central Offices is old and in need of upgrade or replacement. The Company’s US5G unit is currently in the validation phase at two of the Regional Bell Operating Companies (“RBOC”) and the Company anticipates initial U.S. sales of this product during fiscal year 2008.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers. This requires more precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company’s own instruments and as stand-alone products for space applications. The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Newly developed frequency generators, synthesizers, distribution amplifiers and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload. Commercial satellite programs such as Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company’s space-qualified products.

In the years ahead, the U.S. Government’s DOD will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System, are examples of the programs in which the Company participates. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. The Company has recently developed a low-g (gravity) sensitivity oscillator which offers a 100-fold improvement in accuracy for certain guidance and targeting systems. The Company has demonstrated the functionality of its oscillators on over a dozen U.S. Government platforms and anticipates that many of these programs will be a source of substantial future revenue. Products are built in accordance with DOD standards and are in use on many of the United States’ most sophisticated military aircraft, satellites and missiles.

The Company’s sales on U.S. Government programs are generally made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

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

GILLAM-FEI SEGMENT:

Gillam-FEI extends the Company’s competencies into wireline synchronization, network management, and specialized test equipment. With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecommunications operators. Gillam-FEI is among the world leaders in the field of wireline synchronization technology, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide. Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers. With the development of the US5G unit for the FEI-NY segment and the U.S. market, Gillam-FEI also developed a state-of-the-art US5Ge unit and ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.

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

Gillam-FEI’s specialized test equipment is mainly targeted for the telecommunications industry.

FEI-ZYFER SEGMENT:

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology. FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS. In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications. More than 60% of revenues are derived from sales where the end user is the U.S. Government. FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities.

PRODUCTS

The Company's products are manufactured from raw material which, when combined with conventional electronic parts available from multiple sources, become finished products used for commercial wireless and wireline communications, satellite applications, space exploration, position location, radar, sonar and electronic counter-measures. These products are employed in ground-based earth stations, fixed, transportable, portable and mobile communications installations, domestic and international satellites, as well as aircraft, ships, submarines and missiles. The Company’s products are marketed as components, instruments, or complete systems. Prices are determined based upon the complexity, design requirement, purchased quantity and delivery schedule.

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

The ovenized quartz oscillator is the most accurate of the Company’s crystal oscillators. The crystal is enclosed in a temperature controlled environment called a proportional oven. The Company manufactures several varieties of temperature controlling devices and ovens.

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

The optically pumped atomic rubidium frequency standard is a solid-state instrument which provides both timing and low phase noise frequency references used in commercial communications systems. Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator’s electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronics package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.

The cesium beam atomic standard utilizes the atomic resonance characteristics of cesium atoms to generate precise frequency several orders of magnitude more accurate and stable than other types of quartz frequency generators. The Company’s atomic standard is a compact, militarized solid-state device which generates these precision frequencies for use with advanced communications and navigation equipment. A digital time-of-day clock is incorporated which provides visual universal time display and digital timing for systems use. The atomic standard manufactured by the Company is a primary standard, capable of producing time accuracies of better than one second in several hundred thousand years.

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

This portion of the Company’s business includes a complete line of time and frequency control systems, capable of generating many frequencies and time scales that may be distributed to widely dispersed users, or within the confines of a facility or platform, or for a single dedicated purpose. Time and frequency control systems combine the Company's cesium, rubidium and/or crystal instruments with its other components, to provide systems for wireless, wireline, space and defense applications.

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

For the wireline industry, the Company integrates its core components with other electronic modules into high-level platforms that provide a total synchronization solution. These signal synchronization units (“SSUs”) are designed and manufactured by Gillam-FEI. SSUs are inserted into digital telecommunication networks and provide reliable synchronization for proper operation of the network. The systems are primarily sold to telecommunication operators and vary from a few SSUs for a simple network to hundreds of units for complex networks. For operators of distribution networks such as electrical utilities and telecommunications operators, the Company offers the LYNX system—a flexible suite of complementary software modules that are distinctively combined to satisfy the requirements of the users. With the advent of digital broadband transmission technologies, reliable synchronization has become the Quality of Service for telecommunications operators world-wide.

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

The Company’s subsidiary, FEI-Zyfer, manufactures products incorporating GPS technology by utilizing GPS signals to provide required performance in conjunction with precision time and frequency information. These systems and subsystems are used in secure government programs such as SAASM (Selective Acquisition Anti-spoofing Module) and commercial communications and other applications.

The GPS expertise of FEI-Zyfer has been joined with the technological capabilities and experience of the FEI-NY segment in building crystal oscillators for harsh environments, to jointly develop a new system to be utilized to enhance seismic data in deep earth and other exploratory drilling for natural resources.

BACKLOG

As of April 30, 2007, the Company's consolidated backlog amounted to approximately $44 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2008. The backlog, which reflects only firm purchase orders and contracts, is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. customers, including the revenues of its overseas subsidiaries, totaled approximately 32%, 35% and 50% of net sales in fiscal years 2007, 2006 and 2005, respectively.

The Company's products are sold to both commercial and governmental customers. For the years ended April 30, 2007, 2006 and 2005, approximately 24%, 25% and 20%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

The Company’s consolidated sales for each of the years ended April 30, 2007 and 2006 included sales to Motorola Corp. (“Motorola”), Alcatel-Lucent (“Lucent”) and Space Systems/Loral (“SS/L”), each of which accounted for greater than 10% of consolidated sales. In fiscal year 2005, Motorola and Lucent each accounted for greater than 10% of consolidated sales. In the aggregate, for fiscal years 2007 and 2006 these three customers accounted for 43% and 42%, respectively, of consolidated sales. In fiscal year 2005 Motorola and Lucent accounted for an aggregate of 40% of consolidated sales. In fiscal years 2007 and 2006, revenues from these three companies accounted for an aggregate of 61% and 63% of the Company’s FEI-NY segment. In fiscal year 2005, Motorola and Lucent accounted for an aggregate of 59% of that segment’s sales.

During fiscal years 2007, 2006 and 2005, France Telecom and Belgacom were major customers of the Gillam-FEI segment. These European telecommunication companies accounted for an aggregate of 35%, 41% and 59%, respectively, of the segment’s revenues in those fiscal years.

In the FEI-Zyfer segment, during fiscal year 2007, Computer Sciences Corporation (“CSC”) and SI International accounted for an aggregate of 21% of the segment’s revenues; in fiscal year 2006, CSC and L-3 Communications accounted for 19% of revenues and in fiscal year 2005, Northrop Grumman Corporation and CSC accounted for an aggregate of 21% of revenues.

None of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business. The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2007, 2006 and 2005, the Company expended $9.4 million, $6.3 million and $6.8 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2008, the Company is targeting to spend between $6.0 million and $8.0 million on research and development in similar areas. The actual amount spent will depend on market conditions and identification of new opportunities.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses. In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded. During fiscal year 2003, the Company received a broad and significant patent for new, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications. In 2006, the Company obtained a basic patent for its low-g technology.

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

With respect to its instruments and systems for timing and synchronization, the Company competes with Agilent Technologies, Symmetricom, Inc, E. G. and G., Inc., Vectron, Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. and Oscilloquartz, a division of Swatch. The Company’s principal competition for space products is the in-house capability of its major customers.

EMPLOYEES

The Company employs approximately 500 persons worldwide. None of the U.S. employees are represented by labor unions, while in Europe approximately five employees in one facility are represented by a French labor union.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:
Joseph P. Franklin	-	Chairman of the Board of Directors
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary
Steven Strang	-	President, FEI-Zyfer
Hugo Fruehauf	-	Chief Technical Officer
Charles S. Stone	-	Vice President, Low Noise Development
Leonard Martire	-	Vice President, Program Management
Oleandro Mancini	-	Vice President, Business Development
Thomas McClelland	-	Vice President, Commercial Products
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Alan Miller	-	Treasurer and Chief Financial Officer
Harry Newman	-	Secretary

None of the officers and directors is related.

Joseph P. Franklin, age 73, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 71, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 61, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

Steven Strang, age 43, was named President of FEI-Zyfer, Inc., effective May 1, 2005. Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

Hugo Fruehauf, age 68, became an officer of the Company when the net assets of Zyfer, Inc. were acquired in May 2003. Effective May 1, 2005, Mr. Fruehauf was named Chief Technical Officer of the Company. Mr. Fruehauf served as CEO and CTO of Zyfer, Inc. for 6 years. Prior to joining Zyfer, Mr. Fruehauf was vice president of Alliant Techsystems from 1995 to 1997 and from 1982 to 1995 was president of Datum-Efratom and its predecessor, Ball-Efratom.

Charles S. Stone, age 76, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

Leonard Martire, age 70, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales. In fiscal year 2007, Mr. Martire assumed a new role as Vice President Program Management.

Oleandro Mancini, age 58, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Thomas McClelland, age 52, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

Adrian Lalicata, age 60, joined the Company in 2006 as Vice President, RF & Microwave Systems. Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company. Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc. He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 58, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Harry Newman, age 60, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company’s business. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition, or results of operations.

A variety of factors may cause the price of the Company’s stock to be volatile.

In recent years, the stock market in general, and the market for shares of technology companies in particular, including Frequency Electronics, have experienced price fluctuations. For example, for fiscal year 2007, the price of the Company’s Common Stock ranged from a closing high of $14.25 to a closing low of $10.30. The market price of the Company’s Common Stock is likely to continue to fluctuate significantly in the future, including fluctuations unrelated to its performance. The Company believes that fluctuations of its stock price may be caused by a variety of factors, including:

•	fluctuations in the Company’s operating results;

•	announcements of technological innovations, new commercial products or other developments by the Company or its competitors;

•	published reports by securities analysts;

•	general market conditions, general economic conditions;

•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships or joint ventures;

•	the Company’s cash position and cash commitments;

•	additions or departures of key personnel;

•	sales or purchases of the Company’s Common Stock in the marketplace;

•	an outbreak of hostilities, diseases, natural disasters or terrorism;

•	developments in patents or other intellectual property rights; and

•	developments in the Company’s relationships with customers and suppliers.

If the Company fails to keep pace with rapid technological change and evolving industry standards, its products could become less competitive or obsolete.

The markets for the Company’s products are characterized by technological change, new product introductions, changes in customer requirements and evolving industry standards. The Company may cease to be competitive if it fails to timely introduce new products or product enhancements that address these factors. To continue to introduce new products and product enhancements on a timely basis, the Company must:

•	identify emerging technological trends in the Company’s target markets;

•	accurately define and design new products or product enhancements to meet market needs;

•	develop or license the underlying core technologies necessary to create new products and product enhancements; and

•	respond effectively to technological changes and product introductions by the Company’s competitors.

If the Company fails to timely identify, develop, manufacture, market or support new or enhanced products successfully, its competitors could gain market share or its new or enhanced products might not gain market acceptance.

Delays in the development of new or enhanced products could harm the Company’s operating results and its competitive position.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in the Company’s industry. If the Company fails to timely introduce a product for an emerging standard or customers defer or cancel orders expecting the release of a new or enhanced product, its operating results could suffer. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

•	difficulties in allocating engineering resources and overcoming resource limitations; and

•	difficulties in hiring and retaining necessary technical personnel.

The Company faces uncertainty relating to economic conditions affecting its customers.

The Company faces uncertainty in the degree to which the current global economic climate will affect the rate of growth for its existing and potential customers. In particular, the timing and magnitude of capital spending by international telecommunications companies, including those in China, will materially impact the Company’s business. Frequency Electronics may experience instances of customers delaying or deferring orders and longer lead times to close sales. Similarly, spending on U.S. Government programs is determined by the annual defense department budget. To the extent that support for the liberation and rebuilding of Iraq takes precedence, funding for certain Department of Defense programs may be delayed or significantly reduced in the near term. Such delays can have a materially negative impact on the Company’s business, its operating results and financial condition.

The Company faces competition. Its inability to remain competitive in the industry would adversely affect the Company’s ability to maintain its current sales and growth.

The Company experiences competition in all areas of its business. Frequency Electronics competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or other extreme hostile environments, prompt and responsive contract performance, technical competence and price. The Company has a unique and broad product line which includes all three frequency standards - quartz, rubidium, and cesium. For its high precision products, the Company has few competitors, but for lower precision components, the Company faces significant competition from a number of suppliers. Certain of the Company’s competitors are larger, have greater financial resources and have larger research and development and marketing staffs. If its competitors develop more accurate or reliable products, or otherwise improve their products, Frequency Electronics could experience a decline in its sales or loss of market acceptance of its products.

With respect to the Company’s instruments and systems, it competes with Agilent Technologies, Symmetricom, Inc, E. G. and G., Inc., Vectron, Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. and Oscilloquartz, a division of Swatch. Frequency Electronics’ principal competition for space products is the in-house capability of its major customers.

The Company’s reliance on third parties could materially adversely affect its business.

In recent years, the Company has outsourced certain component manufacturing processes to third parties and more recently to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder. The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. Any unanticipated changes in such third parties’ ability to perform the component manufacturing processes or any delay in such manufacturing could materially adversely affect the Company’s business, financial condition and operating results.

The Company’s executive officers and certain key personnel are critical to its business.

The Company’s future success is dependent upon the contributions of its senior corporate management team, particularly Martin Bloch, President and Chief Executive Officer, who has been with the Company since 1961, Markus Hechler, Executive Vice President, who has been with the Company since 1967, Oleandro Mancini, Vice President of Business Development, who has been with the Company since 2001 and certain other key employees. If Messrs. Bloch, Hechler and Mancini no longer serve in their positions, the Company’s business, financial conditions and results of operation could be substantially adversely affected.

The Company’s future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Company cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire personnel over time. The Company’s business, financial conditions and results of operation could be substantially adversely affected by its inability to attract and retain skilled employees.

Economic, political and other risks associated with international sales and operations could adversely affect sales.

Because the Company sells its products worldwide, its business is subject to risks associated with doing business internationally. The Company recognized 32% of its revenue from sales to end-users in countries located outside of the United States in the fiscal year ended April 30, 2007. The Company anticipates that revenue from international operations will continue to represent a substantial portion of its revenue. In addition, several of the Company’s manufacturing facilities and suppliers are located outside the United States of America. Accordingly, the Company’s future results could be harmed by a variety of factors, including:

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	tariff and trade policies;

•	export license requirements and restrictions of the export of technology;

•	import regulations;

•	domestic and foreign tax policies;

•	foreign governmental regulations;

•	difficulty in staffing and managing widespread operations;

•	ongoing health epidemics (e.g., Bird Flu);

•	fluctuations in foreign currency exchange rates;

•	stability of international monetary conditions;

•	differing labor regulations;

•
political unrest, war, actual or threatened acts of terrorism, other international conflicts and the resulting military, economic and political responses (including, without limitation, war between sovereign nations) as well as heightened security measures which may cause significant disruption to commerce worldwide;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.

The Company’s products may contain defects that cause it to incur significant corrective costs, divert its attention from product development efforts and result in a loss of customers.

Highly complex products such as the Company’s high-technology frequency, timing and synchronization products may contain defects when they are installed in its customers’ systems. If any of the Company’s products contain defects or have reliability, quality or compatibility problems, its reputation may be damaged and customers may be reluctant to buy its products. In addition, these defects could interrupt or delay sales. The Company may have to invest significant capital and other resources to alleviate these problems. If any problem remains undiscovered until after the Company has commenced production of a new product, it may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against the Company by its customers or others. In addition, these problems may divert the Company’s technical and other resources from other development efforts.

If the Company fails to manage its operations effectively, its business could suffer.

The Company’s ability to offer products and implement its business plan successfully in a rapidly evolving market requires effective planning and management. Failure by the Company’s management or personnel to properly allocate resources to meet its current and existing needs as well as unforeseen complications and inefficiencies in planning its operations can adversely impact the morale of the Company’s personnel and lead to further complications and operational inefficiencies. If this were to occur, the Company’s profitability or financial position could be negatively impacted and its operating results could suffer.

Claims that the Company infringed third-party intellectual property rights could result in significant expenses or restrictions on its ability to sell its products.

Although the Company’s industry is not characterized by frequent claims or litigation regarding patent rights, the Company cannot be certain that its products do not or will not infringe issued patents or the intellectual property rights of others. Historically, patent applications in the United States of America have not been publicly disclosed until the patent is issued, and the Company may not be aware of filed patent applications that relate to its products or technology. If patents are later issued in connection with these applications, the Company may be liable for infringement. Periodically, other parties, including some of the Company’s competitors, may assert patent, copyright and other rights to technologies in various jurisdictions that are important to its business. Any claims asserting that the Company’s products infringe or may infringe the rights of third parties, including claims arising through its contractual indemnification of its customers, regardless of their merit or resolution, would likely be costly and time-consuming, divert the efforts of the Company’s technical and management personnel, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.

At present, the Company does not believe that its products infringe any other party’s intellectual property rights in any way that would have a material adverse effect on the Company’s operations. However, if any material claims do arise and if these claims cannot be resolved through a license or similar arrangement, the Company could become a party to litigation. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, the Company could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. In addition, lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management time and attention from the Company’s business.

Any failure to protect the Company’s intellectual property adequately may significantly harm its business.

The Company protects its proprietary processes, software, know-how and other intellectual property and related rights through copyrights, patents, trademarks and the maintenance of trade secrets, including entering into confidentiality agreements. The Company’s success and ability to compete depends in part on its proprietary technology. However, the Company cannot provide any assurance that other companies will not develop technologies that are similar to its technology. Although the Company has patent applications pending, patents may not issue as a result of these or other patent applications. Any patents that ultimately issue may be successfully challenged or invalidated, or may not provide the Company with a significant competitive advantage. Despite the Company’s efforts to protect its intellectual property rights, existing laws in the United States of America and in differing international jurisdictions and its contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use the Company’s products or technology. Third parties may breach confidentiality agreements or other protective contracts with the Company and it may not be able to enforce its rights in the event of these breaches.

Monitoring unauthorized use of the Company’s products is difficult and may be expensive, and the Company cannot be certain that the steps it has taken will prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect the Company’s proprietary rights as fully as in the United States of America. The Company may be required to spend significant resources to protect its intellectual property rights, including pursuing remedies in court. Frequency Electronics may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against it. In the future the Company may not be able to detect infringements and may lose its competitive position in its markets before it does so. In addition, competitors may design around the Company’s technologies or develop competing technologies. The laws of other countries in which the Company markets its products might offer little or no effective protection of its proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of the Company’s proprietary technology could enable third parties to benefit from its technology without payment, which could significantly harm the Company’s business. The Company’s failure to enforce and protect its intellectual property rights or any adverse change in the laws protecting intellectual property rights could harm its business. Furthermore, the Company may become involved in legal proceedings against other parties, which may also cause other parties to assert claims against it.

Future sales of substantial amounts of the Company’s common stock by it or by its existing stockholders could cause the Company’s stock price to fall.

Additional equity financings or other share issuances by the Company could adversely affect the market price of its Common Stock. Sales by existing stockholders of a large number of shares of Frequency Electronics’ Common Stock in the public trading market (or in private transactions) such as offerings by Selling Stockholders under the Form S-8 filed in February 2007, or the perception that such additional sales could occur, could cause the market price of the Company’s common stock to drop.

Some of the Company’s revenue is generated from a limited number of key customers and the loss of a key customer could substantially reduce its revenues.

A large portion of the Company’s sales are generated from a small number of key customers at each of the Company’s segments, including, without limitation, three customers of the FEI-NY segment, Space Systems/Loral, Lucent Technologies and Motorola Corp., which together accounted for 43% of consolidated sales for fiscal 2007. In fiscal year 2007, France Telecom and Belgacom were significant customers of the Company’s Gillam-FEI segment; and Computer Sciences Corporation and SI International were significant customers of the FEI-Zyfer segment. The Company’s top 10 customers accounted for 69% of its consolidated sales for fiscal year 2007. The Company expects that its top 10 customers in the aggregate will continue to account for a large portion of its consolidated sales in the foreseeable future, and the loss of one or more of these customers would materially harm the Company’s business and operating results. The loss of a key customer could also be perceived as a loss of momentum in the Company’s business and an adverse impact on its financial results, and this may cause the market price of the Company’s common stock to fall.

The Company is subject to anti-takeover provisions that could delay or prevent an acquisition of the Company

The Company is subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of Frequency Electronics. These factors could materially adversely affect the price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None

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

The Company’s facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. (“Reckson”), leasing back the space that it presently occupies.

The Company leases its manufacturing and office space from Reckson under an 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. The lease provides for two 5-year renewal periods, exercisable at the option of the Company, with annual rentals of $600,000 during the first renewal period and $800,000 during the second renewal period. Subsequent to the end of fiscal year 2007, the Company notified Reckson that it would renew the lease for the first 5-year renewal period which will end in January 2014. The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The sale of its building to Reckson, a real estate investment trust (“REIT”) whose shares were then traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. (“REIT units”) which were valued at closing at $12 million. In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT. Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain. The deferred gain will be recognized into income over the remaining term of the initial leaseback period which ends in January 2009. (See Note 6 to the accompanying financial statements.)

When the Company completed the acquisition of Gillam-FEI it also acquired the property located in Belgium as well as a manufacturing facility in France. During fiscal year 2006, the Company sold the French building at an appraised value of $975,000 and recognized a gain of approximately $680,000. The France sales office is now housed in a leased facility. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia. In late fiscal year 2005, the subsidiary acquired additional leased space within a manufacturing facility located in the Tianjin Free-Trade Zone. The lease is renewable annually with rent of $15,000 payable quarterly. The new facility is adequate for the near-term manufacturing expectations for the Company.

The Anaheim, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in June 2007, requires monthly payments of $22,600. In July 2007, FEI-Zyfer expects to move into newly leased space encompassing 27,850 square feet. Monthly rental payments will be $23,700 for the first year and will increase each year over the 125 month lease term.

Item 3. Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business. The Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 1, 2006, the Common Stock of the Company was listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” Prior to that date, the Company’s shares were traded on the American Stock Exchange under the symbol "FEI".

The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange through July 31, 2006 and on the NASDAQ from August 1, 2006 through April 30, 2007.
FISCAL QUARTER	HIGH SALE	LOW SALE
2007 -
FIRST QUARTER	$15.00	$11.20
SECOND QUARTER	14.00	10.04
THIRD QUARTER	13.60	11.01
FOURTH QUARTER	12.47	9.86
2006 -
FIRST QUARTER	$13.75	$10.56
SECOND QUARTER	12.95	10.14
THIRD QUARTER	12.60	9.90
FOURTH QUARTER	14.35	11.00

As of July 23, 2007, the approximate number of holders of record of common stock was 600. The closing share price of the Company’s stock on April 30, 2007 was $10.83. The closing share price of the Company’s stock on July 23, 2007 was $11.11.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company with the cumulative total return of the companies listed in the Standards & Poors' Small Cap 600 Stock Index (the "S&P 600 Small Cap Index") and an industry peer group index (the "New Peer Group Index"). The New Peer Group Index includes all of the same companies that were included in the “Old Peer Group” except for Scientific Atlanta, Inc., which was acquired by another company, and includes four additional peer companies: ComDev International, Ltd., Endwave Corporation, Giga-Tronics, Inc. and Herley Industries, Inc. For this fiscal year, the performance graph includes values for the Old Peer Group as well. The graph assumes that $100 was invested on May 1, 2002 in each of the Common Stock of the Company, the stock of the companies comprising the S&P 600 Small Cap Index and the common stock of the companies comprising the Old and New Peer Group Indices, including the reinvestment of dividends, through April 30, 2007. The New Peer Group Index consists of Aeroflex Inc., Anaren Inc., Ball Corp., *ComDev International, Ltd., Comtech Telecommunications Corp., EDO Corp., *Endwave Corporation, *Giga-Tronics, Inc., *Herley Industries, Inc., Iteris Holdings, Inc., Merrimac Industries, Inc., , Skyworks Solutions, Inc., Symmetricom Inc. and Trimble Navigation, Ltd. (“*” indicates new member of Peer Group.)

Cumulative Total Shareholder Return for
Five-year Period Ended April 30, 2007

Performance Graph Data Table:

	2002	2003	2004	2005	2006	2007
Frequency Electronics	$100.00	$81.13	$111.07	$95.33	$116.93	$92.12
S&P 600 Small Cap	100.00	79.05	110.63	122.17	160.52	172.80
New Peer Group	100.00	90.20	127.68	145.32	164.03	190.62
Old Peer Group	100.00	91.80	128.82	145.17	164.95	195.48

DIVIDEND POLICY

Since 1997, the Company has adhered to a policy of distributing a semi-annual cash dividend to its shareholders. The Board of Directors will determine dividend amounts prior to each declaration based on the Company’s financial condition and financial performance. For fiscal years 2007 and 2006, the Company declared semi-annual cash dividends of $0.10 per share of common stock to shareholders of record as of April 30 and October 31, payable on June 1 and December 1, of the respective fiscal year.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. During fiscal year 2005, the Company repurchased 6,300 shares under the buyback program, paying an average of $10.38 per share. No shares were repurchased during fiscal years 2007 and 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans
Approved by Security Holders	631,900	$10.33	226,500

Equity Compensation Plans Not
Approved by Security Holders	797,237	$12.94	-
TOTAL	1,429,137	$11.79	226,500

Item 6. Selected Financial Data

The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2007. The information has been derived from the audited financial statements of the Company for the respective periods.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Years Ended April 30,
	2007		2006		2005		2004		2003
			(in thousands, except share and dividend data)
Net Sales
FEI-NY	$40,184		$35,801		$37,067		$35,288		$23,957
Gillam-FEI	11,382	(1)	9,170	(1)	12,599	(1)	12,197	(1)	8,137
FEI-Zyfer	7,542		10,055		8,803		6,560		-
less intersegment sales	(2,902)	(1)	(2,216)	(1)	(3,296)	(1)	(3,939)	(1)	(567)
Total Net Sales	$56,206		$52,810		$55,173		$50,106		$31,527
Operating (Loss) Profit	$(3,721)		$1,710		$(1,269)		$(1,646)		($12,490)(6)
Net (Loss) Income	$(257)		$4,798	(2)	$5,037(3)		$320(4,5)		($ 8,811)(5)

Average Common Shares Outstanding
Basic	8,620,776	8,537,427	8,484,682	8,374,399	8,331,785
Diluted	8,620,776	8,690,617	8,684,758	8,542,575	8,331,785
Earnings (Loss) per Common Share
Basic	($ 0.03)	$0.56	$0.59	$0.04(5)	($ 1.06)
Diluted	($ 0.03)	$0.55	$0.58	$0.04(5)	($ 1.06)

CONSOLIDATED BALANCE SHEET DATA

Total Assets	$93,826	$86,741	$88,374	$92,867(7)	$85,778(7)
Long-Term Obligations
and Deferred Items	$9,311	$9,120	$9,337	$17,609	$17,903
Cash dividend declared
per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Notes to Selected Financial Data

(1)	Includes intercompany sales to FEI-NY segment of $0.5 million, $0.9 million, $2.4 million and $3.5 million in fiscal years 2007, 2006, 2005 and 2004, respectively, for development of US5G product.

(2)	Includes $2.1 million from gain on the sale of REIT common shares and $680,000 from gain on the sale of a European subsidiary’s former manufacturing facility.

(3)	Includes $6.9 million from gain on conversion of REIT units into REIT common shares and subsequent sale of a portion of the REIT common shares.

(4)	Includes $400,000 reversal of tax liabilities established in prior years.

(5)
Includes $158,000 and $49,000, respectively, for restatement of equity income from Morion, Inc. in fiscal years 2004 and 2003, which also increased fiscal year 2004 Earnings per Common Share by $0.02 from the amount reported before restatement.

(6)	Includes goodwill impairment of $6.2 million and adjustments to inventory of $3.6 million.

(7)	Total assets are restated by $207,000 for fiscal year 2004 and by $49,000 for fiscal year 2003 from amounts reported in prior fiscal years to reflect the Company’s equity interest in Morion, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

Costs and Expenses

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventory reserves are established for slow-moving and obsolete items and are based upon management’s experience and expectations for future business. Any changes in reserves arising from revised expectations are reflected in cost of sales in the period the revision is made.

Equity-based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $559,000 was recognized during the year ended April 30, 2007, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

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

At April 30, 2007, unrecognized compensation cost for all the Company’s stock-based compensation awards was approximately $1.0 million which is expected to be recognized over a weighted average period of 2.7 years.

In addition, the Company applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005 in its adoption of FAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, during the year ended April 30, 2007, stock-based compensation expense was $285,000 in cost of sales and $274,000 in selling, general and administrative expense.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. Under FAS 123(R) “excess tax benefits” are to be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the year ended April 30, 2007, there were no excess tax benefits to be included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of FAS 123(R).

Effect of Adoption of FAS 123(R)

The application of FAS 123(R) had the following effect on the reported amounts for the year ended April 30, 2007, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except for per share amounts).

	Using Intrinsic	FAS 123(R)	As
	Value Method	Adjustments	Reported
Operating Loss	($3,162)	($559)	($3,721)
Loss before benefit
for income taxes	($1,253)	($559)	($1,812)
Net Income (Loss)	$122	($379)	($257)
Basic Earnings (Loss) per Share	$0.01	($0.01)	($0.03)
Diluted Earnings (Loss) per Share	$0.01	($0.01)	($0.03)

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the years ended April 30, 2007, 2006 and 2005: dividend yield of 1.3%, 1.4%, and 1.1%; expected volatility of 59%; risk free interest rate of 5.0%, 4.1%, and 3.9%; and expected lives of six and one-half years, respectively.

The expected life assumption was determined based on the Company’s historical experience. For purposes of both FAS 123 and FAS 123(R), the expected volatility assumption was based on the historical volatility of the Company’s common stock. The dividend yield assumption was determined based upon the Company’s past history of dividend payments and its intention to make future dividend payments. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Fiscal years 2006 and 2005

Through fiscal year 2006, the Company applied the disclosure-only provisions of FAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” and continued to measure compensation cost in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Historically, this did not result in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provided pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

The following table illustrates the effect on the Company’s consolidated statements of operations for the fiscal years ended April 30, had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 148:
	(in thousands, except per share data)
	2006	2005
Net Income, as reported	$4,798	$5,037
Cost of stock options, net of taxes	(309)	(525)
Net Income - pro forma	$4,489	$4,512
Income per share, as reported:
Basic	$0.56	$0.59
Diluted	$0.55	$0.58
Income per share- pro forma
Basic	$0.53	$0.53
Diluted	$0.52	$0.52

The weighted average fair value of each option was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the two years ended April 30, 2006 and 2005; dividend yield of 1.4% and 1.1%; expected volatility of 59%; risk free interest rate of 4.1% and 3.9%; and expected lives of six and one-half years, respectively.

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2007	2006	2005
Net Sales
FEI-NY	71.5%	67.8%	67.2%
Gillam-FEI	20.3	17.4	22.8
FEI-Zyfer	13.4	19.0	16.0
Less intersegment sales	(5.2)	(4.2)	(6.0)
	100.0	100.0	100.0
Cost of Sales	69.6	64.7	67.1
Gross Margin	30.4	35.3	32.9
Selling and Administrative expenses	20.2	20.1	21.2
Compensation Charges	0.0	0.0	1.6
Research and Development expenses	16.8	11.9	12.4
Operating (Loss) Profit	(6.6)	3.2	(2.3)
Other Income, net & Minority Interest	3.4	9.3	15.2
(Benefit) Provision for Income Taxes	(2.8)	3.4	3.8
Net (Loss) Income	(0.4)%	9.1%	9.1%

Significant Events

Operating results for fiscal year 2007 have been impacted by several major satellite payload programs. Revenues from space-related programs increased year over year but higher than anticipated engineering costs resulted in lower gross margin and in higher research and development spending, which yielded an operating loss for the year ended April 30, 2007.

As described elsewhere in this Form 10-K and in the notes to the financial statements, the Company’s fiscal year 2006 and 2005 results of operations were materially impacted by several specific events. During fiscal year 2005, the Company recorded a gain of $4.6 million on the conversion of its real estate operating partnership units (“REIT units”) into shares of Reckson Associates Realty Corp. common stock (“REIT stock”), thus completing a transaction which was initiated in fiscal year 1998. (See Item 2. Properties, Note 6 to the accompanying consolidated financial statements and comments in the following paragraph.) Subsequent to the conversion, the Company sold a portion of the REIT stock and realized additional gains of approximately $2.3 million, or total pretax gains of approximately $6.9 million. As a result of these gains, the Company also accrued a contractually mandated incentive compensation expense of $416,000, which amount is included in operating expenses under the caption “Compensation Charges.”

During fiscal year 2006, the Company recognized gains on the sale of certain assets: $2.1 million from additional sales of shares of REIT stock and a gain of $680,000 upon the sale of a manufacturing facility owned by one of its European subsidiaries. (See Note 7 to the accompanying consolidated financial statements.)

Without these significant events, the Company’s operating profit (loss), pre-tax income and net income would be materially different from that reported in the financial statements.

Net Sales

	Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
	Years ended April 30,
	(in millions)
	2007	2006	Change		2006	2005	Change
FEI-NY	$40.2	$35.8	$4.4	12%	$35.8	$37.1	($1.3)	(3%)
Gillam-FEI	11.4	9.2	2.2	24%	9.2	12.6	(3.4)	(27%)
FEI-Zyfer	7.5	10.0	(2.5)	(25%)	10.0	8.8	1.2	14%
Intersegment sales	(2.9)	(2.2)	(0.7)		(2.2)	(3.3)	1.1
	$56.2	$52.8	$3.4	6%	$52.8	$55.2	($2.4)	(4%)

For the year ended April 30, 2007, the 12% revenue increase in the FEI-NY segment was generated from all sources. Wireless telecommunications-related revenues, revenues from satellite payloads for commercial and U.S. Government programs, other U.S. Government, non-space programs and other commercial revenues all increased as compared to the prior fiscal year. Gillam-FEI revenues in fiscal 2007 (exclusive of intercompany sales of $1.8 million in fiscal year 2007 and $945,000 in fiscal year 2006 related to increased inventory for and development efforts expended on the new wireline synchronization product line) increased by 17%. Approximately one-fourth of the sales increase is attributable to the increased value of the Euro compared to the U.S. dollar. Revenues for the FEI-Zyfer segment during fiscal year 2007 declined by $2.5 million as many orders were delayed compared to expectations.

For the year ended April 30, 2006, revenues of the FEI-NY segment declined 3% primarily as a result of a 33% decrease in revenues related to wireless telecommunication infrastructure spending. This decline was partially offset by a doubling in revenues from commercial and U.S. Government satellite projects. Revenues for Gillam-FEI (exclusive of intercompany sales of $945,000 in fiscal year 2006 and $2.4 million in fiscal year 2005 related to a research and development program) decreased by $2.0 million or 19%, as a number of wireline synchronization projects were postponed by its customers. FEI-Zyfer continued to show year-over-year improvement in revenues as the segment introduced new products and continued to solidify its position with its customer base.

During fiscal year 2008, based on current backlog and current proposal activity, the Company expects to realize significant revenues from commercial and U.S. Government satellite programs. In addition, the Company’s recent work on U.S. Government-sponsored development contracts and current proposal activity should generate increased revenues from U.S. Government programs such as secure radios, unmanned aerial vehicles, weapons guidance systems and secure communications. The timing and magnitude of revenues from these sources is dependent on the U.S. Government’s procurement and budgeting process. Increased U.S. Government spending during fiscal year 2008 will benefit the Company’s FEI-NY and FEI-Zyfer segment. Similarly, the Company’s development of state-of-the-art wireline synchronization systems is expected to result in increased bookings and revenues in fiscal year 2008 which will benefit both the FEI-NY and Gillam-FEI segments.

Gross Margin Rates

	Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
	Years ended April 30,
	(in thousands)
	2007	2006	Change		2006	2005	Change
	$17,076	$18,617	($1,541)	(8%)	$18,617	$18,160	$457	3%
GM Rate	30.4%	35.3%			35.3%	32.9%

For the year ended April 30, 2007, gross margin declined both in total and as a percentage of revenues. This is primarily the result of higher than anticipated engineering costs on certain satellite payload programs. The Company has encountered a significant learning curve in its efforts to increase its production capacity of certain space-related assemblies by a factor of 10. During fiscal year 2007, substantial resources were expended to redesign the Company’s products to meet the specific requirements of two long-term contracts. This process also delayed the completion of these contracts which is now expected to occur in the first quarter of fiscal 2008.

For the year ended April 30, 2006, gross margin improved by 3% over the prior year even though the level of sales decreased by 4% from fiscal year 2005. This result was achieved through better utilization of resources and product mix which was partially offset by developmental and technical issues that the Company experienced during fiscal year 2006 with respect to the two long-term contracts referred to in the preceding paragraph.

The Company’s target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements, better performance on long-term contracts and utilization of lower cost manufacturing in Russia and China. During fiscal year 2008, if technical and engineering issues are resolved and revenues increase as anticipated, the Company expects to realize gross margin rates approaching its targeted rate.

Compensation Charges

Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
Years ended April 30,
(in thousands)
2007	2006	Change		2006	2005	Change
$0	$0	$0	NM	$0	$876	($876)	NM

Under the caption “Compensation Charges,” the Company has recorded certain expenses which are defined as operating expenses which are not expected to recur. There were no material non-recurring expenses in fiscal years 2007 and 2006.

During fiscal year 2005 the Company accrued a $416,000 incentive compensation expense related to the conversion and sale of REIT units. In addition, the Company recorded a non-cash charge of $327,000 to increase the liability under its deferred compensation plan. This charge was based on updated life expectancy charts utilized by the Company’s actuary. (See Note 12 to the accompanying consolidated financial statements.) The Company’s Belgian subsidiary recorded an accrual for $133,000 related to litigation with a former employee.

Selling and Administrative expenses

Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
Years ended April 30,
(in thousands)
2007	2006	Change		2006	2005	Change
$11,359	$10,616	$743	7%	$10,616	$11,719	($1,103)	(9%)

Fiscal year 2007 selling and administrative costs increased over fiscal year 2006 principally from higher compensation expense related to an increase in personnel, normal salary increases, higher deferred compensation expense and partially offset by lower incentive compensation charges due to operating losses recorded during the year. In addition, included in selling and administrative expense for the year ended April 30, 2007, is $274,000 related to stock compensation expense. Due to new accounting requirements, such a charge was not required to be recorded in the statement of operations in the prior years. (See Note 1 to the accompanying consolidated financial statements.)

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

As a percentage of sales, selling and administrative expenses were 20.2%, 20.1% and 21.2% in fiscal years 2007, 2006 and 2005, respectively. The Company targets selling and administrative expenses not to exceed 20% of consolidated sales. As revenues increase as anticipated in fiscal year 2008, the Company expects to achieve its targeted level of selling and administrative expenses.

Research and Development expenses

Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
Years ended April 30,
(in thousands)
2007	2006	Change		2006	2005	Change
$9,438	$6,291	$3,147	50%	$6,291	$6,834	($543)	(8%)

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. For the year ended April 30, 2007, the substantial increase in R&D spending was a direct result of internally-funded projects to enhance the Company’s product offerings for satellite payloads and to design such products for more efficient production.

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

The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2008, the Company will continue to make investments in improved satellite payload products, including manufacturing process improvements; invest in development of improved and miniaturized rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of crystal oscillators. The Company’s target is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

Operating (Loss) Profit

Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
Years ended April 30,
(in thousands)
2007	2006	Change		2006	2005	Change
($3,721)	$1,710	($5,431)	NM	$1,710	($1,269)	$2,979	NM

(NM = Not meaningful)

As discussed above, the operating loss incurred in fiscal year 2007 is the result of lower gross margin and higher research and development spending, both of which are due to higher than anticipated engineering costs that were incurred in connection with the Company’s satellite payload products and programs.

For the fiscal year ended April 30, 2006, the Company realized an operating profit of $1.7 million compared to an operating loss of $1.3 million in fiscal year 2005. This substantial improvement in operating results was the result of several factors including improved gross margins, lower compensation related charges and lower discretionary spending on research and development.

The Company expects to realize substantially improved operating profits in fiscal year 2008 once the engineering issues on satellite programs have been resolved. With its increasing backlog, the Company expects to report increasing revenues, improve its gross margin and maintain selling and administrative expenses at less than 20% of revenues.

Other Income (expense)

	Fiscal 2007 to Fiscal 2006				Fiscal 2006 to Fiscal 2005
	Years ended April 30,
	(in thousands)
	2007	2006	Change		2006	2005	Change
Investment income	$1,024	$3,280	($2,256)	(69%)	$3,280	$3,850	($570)	(15%)
Equity income	708	634	74	12%	634	315	319	101%
Interest expense	(136)	(118)	(18)	(15%)	(118)	(298)	180	60%
Other, net	313	1,121	(808)	(72%)	1,121	4,548	(3,427)	(75%)
	$1,909	$4,917	($3,008)	(61%)	$4,917	$8,415	($3,498)	(42%)

With respect to other income and expense, the principal difference between the three fiscal years is the conversion of REIT units for REIT stock in fiscal year 2005 and the subsequent partial sale of these shares in fiscal years 2006 and 2005, as described above under Significant Events. (See Item 2. Properties and Note 6 to the accompanying financial statements.)

Investment income in both fiscal years 2006 and 2005 contained gains of $2.1 million and $2.3 million, respectively, on the sale of REIT stock. By comparison, in fiscal year 2007 the Company recorded a net loss of $44,000 on the sale of other marketable securities. Investment income also includes interest and dividend income on marketable securities. Income from this source was approximately the same in both fiscal years 2007 and 2006 but substantially lower than fiscal year 2005 since the Company no longer receives dividend income from its former investment in REIT stock. The Company anticipates that during fiscal year 2008 it will realize investment income comparable to fiscal year 2007. The primary source of income for this category will be from interest income on its bond portfolio.

The Company records equity income or losses from its investments in Morion and Elcom. The Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom during the third quarter of fiscal year 2007 and, during the 4th quarter of that year, the Company recorded its share of Elcom’s loss for that period. This loss was offset by the equity income from Morion which continued to increase year over year. The greater than 100% increase in equity income for fiscal year 2006 over fiscal year 2005 is due to two factors: a) the increased profitability of Morion during the year ended April 30, 2006 compared to the previous year and b) in the sixth month of fiscal year 2005 the Company increased its investment in Morion from 19% to 36% of Morion’s outstanding shares and equity income was recorded at the lower rate for the first five months of that year. In June 2007, the Company’s investment in Morion was reduced from 36% to 8% of Morion’s outstanding shares and the Company will no longer account for its investment in Morion on the equity method. (See Note 10 to the accompanying consolidated financial statements.)

In fiscal year 2007, interest expense was incurred on borrowings under short-term credit obligations and on certain deferred compensation obligations. For the year ended April 30, 2007, interest expense increased over the prior year due to greater utilization of its bank line of credit to cover working capital requirements. Interest expense for the year ended April 30, 2006, decreased from fiscal year 2005 as a result of the gain realized on the conversion of REIT units to REIT stock. Prior to the fiscal year 2005 conversion, the financing arrangement for the sale and leaseback of the U.S. manufacturing facility was considered as debt on which interest expense was recorded. In addition, with the proceeds from the REIT stock sale, the Company repaid the outstanding balance on its credit line. The Company also recorded lower interest expense on deferred compensation payments due to lower interest rates during fiscal year 2006 compared to fiscal year 2005. The Company anticipates that interest expense in fiscal year 2008 will be approximately the same as that recorded in fiscal year 2007, depending on the trend in interest rates.

During both fiscal years 2007 and 2006, the Company recognized $353,000 of income from amortization of the deferred gain from the 1998 sale of its corporate headquarters building in New York, which income is included in the caption Other, net. The deferred gain is being amortized over the remaining life of the original eleven-year lease. During fiscal year 2006, the Company sold the building formerly owned by its French subsidiary. Following the fiscal year 2004 staffing cutbacks in this entity, the building had been largely vacant and available for sale. Upon receipt of an independent appraisal, the building was sold to the former president of the Company’s subsidiary, Gillam-FEI. The Company realized a gain on the sale of the building of approximately $680,000 which is included in the caption Other, net. For the year ended April 30, 2005, Other, net includes a $4.6 million gain on the conversion of the REIT units to REIT stock. (See Item 2. Properties and Note 6 to the accompanying consolidated financial statements.) This gain was offset by certain recurring, non-operating expenses. In future fiscal years, Other, net will include annual amortization into income of the final $589,000 deferred gain on the 1998 sale of its building. Using the straightline method over the remaining 20 months of the initial leaseback period, the Company will recognize approximately $350,000 of amortized income during fiscal year 2008. The Company anticipates that in future years other items in this category will not be significant to pretax earnings.

Income Taxes

The Company is subject to taxation in several countries. The statutory federal rates are 34% in the United States and 35% in Europe. Due to the tax benefit to be derived from carrying forward the current year tax loss and unapplied tax credits as well as the reversal of a portion of a reserve on foreign taxes, the effective tax benefit rate in fiscal year 2007 is greater than 85%. The effective rate for the Company for the year ended April 30, 2006 was 28%, compared to 30% in fiscal year 2005. The effective rate is also impacted by the income or loss of certain of the Company’s European and Asian subsidiaries as well as the equity income from its investments which are currently not taxed. The Company may commence tax payments in China during calendar 2008 based on the operating profits of its subsidiary, FEI-Asia. The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. (See Note 14 to the Consolidated Financial Statements.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.3 million to offset future taxable income. These loss carryforwards have no expiration date. The operating loss carryforwards for the U.S. subsidiaries of the Company are approximately $700,000 and these expire in 20 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $54.0 million at April 30, 2007. Included in working capital at April 30, 2007 is $15.6 million consisting of cash, cash equivalents and short-term investments but offset by $5 million in borrowings under its bank line of credit. The Company’s current ratio at April 30, 2007 is 5 to 1.

Net cash used in operating activities for the year ended April 30, 2007, was $6.6 million compared to cash used in operations of $2.5 million in fiscal year 2006. The primary causes for the decrease in cash was the operating loss generated by higher operating expenses and a 36% increase in inventory to enable the Company to respond to existing and anticipated customer orders. In fiscal year 2006, the primary cause for the decrease in cash was the payment of approximately $3 million in income taxes on non-operating gains recorded at the end of fiscal year 2005. This payment was deferred in the prior year, contributing to positive operating cash flow in fiscal year 2005. Also impacting operating cash flow is the timing of certain milestone billings under long-term contracts. In recent years, a higher percentage of revenue has been recognized under long-term contract accounting by which the Company recognizes revenues at different intervals than the billings mandated by the respective contracts. Included in accounts receivable are amounts for costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis. (See Note 2 to the accompanying financial statements.) In fiscal year 2008, the Company anticipates that it will generate positive cash flow from operations as certain long-term contracts are completed and higher engineering costs abate.

Net cash provided by investing activities for the fiscal year ended April 30, 2007, was approximately $2.0 million. Approximately $8.1 million was generated by the sale or maturity of certain marketable securities, net of purchases of other marketable securities. The Company acquired capital equipment of $2.7 million and made an investment in Elcom, including a convertible note, in the aggregate amount of $3.3 million. Net cash provided by investing activities for the fiscal year ended April 30, 2006, was $317,000. Approximately $1.6 million was generated by the sale or maturity of certain marketable securities, including REIT stock, net of purchases of other marketable securities. An additional $975,000 was received on the sale of the Company’s building in France. (See Significant Events above and Note 7 to the accompanying financial statements.) During fiscal year 2006, the Company made additional investments in FEI-Zyfer and Morion, Inc. which aggregated $104,000 and acquired capital equipment of $2.1 million. Net cash provided by investing activities for the fiscal year ended April 30, 2005, was $3.6 million. Approximately $6.1 million was generated by the sale or maturity of certain marketable securities, primarily REIT stock, net of purchases of other marketable securities. The Company also made additional investments in FEI-Zyfer, Satel-FEI and Morion, Inc. which aggregated $970,000 and acquired capital equipment of $1.6 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend approximately $4 million to $5 million on capital equipment during fiscal year 2008. Internally generated cash will be adequate to acquire this capital equipment.

In fiscal year 2004, the Company established a $5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. In early fiscal year 2008, the Company increased this line to $11.5 million. The line is secured by the investments which earn, on average, approximately a 5% annual return. Rather than liquidate some of these investments to meet short-term working capital requirements, during fiscal years 2007, 2006 and 2005, the Company borrowed $5.0 million, $1.0 million and $1.5 million, respectively against the line of credit at fixed and variable interest rates between 2.61% and 6.65%. The Company must annually repay any borrowings under the line of credit on their anniversary date but may also obtain new funding up to the credit limit. In addition, the Company’s European subsidiaries have available approximately $2.2 million in bank credit lines to meet short-term cash flow requirements. The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR). As of April 30, 2007, the Company had an outstanding balance of $5 million under the line of credit secured by investments.

During the year ended April 30, 2007, cash provided by financing activities was $3.6 million. The primary source of cash was the $5.0 million borrowed under the line of credit referred to in the preceding paragraph. An additional $293,000 was received upon the exercise of stock options. Offsetting this cash inflow was the payment of the Company’s semi-annual dividend which aggregated $1.7 million. In fiscal year 2006, the Company used cash in financing activities in the net amount of $1.6 million, primarily for the payment of the semi-annual dividend of $1.7 million. As indicated above, during fiscal year 2006, the Company borrowed and repaid $1.0 million under its line of credit while $144,000 was received upon the exercise of stock options. Net cash used in financing activities in fiscal year 2005 was $5.3 million. The primary causes for this decline was payment of the Company’s semi-annual cash dividend of $1.7 million and payment of $5.3 million against lines of credit offset by additional borrowings of $1.5 million. (See preceding paragraph and Note 8 to the financial statements.) The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2008, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of at least 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations

As of April 30, 2007

Contractual Obligations	Total (in thousands)		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-Term Debt Obligations	$-		$-	$-	$-	$-
Operating Lease Obligations	7,193		588	2,558	2,670	1,377
Deferred Compensation	8,669	*	340	294	172	7,863
Total	$15,862		$928	$2,852	$2,842	$9,240

*Deferred Compensation liability (See Note 13 in the accompanying financial statements) reflects payments due to current retirees receiving benefits. The amount of $7,863 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

As of April 30, 2007, the Company's consolidated backlog amounted to approximately $44 million (see Item 1). Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2008.

*******

The Company’s liquidity is adequate to meet its foreseeable operating and investment needs. In addition, with its available cash and marketable securities, the Company is able to continue paying semi-annual dividends, subject to the review and approval of its Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company will comply with the provisions of FIN 48 but the impact of such adoption is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” (“FAS 157”) This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company will comply with the provisions of FAS 157 when it becomes effective in fiscal year 2009. The impact of such adoption is not expected to have a material impact on the Company’s financial statements since the Company utilizes fair value measures wherever required by current GAAP.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is now effective for the Company and, for the fiscal year ended April 30, 2007, there was no impact on the Company’s consolidated financial statements from application of this bulletin.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial position and results of operations.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2007, as in the two prior fiscal years, the impact of inflation on the Company's business has not been materially significant.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were $13.9 million and $325,000, respectively, at April 30, 2007. The investments are carried at fair value with changes in unrealized gains and losses, net of taxes, recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at April 30, 2007, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations (investment income).

Foreign Currency Risk

With its investment in Gillam-FEI and FEI-Asia, the Company is subject to foreign currency translation risk. For each of these investments, the Company does not have any near-term intentions to repatriate its invested cash. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of April 30, 2007, the amount related to foreign currency exchange rates is a $3,232,000 unrealized gain.

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
Mitchel Field, New York

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended April 30, 2007. We have also audited the consolidated schedule listed in Item 15(a)(2) of this Form 10-K for the years ended April 30, 2007, 2006 and 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2007, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standard 123(R), “Share-Based Payment,” effective May 1, 2006.

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP Melville, New York July 13, 2007

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2007 and 2006

	2007	2006
	(In thousands)
ASSETS:

Current assets:
Cash and cash equivalents	$1,336	$2,639
Marketable securities	14,268	21,836
Accounts receivable, net of allowance for
doubtful accounts of $276	15,626	15,868
Inventories, net	31,201	22,971
Deferred income taxes	3,075	2,135
Income taxes receivable	596	68
Prepaid expenses and other	1,501	1,246
Total current assets	67,603	66,763
Property, plant and equipment, at cost,
less accumulated depreciation and amortization	7,839	6,663
Deferred income taxes	2,945	2,842
Goodwill and other intangible assets	453	513
Cash surrender value of life insurance	6,815	6,318
Investment in and loans receivable from affiliates	7,354	2,825
Other assets	817	817
Total assets	$93,826	$86,741
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$5,011	$8
Accounts payable - trade	3,771	2,202
Accrued liabilities	3,980	3,921
Dividend payable	869	857
Total current liabilities	13,631	6,988
Deferred compensation	8,669	8,122
Deferred gain and other liabilities	642	998
Total liabilities	22,942	16,108
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares
of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares
of $1.00 par value; issued - 9,163,940 shares	9,164	9,164
Additional paid-in capital	47,138	45,688
Retained earnings	13,541	15,527
	69,843	70,379
Common stock reacquired and held in treasury -
at cost (474,693 shares in 2007 and
592,194 shares in 2006)	(2,080)	(2,437)
Accumulated other comprehensive income	3,121	2,691
Total stockholders' equity	70,884	70,633
Total liabilities and stockholders' equity	$93,826	$86,741

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except share data)

Net sales	$56,206	$52,810	$55,173
Cost of sales	39,130	34,193	37,013
Gross margin	17,076	18,617	18,160
Selling and administrative expenses	11,359	10,616	11,719
Compensation charges	-	-	876
Research and development expenses	9,438	6,291	6,834
Operating (loss) profit	(3,721)	1,710	(1,269)
Other income (expense):
Investment income	1,024	3,280	3,850
Equity income	708	634	315
Interest expense	(136)	(118)	(298)
Other, net	313	1,121	4,548
(Loss) Income before minority interest and
(benefit) provision for income taxes	(1,812)	6,627	7,146
Minority interest in loss of consolidated subsidiary	-	-	(1)
(Loss) Income before (benefit) provision for income taxes	(1,812)	6,627	7,147
(Benefit) Provision for income taxes	(1,555)	1,829	2,110
Net (loss) income	$(257)	$4,798	$5,037
Net (loss) income per common share:
Basic	$(0.03)	$0.56	$0.59
Diluted	$(0.03)	$0.55	$0.58
Average shares outstanding:
Basic	8,620,776	8,537,427	8,484,682
Diluted	8,620,776	8,690,617	8,684,758

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2007, 2006 and 2005
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(257)	$4,798	$5,037
Adjustments to reconcile net (loss) income
to net cash (used in) provided by operating activities:
Deferred tax (benefit) expense	(1,305)	886	(2,610)
Depreciation and amortization	1,725	1,870	2,014
Provision for losses on accounts
receivable and inventories	1,946	797	771
Gain on REIT conversion	(353)	(353)	(4,629)
Loss (gain) on marketable securities and other assets, net	77	(2,815)	(2,169)
Minority interest in loss of consolidated subsidiary	-	-	(1)
Equity income	(708)	(634)	(315)
Stock compensation expense	559	-	-
Changes in assets and liabilities, exclusive of
assets and liabilities acquired:
Accounts receivable	(260)	(3,667)	2,868
Inventories	(9,012)	(904)	(1,526)
Prepaid expenses and other	(189)	62	364
Other assets	(559)	(455)	(526)
Accounts payable - trade	1,272	388	(1,729)
Accrued liabilities	118	189	(118)
Liability for employee benefit plans	1,330	1,052	1,655
Income taxes	(525)	(3,253)	3,517
Other liabilities	(505)	(465)	(67)
Net cash (used in) provided by operating activities	(6,646)	(2,504)	2,536

Cash flows from investing activities:
Purchase of minority interest in technology partners	(1,817)	(20)	(835)
Loan to investee technology partner	(1,500)	-	-
Payment for acquisition	-	(84)	(135)
Purchase of marketable securities	(1,490)	(11,518)	(6,393)
Proceeds from sale or redemption of marketable
securities	9,568	13,068	12,514
Proceeds from sale of real property	-	975	-
Capital expenditures	(2,712)	(2,104)	(1,640)
Other- net	-	-	72
Net cash provided by investing activities	2,049	317	3,583

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2007, 2006 and 2005
(Continued)

	2007	2006	2005
	(In thousands)
Cash flows from financing activities:
Proceeds from short-term debt	5,000	1,000	1,548
Payment of short-term credit and
other long-term obligations	-	(1,009)	(5,264)
Payment of cash dividend	(1,717)	(1,706)	(1,692)
Repurchase of stock for treasury	-	-	(66)
Repayment of officer loan	-	-	17
Exercise of stock options	293	144	177
Net cash provided by (used in) financing activities	3,576	(1,571)	(5,280)

Net (decrease) increase in cash and cash equivalents
before effect of exchange rate changes	(1,021)	(3,758)	839

Effect of exchange rate changes on cash and
cash equivalents	(282)	(304)	163

Net (decrease) increase in cash and cash equivalents	(1,303)	(4,062)	1,002

Cash and cash equivalents at beginning of year	2,639	6,701	5,699

Cash and cash equivalents at end of year	$1,336	$2,639	$6,701

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$92	$118	$303
Income taxes	$319	$4,204	$1,200

Other activities which affect assets or liabilities but
did not result in cash flow during the fiscal years:

Declaration of cash dividend, not paid	$869	$857	$852

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2007, 2006 and 2005
(In thousands, except share data)

			Additional		Treasury stock		Other	Accumulated other
	Common Stock		paid in	Retained	(at cost)		Stockholders’	comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	equity	income (loss)	Total
Balance at May 1, 2004	9,163,940	$9,164	$44,442	$9,104	738,428	($2,797)	$(17)	$3,487	$63,383
Exercise of stock options			109		(24,950)	68			177
Contribution of stock to 401(k) plan			300		(30,621)	93			393
Repayment of receivable common stock							17		17
Cash dividend				(1,701)					(1,701)
Additional investment in Morion, Inc.			438		(42,448)	101			539
Repurchase of stock for treasury					6,300	(66)			(66)
Increase in market
value of marketable securities								1,018	1,018
Foreign currency translation adjustment								396	396
Net income				5,037					5,037
Comprehensive income- 2005									6,451
Balance at April 30, 2005	9,163,940	9,164	45,289	12,440	646,709	(2,601)	-	4,901	69,193
Exercise of stock options			84		(19,792)	60			144
Contribution of stock to 401(k) plan			315		(34,723)	104			419
Cash dividend				(1,711)					(1,711)
Decrease in market
value of marketable securities								(1,390)	(1,390)
Foreign currency translation adjustment								(820)	(820)
Net income				4,798					4,798
Comprehensive income- 2006									2,588
Balance at April 30, 2006	9,163,940	9,164	45,688	15,527	592,194	(2,437)	-	2,691	70,633
Exercise of stock options			171		(40,300)	122			293
Contribution of stock to 401(k) plan			340		(37,550)	115			455
Cash dividend				(1,729)					(1,729)
Investment in Elcom Technologies			380		(39,651)	120			500
Stock compensation expense			559						559
Increase in market value of
marketable securities								333	333
Foreign currency translation adjustment								97	97
Net loss				(257)					(257)
Comprehensive income- 2007									173
Balance at April 30, 2007	9,163,940	$9,164	$47,138	$13,541	474,693	($2,080)	$-	$3,121	$70,884

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries. The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 16 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and FEI-Asia, Inc.), Gillam-FEI, and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

Marketable Securities:

Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. Substantially all marketable securities at April 30, 2007 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

Allowance for Doubtful Accounts:

Losses from uncollectible accounts receivable are provided for by utilizing the allowance for doubtful accounts method based upon management’s estimate of uncollectible accounts. Management specifically analyzes accounts receivable and the potential for bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Amortization of identifiable intangible assets is based upon the expected lives of the assets and is recorded at a rate which approximates the Company’s utilization of the assets

Intangible Assets:

Intangible assets consist of customer lists which result from the excess purchase price over the fair value of acquired tangible assets. The customer lists are measured at fair value and amortized over the estimated useful life of 3 to 5 years.

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets," goodwill is tested for impairment on at least an annual basis. When it is determined that the carrying value of investments may not be recoverable, the Company writes down the related goodwill to an amount commensurate with the revised value of the acquired assets. The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry.

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

For customer orders in the Company’s subsidiaries, and smaller contracts or orders in the other business segments, sales of products and services to customers are reported in operating results upon shipment of the product or performance of the services pursuant to terms of the customer order.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Foreign Currency Adjustments:

The local currency is the functional currency of each of the Company’s non-US subsidiaries. No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange. The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. The balance sheets of foreign subsidiaries, except for equity accounts, are translated into US dollars at the rates of exchange in effect on the date of the balance sheet. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Equity-based Compensation:

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $559,000 was recognized during the year ended April 30, 2007, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At April 30, 2007, unrecognized compensation cost for all the Company’s stock-based compensation awards was approximately $1.0 million which is expected to be recognized over a weighted average period of 2.7 years.

In addition, the Company applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005 in its adoption of FAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, during the year ended April 30, 2007, stock-based compensation expense was $285,000 in cost of sales and $274,000 in selling, general and administrative expense.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. Under FAS 123(R) “excess tax benefits” are to be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the year ended April 30, 2007, there were no excess tax benefits to be included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of FAS 123(R).

Effect of Adoption of FAS 123(R)

The application of FAS 123(R) had the following effect on the reported amounts for the year ended April 30, 2007, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except for per share amounts).

	Using Intrinsic	FAS 123(R)	As
	Value Method	Adjustments	Reported
Operating Loss	($3,162)	($559)	($3,721)
Loss before benefit
for income taxes	($1,253)	($559)	($1,812)
Net Income (Loss)	$122	($379)	($257)
Basic Earnings (Loss) per Share	$0.01	($0.01)	($0.03)
Diluted Earnings (Loss) per Share	$0.01	($0.01)	($0.03)

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the years ended April 30, 2007, 2006 and 2005: dividend yield of 1.3%, 1.4%, and 1.1%; expected volatility of 59%; risk free interest rate of 5.0%, 4.1%, and 3.9%; and expected lives of six and one-half years, respectively.

The expected life assumption was determined based on the Company’s historical experience. For purposes of both FAS 123 and FAS 123(R), the expected volatility assumption was based on the historical volatility of the Company’s common stock. The dividend yield assumption was determined based upon the Company’s past history of dividend payments and its intention to make future dividend payments. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Fiscal years 2006 and 2005

Through fiscal year 2006, the Company applied the disclosure-only provisions of FAS No. 148, “Accounting for Stock-Based Compensation,” and continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Historically, this has not resulted in compensation cost upon the grant of options under a qualified stock option plan. However, in accordance with FAS No. 148, the Company provided pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied beginning in fiscal 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table illustrates the effect on the Company’s consolidated statements of operations had compensation cost for stock option awards under the plans been determined based on the fair value at the grant dates consistent with the provisions of FAS No. 123:

	(in thousands, except per share data)
	2006	2005
Net Income, as reported	$4,798	$5,037
Cost of stock options, net of taxes	(309)	(525)
Net Income pro forma	$4,489	$4,512
Income per share, as reported:
Basic	$0.56	$0.59
Diluted	$0.55	$0.58
Income per share- pro forma
Basic	$0.53	$0.53
Diluted	$0.52	$0.52

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the three years ended April 30, 2006 and 2005; dividend yield of 1.4% and 1.1%, expected volatility of 59%; risk free interest rate of 4.1% and 3.9%; and expected lives of six and one-half years, respectively.

New Accounting Pronouncements:

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company will comply with the provisions of FIN 48 but the impact of such adoption is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” (“FAS 157”) This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company will comply with the provisions of FAS 157 when it becomes effective in fiscal year 2009. The impact of such adoption is not expected to have a material impact on the Company’s financial statements since the Company utilizes fair value measures wherever required by current GAAP.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is now effective for the Company and, for the fiscal year ended April 30, 2007, there was no impact on the Company’s consolidated financial statements from application of this bulletin.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial position and results of operations.

2. Accounts Receivable

Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $6,259,000 at April 30, 2007 and $4,857,000 at April 30, 2006. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Years ended April 30,
	2007	2006	2005
Basic EPS Shares outstanding
(weighted average)	8,620,776	8,537,427	8,484,682
Effect of Dilutive Securities	***	153,190	200,076
Diluted EPS Shares outstanding	8,620,776	8,690,617	8,684,758

*** Dilutive securities are excluded for fiscal year 2007 since the inclusion of such shares would be antidilutive due to the net loss for that year.

Options to purchase 571,550, 571,550, and 505,550 shares of common stock were outstanding during the years ended April 30, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

4. Inventories

Inventories, which are reported net of reserves of $5,028,000 (including a fourth quarter adjustment to increase reserves by $800,000) and $3,923,000 at April 30, 2007 and 2006, respectively, consisted of the following (in thousands):

	2007	2006
Raw Materials and Component Parts	$18,380	$11,172
Work in Progress	12,821	11,799
	$31,201	$22,971

5. Marketable Securities

Marketable securities at April 30, 2007 and 2006 are summarized as follows (in thousands):

	April 30, 2007
			Unrealized
		Market	Holding
	Cost	Value	(Loss) Gain
Fixed income securities	$14,172	$13,943	$(229)
Equity securities	283	325	42
	$14,455	$14,268	$(187)

	April 30, 2006
			Unrealized
		Market	Holding
	Cost	Value	(Loss)
Fixed income securities	$22,531	$21,799	$(732)
Equity securities	46	37	(9)
	$22,577	$21,836	$(741)

Maturities of fixed income securities classified as available-for-sale at April 30, 2007 are as follows (in thousands):

Current	$-
Due after one year through five years	11,792
Due after five years through ten years	2,380
$14,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Property, Plant and Equipment

Property, plant and equipment at April 30, 2007 and 2006, consists of the following (in thousands):

	2007	2006
Buildings and building improvements	$3,046	$2,649
Machinery, equipment and furniture	35,186	32,765
	38,232	35,414
Less, accumulated depreciation	30,393	28,751
	$7,839	$6,663

Depreciation expense for the years ended April 30, 2007, 2006 and 2005 was $1,665,000, $1,783,000, and $1,908,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2007, 2006 and 2005 was approximately $912,000, $724,000 and $585,000, respectively.

In January 1998, the Company sold the Long Island, New York building that it occupies to Reckson Associates Realty Corp., a real estate investment trust (“REIT”) whose shares were then traded on the New York Stock Exchange. The sale involved a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. (“REIT units”) which were valued at closing at $12 million. Each REIT unit was convertible into one share of the common stock of the REIT.

The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease"). Under the accounting provisions for sale and leaseback transactions, the sale of this building was initially considered a financing until the REIT units were converted to Reckson stock in March 2005. Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain. The deferred gain will be recognized into income over the remaining term of the initial leaseback period. Annual rental payments are $400,000 for the initial 11-year term which ends in January 2009. The Reckson lease contains two five-year renewal periods at the option of the Company. On May 16, 2007, the Company exercised its option to renew the lease for the first five year period and, commencing February 2009, will pay annual rent of $600,000. Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in China, France and California lease their office and manufacturing facilities. The lease for the FEI-Asia facility is for a one-year term with rent of $15,000 payable quarterly. The current lease for the FEI-Zyfer facility expires in June 2007 and requires monthly payments of $22,600. In July 2007, FEI-Zyfer expects to move into newly leased space encompassing 27,850 square feet. Monthly rental payments will be $23,700 for the first year and will increase each year over the 125 month lease term. Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $2,000 per month.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending April 30,
2008	$588
2009	696
2010	926
2011	936
2012	947
Thereafter	3,100
$7,193

7.	Related Party Transaction

During the year ended April 30, 2006, the Company sold the remaining building formerly owned by its French subsidiary to the former president of Gillam-FEI. The sale price of the building was approximately $975,000 and was based upon an independent appraisal of the building. The Company recognized a gain of approximately $680,000 on the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	Debt Obligations

The Company has an $11.5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments. During the 2007 fiscal year, the Company borrowed $5 million under this line of credit. During fiscal year 2006, the Company borrowed and repaid $1 million. No amount was outstanding as of April 30, 2006. During fiscal year 2007, advances against the line of credit bore interest at variable interest rates between 6.34% and 6.65%.

The Company’s European subsidiaries have available approximately 1.7 million Euros (approximately $2.2 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements. As of April 30, 2007, no amount was outstanding under such lines of credit. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2007 and 2006, the rate was 4.361% and 3.166%, respectively, based on the 1 month EURIBOR.

9.	Accrued Liabilities

Accrued liabilities at April 30, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Other compensation including payroll taxes	$2,104	$2,161
Due customers	447	491
Vacation accrual	839	593
Other	590	676
	$3,980	$3,921

10. Investment in Morion, Inc.

In fiscal years 2007 and 2006, the Company’s investment in Morion, Inc., a privately-held Russian company, was between 36.6% and 36.2% of Morion’s outstanding shares. The Company reported its investment under the equity method and recorded its proportionate share of the earnings of Morion.

At April 30, 2007, 2006, and 2005, the Company’s share of the underlying net assets of Morion exceeded the investment by $359,000, $471,000 and $549,000, respectively. The excess relates to certain property, plant and equipment and is being amortized into income by increasing the Company’s share of Morion’s net income. The Company uses the straightline method to amortize the excess over the remaining useful lives of the property, plant and equipment.

During the fiscal years ended April 30, 2007, 2006 and 2005, the Company acquired product from Morion in the aggregate amount of approximately $454,000, $467,000 and $659,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $269,000, $462,000 and $181,000, respectively.

In June 2007, the Company reduced its investment in Morion from 36.6% to 8% of its outstanding shares. Based upon a determination by the Russian Federation that Morion was in a “strategic industry,” Gazprombank, a Russian government majority-owned joint stock bank, acquired the majority interest in Morion previously held by the European Bank for Reconstruction and Development and a portion of the shares previously held by the Company, both at the same price per share. Gazprombank, through its wholly-owned subsidiary, Finproject, Ltd., paid the Company proceeds of approximately $5.8 million. In the first quarter of fiscal year 2008, which ends July 31, 2007, the Company will recognize a pre-tax gain of approximately $3.0 million on the sale of the Morion shares. This is in addition to approximately $2.0 million in equity income realized in prior periods from the Morion investment. In future periods, the Company will account for its remaining investment in Morion on the cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Acquisition of Zyfer, Inc.

The fiscal year 2004 acquisition of FEI-Zyfer, Inc. is treated as a purchase acquisition. The $2.9 million purchase price, including contingent payments, was allocated to net assets acquired of approximately $1.8 million. The purchase price in excess of net assets acquired, approximately $1.1 million, was allocated to fixed assets ($300,000), to customer lists ($600,000) which will be amortized over 6 years, and to goodwill ($200,000). Amortization expense for the years ended April 30, 2007, 2006 and 2005 was approximately $60,000, $78,000 and $106,000, respectively. For the fiscal year ending April 30, 2008, amortization expense will decline to $48,000, followed by a “balloon” writeoff of the customer list balance, expected to be $186,000, for the year ending April 30, 2009.

12. Investment in Elcom Technologies, Inc.

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in the outstanding shares of Elcom Technologies, Inc., a privately-held company which designs and manufactures advanced RF microwave devices. The Company and Elcom entered into a mutual business and facilities support agreement and Frequency Electronics obtained an exclusive license to use Elcom’s technology in space-borne applications. The Company received preferred stock, a $1.5 million convertible note and a 10-year warrant to purchase additional stock in exchange for cash and 39,651 shares of Frequency Electronics common stock. The Company will account for this investment on the equity method.

13. Employee Benefit Plans

Profit Sharing Plan:

The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2007, 2006 and 2005, the Company contributed 37,550, 34,723, and 30,621 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $455,000 in fiscal year 2007, $419,000 in fiscal year 2006 and $393,000 in fiscal year 2005.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits. The Company charged $30,000, $572,000 and $694,000 to operations under these plans for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

Independent Contractor Stock Option Plan:

Through early fiscal year 2006, the Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted. An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Options were granted in prior fiscal years to certain independent contractors at a price equal to the then fair market value of the Company’s common stock. The options were exercisable over specified periods per terms of the individual agreements. In fiscal year 2005, the Company granted 30,000 shares to a new member of the Company’s Board of Directors. One-third of the options may be exercised one year after the grant date; two-thirds, two years after the grant date and all of the options, three years after the grant date. The exercise price of the grant was at the then fair market value of the Company’s common stock, consequently, no compensation expense was recognized because the Company applied the intrinsic value method for a director of the Company under the provisions of APB 25. No compensation expense was recorded during the years ended April 30, 2007, 2006 and 2005 as no other grants were made in those years and previous grants have been fully expensed. As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued. No additional grants will be made under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

	2007		2006		2005
	Shares	Wtd Avg Price	Shares	Wtd Avg Price	Shares	Wtd Avg Price

Outstanding at beginning of year	141,050	$15.33	141,050	$15.33	111,050	$15.49
Granted	-	-	-	-	30,000	$14.76
Exercised	-	-	-	-	-	-
Outstanding at end of year	141,050	$15.33	141,050	$15.33	141,050	$15.33
Exercisable at end of year	131,050	$15.38	121,050	$15.43	111,050	$15.49
Available for grant at end of year	-		-		189,500
Weighted average fair value
of options granted during the year	$-		$-		$7.81

Employee Stock Plans:

The Company has various stock plans for key management employees, including officers and directors who are employees. The plans are Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”). Under these plans, options or SARS are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options were exercisable one year after the date of grant. Under the remaining plans the options and SARS are exercisable over a four-year period beginning one year after the date of grant. The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2007, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 389,000 options are outstanding and approximately 303,000 are exercisable. Through April 30, 2007, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 704,000 are both outstanding and exercisable (see tables below). As of April 30, 2007, eligible employees have been granted SARS based on approximately 172,000 shares of Company stock, of which all are outstanding but none are exercisable. When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital. In fiscal years 2006 and 2005, no charges are made to income with respect to the ISO or NQSO plans.

Transactions under these plans, including the weighted average exercise prices of the options, are as follows:

	2007		2006		2005
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,133,387	$11.32	1,109,987	$11.26	1,081,437	$11.00
Granted	172,500	$11.93	39,000	$11.32	59,500	$14.40
Exercised	(40,300)	$7.28	(19,725)	$7.27	(24,950)	$7.06
Expired or canceled	-		-	-	(6,000)	$8.80
Outstanding at end of year	1,265,587	$11.53	1,133,387	$11.32	1,109,987	$11.26
Exercisable at end of year	1,007,212	$11.45	972,337	$11.39	895,587	$11.46
Available for grant at end of year	226,500		399,000		11,500
Weighted average fair value
of options granted during the year	$6.53		$6.08		$7.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes information about stock options outstanding at April 30, 2007:
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Actual Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 4/30/07	Life	Price	at 4/30/07	Price
$6.615 - 9.970	448,400	3.5	$7.67	417,775	$7.56
10.167 - 16.625	735,187	5.1	12.52	507,437	12.67
23.75	82,000	3.3	23.75	82,000	23.75

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors. The purchase price could not be less than the par value of the common stock. As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan.

	2007		2006		2005
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	22,500	$4.00	22,500	$4.00	22,500	$4.00
Exercised	-	-	-	-	-	$4.00
Outstanding at end of year	22,500	$4.00	22,500	$4.00	22,500	$4.00
Exercisable at end of year	22,500	$4.00	22,500	$4.00	22,500	$4.00
Balance of shares available for
grant at end of year	-		-		98,250

Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 556,785 shares remain in the ESOP.

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

Deferred compensation expense charged to operations during the years ended April 30, 2007, 2006 and 2005 was approximately $878,000, $636,000 and $1,266,000, respectively. During fiscal year 2005, the Company recorded a change in accounting estimate in the amount of $327,000 to reflect the use of a revised actuarial mortality tables to determine its deferred compensation liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	Income Taxes

The (loss) income before (benefit) provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2007	2006	2005
U.S.	$(1,944)	$5,446	$6,977
Foreign	132	1,181	170
	$(1,812)	$6,627	$7,147
The (benefit) provision for income taxes consists of the following (in thousands):
	2007	2006	2005
Current:
Federal	$(150)	$850	$4,200
Foreign	-	(7)	70
State	(100)	100	450
Current (benefit) provision	(250)	943	4,720
Deferred
Federal	(950)	650	(2,250)
Foreign	(205)	136	40
State	(150)	100	(400)
Valuation allowance- foreign	-	-	-
Deferred (benefit) provision	(1,305)	886	(2,610)
Total (benefit) provision	$(1,555)	$1,829	$2,110
The following table reconciles the reported income tax (benefit) expense with the amount computed using the federal statutory income tax rate (in thousands).

	2007	2006	2005
Computed "expected" tax (benefit) expense	$(616)	$2,253	$2,430
State and local tax, net of federal benefit	(165)	132	297
Nontaxable income from foreign subsidiaries	(73)	(255)	(61)
Reserve reversal on foreign deferred taxes	(405)	-	-
Nondeductible expenses	75	164	159
Nontaxable life insurance cash value increase	(102)	(100)	(96)
Tax credits	(251)	(217)	(549)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	(18)	(148)	(70)
	$(1,555)	$1,829	$2,110

The components of deferred taxes are as follows (in thousands):
	2007	2006
Deferred tax assets:
Employee benefits	$4,563	$4,157
Inventory	1,650	1,450
Accounts receivable	350	200
Marketable securities	75	296
Research & development	1,149	632
Other liabilities	66	61
Foreign net operating loss carryforwards	425	116
Miscellaneous	-	110
Total deferred tax asset	8,278	7,022
Deferred tax liabilities:
Property, plant and equipment	1,156	1,048
Net deferred tax asset	7,122	5,974
Valuation allowance	(1,102)	(997)
	$6,020	$4,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total valuation allowance relates to deferred tax assets of foreign subsidiaries. At April 30, 2007, the Company has available approximately $1.3 million in net operating losses available to offset future income of certain of its foreign subsidiaries. The operating loss carryforwards for the U.S. subsidiaries of the Company are approximately $700,000 and these expire in 20 years.

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

	Year Ended April 30,
	2007	2006	2005
Balance at beginning of year	$350	$200	$400
Warranty costs incurred	(596)	(411)	(319)
Product warranty accrual	596	561	119
Balance at end of year	$350	$350	$200

16.	Segment Information

The Company operates under three reportable segments:

(1)  FEI-NY - consists principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

(2)  Gillam-FEI - the Company’s Belgian subsidiary primarily sells wireline synchronization and network management systems.

(3)  FEI-Zyfer - the products of the Company’s subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

Beginning with the first quarter of fiscal year 2007, the Company is reporting its segment information on a geographic basis. The former Commercial Communications and U.S. Government segments, which operate out of the Company’s New York headquarters facility, have been combined into the new segment, FEI-NY. This segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia, which functions primarily as a manufacturing facility for the FEI-NY segment.

Previously, the Company identified its New York-based U.S. Government business as a separate segment even though that segment shared the same facility, equipment and personnel with the Commercial Communications segment. With the acquisition of FEI-Zyfer in fiscal year 2004, the Company now does business on U.S. Government programs out of two separate subsidiaries. The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that limiting the number of segments to the three indicated above more appropriately reflects the way the Company’s management views the business.

Prior year segment information has been reclassified to conform to the new segment presentation. This includes reclassifying the property, plant and equipment located in the New York facility to the FEI-NY segment and not to corporate assets.

The accounting policies of the three segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes. The European-based director of Gillam-FEI and the president of FEI-Zyfer manage the assets of these segments. All acquired assets, including intangible assets, are included in the assets of these two segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2007		2006		2005
Net sales:
FEI-NY	$40,184		$35,801		$37,067
Gillam-FEI	11,382	**	9,169	**	12,599	**
FEI-Zyfer	7,542		10,055		8,803
less intersegment sales	(2,902	)**	(2,215	)**	(3,296	)**
Consolidated Sales	$56,206		$52,810		$55,173
Operating (loss) profit:
FEI-NY	$(3,336	)**	$1,864	**	$(616	)**
Gillam-FEI	412	**	(525	)**	200	**
FEI-Zyfer	(339)		903		292
Corporate	(458)		(532)		(1,145)
Consolidated Operating (Loss) Profit	($ 3,721)		$1,710		($ 1,269)

**   For the fiscal years ended April 30, 2007, 2006 and 2005, includes Gillam-FEI intersegment sales of $1.8 million, $945,000 and $2.4 million, respectively, to the FEI-NY segment. In fiscal year 2007, such sales included final development costs and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S. In the prior fiscal years, these amounts were recorded as research and development expense of the FEI-NY segment, resulting in a lower operating profit in fiscal year 2006 and an operating loss in fiscal year 2005 at that segment. In the Gillam-FEI segment, these transactions increased the operating profit in fiscal year 2007, reduced the operating loss in fiscal year 2006 and produced an operating profit in fiscal year 2005.

	2007	2006	2005
Identifiable assets:
FEI-NY	$49,868	$44,111	$36,695
Gillam-FEI	13,750	13,755	13,877
FEI-Zyfer	5,366	5,356	4,796
less intersegment balances	(11,773)	(14,585)	(9,892)
Corporate	36,615	38,104	42,898
Consolidated Identifiable Assets	$93,826	$86,741	$88,374
Depreciation and amortization (allocated):
FEI-NY	$1,290	$1,238	$1,325
Gillam-FEI	164	185	244
FEI-Zyfer	252	428	426
Corporate	19	19	19
Consolidated Depreciation and Amortization Expense	$1,725	$1,870	$2,014

Major Customers

In fiscal year 2007, sales to three customers of the FEI-NY segment aggregated $24.4 million or 61% of that segment’s total sales. These customers accounted for 17%, 14% and 13%, respectively, of the Company’s consolidated sales for the year. During the year ended April 30, 2007, in the Gillam-FEI segment, sales to two customers aggregated $4.0 million or 42% of that segment’s revenues (exclusive of the $1.8 million of intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.6 million or 21% of that segment’s sales. None of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

In fiscal year 2006, sales to three customers of the FEI-NY segment aggregated $22.5 million or 63% of that segment’s total sales. These customers accounted for 16%, 14% and 13%, respectively, of the Company’s consolidated sales for the year. In the Gillam-FEI segment, sales to two customers aggregated $3.8 million or 46% of that segment’s revenues (exclusive of the $945,000 intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.9 million or 19% of that segment’s sales. None of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During fiscal year 2005, sales to two customers accounted for approximately $22.0 million of the FEI-NY segment’s total sales. This amount represents 59% of that segment’s total revenues and 28% and 12%, respectively, of the Company’s consolidated sales for that year. Sales to two customers, aggregating $6.0 million, accounted for 59% of the revenues of the Gillam-FEI segment (exclusive of the $2.4 million intersegment sale). In the FEI-Zyfer segment, two customers accounted for $1.9 million or 21% of that segment’s sales. None of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business. The Company believes its relationship with these companies to be mutually satisfactory.

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2007	2006	2005
China	$5,799	$5,301	$11,422
Belgium	5,612	4,198	5,171
France	2,653	2,924	4,412
Canada	953	2,447	1,021
Other	2,899	3,748	5,385
	$17,916	$18,618	$27,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17. Interim Results (Unaudited)

Quarterly results for fiscal years 2007 and 2006 are as follows:

	(in thousands, except per share data)
	2007 Quarter
	1st	2nd	3rd	4th
Net sales	$14,314	$14,320	$12,117	$15,455
Gross margin	4,853	5,340	3,777	3,106
Net income (loss)	898	187	(754)	(588)
*Earnings (loss) per share
Basic	$0.10	$0.02	$(0.09)	$(0.07)
Diluted	$0.10	$0.02	$(0.09)	$(0.07)

*Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

	(in thousands, except per share data)
	2006 Quarter
	1st	2nd	3rd	4th
Net sales	$11,057	$11,499	$15,113	$15,141
Gross margin	4,097	4,098	5,462	4,960
Net income	1,142	1,332	1,248	1,076
*Earnings per share
Basic	$0.13	$0.16	$0.15	$0.13
Diluted	$0.13	$0.15	$0.14	$0.12

*Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts- describe		Deductions -describe		Balance at end of period

Year ended April 30, 2007
Allowance for doubtful accounts	$276	-	-		-		$276
Inventory reserves	$3,923	$1,328	$73	(c)	$296	(b)	$5,028

Year ended April 30, 2006

Allowance for doubtful accounts	$172	$117	-		$13	(a)	$276
Inventory reserves	$4,289	$680	($52	)(c)	$994	(b)	$3,923

Year ended April 30, 2005

Allowance for doubtful accounts	$140	$45			$13	(a)	$172
Inventory reserves	$3,495	$726	$68	(c,d)	-		$4,289

(a)	Accounts written off

(b)	Inventory disposed or written off

(c)	Foreign currency translation adjustments

(d)	Includes $30 reclassification of other liabilities to inventory reserves

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about September 26, 2007. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11. Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 26, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 26, 2007.

Item 13. Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 26, 2007.

Item 14. Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about September 26, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements, Financial Statement Schedule and Exhibits

The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS
Included in Part II of this report:
Page(s)
Reports of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets April 30, 2007 and 2006	34

Consolidated Statements of Operations-years ended April 30, 2007, 2006 and 2005	35

Consolidated Statements of Cash Flows - years ended April 30, 2007, 2006 and 2005	36-37

Consolidated Statements of Changes in Stockholders' Equity - years ended April 30, 2007, 2006 and 2005	38

Notes to Consolidated Financial Statements	39-54

(2) FINANCIAL STATEMENT SCHEDULE

Included in Part II of this report:

Schedule II - Valuation and Qualifying Accounts	55

Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

(3) EXHIBITS
Exhibit 21 List of Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99 Audited Financial Statements of Morion, Inc. for year ended December 31, 2006

The exhibits listed on the accompanying Index to Exhibits beginning on page 59 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By	/s/ Martin B. Bloch
Martin B. Bloch President and CEO

By:	/s/ Alan L. Miller
Alan L. Miller Chief Financial Officer and Treasurer

Dated: July 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin Joseph P. Franklin	Chairman of the Board	7/27/07

/s/ Joel Girsky Joel Girsky	Director	7/27/07

/s/ E. Donald Shapiro E. Donald Shapiro	Director	7/27/07

/s/ S. Robert Foley S. Robert Foley	Director	7/27/07

/s/ Richard Schwartz Richard Schwartz	Director	7/27/07

/s/ Martin B. Bloch Martin B. Bloch	President and CEO (Principal Executive Officer)	7/27/07

/s/ Alan L. Miller Alan L. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	7/27/07

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23 .1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of 2007 audit report in Registrant’s Form S-8 Registration Statement.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Audited financial statements of Morion, Inc. for the year ended December 31, 2006, pursuant to Rule 3-09 of Regulation S-X	Filed herewith

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.

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