Form 10-Q
period 2007-07-31
FREQUENCY ELECTRONICS INC
filed 2007-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 10, 2007 - 8,704,591

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - July 31, 2007 and April 30, 2007	3

Condensed Consolidated Statements of Operations Three Months Ended July 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3- Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T- Controls and Procedures	17

Part II. Other Information:

Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

Item 6 - Exhibits	17

Signatures	18

Exhibits

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2007	2007
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$3,104	$1,336
Marketable securities	14,297	14,268
Accounts receivable, net of allowance for doubtful accounts of $169 at July 31 and $276 at April 30, 2007	17,543	15,626
Inventories	32,215	31,201
Deferred income taxes	3,175	3,075
Income tax receivable	-	596
Prepaid expenses and other	1,482	1,501
Total current assets	71,816	67,603
Property, plant and equipment, at cost, less accumulated depreciation and amortization	8,003	7,839
Deferred income taxes	2,941	2,945
Goodwill and other Intangible assets, net	440	453
Cash surrender value of life insurance	6,935	6,815
Investments in and loans receivable from affiliates	4,647	7,354
Other assets	817	817
Total assets	$95,599	$93,826

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$6,511	$5,011
Accounts payable - trade	2,341	3,771
Accrued liabilities and other	3,855	3,980
Income taxes payable	306	-
Dividend payable	-	869
Total current liabilities	13,013	13,631
Deferred compensation	8,764	8,669
Deferred gain and other liabilities	631	642
Total liabilities	22,408	22,942
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	47,447	47,138
Retained earnings	14,921	13,541
	71,532	69,843
Common stock reacquired and held in treasury -at cost, 459,349 shares at July 31, 2007 and 474,693 shares at April 30, 2007	(2,095)	(2,080)
Accumulated other comprehensive income	3,754	3,121
Total stockholders' equity	73,191	70,884
Total liabilities and stockholders' equity	$95,599	$93,826

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended July 31,
(Unaudited)

	2007	2006
	(In thousands except share data)

Net sales	$15,557	$14,314
Cost of sales	11,086	9,461
Gross margin	4,471	4,853

Selling and administrative expenses	3,086	2,782
Research and development expense	2,177	1,380
Operating (loss) profit	(792)	691
Other income (expense):
Investment income	3,243	299
Equity (loss) income	(80)	203
Interest expense	(131)	(36)
Other income, net	-	81
Income before provision for income taxes	2,240	1,238
Provision for income taxes	860	340
Net income	$1,380	$898

Net income per common share
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

Average shares outstanding
Basic	8,695,027	8,576,705
Diluted	8,783,676	8,719,934

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$1,380	$898
Gain on sale of investments	(3,015)	(12)
Other non-cash charges to earnings	1,015	760
Net changes in other assets and liabilities	(3,777)	(2,518)
Net cash used in operating activities	(4,397)	(872)

Cash flows from investing activities:
Proceeds from sale of marketable securities
and investments	5,643	3,854
Purchase of marketable securities	(174)	-
Purchase of fixed assets	(559)	(396)
Net cash provided by investing activities	4,910	3,458

Cash flows from financing activities:
Proceeds from short-term credit obligations	1,500	1,600
Payment of cash dividend	(869)	(857)
Stock transactions, net	(2)	27
Net cash provided by financing activities	629	770

Net increase in cash and cash equivalents
before effect of exchange rate changes	1,142	3,356

Effect of exchange rate changes
on cash and cash equivalents	626	261

Net increase in cash and cash equivalents	1,768	3,617

Cash and cash equivalents at beginning of period	1,336	2,639

Cash and cash equivalents at end of period	$3,104	$6,256

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2007 and the results of its operations and cash flows for the three months ended July 31, 2007 and 2006. The April 30, 2007 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2007 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2007	2006
Basic EPS Shares outstanding
(weighted average)	8,695,027	8,576,705
Effect of Dilutive Securities	88,649	143,229
Diluted EPS Shares outstanding	8,783,676	8,719,934

The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options for the three months ended July 31, 2007 and 2006, were 949,425 and 571,550, respectively.

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable at July 31, 2007 and April 30, 2007 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $7,533,000 and $6,259,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $5,172,000 and $5,028,000 at July 31, 2007 and April 30, 2007, respectively, consist of the following:

	July 31, 2007	April 30, 2007
	(In thousands)

Raw materials and Component parts	$18,921	$18,380
Work in progress	13,294	12,821
	$32,215	$31,201

NOTE E - COMPREHENSIVE INCOME

For the three months ended July 31, 2007 and 2006, total comprehensive income was $2,013,000 and $1,385,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE F - EQUITY-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $143,000 and $115,000 was recognized during the three months ended July 31, 2007 and 2006, respectively, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

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

At July 31, 2007, unrecognized compensation cost for all the Company’s stock-based compensation awards was approximately $1.1 million. The unrecognized compensation cost for stock-based compensation awards at July 31, 2007 is expected to be recognized over a weighted average period of 2.8 years.

In accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), which requires that compensation be classified in the same expense line items as cash compensation, during the three months ended July 31, 2007 and 2006, stock-based compensation expense included in cost of sales was $81,000 and $53,000, respectively and the amount charged to selling, general and administrative expense was $62,000 in both periods.

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the three months ended July 31, 2007, and each of the years ended April 30, 2007, and 2006: dividend yield of 1.4%, 1.3%, and 1.4%, respectively; expected volatility of 40%, 40% and 59%, respectively; risk free interest rate of 4.8%, 5.0% and 4.1%, respectively, and expected lives of six and one-half years.

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

Employee Stock Option Plans

The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans, and Stock Appreciation Rights (“SARs”). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of July 31, 2007, eligible employees had been granted awards to purchase 219,000 shares of Company stock under SARs, all of which are outstanding and 42,000 shares of which are exercisable. As of July 31, 2007, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 389,000 options are outstanding and approximately 303,000 of which are exercisable. Through July 31, 2007, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 650,000 are both outstanding and exercisable (see tables below).

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $815,000 which will be recognized during a weighted average period of 3.2 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $271,000 which will be recognized over a weighted average period of 1.6 years.

Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals as a result of stock exercises will be taken from available treasury stock.

Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

	Three months ended July 31, 2007
		Wtd Avg
	Shares	Price
Outstanding at beginning of period	1,265,587	$11.53
Granted	46,875	$11.12
Exercised	(8,312)	$9.77
Expired or canceled	(45,375)	$10.17
Outstanding at end of period	1,258,775	$11.58
Exercisable at end of period	995,400	$11.55
Available for grant at end of period	179,625
Weighted average fair value of options granted during the period	$4.61

The following table summarizes information about stock-based awards outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Actual Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 7/31/07	Life	Price	at 7/31/07	Price
$6.670 - 9.970	447,400	3.2	$7.67	416,775	$7.56
10.875 - 16.625	729,375	5.5	12.60	496,625	12.88
23.75	82,000	3.0	23.75	82,000	23.75

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

(2)	Gillam-FEI - the Company’s Belgian subsidiary primarily sells wireline synchronization and network monitoring systems.

(3)
FEI-Zyfer - the products of the Company’s subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia, which functions primarily as a manufacturing facility for the FEI-NY segment.

The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users or types of markets served.

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2007	2006
Net sales:
FEI-NY	$11,765	$10,666
Gillam-FEI	2,288	2,030
FEI-Zyfer	2,022	1,907
less intercompany sales	(518)	(289)
Consolidated Sales	$15,557	$14,314
Operating profit (loss):
FEI-NY	$(540)	$861
Gillam-FEI	(143)	(8)
FEI-Zyfer	3	(58)
Corporate	(112)	(104)
Consolidated Operating (Loss) Profit	$(792)	$691

	July 31, 2007	April 30, 2007
Identifiable assets:
FEI-NY	$53,773	$49,868
Gillam-FEI	13,075	13,750
FEI-Zyfer	6,370	5,366
less intercompany balances	(12,483)	(11,773)
Corporate	34,864	36,615
Consolidated Identifiable Assets	$95,599	$93,826

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

Item 2

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s April 30, 2007 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

For contracts in the Company’s Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the FEI-NY segment and sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

Stock-based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $143,000 and $115,000, respectively, was recognized during the three months ended July 31, 2007 and 2006, and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2008 and 2007 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2007	2006
Net Sales
FEI-NY	75.6%	74.5%
Gillam-FEI	14.7	14.2
FEI-Zyfer	13.0	13.3
Less Intersegment Sales	(3.3)	(2.0)
	100.0	100.0
Cost of Sales	71.3	66.1
Gross Margin	28.7	33.9
Selling and administrative expenses	19.8	19.4
Research and development expenses	14.0	9.7
Operating (Loss) Profit	(5.1)	4.8
Other income, net	19.5	3.8
Pretax Income	14.4	8.6
Provision for income taxes	5.5	2.3
Net Income	8.9%	6.3%

(Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales

	(in millions)
	Three months ended July 31,
	2007	2006	Change
FEI-NY	$11.8	$10.7	$1.1	10%
Gillam-FEI	2.3	2.0	0.3	13%
FEI-Zyfer	2.0	1.9	0.1	6%
Intersegment sales	(0.5)	(0.3)	(0.2)
	$15.6	$14.3	$1.3	9%

The growth in revenues for the three month period ended July 31, 2007, was led by a nearly 60% increase in revenues from satellite payload programs recorded in the FEI-NY segment. These gains were partially offset by weaker revenues from telecommunication customers which impacted revenues in each of the Company’s operating segments. Revenues from non-space U.S. Government programs also increased over fiscal year 2007, which benefited both the FEI-NY and FEI-Zyfer segments. During fiscal year 2008, the Company expects to realize continued growth in revenues from both U.S. Government and commercial satellite programs. Telecommunication infrastructure revenues and sales to non-space U.S. Government programs are also expected to increase over the balance of the fiscal year.

Gross margin

	Three months ended July 31,
	2007	2006	Change
	$4,471	$4,853	($382)	(8%)
GM Rate	28.7%	33.9%

The 8% decrease in gross margin for the three months ended July 31, 2007, is due to the higher level of engineering costs on certain satellite payload programs that the Company began to experience in fiscal year 2007. The current quarter’s gross margin rate of 28.7% reflects a sequential improvement from the 20% rate recorded in the fourth quarter of fiscal year 2007. As the level of engineering effort decreases during fiscal year 2008, the Company anticipates that its gross margin rate will improve. As revenues increase, the Company expects the gross margin rate to approach and exceed its target of 40%.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Also, for the three months ended July 31, 2007 and 2006, gross margin was reduced by $81,000 and $53,000, respectively, due to the inclusion in cost of sales of the charge for stock compensation expense as required by Financial Accounting Standard No. 123(R), Accounting for Stock-Based Compensation.

Selling and administrative expenses

Three months ended July 31,
2007	2006	Change
$3,086	$2,782	$304	11%

For the three months ended July 31, 2007 and 2006, selling and administrative expenses were 19.8% and 19.4%, respectively, of consolidated revenues which achieved the Company’s target for such expenses. The increases in expenses in the fiscal year 2008 period were primarily related to marketing expenses, additional property rent expense and compensation expense related to incentive compensation, normal salary increases and additional personnel.

Included in selling and administrative expenses in each of the three month periods ended July 31, 2007 and 2006, is $62,000 related to stock compensation expense as described above and in the footnotes to the financial statements.

With fiscal year 2008 revenues at current or increasing levels, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues.

Research and development expense

Three months ended July 31,
2007	2006	Change
$2,177	$1,380	$797	58%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. The exceptional level of engineering spending and development work on the Company’s satellite payload products, which began in the second quarter of fiscal 2007, continued into fiscal year 2008. Research and development spending for the quarter ended July 31, 2007, was 14% of revenues compared to 10% of revenues for the same period of fiscal year 2007. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating (Loss) Profit

Three months ended July 31,
2007	2006	Change
($792)	$691	($1,483)	NM

The continuing level of engineering effort related to satellite payload programs and increased research and development resulted in an operating loss for the three months ended July 31, 2007, compared to the same period of fiscal year 2007. Sequentially, the operating loss was reduced from that realized in the fourth quarter of fiscal year 2007 by $1.9 million on a comparable level of sales. The Company anticipates that as engineering and development costs moderate and as sales increase from current levels, that it will generate an operating profit for the full fiscal year 2008.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Three months ended July 31,
	2007	2006	Change
Investment income	$3,243	$299	$2,944	985%
Equity (loss) income	(80)	203	(283)	NM
Interest expense	(131)	(36)	(95)	(264%)
Other income, net	-	81	(81)	(100%)
	$3,032	$547	$2,485	454%

During the three months ended July 31, 2007, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a Russian government majority-owned bank. The Company received proceeds of approximately $5.8 million and realized a book gain of approximately $3.0 million. Such gain is included in investment income for the first quarter of fiscal year 2008.

As a result of the reduced investment in Morion, the Company no longer records its share of Morion’s earnings on the equity method, as it did in fiscal year 2007. The equity loss in the fiscal year 2008 period represents its share of the quarterly loss recorded by Elcom Technologies in which the Company acquired a 25% interest during the third quarter of fiscal year 2007.

The increase in interest expense for the three month period ended July 31, 2007 resulted primarily from an increase in borrowings under the Company’s line of credit during the fiscal year 2008 period compared to the three month period ended July 31, 2006.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term. Under the caption “Other income, net” the Company recognized deferred gain of $88,000 for each of the three months ended July 31, 2007 and 2006. In the fiscal year 2008 period, such income was offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain business interruption costs and foreign currency exchange losses. Other insignificant income and expense items are also recorded under this caption.

Net income

Three months ended July 31,
2007	2006	Change
$1,380	$898	$482	54%

Net income for the three months ended July 31, 2007, was positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion which offset the quarter’s operating loss. The Company expects to realize improved gross and operating margins in the subsequent quarters of fiscal year 2008 and anticipates that it will report a profit for the full year.

Income Taxes

The Company is subject to taxation in several countries as well as the states of New York and California. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed. In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. As of April 30, 2007, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.3 million and the Company’s U.S. subsidiaries had operating loss carryforwards of approximately $700,000, which will offset future taxable income. During fiscal year 2008, the Company’s effective tax rate is expected to be higher than in prior years as a result of the gain recognized on the Morion transaction. The Company’s tax basis in its Morion investment was less than its book basis resulting in greater taxable income than that recorded for financial reporting purposes.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $59 million at July 31, 2007, which is comparable to working capital at April 30, 2007. Included in working capital at July 31, 2007 is $17.4 million of cash, cash equivalents and marketable securities which are offset by $6.5 million in borrowings under its bank line of credit. The Company’s current ratio at July 31, 2007 is 5.5 to 1.

For the three months ended July 31, 2007, the Company used $4.4 million in cash from operating activities compared to $872,000 used by operations in the comparable fiscal year 2007 period. The primary uses of cash in the fiscal year 2008 period were due to the growth in unbilled accounts receivable, acquisition of additional parts inventory to support current and anticipated programs and payments against accounts payable. In the three month period ended July 31, 2006, the decrease in operating cash flow was due primarily to increases in the value of the Company’s accounts receivable and inventory. For the balance of fiscal year 2008, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large production contracts.

Net cash provided by investing activities for the three months ended July 31, 2007, was $4.9 million compared to $3.5 million for the same period of fiscal year 2007. During the fiscal year 2008 period, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion. The principal source of cash in the fiscal year 2007 period was the sale or redemption of certain marketable securities aggregating $3.9 million. During the three months ended July 31, 2007, the Company also acquired capital equipment for approximately $559,000 compared to $396,000 during the same period of the prior year. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2008 are expected to aggregate approximately $3.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

Net cash provided by financing activities for the three months ended July 31, 2007, was $629,000 compared to $770,000 during the comparable fiscal year 2007 period. Included in both fiscal periods is payment of the Company’s semiannual dividend in the amount of $869,000 and $857,000, respectively. During the three months ended July 31, 2007, the Company borrowed $1.5 million under its line of credit to fund current operations rather than liquidating additional marketable securities. In the same period of the prior fiscal year, the Company borrowed $1.6 million under the line of credit and repaid such borrowing early in the second quarter of fiscal year 2007.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended July 31, 2007, the Company acquired 7,312 shares of its stock under this authorization when it repurchased shares for treasury from certain employees upon their exercise of stock options for a like amount.

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

At July 31, 2007, the Company’s backlog amounted to approximately $43 million compared to $44 million at April 30, 2007. Of this backlog, approximately 80% is realizable in the next twelve months.

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

Contractual obligations

As of July 31, 2007
Contractual Obligations	Total (in thousands)		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Lease Obligations	$6,916		$515	$2,682	$2,528	$1,191
Deferred Compensation	8,764	*	340	282	153	7,989
Total	$15,680		$855	$2,964	$2,681	$9,180

*Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $7,989 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $13.8 million and $469,000, respectively, at July 31, 2007. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at July 31, 2007, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk

The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of July 31, 2007, the amount related to foreign currency exchange rates is a $3,954,000 unrealized gain.

The results of operations of foreign subsidiaries, when translated into US dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to its management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: September 14, 2007	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer