Form 10-Q
period 2007-10-31
FREQUENCY ELECTRONICS INC
filed 2007-12-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2007

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 10, 2007 - 8,703,219

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
October 31, 2007 and April 30, 2007	3

Condensed Consolidated Statements of Operations
Six Months Ended October 31, 2007 and 2006	4

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3- Quantitative and Qualitative Disclosures about Market Risk	18

Item 4- Controls and Procedures	19

Part II. Other Information:

Items 1, 1A, 2, 3 and 5 are omitted because they are not applicable

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 6 - Exhibits	19

Signatures	20

Exhibits

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
	October 31,	April 30,
	2007	2007
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$7,666	$1,336
Marketable securities	13,193	14,268
Accounts receivable, net of allowance for doubtful accounts of $169 at October 31 and $276 at April 30, 2007	17,003	15,626
Inventories	31,843	31,201
Deferred income taxes	3,155	3,075
Income taxes receivable	-	596
Prepaid expenses and other	1,461	1,501
Total current assets	74,321	67,603
Property, plant and equipment, at cost,
less accumulated depreciation and
amortization	8,409	7,839
Deferred income taxes	2,923	2,945
Goodwill and other intangible assets, net	429	453
Cash surrender value of life insurance	7,055	6,815
Investments in and loans receivable from affiliates	4,489	7,354
Other assets	817	817
Total assets	$98,443	$93,826

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$8,510	$5,011
Accounts payable - trade	1,978	3,771
Accrued liabilities and other	3,887	3,980
Income taxes payable	213	-
Dividend payable	870	869
Total current liabilities	15,458	13,631
Deferred compensation	8,753	8,669
Deferred gain and other liabilities	577	642
Total liabilities	24,788	22,942
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	47,670	47,138
Retained earnings	14,461	13,541
	71,295	69,843
Common stock reacquired and held in treasury
-at cost, 460,721 shares at October 31, 2007
and 474,693 shares at April 30, 2007	(2,203)	(2,080)
Accumulated other comprehensive income	4,563	3,121
Total stockholders' equity	73,655	70,884
Total liabilities and stockholders' equity	$98,443	$93,826

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,
(Unaudited)

	2007	2006
	(In thousands except per share data)

Net sales	$33,051	$28,634
Cost of sales	23,110	18,441
Gross margin	9,941	10,193
Selling and administrative expenses	6,371	5,455
Research and development expense	3,986	4,028
Operating (loss) profit	(416)	710

Other income (expense):
Investment income	3,763	579
Equity (loss) income	(145)	274
Interest expense	(291)	(57)
Other income, net	82	100
Income before provision for income taxes	2,993	1,606
Provision for income taxes	1,204	521
Net income	$1,789	$1,085

Net income per common share
Basic	$0.21	$0.13
Diluted	$0.20	$0.12

Weighted average shares outstanding
Basic	8,697,080	8,584,409
Diluted	8,783,792	8,732,393

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,
(Unaudited)

	2007	2006
	(In thousands except per share data)

Net sales	$17,494	$14,320
Cost of sales	12,024	8,980
Gross margin	5,470	5,340

Selling and administrative expenses	3,285	2,674
Research and development expense	1,809	2,647
Operating profit	376	19
Other income (expense):
Investment income	520	280
Equity (loss) income	(65)	71
Interest expense	(160)	(21)
Other income, net	82	19
Income before provision for income taxes	753	368
Provision for income taxes	344	181
Net income	$409	$187

Net income per common share
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted average shares outstanding
Basic	8,699,133	8,592,113
Diluted	8,783,992	8,744,852

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$1,789	$1,085
Non-cash (income) charges to earnings, net	(821)	1,785
Net changes in operating assets and liabilities	(3,553)	(2,163)
Net cash (used in) provided by operating activities	(2,585)	707

Cash flows from investing activities:
Proceeds from sale of marketable securities
and investments	7,161	4,104
Purchase of marketable securities	(174)	(935)
Purchase of fixed assets	(1,297)	(1,013)
Other - net	-	45
Net cash provided by investing activities	5,690	2,201

Cash flows from financing activities:
Proceeds from short-term credit obligations	3,500	-
Payment of cash dividend	(869)	(857)
Proceeds from stock option exercises	81	62
Purchase of stock for treasury	(233)	-
Net cash provided by (used in) financing activities	2,479	(795)

Net increase in cash and cash equivalents
before effect of exchange rate changes	5,584	2,113

Effect of exchange rate changes
on cash and cash equivalents	746	42

Net increase in cash and cash equivalents	6,330	2,155

Cash and cash equivalents at beginning of period	1,336	2,639

Cash and cash equivalents at end of period	$7,666	$4,794

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2007 and the results of its operations and cash flows for the six and three months ended October 31, 2007 and 2006. The April 30, 2007 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2007 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2007	2006	2007	2006
Basic EPS Shares outstanding
(weighted average)	8,697,080	8,584,409	8,699,133	8,592,113
Effect of Dilutive Securities	86,712	147,984	84,859	152,739
Diluted EPS Shares outstanding	8,783,792	8,732,393	8,783,992	8,744,852

The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:

	Six months		Three months
	Periods ended October 31,
	2007	2006	2007	2006
Outstanding Options excluded	949,425	571,550	952,425	571,550

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 2007 and April 30, 2007 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $8,484,000 and $6,259,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $5,485,000 and $5,028,000 at October 31, 2007 and April 30, 2007, respectively, consist of the following:

	October 31, 2007	April 30, 2007
	(In thousands)
Raw materials and Component parts	$18,832	$18,380
Work in progress	13,011	12,821
	$31,843	$31,201

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E - COMPREHENSIVE INCOME

For the six months ended October 31, 2007 and 2006, total comprehensive income was $3,231,000 and $1,501,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - EQUITY-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $271,000 and $277,000 was recognized during the six months ended October 31, 2007 and 2006, respectively, and $127,000 and $162,000, respectively, was recognized during the three month periods then ended. Such amounts include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

At October 31, 2007, unrecognized compensation cost for all the Company’s stock-based compensation awards was approximately $1.2 million. The unrecognized compensation cost for stock-based compensation awards at October 31, 2007 is expected to be recognized over a weighted average period of 2.8 years.

In accordance with the provisions of the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 107 (“SAB 107”), which requires that compensation be classified in the same expense line items as cash compensation, during the six months ended October 31, 2007 and 2006, stock-based compensation expense included in cost of sales was $155,000 and $140,000, respectively and the amount charged to selling, general and administrative expense was $116,000 and $137,000, respectively. During the three months ended October 31, 2007 and 2006, stock-based compensation expense included in cost of sales was $73,000 and $87,000, respectively, and the amount charged to selling, general and administrative expense was $54,000 and $75,000, respectively.

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the six months ended October 31, 2007, and each of the years ended April 30, 2007, and 2006: dividend yield of 1.5%, 1.3%, and 1.4%, respectively; expected volatility of 38%, 40% and 59%, respectively; risk free interest rate of 4.6%, 5.0% and 4.1%, respectively, and expected lives of six and one-half years.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee Stock Option Plans

The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans, and Stock Appreciation Rights (“SARs”). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of October 31, 2007, eligible employees had been granted awards to purchase approximately 283,000 shares of Company stock under SARs, all of which are outstanding and approximately 42,000 shares of which are exercisable. As of October 31, 2007, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 389,000 options are outstanding and approximately 320,000 of which are exercisable. Through October 31, 2007, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 650,000 are both outstanding and exercisable (see tables below).

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $966,000 which will be recognized during a weighted average period of 3.2 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $226,000 which will be recognized over a weighted average period of 1.3 years.

Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals as a result of stock exercises will be taken from available treasury stock.

Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

	Six months ended October 31, 2007
		Wtd Avg
	Shares	Price
Outstanding at beginning of period	1,265,587	$11.53
Granted	110,875	$10.42
Exercised	(8,312)	$9.77
Expired or canceled	(45,375)	$10.17
Outstanding at end of period	1,322,775	$11.50
Exercisable at end of period	1,013,400	$11.51
Available for grant at end of period	115,625
Weighted average fair value
of options granted during the period	$4.10

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information about stock-based awards outstanding at October 31, 2007:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 10/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/07	Weighted Average Exercise Price
$6.670 - 9.970	511,400	3.8	$7.95	427,775	$7.58
10.41 - 16.625	729,375	5.3	12.60	503,625	12.86
23.75	82,000	2.8	23.75	82,000	23.75

NOTE G - SEGMENT INFORMATION

The Company operates under three reportable segments:

(1)
FEI-NY - consists principally of precision time and frequency control products used in three principal markets: communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2007	2006	2007	2006
Net sales:
FEI-NY	$25,372	$20,205	$13,607	$9,540
Gillam-FEI	4,749	4,451	2,461	2,421
FEI-Zyfer	4,291	4,738	2,269	2,831
less intersegment sales	(1,361)	(760)	(843)	(472)
Consolidated sales	$33,051	$28,634	$17,494	$14,320

Operating (loss) profit:
FEI-NY	$(46)	$448	$495	$(413)
Gillam-FEI	(187)	162	(44)	170
FEI-Zyfer	93	371	90	429
Corporate	(276)	(271)	(165)	(167)
Consolidated operating (loss) profit	$(416)	$710	$376	$19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	October 31, 2007	April 30, 2007
Identifiable assets:
FEI-NY	$54,159	$49,868
Gillam-FEI	14,470	13,750
FEI-Zyfer	6,312	5,366
less intercompany balances	(14,515)	(11,773)
Corporate	38,017	36,615
Consolidated identifiable assets	$98,443	$93,826

NOTE H - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. FIN 48 is effective for the Company beginning in fiscal year 2008. The adoption of the provisions of FIN 48 has not had a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company will comply with the provisions of FAS 157 when it becomes effective in fiscal year 2009. Such adoption is not expected to have a material impact on the Company’s financial statements since the Company utilizes fair value measures wherever required by current GAAP.

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

In December 2007, the FASB issued Statements No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements is not expected to have a material impact on the Company’s financial statements.

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

Stock-based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $271,000 and $277,000 was recognized during the six months ended October 31, 2007 and 2006, respectively, and $127,000 and $162,000, respectively, was recognized during the three month periods then ended. Such costs include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2008 and 2007 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2007	2006	2007	2006
Net Sales
FEI-NY	76.8%	70.6%	77.8%	66.6%
Gillam-FEI	14.4	15.5	14.0	16.9
FEI-Zyfer	13.0	16.5	13.0	19.8
Less intersegment sales	(4.2)	(2.6)	(4.8)	(3.3)
	100.0	100.0	100.0	100.0
Cost of Sales	69.9	64.4	68.7	62.7
Gross Margin	30.1	35.6	31.3	37.3
Selling and administrative expenses	19.3	19.0	18.8	18.7
Research and development expenses	12.1	14.1	10.4	18.5
Operating (Loss) Profit	(1.3)	2.5	2.1	0.1
Other income, net	10.3	3.1	2.2	2.4
Pretax Income	9.0	5.6	4.3	2.5
Provision for income taxes	3.6	1.8	2.0	1.2
Net Income	5.4%	3.8%	2.3%	1.3%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2007	2006	Change		2007	2006	Change
FEI-NY	$25.4	$20.2	$5.2	26%	$13.6	$9.5	$4.1	43%
Gillam-FEI	4.7	4.5	0.3	7%	2.5	2.4	0.1	2%
FEI-Zyfer	4.3	4.7	(0.5)	(9%)	2.2	2.8	(0.6)	(20%)
Intersegment sales	(1.4)	(0.8)	(0.6)		(0.8)	(0.4)	(0.4)
	$33.0	$28.6	$4.4	15%	$17.5	$14.3	$3.2	22%

As illustrated in the table above, the 15% and 22% increases in revenues for the six and three month periods ended October 31, 2007, respectively, compared to the same periods of fiscal year 2007, were driven by the improvement in revenues in the FEI-NY segment by 26% and 43%, respectively. Revenues from space programs increased by greater than 50% over the revenue rate realized in the prior fiscal year. Similarly, revenues from U.S. Government/Department of Defense (“DOD”) non-satellite sales, which are recorded in both the FEI-NY and FEI-Zyfer segments, were 15% higher than the revenue rate realized in the prior year. Sales to wireless infrastructure equipment manufacturers were approximately 10% lower from the record revenue rate recorded in fiscal year 2007. Revenues in the Gillam-FEI segment improved 7% and 2%, respectively, from the same periods of fiscal year 2007 due primarily to the rise in the value of the euro to the dollar. Euro-denominated sales were relatively flat year-to-year. The Company anticipates that second half fiscal year 2008 revenues for Gillam-FEI will increase in terms of both dollars and euros. Revenues for the FEI-Zyfer segment declined by 9% and 20%, respectively, for the six and three months ended October 31, 2007 compared to the same periods of fiscal year 2007. Sequentially, first half fiscal year 2008 revenues exceeded revenues for the second half of fiscal year 2007 by more than 50%. The Company expects FEI-Zyfer revenues for fiscal year 2008 to be greater than that realized in fiscal year 2007. The Company expects revenues from both U.S. Government and commercial satellite programs to show continued strength in the second half of fiscal year 2008 and should comprise 40% to 45% of total revenues for the fiscal year. Revenues from wireless equipment manufacturers are dependent on new contracts for network buildouts by wireless providers and the timing of such awards is uncertain. The Company expects telecommunication revenues to be between 30% and 35% of total revenues for fiscal year 2008.

Gross margin
	Six months				Three months
	Periods ended October 31,
	2007	2006	Change		2007	2006	Change
	$9,941	$10,193	($252)	(2%)	$5,470	$5,340	$130	2%
GM Rate	30.1%	35.6%			31.3%	37.3%

Gross margin rates for the six and three months ended October 31, 2007, respectively, were lower than those realized during the same periods of fiscal year 2007 primarily reflecting the higher engineering costs incurred on certain of the Company’s long-term satellite contracts. A higher level of spending on engineering costs began in the second half of fiscal year 2007. While the rate of spending during fiscal year 2008 has abated from the levels incurred in fiscal year 2007, the current level is still higher than historical averages. As the Company completes the lower margin programs on which these costs are applied, the gross margin rate is expected to improve over the balance of fiscal year 2008. As revenues increase and engineering costs return to more normal levels, the Company expects the gross margin rate to approach its target of 40%.

Also, for the six months ended October 31, 2007 and 2006, gross margin was reduced by $155,000 and $140,000, respectively, and for the three months then ended, was reduced by $73,000 and $87,000, respectively, due to the inclusion in cost of sales of the charge for stock compensation expense as required by FAS 123(R).

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2007	2006	Change		2007	2006	Change
$6,371	$5,455	$916	17%	$3,285	$2,674	$611	23%

For the six and three months ended October 31, 2007 and 2006, selling and administrative expenses were 19% of revenues which achieved the Company’s target for such expenses. The primary increases in expenses in the fiscal year 2008 periods were related to compensation, including additional personnel, normal salary increases and accruals for incentive compensation, partially offset by reduced accruals for deferred compensation costs. In addition, during the second quarter of fiscal year 2008, FEI-Zyfer moved to a new facility which increased administrative costs at that segment.

Included in selling and administrative expenses for the six months ended October 31, 2007 and 2006, is $116,000 and $137,000, respectively, and for the three month periods then ended, $54,000 and $75,000, respectively, related to stock compensation expense as described above and in the footnotes to the financial statements.

With fiscal year 2008 revenues at current or increasing levels, the Company expects selling and administrative expenses to remain at 20% or less of revenues.

Research and development expense

Six months				Three months
Periods ended October 31,
2007	2006	Change		2007	2006	Change
$3,986	$4,028	($ 42)	(1%)	$1,809	$2,647	($838)	(32%)

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. An exceptional level of engineering spending and development work on the Company’s satellite payload products began in the second quarter of fiscal year 2007 and continued through the first quarter of fiscal year 2008. As of the second quarter of fiscal year 2008, the initial effort to increase production throughput has been largely achieved and research and development spending has returned to a more normal level. For the quarter ended October 31, 2007, spending on research and development was 10.3% of revenues which is within the Company’s normal target range. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating (Loss) Profit

Six months				Three months
Periods ended October 31,
2007	2006	Change		2007	2006	Change
($416)	$710	($1,126)	(159%)	$376	$19	$357	1879%

Reduced engineering costs on satellite payload programs and lower research and development spending during the three month period ended October 31, 2007, resulted in significantly improved operating margins. Sequentially, the operating profit in the second quarter of fiscal year 2008 was almost $1.2 million greater than the loss recorded for the first quarter of the current fiscal year. The Company anticipates that as sales are maintained at or increase above current levels and as engineering and development costs are lowered from previous elevated levels, it will generate an operating profit for the full fiscal year 2008.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)
	Six months				Three months
	Periods ended October 31,
	2007	2006	Change		2007	2006	Change
Investment income	$3,763	$579	$3,184	550%	$520	$280	$240	86%
Equity (loss) income	(145)	274	(419)	(153%)	(65)	71	(136)	(192%)
Interest expense	(291)	(57)	(234)	(411%)	(160)	(21)	(139)	(662%)
Other income, net	82	100	(18)	(18%)	82	19	63	332%
	$3,409	$896	$2,513	280%	$377	$349	$28	(8%)

During the six months ended October 31, 2007, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a major Russian bank. The Company received proceeds of approximately $5.8 million and realized a gain of approximately $3.0 million. Such gain was included in investment income for the first quarter of fiscal year 2008. During the second quarter of fiscal year 2008, the Company recognized net gains on marketable securities of approximately $281,000 while no such gains were recorded during the same period of the prior fiscal year. Such gains were partially offset by lower dividend and interest income on marketable securities during the fiscal year 2008 periods.

As a result of the reduced investment in Morion, the Company no longer records its share of Morion’s earnings on the equity method, as it did in the fiscal year 2007 periods. The equity losses in the fiscal year 2008 periods represent its share of the quarterly losses recorded by Elcom Technologies in which the Company acquired a 25% interest during the third quarter of fiscal year 2007.

The increase in interest expense for the six and three month periods ended October 31, 2007 resulted primarily from an increase in borrowings under the Company’s line of credit during the fiscal year 2008 period compared to the same periods of fiscal year 2007.

Under the provisions of sale and leaseback accounting, a portion of the gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term. Under the caption “Other income, net” the Company recognized deferred gain of $176,000 and $88,000, respectively, for the six and three months ended October 31, 2007 and 2006. In the fiscal year 2008 periods, such income was partially offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain business interruption costs and foreign currency exchange losses. Other insignificant income and expense items are also recorded under this caption.

Net income
Six months				Three months
Periods ended October 31,
2007	2006	Change		2007	2006	Change
$1,789	$1,085	$704	65%	$409	$187	$222	119%

Net income for the six months ended October 31, 2007, was positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion which offset the operating loss for the first half of the fiscal year. For the second quarter of fiscal year 2008, the operating profit generated by higher revenues and lower costs, generated a higher net income. The Company expects to realize improved gross and operating margins in the second half of fiscal year 2008 and anticipates that it will report a profit for the full year.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company’s tax basis in its Morion investment was less than its book basis resulting in greater taxable income than that recorded for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $59 million at October 31, 2007, which is comparable to working capital at April 30, 2007. Included in working capital at October 31, 2007 is $20.8 million of cash, cash equivalents and marketable securities which are offset by $8.5 million in borrowings under its bank line of credit. The Company’s current ratio at October 31, 2007 is 4.8 to 1.

For the six months ended October 31, 2007, the Company used approximately $2.6 million in cash from operations compared to positive cash flow of $707,000 in the same period of fiscal year 2007. However, for the second quarter of fiscal year 2008, the Company generated positive cash flow from operations of approximately $1.8 million. The most significant uses of cash in the fiscal year 2008 periods was the growth in unbilled accounts receivable and the payment of trade accounts payable. For the full fiscal year 2008, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large production contracts.

Net cash provided by investing activities for the six months ended October 31, 2007, was $5.7 million compared to $2.2 million for the same period of fiscal year 2007. During the fiscal year 2008 period, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion and an additional $1.3 million on the sale or redemption of other marketable securities, net of purchases. The principal source of cash in the fiscal year 2007 period was the sale or redemption of certain marketable securities, net of purchases, aggregating $3.2 million. During the six months ended October 31, 2007 and 2006, the Company also acquired capital equipment for approximately $1.3 million and $1.0 million, respectively. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2008 are expected to aggregate approximately $3.0 million. Internally generated cash is adequate to acquire this level of capital equipment although the Company may also enter into long-term capital leases at favorable interest rates.

Net cash provided by financing activities for the six months ended October 31, 2007, was $2.5 million compared to a use of cash of $795,000 during the comparable fiscal year 2007 period. Included in both fiscal periods is payment of the Company’s semiannual dividend in the amount of $869,000 and $857,000, respectively. During the six months ended October 31, 2007, the Company borrowed $3.5 million under its line of credit to fund current operations rather than liquidating additional marketable securities. In the same period of the prior fiscal year, the Company borrowed $1.6 million under the line of credit and repaid such borrowing early in the second quarter of fiscal year 2007.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended October 31, 2007, the Company acquired 22,312 shares of its stock under this authorization at an aggregate cost of $233,000.

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

At October 31, 2007, the Company’s backlog amounted to approximately $39 million compared to $44 million at April 30, 2007. Of this backlog, approximately 80% is realizable in the next twelve months.

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

Contractual obligations

As of October 31, 2007

Contractual Obligations	Total (in thousands)		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Lease Obligations	$6,934		$744	$2,766	$2,390	$1,034
Deferred Compensation	8,753	*	330	419	160	7,844
Total	$15,687		$1,074	$3,185	$2,550	$8,878

*Deferred Compensation liability reflects payments due to current retirees receiving benefits. The amount of $7,844 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $13.2 million and $42,000, respectively, at October 31, 2007. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at October 31, 2007, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk

The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of October 31, 2007, the amount related to foreign currency exchange rates is a $4,745,000 unrealized gain.

The results of operations of foreign subsidiaries, when translated into U.S. dollars, will reflect the average rates of exchange for the periods presented. As a result, similar results of operations measured in local currencies can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

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

PART II

ITEMS 1, 1A, 2, 3 and 5 are omitted because they are not applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders

On September 26, 2007, at the Annual Meeting of Stockholders, the following matters were approved by the shareholders of the Company:

1.	Election of the following six directors:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES
Joseph P. Franklin	2,866,189	2,545,610	0
Martin B. Bloch	2,874,027	2,537,772	0
Joel Girsky	5,149,647	262,152	0
E. Donald Shapiro	5,150,731	261,068	0
S. Robert Foley, Jr.	5,150,434	261,365	0
Richard Schwartz	5,050,860	360,939	0

2.	Ratification of the appointment of Holtz Rubenstein Reminick LLP as independent auditors for fiscal year 2008. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
5,359,928	50,192	1,675	0

ITEM 6 - Exhibits

31.1-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: December 17, 2007	BY	/s/ Alan Miller
Alan Miller Treasurer and Chief Financial Officer (principal financial officer and duly authorized officer)