Form 10-Q
period 2008-01-31
FREQUENCY ELECTRONICS INC
filed 2008-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2008

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

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2008 - 8,725,876

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
January 31, 2008 and April 30, 2007	3

Condensed Consolidated Statements of Operations
Nine Months Ended January 31, 2008 and 2007	4

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3- Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T- Controls and Procedures	18

Part II. Other Information:

Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

Item 6 – Exhibits	18

Signatures	19

Exhibits

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2008	2007
	(UNAUDITED)	(AUDITED)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$6,673	$1,336
Marketable securities	8,977	14,268
Accounts receivable, net of allowance for doubtful accounts of $169 at January 31, 2008 and $276 at April 30, 2007	19,993	15,626
Inventories	31,360	31,201
Deferred income taxes	3,144	3,075
Income taxes receivable	-	596
Prepaid expenses and other	1,405	1,501
Total current assets	71,552	67,603
Property, plant and equipment, at cost, less accumulated depreciation and amortization	9,381	7,839
Deferred income taxes	2,913	2,945
Goodwill and other intangible assets, net	417	453
Cash surrender value of life insurance and cash held in trust	7,466	6,815
Investments in and loans receivable from affiliates	4,622	7,354
Other assets	817	817
Total assets	$97,168	$93,826

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$5,721	$5,011
Accounts payable – trade	1,751	3,771
Accrued liabilities and other	4,352	3,980
Income taxes payable	274	-
Dividend payable	-	869
Total current liabilities	12,098	13,631
Deferred compensation	8,742	8,669
Deferred gain and long-term credit obligations	1,443	642
Total liabilities	22,283	22,942
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	47,952	47,138
Retained earnings	15,218	13,541
	72,334	69,843
Common stock reacquired and held in treasury -at cost, 438,064 shares at January 31, 2008 and 474,693 shares at April 30, 2007	(2,150)	(2,080)
Accumulated other comprehensive income	4,701	3,121
Total stockholders' equity	74,885	70,884
Total liabilities and stockholders' equity	$97,168	$93,826

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine Months Ended January 31,
(Unaudited)

	2008	2007
	(In thousands except per share data)

Net sales	$50,105	$40,751
Cost of sales	34,710	26,781
Gross margin	15,395	13,970
Selling and administrative expenses	9,480	8,344
Research and development expense	5,526	6,628
Operating profit (loss)	389	(1,002)

Other income (expense):
Investment income	3,965	785
Equity (loss) income	(17)	566
Interest expense	(402)	(74)
Other income, net	449	270
Income before provision for income taxes	4,384	545
Provision for income taxes	1,837	213
Net income	$2,547	$332

Net income per common share
Basic	$0.29	$0.04
Diluted	$0.29	$0.04

Weighted average shares outstanding
Basic	8,702,755	8,600,700
Diluted	8,782,763	8,747,110

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended January 31,
(Unaudited)

	2008	2007
	(In thousands except per share data)

Net sales	$17,055	$12,117
Cost of sales	11,600	8,340
Gross margin	5,455	3,777

Selling and administrative expenses	3,109	2,889
Research and development expense	1,541	2,600
Operating profit (loss)	805	(1,712)
Other income (expense):
Investment income	202	206
Equity income	128	292
Interest expense	(110)	(17)
Other income, net	366	169
Income (loss) before provision (benefit) for income taxes	1,391	(1,062)
Provision (benefit) for income taxes	633	(308)
Net income (loss)	$758	$(754)

Net income (loss) per common share
Basic	$0.09	$(0.09)
Diluted	$0.09	$(0.09)

Weighted average shares outstanding
Basic	8,714,104	8,633,283
Diluted	8,780,308	8,633,283

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)

	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$2,547	$332
Non-cash (income) charges to earnings, net	(473)	2,507
Net changes in operating assets and liabilities	(6,028)	(3,669)
Net cash used in operating activities	(3,954)	(830)

Cash flows from investing activities:
Proceeds from sale of marketable securities and investments	13,241	8,053
Purchase of marketable securities	(2,099)	(1,253)
Purchase of fixed assets	(1,482)	(1,675)
Payment for acquisition and loan to affiliate	-	(3,311)
Net cash provided by investing activities	9,660	1,814

Cash flows from financing activities:
Proceeds from short-term credit obligations	500	-
Payments on capital lease obligations	(18)	-
Payment of cash dividend	(1,748)	(1,717)
Proceeds from stock option exercises	157	158
Purchase of stock for treasury	(233)	-
Net cash used in financing activities	(1,342)	(1,559)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	4,364	(575)

Effect of exchange rate changes on cash and cash equivalents	973	417

Net increase (decrease) in cash and cash equivalents	5,337	(158)

Cash and cash equivalents at beginning of period	1,336	2,639

Cash and cash equivalents at end of period	$6,673	$2,481

Other significant non-cash transaction:
During the nine month period ended January 31, 2008, the Company also acquired capital equipment with a value of $1,193,000 and financed such purchase by entering into a five-year capital lease.

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2008 and the results of its operations and cash flows for the nine and three months ended January 31, 2008 and 2007. The April 30, 2007 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2007 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2008	2007	2008	2007
Basic EPS Shares outstanding
(weighted average)	8,702,755	8,600,700	8,714,104	8,633,283
Effect of Dilutive Securities	80,008	146,410	66,204	***
Diluted EPS Shares outstanding	8,782,763	8,747,110	8,780,308	8,633,283

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

The computation of diluted earnings per share excludes those options with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options were:

	Nine months		Three months
	Periods ended January 31,
	2008	2007	2008	2007
Outstanding Options excluded	850,675	571,550	1,063,175	571,550

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2008 and April 30, 2007 include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $8,744,000 and $6,259,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $5,730,000 and $5,028,000 at January 31, 2008 and April 30, 2007, respectively, consist of the following:
	January 31, 2008	April 30, 2007
	(In thousands)
Raw materials and Component parts	$17,349	$18,380
Work in progress	14,011	12,821
	$31,360	$31,201

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E - COMPREHENSIVE INCOME

For the nine months ended January 31, 2008 and 2007, total comprehensive income was $4,128,000 and $1,296,000, respectively. Comprehensive income is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F - EQUITY-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $407,000 and $438,000 was recognized during the nine months ended January 31, 2008 and 2007, respectively, and $137,000 and $162,000, respectively, was recognized during the three month periods then ended. Such amounts include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

At January 31, 2008, unrecognized compensation cost for all the Company’s stock-based compensation awards was approximately $1.3 million. The unrecognized compensation cost for stock-based compensation awards at January 31, 2008 is expected to be recognized over a weighted average period of 3.0 years.

In accordance with the provisions of the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 107 (“SAB 107”), which requires that compensation be classified in the same expense line items as cash compensation, during the nine months ended January 31, 2008 and 2007, stock-based compensation expense included in cost of sales was $236,000 and $226,000, respectively and the amount charged to selling, general and administrative expense was $171,000 and $212,000, respectively. During the three months ended January 31, 2008 and 2007, stock-based compensation expense included in cost of sales was $82,000 and $87,000, respectively, and the amount charged to selling, general and administrative expense was $55,000 and $75,000, respectively.

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in the nine months ended January 31, 2008 and 2007: dividend yield of 1.6% and 1.4%, respectively; expected volatility of 38% and 59%, respectively; risk free interest rate of 4.3% and 5.0%, respectively, and expected lives of six and one-half years.

 The expected life assumption was determined based on the Company’s historical experience. The expected volatility assumption was based on the historical volatility of the Company’s common stock. The dividend yield assumption was determined based upon the Company’s past history of dividend payments and its intention to make future dividend payments at the time of grant. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Employee Stock Option Plans

The Company has various stock option plans for key management employees, including officers and directors who are employees. The plans include Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans, and Stock Appreciation Rights (“SARs”). Under these plans, options and awards are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options are exercisable one year after the date of grant. Under the remaining plans the options/awards are exercisable over a four-year period beginning one year after the date of grant. The options/awards expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of January 31, 2008, eligible employees had been granted awards to purchase approximately 350,000 shares of Company stock under SARs, all of which are outstanding and approximately 43,000 shares of which are exercisable. As of January 31, 2008, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 389,000 options are outstanding and approximately 354,000 of which are exercisable. Through January 31, 2008, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 640,000 are both outstanding and exercisable (see tables below).

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital prior to the adoption of FAS 123(R). Unrecognized compensation charges for nonvested awards relating to the SARs grant is approximately $1,096,000 which will be recognized during a weighted average period of 3.1 years. Unrecognized compensation charges for nonvested awards relating to the ISO plan is approximately $168,000, which will be recognized over a weighted average period of 1.2 years.

Although the Company continues to maintain a stock repurchase program, no stock repurchases will be necessary to process stock exercises during the fiscal year. Shares issued to individuals as a result of stock exercises will be taken from available treasury stock.

Transactions under these stock award plans, including the weighted average exercise prices of the options, are as follows:

	Nine months ended January 31, 2008
		Weighted	Wtd Avg	Aggregate
		Average	Remaining	Intrinsic
	Shares	Ex. Price	Term (yrs)	Value
Outstanding at beginning of period	1,265,587	$11.53	4.4	$4,510,000
Granted	177,875	$10.14
Exercised	(18,312)	$8.60
Expired or canceled	(46,375)	$10.23
Outstanding at end of period	1,378,775	$11.43	4.6	$3,203,000
Exercisable at end of period	1,037,650	$11.55	3.1	$3,203,000
Available for grant at end of period	49,625
Weighted average fair value of options granted during the period	$3.89

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options, based on the $9.00 closing stock price of the Company’s common stock on the NASDAQ Global Market at January 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of January 31, 2008, the total number of in-the-money options outstanding was 355,900, all of which were exercisable.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2008	2007	2008	2007
Net sales:
FEI-NY	$37,175	$28,449	$11,803	$8,244
Gillam-FEI	8,058	7,470	3,308	3,019
FEI-Zyfer	6,733	6,155	2,442	1,417
less intersegment sales	(1,861)	(1,323)	(498)	(563)
Consolidated sales	$50,105	$40,751	$17,055	$12,117

Operating profit (loss):
FEI-NY	$471	$(1,063)	$517	$(1,511)
Gillam-FEI	(109)	344	78	182
FEI-Zyfer	410	53	317	(318)
Corporate	(383)	(336)	(107)	(65)
Consolidated operating profit (loss)	$389	$(1,002)	$805	$(1,712)

	January 31, 2008	April 30, 2007
Identifiable assets:
FEI-NY	$56,246	$49,868
Gillam-FEI	15,474	13,750
FEI-Zyfer	7,533	5,366
less intercompany balances	(15,654)	(11,773)
Corporate	33,569	36,615
Consolidated identifiable assets	$97,168	$93,826

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 :

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

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments, smaller contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon shipment of the product or performance of the services pursuant to contractual terms. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Stock-based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost of $407,000 and $438,000 was recognized during the nine months ended January 31, 2008 and 2007, respectively, and $137,000 and $162,000, respectively, was recognized during the three month periods then ended. Such costs include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2008 and 2007 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2008	2007	2008	2007
Net Sales
FEI-NY	74.2%	69.8%	69.2%	68.0%
Gillam-FEI	16.1	18.3	19.4	24.9
FEI-Zyfer	13.4	15.1	14.3	11.7
Less intersegment sales	(3.7)	(3.2)	(2.9)	(4.6)
	100.0	100.0	100.0	100.0
Cost of Sales	69.3	65.7	68.0	68.8
Gross Margin	30.7	34.3	32.0	31.2
Selling and administrative expenses	18.9	20.5	18.3	23.8
Research and development expenses	11.0	16.3	9.0	21.5
Operating Profit (Loss)	0.8	(2.5)	4.7	(14.1)
Other income, net	8.0	3.8	3.4	5.4
Pretax Income (Loss)	8.8	1.3	8.1	(8.7)
Provision (benefit) for income taxes	3.7	0.5	3.7	(2.5)
Net Income (Loss)	5.1%	0.8%	4.4%	(6.2)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in the following tables are in thousands, except Net Sales which are in millions)

Net sales	(dollar amounts in millions)
	Nine months				Three months
	Periods ended January 31,
Segment	2008	2007	Change		2008	2007	Change
FEI-NY	$37.2	$28.4	$8.8	31%	$11.8	$8.2	$3.6	43%
Gillam-FEI	8.1	7.5	0.6	8%	3.3	3.0	0.3	10%
FEI-Zyfer	6.7	6.2	0.5	9%	2.4	1.4	1.0	72%
Intersegment sales	(1.9)	(1.3)	(0.6)		(0.5)	(0.5)	0.0
	$50.1	$40.8	$9.3	23%	$17.0	$12.1	$4.9	41%

As illustrated in the table above, the 23% and 41% increases in revenues for the nine and three month periods ended January 31, 2008, respectively, compared to the same periods of fiscal year 2007, were driven by the improvement in revenues in the FEI-NY segment by 31% and 43%, respectively. Revenues from space programs increased by greater than 50% over the revenue rate realized in the prior fiscal year. Similarly, revenues from U.S. Government/Department of Defense (“DOD”) non-satellite sales, which are recorded in both the FEI-NY and FEI-Zyfer segments, were more than 25% higher than the revenue rate realized in the prior year and sales to telecommunication infrastructure equipment manufacturers for the nine months were approximately the same as the record revenue rate recorded in fiscal year 2008. Revenues in the Gillam-FEI segment improved 8% and 10%, respectively, from the same periods of fiscal year 2007 due primarily to the rise in the value of the euro to the dollar. Euro-denominated sales were relatively flat year-to-year. The Company anticipates that fourth quarter fiscal year 2008 revenues for Gillam-FEI will increase in terms of both dollars and euros. Revenues for the FEI-Zyfer segment increased by 9% and 72%, respectively, for the nine and three months ended January 31, 2008 compared to the same periods of fiscal year 2007. The Company expects FEI-Zyfer revenues for the fourth quarter of fiscal year 2008 to be comparable to prior quarters and full year revenues to exceed that realized in fiscal year 2007. The Company expects revenues from both U.S. Government and commercial satellite programs to show continued strength in the final quarter of fiscal year 2008 and should comprise approximately 40% of total revenues for the fiscal year. Historically, revenues from telecommunication infrastructure sales are subject to wide swings over short-term intervals. Certain of the Company’s infrastructure customers indicate that near term requirements have decreased substantially. The Company thus expects telecommunications revenues for the fourth quarter of fiscal year 2008 to decline from current levels. Telecommunication revenues are expected to be between 30% and 35% of consolidated revenues for fiscal year 2008.

(dollar amounts in thousands)
Gross margin
	Nine months				Three months
	Periods ended January 31,
	2008	2007	Change		2008	2007	Change
	$15,395	$13,970	$1,425	10%	$5,455	$3,777	$1,678	44%
GM Rate	30.7%	34.3%			32.0%	31.2%

Gross margin rates for the nine months ended January 31, 2008, were lower than those realized during the same period of fiscal year 2007 primarily reflecting the higher engineering costs incurred on certain of the Company’s long-term satellite contracts. A higher level of spending on engineering costs began in the third quarter of fiscal year 2007 and is reflected in the 31.2% rate above. For the three-months ended January 31, 2008, the gross margin rate improved to 32% but continued to be impacted by higher costs. While the rate of engineering spending during fiscal year 2008 has abated from the levels incurred in fiscal year 2007, the current level is still higher than historical averages. As the Company completes the lower margin programs on which these costs are applied, the gross margin rate is expected to improve over the balance of fiscal year 2008. As revenues increase and engineering costs return to more normal levels, the Company expects the gross margin rate to approach its target of 40%.

Also, for the nine months ended January 31, 2008 and 2007, gross margin was reduced by $236,000 and $226,000, respectively, and for the three months ended January 31, 2008 and 2007, was reduced by $82,000 and $87,000, respectively, due to the inclusion in cost of sales of the charge for stock compensation expense as required by FAS 123(R).

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2008	2007	Change		2008	2007	Change
$9,480	$8,344	$1,136	14%	$3,109	$2,889	$220	8%

For the nine and three months ended January 31, 2008 and 2007, selling and administrative expenses were 19% of revenues which is the Company’s target for such expenses. The increases in expenses in the fiscal year 2008 periods were primarily related to compensation, including additional personnel, normal salary increases and accruals for incentive compensation, partially offset by reduced accruals for deferred compensation costs. In addition, during the second quarter of fiscal year 2008, FEI-Zyfer moved to a new facility which increased administrative costs at that segment.

Included in selling and administrative expenses for the nine months ended January 31, 2008 and 2007, is $171,000 and $212,000, respectively, and for the three month periods ended January 31, 2008 and 2007, $55,000 and $75,000, respectively, related to stock compensation expense as described above and in the footnotes to the financial statements.

With fiscal year 2008 revenues at current or increasing levels, the Company expects selling and administrative expenses to remain at 20% or less of revenues.

Research and development expense

Nine months				Three months
Periods ended January 31,
2008	2007	Change		2008	2007	Change
$5,526	$6,628	($ 1,102)	(17)%	$1,541	$2,600	($1,059)	(41)%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. An exceptional level of engineering spending and development work on the Company’s satellite payload products began in the second quarter of fiscal year 2007 and continued through the first quarter of fiscal year 2008. As of the second quarter of fiscal year 2008, the initial effort to increase production throughput has been largely achieved and research and development spending has returned to a more normal level. For the quarter ended January 31, 2008, spending on research and development was 9% of revenues which is within the Company’s normal target range. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. Where possible, the Company attempts to obtain development contracts from its customers. For programs without such funding, internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit (Loss)

Nine months				Three months
Periods ended January 31,
2008	2007	Change		2008	2007	Change
$389	$(1,002)	$1,391	NM	$805	$(1,712)	$2,517	NM

Reduced engineering costs on satellite payload programs and lower research and development spending during the nine and three month periods ended January 31, 2008, resulted in significantly improved operating margins. Sequentially, the operating profit in the third quarter of fiscal year 2008 was more than twice the operating profit of the second quarter, continuing the positive trend of increasing profits over the preceding three fiscal quarters. The Company anticipates that as sales are maintained at or increase above current levels and as engineering and development costs are lowered from previous elevated levels, it will generate an operating profit for the full fiscal year 2008.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)
	Nine months				Three months
	Periods ended January 31,
	2008	2007	Change		2008	2007	Change
Investment income	$3,965	$785	$3,180	405%	$202	$206	$(4)	(2%)
Equity (loss) income	(17)	566	(583)	(103%)	128	292	(164)	(56%)
Interest expense	(402)	(74)	(328)	443%	(110)	(17)	(93)	(547%)
Other income, net	449	270	179	66%	366	169	197	117%
	$3,995	$1,547	$2,448	158%	$586	$650	$(64)	(10%)

During the nine months ended January 31, 2008, the Company reduced its investment in Morion, Inc. (“Morion”) from 36.6% to 8% by selling its shares to a third party. The Company received proceeds of approximately $5.8 million and realized a gain of approximately $3.0 million. Such gain was included in investment income for the first quarter of fiscal year 2008. During the third quarter of fiscal year 2008, the Company recognized net loss on marketable securities of approximately $5,000 compared to a loss of $56,000 during the same period of the prior fiscal year. In addition to these gains and losses, additional income is derived from dividend and interest income on invested cash. The rates of return in the fiscal year 2008 periods were generally lower than fiscal year 2007.

As a result of the reduced investment in Morion, the Company no longer records its share of Morion’s earnings on the equity method, as it did in the fiscal year 2007 periods. The equity loss for the nine months ended January 31, 2008 and the equity income for the three months then ended, represent its share of the quarterly loss or profit recorded by Elcom Technologies in which the Company acquired a 25% interest during the third quarter of fiscal year 2007.

The increase in interest expense for the nine and three month periods ended January 31, 2008 resulted primarily from an increase in borrowings under the Company’s line of credit during the fiscal year 2008 periods compared to the same periods of fiscal year 2007.

Under the provisions of sale and leaseback accounting, a portion of the gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term. Under the caption “Other income, net” the Company recognized deferred gain of $265,000 and $88,000, respectively, for the nine and three months ended January 31, 2008 and 2007. In addition, for the nine and three month periods ended January 31, 2008, other income includes a realized gain of approximately $290,000 derived from the excess of proceeds over the cash values of life insurance policies on the lives of two former employees. In the fiscal year 2008 periods, other income was partially offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain business interruption costs and foreign currency exchange losses. Other insignificant income and expense items are also recorded under this caption.

Net income (loss)

Nine months				Three months
Periods ended January 31,
2008	2007	Change		2008	2007	Change
$2,547	$332	$2,215	667%	$758	$(754)	$1,512	NM

Net income for the nine months ended January 31, 2008, was positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion which is in addition to the operating profit recorded during this period. For the third quarter of fiscal year 2008, an operating profit was generated by higher revenues and lower costs and, coupled with other income as detailed above, resulted in increased profitability. The Company expects to realize improved gross and operating margins in the fourth quarter of fiscal year 2008 and anticipates that it will report a profit for the full year.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $59 million at January 31, 2008, which is comparable to working capital at April 30, 2007. Included in working capital at January 31, 2008 is $15.7 million of cash, cash equivalents and marketable securities which were offset by $5.5 million in borrowings under its bank line of credit. The Company’s current ratio at January 31, 2008 is 5.9 to 1.

For the nine months ended January 31, 2008, the Company used approximately $4.0 million in cash from operations compared to $830,000 used in operations in the same period of fiscal year 2007. The most significant uses of cash in the fiscal year 2008 periods was the growth in unbilled accounts receivable and the payment of trade accounts payable. For the fourth quarter of fiscal year 2008, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large production contracts. Such cash flow may not be sufficient to generate positive operating cash flow for the full fiscal year.

Net cash provided by investing activities for the nine months ended January 31, 2008, was $9.7 million compared to $1.8 million for the same period of fiscal year 2007. During the fiscal year 2008 period, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion and an additional $5.5 million on the sale or redemption of other marketable securities, net of purchases. The principal source of cash in the fiscal year 2007 period was the sale or redemption of certain marketable securities, net of purchases, aggregating $6.8 million. During the nine months ended January 31, 2008 and 2007, the Company also acquired capital equipment for approximately $1.5 million and $1.7 million, respectively. In the 2007 period, the Company also made an investment in Elcom Technologies and provided Elcom with a long-term note for an aggregate cash investment of $2.3 million. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2008 are expected to aggregate approximately $3.0 million, including approximately $1.2 million of equipment obtained under a long-term capital lease during the 2008 period.

Net cash used in financing activities for the nine months ended January 31, 2008, was $1.3 million compared to a use of cash of $1.6 million during the comparable fiscal year 2007 period. Included in both fiscal periods is payment of the Company’s semiannual dividend in the amount of approximately $1.7 million. During the nine months ended January 31, 2008, the Company borrowed $3.5 million and repaid $3.0 million under its line of credit. In the same period of the prior fiscal year, the Company borrowed $1.6 million under the line of credit and repaid such borrowing early in the second quarter of fiscal year 2007. The Company received an aggregate of $157,000 in fiscal year 2008 and $158,000 in fiscal year 2007 from the exercise of stock options.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the nine months ended January 31, 2008, the Company acquired 22,312 shares of its stock under this authorization at an aggregate cost of $233,000.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2008, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of at least 10% of revenues to achieve its development goals. Internally generated cash is expected to be adequate to fund these development efforts.

At January 31, 2008, the Company’s backlog amounted to approximately $40 million compared to $44 million at April 30, 2007. Of this backlog, approximately 80% is realizable in the next twelve months. Included in the backlog at January 31, 2008 is approximately $8 million under cost plus contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.

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

Contractual obligations

As of January 31, 2008
Contractual Obligations	Total (in thousands)		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Lease Obligations	$6,736		$763	$2,807	$2,220	$946
Capital Lease Obligation	1,175		280	842	53	0
Deferred Compensation	8,742	*	331	402	146	7,863
Total	$16,653		$1,374	$4,051	$2,419	$8,809

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company's investments in fixed income and equity securities were approximately $8.6 million and $395,000, respectively, at January 31, 2008. The investments are carried at fair value with changes in unrealized gains and losses recorded as adjustments to stockholders' equity. The fair value of investments in marketable securities is generally based on quoted market prices. Typically, the fair market value of investments in fixed interest rate debt securities will increase as interest rates fall and decrease as interest rates rise. Based on the Company's overall interest rate exposure at January 31, 2008, a 10% change in market interest rates would not have a material effect on the fair value of the Company's fixed income securities or results of operations.

Foreign Currency Risk

The Company is subject to foreign currency translation risk. The Company does not have any near-term intentions to repatriate invested cash in any of its foreign-based subsidiaries. For this reason, the Company does not intend to initiate any exchange rate hedging strategies which could be used to mitigate the effects of foreign currency fluctuations. The effects of foreign currency rate fluctuations will be recorded in the equity section of the balance sheet as a component of other comprehensive income. As of January 31, 2008, the amount related to foreign currency exchange rates is a $4,929,000 unrealized gain.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4. Controls and Procedures

Disclosure Controls and Procedures . The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to its management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting . There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
duly authorized officer