Form 10-K
period 2008-04-30
FREQUENCY ELECTRONICS INC
filed 2008-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2007 - $52,700,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 25, 2008 - 8,761,114

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 7, 2008.

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

The Company has identified the following major markets for its products and technology:

SATELLITE PAYLOADS

(1) Commercial communication satellites- The globe is encircled by over 120 geostationary satellites used for communication, TV and video broadcasting, and data transmission. These satellites are going through a replacement and augmentation cycle which will last for many years.

(2) Satellites for U.S. Government Department of Defense (“DOD”) and National Aeronautics and Space Administrations (“NASA”)- Such satellites, which may be in geostationary, mid- and low-earth orbits, are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking.

Industry estimates predict approximately 20 additional and replacement satellites will be built each year over the next decade.

TELECOMMUNICATION NETWORKS

(3) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization. In the architecture of many of the cellular systems, this synchronization is obtained through oscillators provided by the Company. As more services are added and more users come online, the need for synchronization is increased.

(4) WiMAX- The nascent Internet access technology is part of the wireless communications alternatives. The consortium of Motorola, Intel and Sprint, for example, are currently building WiMax networks in select cities in the United States as well as in other countries. For mobile WiMax, precise signal synchronization is provided by Frequency’s oscillators.

(5) Wireline synchronization- World-wide, a vast infrastructure supports the wired communications networks. These networks also require significant synchronization equipment which is housed in thousands of Central Offices operated by the telephone companies. These equipments require upgrade and replacement to maintain the integrity of the wireline networks and inter-connectivity.

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

In addition to the operating segments, the Company has made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s equity investment in Morion permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators, many of which are based on the Company’s design and development work. As of April 30, 2008, the Company owned 8.0% of the outstanding shares of Morion’s common stock. Accordingly, the Morion investment is accounted for under the cost method.

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom Technologies, Inc. (“Elcom”), a privately-held RF microwave company. Elcom designs and manufactures high switching speed, low phase noise microwave synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators up to 40 GHz. These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads. The Company accounts for its Elcom investment on the equity basis and the Company’s statement of operations includes its proportionate share of Elcom’s operating results.

FISCAL 2008 SIGNIFICANT EVENT

Sale of Morion shares

In June 2007, the Company reduced its investment in Morion from 36.6% to 8% of Morion’s outstanding shares. Based upon a determination by the Russian Federation that Morion was in a “strategic industry,” Gazprombank, a Russian government majority-owned joint stock bank, acquired the majority interest in Morion previously held by the European Bank for Reconstruction and Development and a portion of the shares previously held by Frequency Electronics, both at the same price per share. Gazprombank, through its wholly-owned subsidiary, Finproject, Ltd., paid the Company approximately $5.6 million. In the first quarter of fiscal year 2008, the Company recognized a pre-tax gain of approximately $3.0 million. This is in addition to approximately $2.0 million in equity income realized in prior periods from the Morion investment. In connection with the sale of the Morion stock and dilution in its ownership from 36.6% to 8%, effective June 2007, the Company changed its method of accounting for its investment in Morion from the equity basis to the cost basis.

REPORTABLE SEGMENTS

The Company operates under three reportable segments, primarily aligned with its geographical locations: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below. The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that limiting the number of segments to the three indicated above appropriately reflects the way the Company’s management views the business.

The Company reports its segment information on an essentially geographic basis. The FEI-NY segment, which operates out of the Company’s New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia. FEI-Asia functions primarily as a manufacturing facility for the FEI-NY segment.

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

During fiscal years 2008 and 2007 approximately 72% and 71%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. Sales by Gillam-FEI were approximately 18% and 20% of fiscal years 2008 and 2007 consolidated revenues, respectively. In fiscal years 2008 and 2007, sales for the FEI-Zyfer segment were 14% and 13% of consolidated revenues, respectively. Additional sales information for the FEI-NY, Gillam-FEI, and FEI-Zyfer segments during each of the last five years is set forth in Item 6 (Selected Financial Data).

Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2008 and 2007, foreign sales comprised 31% and 32%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

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

Over the past five years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed a new, state-of-the-art signal synchronization unit identified as the US5G. This unit is intended to provide synchronization for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country. The current equipment in these Central Offices is old and in need of upgrade or replacement. During fiscal year 2008, the Company’s US5G unit completed the validation phase at two of the Regional Bell Operating Companies (“RBOC”) and the Company recorded its first sales of this product in the United States. The Company expects to realize increasing sales of this product line during fiscal year 2009.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers. This requires more precise timing and frequency control at the satellite. The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing products for many satellite communication systems, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company’s own instruments and as stand-alone products for space applications. The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems. Newly developed frequency generators, synthesizers, distribution amplifiers and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload. Commercial satellite programs such as ICO, TerreStar, Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company’s space-qualified products.

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

The Company’s sales on U.S. Government programs for both space and non-space applications, are generally made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use. The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

Recently the Company has also received several cost plus fee contracts. Under these contracts, the Company may be able to recover all of its direct and indirect costs related to the programs plus a pre-determined fee. In the event of substantial cost overruns, the fee may be reduced.

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

BACKLOG

As of April 30, 2008, the Company's consolidated backlog amounted to approximately $39 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2009. Included in the backlog at April 30, 2008 is approximately $7 million under cost plus fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. customers, including the revenues of its overseas subsidiaries, totaled approximately 31% and 32%, of net sales in fiscal years 2008 and 2007, respectively.

The Company's products are sold to both commercial and governmental customers. For the years ended April 30, 2008 and 2007, approximately 27% and 24%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

The Company’s consolidated sales for the year ended April 30, 2008 included sales to Boeing Corporation (“Boeing”), Motorola Corp. (“Motorola”), and Space Systems/Loral (“SS/L”), each of which accounted for greater than 10% of consolidated sales. In the aggregate, for fiscal year 2008 these three customers accounted for 37% of consolidated sales and 52% of the revenues of the Company’s FEI-NY segment. In fiscal year 2007, revenues from Motorola, SS/L and Alcatel-Lucent (“Lucent”) each accounted for greater than 10% of consolidated sales, aggregating approximately 43% of consolidated sales and 61% of the revenues of the FEI-NY segment.

During fiscal years 2008 and 2007, France Telecom and Belgacom were major customers of the Gillam-FEI segment. These European telecommunication companies accounted for an aggregate of 39% and 35%, respectively, of the segment’s revenues in those fiscal years.

In the FEI-Zyfer segment, in fiscal year 2008, the Orange County Sheriff’s Department accounted for 12% of the segment’s revenue and during fiscal year 2007, Computer Sciences Corporation and SI International accounted for an aggregate of 21% of the segment’s revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2008 and 2007, the Company expended $7.1 million and $9.4 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.) For fiscal year 2009, the Company is targeting to spend between $5.0 million and $7.0 million on research and development in similar areas. The actual amount spent in fiscal year 2009 will depend on market conditions and identification of new opportunities.

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

EMPLOYEES

The Company employs approximately 500 full-time persons worldwide. None of the U.S. employees are represented by labor unions, while in Europe approximately five employees in one facility are represented by a French labor union.

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

Joseph P. Franklin, age 74, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 72, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 62, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

Steven Strang, age 44, was named President of FEI-Zyfer, Inc., effective May 1, 2005. Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

Charles S. Stone, age 77, joined the Company in 1984, and has served as its Vice President since that time. Prior to joining the Company, Mr. Stone served as Senior Vice President of Austron Inc., from 1966 to 1979, and Senior Scientist of Tracor Inc., from 1962 to 1966.

Leonard Martire, age 71, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales. In fiscal year 2007, Mr. Martire assumed a new role as Vice President Program Management.

Oleandro Mancini, age 59, joined the Company in August 2000 as Vice President, Business Development. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Thomas McClelland, age 53, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

Adrian Lalicata, age 61, joined the Company in 2006 as Vice President, RF & Microwave Systems. Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company. Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc. He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 59, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Harry Newman, age 61, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Long Island, NY	93,000	Lease
Garden Grove, CA	27,850	Lease
Liege, Belgium	34,000	Own
Chalon Sur Saone, France	5,000	Lease
Tianjin, China	27,000	Lease

The Company’s facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. (“Reckson”), leasing back the space that it presently occupies.

The Company leases its manufacturing and office space from Reckson under an initial 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance. During fiscal year 2008, the Company notified Reckson that it would renew the lease for the first 5-year renewal period beginning January 2009 at an annual rental of $600,000. The lease will end in January 2014 unless the Company exercises its option to continue the lease for a second 5-year renewal period with annual rental of $800,000. The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

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

When the Company completed the acquisition of Gillam-FEI it also acquired the property located in Liege, Belgium as well as a manufacturing facility in France. The French facility was subsequently sold and the France sales office is now housed in a leased facility in Chalon Sur Saone, France. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in August 2017, currently requires monthly payments of $24,500 and will increase each year over the remaining 113 months of the lease term.

Item 3. Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business. The Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 1, 2006, the Common Stock of the Company was listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” Prior to that date, the Company’s shares were traded on the American Stock Exchange under the symbol "FEI".

The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported by the American Stock Exchange through July 31, 2006 and on the NASDAQ from August 1, 2006 through April 30, 2008.

FISCAL QUARTER	HIGH SALE	LOW SALE
2008–
FIRST QUARTER	$11.66	$9.75
SECOND QUARTER	11.49	9.61
THIRD QUARTER	10.35	8.46
FOURTH QUARTER	9.23	6.50
2007 –
FIRST QUARTER	$15.00	$11.20
SECOND QUARTER	14.00	10.04
THIRD QUARTER	13.60	11.01
FOURTH QUARTER	12.47	9.86

As of July 25, 2008, the approximate number of holders of record of common stock was 600. The closing share price of the Company’s stock on April 30, 2008 was $6.63. The closing share price of the Company’s stock on July 25, 2008 was $6.01.

DIVIDEND POLICY

In 1997, the Company initiated a policy of paying a cash dividend to stockholders of record as of April 30 and October 31 of each year subject to prevailing financial conditions. The Board of Directors determines dividend amounts prior to each declaration. In fiscal year 2007, the Company declared semi-annual cash dividends of $0.10 per share of common stock to shareholders. For fiscal year 2008, the Company declared a dividend of $0.10 per share of common stock to shareholders of record as of October 31, 2007 and payable on December 1, 2007. In March 2008, in the context of extraordinary uncertainties in credit and capital markets and the importance of preserving capital, the Board determined that no cash dividend would be paid in June 2008. The Board of Directors indicated it would review dividend policy at subsequent meetings.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. During fiscal year 2008, the Company repurchased 32,312 shares under the buyback program, paying an average of $9.63 per share or an aggregate amount of approximately $311,000. No shares were repurchased during fiscal year 2007. The Company anticipates that it will repurchase more shares under the buyback program in fiscal year 2009 than it repurchased in fiscal year 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders	856,775	$10.17	1,625

Equity Compensation Plans Not
Approved by Security Holders	632,800	$12.82	-
TOTAL	1,489,575	$11.30	1,625

Item 6. Selected Financial Data

The following table sets forth selected financial data including net sales and operating profit (loss) for the five-year period ended April 30, 2008. The information has been derived from the audited financial statements of the Company for the respective periods.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Years Ended April 30,
	2008	2007	2006		2005	2004
	(in thousands, except share and dividend data)
Net Sales
FEI-NY	$46,258	$40,184	$35,801		$37,067	$35,288
Gillam-FEI (1)	11,459	11,382	9,170		12,599	12,197
FEI-Zyfer	9,089	7,542	10,055		8,803	6,560
less intersegment sales (1)	(2,409)	(2,902)	(2,216)		(3,296)	(3,939)
Total Net Sales	$64,397	$56,206	$52,810		$55,173	$50,106
Operating (Loss) Profit	$(2,578)	$(3,721)	$1,710		$(1,269)	$(1,646)
Net Income (Loss)	$887 (2)	$(257)	$4,798	(3)	$5,037 (4)	$320	(5,6)
Average Common Shares Outstanding
Basic	8,710,260	8,620,776	8,537,427		8,484,682	8,374,399
Diluted	8,778,059	8,620,776	8,690,617		8,684,758	8,542,575
Earnings (Loss) per Common Share
Basic	$0.10	$(0.03)	$0.56		$0.59	$0.04	(6)
Diluted	$0.10	$(0.03)	$0.55		$0.58	$0.04	(6)
CONSOLIDATED BALANCE SHEET DATA
Total Assets	$96,920	$93,826	$86,741		$88,374	$92,867	(7)
Long-Term Obligations and Deferred Items	$11,233	$9,311	$9,120		$9,337	$17,609
Cash dividend declared per common share	$0.10	$0.20	$0.20		$0.20	$0.20

Notes to Selected Financial Data

(1)
Includes intercompany sales to FEI-NY segment of $0.2 million, $0.5 million, $0.9 million, $2.4 million and $3.5 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively, for development of US5G product.

(2)	Includes $3.0 million from gain on the sale of 28.6% interest in Morion Inc.
(3)	Includes $2.1 million from gain on the sale of REIT common shares and $680,000 from gain on the sale of a European subsidiary’s former manufacturing facility.
(4)	Includes $6.9 million from gain on conversion of REIT units into REIT common shares and subsequent sale of a portion of the REIT common shares.
(5)	Includes $400,000 reversal of tax liabilities established in prior years.
(6)
Includes $158,000 for restatement of equity income from Morion, Inc. in fiscal years 2004 which also increased fiscal year 2004 Earnings per Common Share by $0.02 from the amount reported before restatement.

(7)	Total assets are restated by $207,000 for fiscal year 2004 from amounts reported in prior fiscal years to reflect the Company’s equity interest in Morion, Inc.

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

Revenue Recognition

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to complete based upon the current available information and status of the contract. The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known. Provisions for anticipated losses on contracts are made in the period in which they become determinable. (See Significant Events below)

On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs. Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses on customer orders are made in the period in which they become determinable.

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

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2008	2007
Net Sales
FEI-NY	71.8%	71.5%
Gillam-FEI	17.8	20.3
FEI-Zyfer	14.1	13.4
Less intersegment sales	(3.7)	(5.2)
	100.0	100.0
Cost of Sales	72.6	69.6
Gross Margin	27.4	30.4
Selling and Administrative expenses	20.4	20.2
Research and Development expenses	11.0	16.8
Operating Loss	(4.0)	(6.6)
Other Income, net	6.3	3.4
Provision (Benefit) for Income Taxes	0.9	(2.8)
Net Income (Loss)	1.4%	(0.4)%

Significant Events

Operating results for fiscal year 2008 were impacted by activities on several major satellite payload programs. Revenues from space-related programs increased by over 40% from fiscal year 2007 but higher than anticipated engineering and manufacturing costs as a result of testing failures encountered in the fourth quarter resulted in lower gross margin on certain contracts. As a resresult, during the course of the Company’s year end closing process, management determined that the original estimate of expected costs to complete certain contracts as of April 30, 2008 were inadequate and had to be increased. Such estimate revisions resulted in a reduction of revenues reported in the statement of operations for the year ended April 30, 2008 and the recording of additional losses on certain contracts in the fourth quarter. As a result, the Company recorded an operating loss and negative operating cash flow for the year ended April 30, 2008.

The Company’s management constantly monitors its estimates and intends to continually enhance its estimation process to enable the Company to react more quickly to changing estimates and to reflect such changes in the applicable contracts and in the Company's financial statements.

During the first quarter of fiscal year 2008, the Company completed the sale of 28.6% of the outstanding shares of Morion, reducing its investment in Morion from 36.6% to 8% of Morion’s outstanding shares. The Company received approximately $5.6 million from the sale and recognized a pre-tax gain of approximately $3.0 million.

Net Sales

	Years ended April 30,
	(in millions)
	2008	2007	Change
FEI-NY	$46.3	$40.2	$6.1	15%
Gillam-FEI	11.4	11.4	0.0	0%
FEI-Zyfer	9.1	7.5	1.6	21%
Intersegment sales	(2.4)	(2.9)	0.5
	$64.4	$56.2	$8.2	15%

For the year ended April 30, 2008, the 15% revenue increase in the FEI-NY segment and the 21% increase in the FEI-Zyfer segment were derived from two primary market areas: satellite payloads (both commercial and U.S. Government programs) and other U.S. Government, non-space programs. Revenues from these sources each increased by over 40% from year ago levels. Satellite payload programs are managed by the FEI-NY segment and both FEI-NY and FEI-Zyfer provide products to non-space U.S. Government programs. Telecommunication network revenues, generated by all three segments, was lower by less than 10% from the fiscal year 2007 levels as customer demand softened. Gillam-FEI revenues also benefited from the increased value of the Euro compared to the U.S. dollar. In Euro-denominated terms and excluding intersegment sales, Gillam-FEI fiscal year 2008 revenues declined by 4% from the prior year.

For the year ended April 30, 2007, revenue in the FEI-NY segment increased by 12% over the prior year. Wireless telecommunications-related revenues, revenues from satellite payloads for commercial and U.S. Government programs, other U.S. Government, non-space programs and other commercial revenues all increased as compared to the prior fiscal year. Gillam-FEI revenues in fiscal 2007 (exclusive of intercompany sales of $1.8 million related to increased inventory for and development efforts expended on the new wireline synchronization product line) increased by 17%. Approximately one-fourth of the sales increase is attributable to the increased value of the Euro compared to the U.S. dollar. Revenues for the FEI-Zyfer segment during fiscal year 2007 declined by $2.5 million as many orders were delayed compared to expectations.

During fiscal year 2009, based on current backlog and significant bookings subsequent to the end of fiscal year 2008, the Company expects to realize significant revenues from commercial and U.S. Government satellite programs. In addition, the Company’s recent work on U.S. Government-sponsored development contracts and current proposal activity should generate increased revenues from U.S. Government programs such as secure radios, unmanned aerial vehicles, weapons guidance systems and secure communications. The timing and magnitude of revenues from these sources is dependent on the U.S. Government’s procurement and budgeting process. Increased U.S. Government spending during fiscal year 2009 is expected to benefit the Company’s FEI-NY and FEI-Zyfer segment. In addition, in late fiscal year 2008, the Company began booking orders for its new, state-of-the-art wireline synchronization systems. The Company expects to see increased bookings and revenues in fiscal year 2009 which would benefit both the FEI-NY and Gillam-FEI segments.

Gross Margin Rates

	Years ended April 30,
	(in thousands)
	2008	2007	Change
	$17,662	$17,076	$586	3%
GM Rate	27.4%	30.4%

For the year ended April 30, 2008, total gross margin increased as a result of the 15% increase in revenues but declined as a percentage of revenues. The rate decrease is primarily the result of higher than anticipated engineering and manufacturing costs on certain satellite payload programs. Throughout fiscal year 2008, the Company’s satellite-payload business continued to reconfigure its manufacturing processes to provide increased production capacity for the higher demand for space-related assemblies. Late in the year, the Company also experienced higher than expected costs on two late-stage programs in final assembly and test of flight hardware. These expenses not only increased cost of sales but also delayed the recognition of revenue on the contracts, which are accounted for on the percentage of completion method, further reducing gross margins. The two late-stage programs are expected to be completed in the first few months of fiscal 2009. The gross margin rates in the telecommunications and non-space U.S. Government business areas met the Company’s targets for these areas which range from 35% to 45%.

For the year ended April 30, 2007, gross margin declined both in total and as a percentage of revenues as compared to the prior year. This is primarily the result of higher than anticipated engineering costs on certain satellite payload programs. The Company encountered a significant learning curve in its efforts to increase its production capacity of certain space-related assemblies by a factor of 10. During fiscal year 2007, substantial resources were expended in late-stage assembly and testing of the Company’s products to meet the specific requirements of two long-term contracts. This process also delayed the completion of these contracts which occurred in early fiscal year 2008.

The Company’s target is to achieve an overall gross margin rate of 40% or better through greater sales volume, continued process improvements, better performance on long-term contracts and utilization of lower cost manufacturing in China. During fiscal year 2009, as the more challenging satellite programs are completed and are replaced by substantial cost-plus programs, the Company expects to realize increasing gross margin rates approaching its targeted rate.

Selling and Administrative expenses

Years ended April 30,
(in thousands)
2008	2007	Change
$13,139	$11,359	$1,780	16%

Fiscal year 2008 selling and administrative costs increased over fiscal year 2007 principally from higher medical expenses, normal salary increases, higher deferred compensation expense, increased marketing expenses for new products and the cost of moving the Company’s California facility to larger leased space and the related increased rent expense. Also, in euro-denominated terms, selling and administrative expenses at Gillam-FEI were comparable to the prior year but when denominated in U.S. dollars, increased by 10% in fiscal year 2008 due to the declining value of the dollar. For the years ended April 30, 2008 and 2007, selling and administrative expenses include stock compensation expense of $236,400 and $274,000, respectively.

Fiscal year 2007 selling and administrative costs increased over fiscal year 2006 principally from higher compensation expense related to an increase in personnel, normal salary increases, higher deferred compensation expense and partially offset by lower incentive compensation charges due to operating losses recorded during the year.

As a percentage of sales, selling and administrative expenses were 20.4% and 20.2% in fiscal years 2008 and 2007, respectively. The Company targets selling and administrative expenses not to exceed 20% of consolidated sales. For fiscal year 2009, the Company expects to achieve its targeted level of selling and administrative expenses.

Research and Development expenses

Years ended April 30,
(in thousands)
2008	2007	Change
$7,101	$9,438	$(2,337)	(25)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. For the prior fiscal year ended April 30, 2007, R&D spending was at a greater than normal level as a direct result of internally-funded projects to enhance the Company’s product offerings for satellite payloads and to design such products for more efficient production. Some of that effort continued into fiscal year 2008 but at a lower rate. In addition, during early fiscal year 2008, the Company completed development of its new US5G wireline synchronization product and the upgrade of its GPS-based synchronization product line. R&D spending was 11% and 16.8% of consolidated revenues in fiscal years 2008 and 2007, respectively, exceeding the Company’s target of 10% of revenues for such efforts.

The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company. For fiscal year 2009, the Company will continue to make investments in improved satellite payload products, develop and improve miniaturized rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of “low-g” oscillators. The Company will also be engaged in development efforts that are funded by its customers, the results of which will enhance its own product offerings. Thus, the Company’s target for fiscal year 2009 is to spend less than 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market. Internally generated cash and cash reserves will be adequate to fund these development efforts.

Operating Loss

Years ended April 30,
(in thousands)
2008	2007	Change
$(2,578)	$(3,721)	$1,143	31%

As discussed above, the operating losses incurred in fiscal years 2008 and 2007 are the result of lower gross margin and higher research and development spending, both of which are due to higher than anticipated engineering and manufacturing costs incurred in connection with the Company’s satellite payload products and programs.

The Company expects to realize substantially improved operating profits in fiscal year 2009 as earlier large volume satellite programs are completed and are augmented by new, large cost-plus programs. With recent satellite and wireline telecommunication bookings, the Company expects to report improved gross margins while maintaining other operating expenses within their targeted amounts.

Other Income (Expense)

	Years ended April 30,
	(in thousands)
	2008	2007	Change
Investment income	$4,106	$1,024	$3,082	301%
Equity (loss) income	(104)	708	(812)	(115)%
Interest expense	(522)	(136)	(386)	(284)%
Other income, net	545	313	232	74%
	$4,025	$1,909	$2,116	111%

Investment income in fiscal year 2008 includes net gains on sales of investments of $3.3 million which includes the $3.0 million gain on the partial sale of the Company’s investment in Morion, as indicated above. By comparison, in fiscal year 2007, the Company recorded net losses on the sale of marketable securities of approximately $44,000. Investment income also includes interest and dividend income on marketable securities. Income from this source was approximately $800,000 in fiscal year 2008 compared to approximately $1.0 million in fiscal year 2007 as a result of lower interest rates after the redemption of certain marketable securities in fiscal year 2008. During fiscal year 2009, the Company will realize investment income primarily from interest on its bond portfolio and anticipates that the amount earned will be approximately the same as that earned in fiscal year 2008.

In fiscal year 2008, the Company recorded equity loss from its 25% interest in Elcom. In fiscal year 2007, equity income also included the Company’s share of income earned by Morion. Subsequent to the reduction in the Company’s interest in Morion from 36% to 8% in early fiscal year 2008, the Company records its Morion investment on the cost basis and does not include any share of Morion’s earnings in the Company’s financial statements. In fiscal year 2007, the Company’s share of Morion’s earnings exceeded its share of Elcom’s losses.

In fiscal years 2008 and 2007, interest expense was incurred on borrowings under short-term credit obligations and on certain deferred compensation obligations. In fiscal year 2008, the Company also entered into a capital lease for equipment. For the year ended April 30, 2008, interest expense increased over the prior year due to greater utilization of its bank line of credit to cover working capital requirements. The Company anticipates that interest expense in fiscal year 2009 will decrease as it repays the bank line of credit through improved cash flow from operating activities.

During both fiscal years 2008 and 2007, the Company recognized $353,000 of income from amortization of the deferred gain from the 1998 sale of its corporate headquarters building in New York, which income is included in the caption “Other income, net.” The deferred gain is being amortized over the remaining life of the original eleven-year lease. Also, in fiscal year 2008, other income included a realized gain of approximately $290,000 from the excess of proceeds over the cash values of life insurance policies on the lives of two former employees. Other income is partially offset by certain nonrecurring expenses. In fiscal year 2009, “Other income, net” will include amortization into income of the final $235,000 of deferred gain on the 1998 sale of its building. The Company anticipates that in future years other items in this category will not be significant to pretax earnings.

Income Taxes

The Company is subject to taxation in several countries. The statutory federal rates are 34% in the United States and 33% in Europe. The fiscal year 2008 tax gain on the partial sale of the Morion investment is greater than the gain recorded for financial reporting purposes, resulting in a higher than expected effective tax rate of 39%. In fiscal year 2007, the tax benefit derived from carrying forward that year’s tax loss and unapplied tax credits as well as the reversal of a portion of a reserve on foreign taxes, resulted in effective tax benefit rate greater than 85%. The effective rate is also impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed. The Company may commence tax payments in China during calendar 2009 based on the operating profits of its subsidiary, FEI-Asia. The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. (See Note 13 to the Consolidated Financial Statements.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.2 million to offset future taxable income. These loss carryforwards have no expiration date. The fiscal year 2007 operating loss carryforwards for the U.S. subsidiaries of the Company will be used to offset taxable income in fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $58.9 million at April 30, 2008. Included in working capital at April 30, 2008 is $15.4 million consisting of cash, cash equivalents and short-term investments but offset by $4.9 million in borrowings under its bank line of credit. The Company’s current ratio at April 30, 2008 is 5.9 to 1.

Net cash used in operating activities for the year ended April 30, 2008, was $1.9 million compared to $6.6 million used in operations in fiscal year 2007. The primary causes for the decrease in cash was the operating loss generated by higher operating expenses and a 27% increase in accounts receivable, including an increase of over $3 million in unbilled receivables. Unbilled receivables arise when the Company recognizes revenues at different intervals than the related milestone billings under long-term contracts, primarily related to satellite payload programs. The timing for such billings is determined by the contract terms which the Company must meet in order to invoice its customers. Under long-term contract accounting the Company recognizes revenues on the percentage of completion basis as measured by the ratio of actual costs to estimated program costs. Such revenue recognition often results in recording receivables for costs and estimated earnings in excess of billings or “unbilled receivables.” (See Note 3 to the accompanying financial statements.) In fiscal year 2009, the Company anticipates that it will generate positive cash flow from operations by realizing operating profits and as certain long-term contracts are completed and are replaced by large, cost-plus programs.

Net cash provided by investing activities for the fiscal year ended April 30, 2008, was approximately $13.3 million compared to $2.0 million in the prior year. The fiscal year 2008 increase was primarily due to the receipt of approximately $5.6 million upon the partial sale of the Company’s investment in Morion and the sale or redemption of certain marketable securities, net of purchases of other marketable securities, which generated approximately $9.8 million. In fiscal year 2008, the Company acquired capital equipment of $3.3 million by paying cash of $2.1 million and entering into a long-term capital lease for $1.2 million (non-cash transaction). In the prior year, the Company had net proceeds from the sale or redemption of marketable securities of $8.1 million, acquired capital equipment for $2.7 million and made an investment in Elcom, including a convertible note in the amount of $1.5 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. It intends to spend approximately $2 million to $3 million on capital equipment during fiscal year 2009. Internally generated cash will be adequate to acquire this capital equipment.

The Company has an $11.5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments which earn, on average, approximately a 5% annual return. Rather than liquidate some of these investments to meet short-term working capital requirements, during fiscal years 2008 and 2007, the Company borrowed between $4.5 million and $9 million against the line of credit at fixed and variable interest rates between 3.97% and 6.99%. In addition, the Company’s European subsidiaries have available approximately $2.6 million in bank credit lines to meet short-term cash flow requirements. The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR). As of April 30, 2008, the Company had an outstanding balance of $4.9 million under the line of credit secured by investments.

During the year ended April 30, 2008, cash used in financing activities was $2.0 million compared to cash provided by financing activities of $3.6 million in fiscal year 2007. The principal use of cash in both fiscal year 2008 and 2007 was the payment of the Company’s semi-annual dividend which aggregated $1.7 million in both years. Additionally, the Company acquired approximately 32,000 shares of its common stock for the treasury, paying approximately $311,000 or an average of about $9.63 per share. The primary source of cash in fiscal year 2007 was $5.0 million borrowed under the line of credit referred to in the preceding paragraph. In the years ended April 30, 2008 and 2007, an additional $158,000 and $293,000, respectively, was received upon the exercise of stock options. The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. The Company anticipates that in fiscal year 2009, the number of shares to be repurchased under the stock buyback authorization will increase compared to fiscal year 2008.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2009, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate less than 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations

As of April 30, 2008

	Payments due by period
Contractual Obligations	Total (in thousands)		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital Lease Obligations	$1,287		$281	$562	$444	$-
Operating Lease Obligations	6,570		789	1,874	1,914	1,993
Deferred Compensation **	9,467	*	336	344	128	8,659
Total	$17,324		$1,406	$2,780	$2,486	$10,652

** Deferred Compensation liability (See Note 12 in the accompanying financial statements) reflects payments due to current retirees receiving benefits. The amount of $8,659 in the more than 5 years column includes benefits due to participants in the plan who are not yet receiving benefits although some participants may opt to retire and begin receiving benefits within the next 5 years.

As of April 30, 2008, the Company's consolidated backlog amounted to approximately $39 million (see Item 1). Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2009. Included in the backlog at April 30, 2008 is approximately $7 million under cost plus contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.

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

In December 2007, the FASB issued Statements No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements has no impact on the Company’s current financial statements but will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued Statement No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

On May 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. As a result of the implementation of FIN 48, the Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold. As such, there is no impact on the Company’s financial position or results of operations.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2008, as in fiscal year 2007, the impact of inflation on the Company's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Frequency Electronics, Inc. and Subsidiaries
Mitchel Field, New York

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2008 and 2007 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
Melville, New York
July 25, 2008

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$11,029	$1,336
Marketable securities	4,414	14,268
Accounts receivable, net of allowance for doubtful accounts of $185 in 2008 and $276 in 2007	19,827	15,626
Inventories, net	30,218	31,201
Deferred income taxes	3,974	3,075
Income taxes receivable	151	596
Prepaid expenses and other	1,371	1,501
Total current assets	70,984	67,603
Property, plant and equipment, at cost, less accumulated depreciation and amortization	9,531	7,839
Deferred income taxes	2,990	2,945
Goodwill and other intangible assets	405	453
Cash surrender value of life insurance and cash held in trust	7,671	6,815
Investment in and loans receivable from affiliates	4,522	7,354
Other assets	817	817
Total assets	$96,920	$93,826
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$5,168	$5,035
Accounts payable - trade	2,215	3,771
Accrued liabilities	4,694	3,956
Dividend payable	-	869
Total current liabilities	12,077	13,631
Lease obligation- noncurrent	911	-
Deferred compensation	9,467	8,669
Deferred gain and other liabilities	855	642
Total liabilities	23,310	22,942
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares of $1.00 par value; issued - 9,163,940 shares	9,164	9,164
Additional paid-in capital	48,213	47,138
Retained earnings	13,558	13,541
	70,935	69,843
Common stock reacquired and held in treasury - at cost (427,366 shares in 2008 and 474,693 shares in 2007)	(2,175)	(2,080)
Accumulated other comprehensive income	4,850	3,121
Total stockholders' equity	73,610	70,884
Total liabilities and stockholders' equity	$96,920	$93,826

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended April 30, 2008 and 2007

	2008	2007
	(In thousands, except share data)
Net sales	$64,397	$56,206
Cost of sales	46,735	39,130
Gross margin	17,662	17,076
Selling and administrative expenses	13,139	11,359
Research and development expenses	7,101	9,438
Operating loss	(2,578)	(3,721)
Other income (expense):
Investment income	4,106	1,024
Equity (loss) income	(104)	708
Interest expense	(522)	(136)
Other income, net	545	313
Income (Loss) before provision (benefit) for income taxes	1,447	(1,812)
Provision (Benefit) for income taxes	560	(1,555)
Net income (loss)	$887	$(257)
Net income (loss) per common share:`
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)
Average shares outstanding:
Basic	8,710,260	8,620,776
Diluted	8,778,059	8,620,776

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2008 and 2007

	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$887	$(257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax (benefit)	(820)	(1,305)
Depreciation and amortization	1,969	1,725
Deferred lease obligation	287	-
Provision for losses on accounts receivable and inventories	1,409	1,946
Gain on REIT conversion	(353)	(353)
(Gain) loss on marketable securities and other assets, net	(3,555)	77
Equity loss (income)	104	(708)
Stock compensation expense	560	559
Changes in operating assets and liabilities:
Accounts receivable	(2,703)	(260)
Inventories	709	(9,012)
Prepaid expenses and other	146	(189)
Other assets	(560)	(559)
Accounts payable - trade	(2,388)	1,272
Accrued liabilities	256	118
Liability for employee benefit plans	1,713	1,330
Income taxes	443	(525)
Other liabilities	50	(505)
Net cash used in operating activities	(1,846)	(6,646)

Cash flows from investing activities:
Proceeds from sale of Morion investment	5,643	-
Purchase of minority interest in technology partners	-	(1,817)
Loan to investee technology partner	-	(1,500)
Purchase of marketable securities	(3,140)	(1,490)
Proceeds from sale or redemption of marketable securities	12,923	9,568
Capital expenditures	(2,106)	(2,712)
Net cash provided by investing activities	13,320	2,049

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2008 and 2007
(Continued)

	2008	2007
	(In thousands)
Cash flows from financing activities:
Proceeds from short-term credit obligations	(9,000)	5,000
Payment of short-term credit and lease obligations	(9,151)	-
Payment of cash dividend	(1,739)	(1,717)
Repurchase of stock for treasury	(311)	-
Exercise of stock options	158	293
Net cash (used in) provided by financing activities	(2,043)	3,576

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	9,431	(1,021)

Effect of exchange rate changes on cash and cash equivalents	262	(282)

Net increase (decrease) in cash and cash equivalents	9,693	(1,303)

Cash and cash equivalents at beginning of year	1,336	2,639

Cash and cash equivalents at end of year	$11,029	$1,336

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$476	$92
Income taxes	$940	$319

Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

Capital equipment acquired under capital lease	$1,193	-
Declaration of cash dividend, not paid	$-	$869

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2008 and 2007
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2006	9,163,940	$9,164	$45,688	$15,527	592,194	$(2,437)	$2,691	$70,633
Exercise of stock options			171		(40,300)	122		293
Contribution of stock to 401(k) plan			340		(37,550)	115		455
Cash dividend				(1,729)				(1,729)
Investment in Elcom Technologies			380		(39,651)	120		500
Stock compensation expense			559					559
Increase in market value of marketable Securities, net of tax effect of $222							333	333
Foreign currency translation adjustment							97	97
Net loss				(257)				(257)
Comprehensive income- 2007								173
Balance at April 30, 2007	9,163,940	9,164	47,138	13,541	474,693	(2,080)	3,121	70,884
Exercise of stock options			109		(18,312)	49		158
Contribution of stock to 401(k) plan			406		(61,327)	167		573
Cash dividend				(870)				(870)
Stock compensation expense			560					560
Purchase of stock for treasury					32,312	(311)		(311)
Decrease in market value of marketable securities, net of tax effect of $174							(261)	(261)
Foreign currency translation adjustment							1,990	1,990
Net income				887				887
Comprehensive income- 2008								2,616
Balance at April 30, 2008	9,163,940	$9,164	$48,213	$13,558	427,366	$(2,175)	$4,850	$73,610

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries. The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 15 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and FEI-Asia, Inc.), Gillam-FEI, and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

Marketable Securities:

Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies. Substantially all marketable securities at April 30, 2008 were held in the custody of two financial institutions. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Intangible assets consist of customer lists which result from the excess purchase price over the fair value of acquired tangible assets. The customer lists are measured at fair value and amortized over the estimated useful life of 3 to 6 years.

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

Revenue and Cost Recognition:

Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Costs and estimated earnings in excess of billings on uncompleted contracts are included in accounts receivable

On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs. Changes in job performance may result in revisions to costs and revenue and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses are made in the period in which they become determinable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Effective May 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options.

Fair Values of Financial Instruments:

Cash and cash equivalents and short-term credit obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts. The Company also has minority interests in two privately-held companies, Morion, Inc. (“Morion”) and Elcom Technologies, Inc. (“Elcom”) The Company is unable to reasonably estimate a fair value for these investments. Accordingly, the Morion investment is carried at cost and the Elcom investment is accounted for on the equity method, adjusting the original cost for the Company’s share of Elcom’s net income or loss.

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium and the People’s Republic of China. The Company is vulnerable to currency risks in these countries. The local currency is the functional currency of each of the Company’s non-US subsidiaries. No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange. The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. The balance sheets of foreign subsidiaries, except for non-monetary items and equity accounts, which are translated at historical rate, are translated into US dollars at the rates of exchange in effect on the date of the balance sheet. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equity-based Compensation:

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods were not restated.

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

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the years ended April 30, 2008 and 2007: dividend yield of 1.5% and 1.3%; expected volatility of 38% and 40%; risk free interest rate of 4.0% and 5.0%; and expected lives of six and one-half years, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral although for certain foreign-based customers, it may request a letter of credit to secure payment.

New Accounting Pronouncements:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2007, the FASB issued Statements No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements has no impact on the Company’s current financial statements but will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued Statement No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 161 on its consolidated financial statements although it does not anticipate that the statement will have a material impact since the Company has not historically engaged in hedging activities or acquired derivative instruments.

On May 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. As a result of the implementation of FIN 48, the Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold. As such, there is no impact on the Company’s financial position or results of operations.

2. Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2008	2007
Basic EPS Shares outstanding (weighted average)	8,710,260	8,620,776
Effect of Dilutive Securities	67,799	***
Diluted EPS Shares outstanding	8,778,059	8,620,776

*** Dilutive securities are excluded for fiscal year 2007 since the inclusion of such shares would be antidilutive due to the net loss for that year.

Options to purchase 820,000 and 571,550 shares of common stock were outstanding during each of the years ended April 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common shares during the respective periods. Since the inclusion of such options would have been antidilutive they are excluded from the computation.

3. Accounts Receivable

Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis of approximately $9,556,000 at April 30, 2008 and $6,259,000 at April 30, 2007. Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Inventories

Inventories, which are reported net of reserves of $6,206,000 and $5,028,000 (including fourth quarter adjustments to increase reserves by $1,000,000 and $800,000, respectively) at April 30, 2008 and 2007, respectively, consisted of the following (in thousands):

	2008	2007
Raw Materials and Component Parts	$12,523	$16,119
Work in Progress	13,938	12,821
Finished Goods	3,757	2,261
	$30,218	$31,201

5. Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2008 and 2007 are as follows (in thousands):

	April 30, 2008
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$4,593	$-	$(526)	$4,067
Equity securities	444	7	(104)	347
	$5,037	$7	$(630)	$4,414

	April 30, 2007
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$14,172	$-	$(229)	$13,943
Equity securities	283	42	-	325
	$14,455	$42	$(229)	$14,268

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2008
Fixed Income Securities	$2,513	$(28)	$1,554	$(497)	$4,067	$(526)
Equity Securities	341	(104)	-	-	341	(104)
	$2,854	$(132)	$1,554	$(497)	$4,408	$(630)

April 30, 2007
Fixed Income Securities	$-	$-	$13,943	$(229)	$13,943	$(229)
Equity Securities	-	-	-	-	-	-
	$-	$-	$13,943	$(229)	$13,943	$(229)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2008 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2008	2007
Proceeds	$12,923	$9,568
Gross realized gains	$392	$39
Gross realized losses	$(27)	$(89)

Maturities of fixed income securities classified as available-for-sale at April 30, 2008 are as follows (in thousands):

Current	$-
Due after one year through five years	2,052
Due after five years through ten years	2,541
$4,593

6. Property, Plant and Equipment

Property, plant and equipment at April 30, 2008 and 2007, consists of the following (in thousands):

	2008	2007
Buildings and building improvements	$4,700	$3,464
Machinery, equipment and furniture	38,096	34,768
	42,796	38,232
Less, accumulated depreciation	33,265	30,393
	$9,531	$7,839

Depreciation expense for the years ended April 30, 2008 and 2007 was $1,920,000 and $1,665,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2008 and 2007 was approximately $886,000 and $912,000, respectively.

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

In addition, the Company’s subsidiaries in China, France and California lease their office and manufacturing facilities. The lease for the FEI-Asia facility is for a one-year term with rent of $15,000 payable quarterly. In July 2007, FEI-Zyfer moved into newly leased space encompassing 27,850 square feet. Monthly rental payments will be $23,700 for the first year and will increase each year over the 125 month lease term. Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $2,000 per month.

Rent expense under operating leases for the fiscal years ended April 30, 2008 and 2007 was approximately $1.0 million and $760,000, respectively. Beginning in fiscal year 2008, the Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases. As a result, as of April 30, 2008, the Company’s balance sheet includes deferred rent of approximately $439,000 which will be amortized over the respective rental periods.

During fiscal year 2008, the Company acquired manufacturing equipment of approximately $1.2 million. This acquisition was financed by entering into a 5-year capital lease payable in monthly installments of approximately $24,000, including interest at 6.57%. At the end of the lease term, the Company may retain the equipment for a nominal charge.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending
April 30,	Operating Leases	Capital Lease
2009	$789	$281
2010	932	281
2011	942	281
2012	952	281
2013	962	163
Thereafter	1,993	-
Less amount representing interest	-	(163)
Present value of future minimum lease payments	$6,570	$1,124

7.	Short-Term Debt Obligations

The Company has an $11.5 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. The line is secured by the investments and has no maturity date so long as the Company maintains its investments with the financial instituion. During fiscal year 2008, the Company had borrowings under the line which varied between $4.5 million and $9 million. During the 2007 fiscal year, the Company borrowed $5 million under this line of credit. During fiscal year 2008, advances against the line of credit bore interest at variable interest rates between 3.97% and 6.99%.

The Company’s European subsidiaries have available approximately 1.7 million Euros (approximately $2.6 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements. As of April 30, 2008, no amount was outstanding under such lines of credit. Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2008 and 2007, the rate was 4.295% and 4.361%, respectively, based on the 1 month EURIBOR.

8.	Accrued Liabilities

Accrued liabilities at April 30, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Other compensation including payroll taxes	$2,095	$2,104
Vacation accrual	1,175	839
Due customers	299	447
Other	1,125	566
	$4,694	$3,956

9. Investment in Morion, Inc.

In fiscal year 2007, the Company’s investment in Morion, Inc., a privately-held Russian company, was 36.6% of Morion’s outstanding shares. The Company reported its investment under the equity method and recorded its proportionate share of the earnings of Morion. In June 2007, the Company completed the sale of 28.6% of the outstanding shares of Morion, reducing its investment in Morion from 36.6% to 8% of its outstanding shares. Based upon a determination by the Russian Federation that Morion was in a “strategic industry,” Gazprombank, a Russian government majority-owned joint stock bank, acquired the majority interest in Morion previously held by the European Bank for Reconstruction and Development and a portion of the shares previously held by the Company, both at the same price per share. Gazprombank, through its wholly-owned subsidiary, Finproject, Ltd., paid the Company net proceeds of approximately $5.6 million. As a result of the sale, the Company recognized a pre-tax gain of approximately $3.0 million on the sale of the Morion shares. This is in addition to approximately $2.0 million in equity income realized in prior periods from the Morion investment. Effective June 2007, the Company began accounting for its remaining investment in Morion on the cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the fiscal years ended April 30, 2008 and 2007, the Company acquired product from Morion in the aggregate amount of approximately $710,000 and $454,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $248,000 and $269,000, respectively.

10. Goodwill and Other Intangible Assets

During fiscal year 2004 the Company acquired FEI-Zyfer, Inc. (“FEI-Ayfer”). This acquisition resulted in the recording of approximately $200,000 in goodwill. Management has determined that this goodwill is not impaired as of April 30, 2008 and 2007.

In addition, the Company acquired customer lists in the FEI-Zyfer acquisition with a value of $600,000 which is being amortized over 6 years. Amortization expense related to these customer lists for the years ended April 30, 2008 and 2007 was approximately $48,000 and $60,000, respectively. For the fiscal year ending April 30, 2009, amortization expense will be approximately $186,000 which will fully amortize the remaining asset.

11. Investment in Elcom Technologies, Inc.

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in the outstanding shares of Elcom Technologies, Inc., a privately-held company which designs and manufactures advanced RF microwave devices. The Company and Elcom entered into a mutual business and facilities support agreement and Frequency Electronics obtained an exclusive license to use Elcom’s technology in space-borne applications. The Company received preferred stock, a $1.5 million convertible note and a 10-year warrant to purchase additional stock in exchange for cash and 39,651 shares of Frequency Electronics common stock. The Company accounts for this investment on the equity method.

The Company reviewed Elcom’s financial condition at April 30, 2008 and concluded that no impairment charge or valuation allowance related to its investment in Elcom was required. At April 30, 2008, Elcom had total assets of approximately $7.9 million, total liabilities of approximately $4.2 million and stockholders’ equity of $3.7 million

During the fiscal years ended April 30, 2008 and 2007, the Company acquired technical services from Elcom in the aggregate amount of approximately $622,000 and $280,000, respectively, and the Company recorded interest income on Elcom’s convertible note in the amount of approximately $113,000 and $41,000, respectively.

12. Employee Benefit Plans

Profit Sharing Plan:

The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2008 and 2007, the Company contributed 61,327 and 37,550 shares of common stock, respectively. The approximate value of these shares at the date of issuance was $573,000 in fiscal year 2008 and $455,000 in fiscal year 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits. The Company charged $100,000 and $30,000 to operations under these plans for the fiscal years ended April 30, 2008 and 2007, respectively.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted. This plan was terminated in fiscal year 2006. An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock. The options were exercisable over specified periods per terms of the individual agreements. No compensation expense was recorded during the years ended April 30, 2008 and 2007 as no other grants were made in those years and previous grants have been fully expensed. As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued. No additional grants will be made under this plan.

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

	2008		2007
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	141,050	$15.33	141,050	$15.33
Expired	(100,750)	15.75	-	-
Exercised	-	-	-	-
Outstanding at end of year	40,300	$14.29	141,050	$15.33
Exercisable at end of year	40,300	$14.29	131,050	$15.38

Employee Stock Plans:

The Company has various stock plans for key management employees, including officers and directors who are employees. The plans are Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”). Under these plans, options or SARS are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Under one NQSO plan the options were exercisable one year after the date of grant. Under the remaining plans the options and SARS are exercisable over a four-year period beginning one year after the date of grant. The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2008, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 388,000 options are outstanding and approximately 358,000 are exercisable. Through April 30, 2008, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans. Of the NQSO options, approximately 640,000 are both outstanding and exercisable (see tables below). As of April 30, 2008, eligible employees have been granted SARS based on approximately 398,000 shares of Company stock, all are of which outstanding and approximately 44,000 are exercisable. When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value

Outstanding – May 1, 2006	1,133,387	$11.32	4.6 years	$2,900,000
Granted	172,500	11.93
Exercised	(40,300)	7.28
Outstanding – April 30, 2007	1,265,587	$11.53	4.4 years	$-
Granted	225,875	9.73
Exercised	(18,312)	8.60
Expired or Canceled	(46,375)	10.23
Outstanding – April 30, 2008	1,426,775	$11.33	4.5 years	$-
Exercisable	1,042,150	$11.55	2.9 years	$-
Available for future grants	1,625

As of April 30, 2008, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $1.4 million. These costs are expected to be recognized over a weighted average period of 2.85 years.

During the year ended April 30, 2008, 98,875 shares vested the fair value of which was approximately $546,000. Cash received from stock option exercises for the year ended April 30, 2008 was $83,000.

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors. The purchase price could not be less than the par value of the common stock. As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan. As of April 30, 2008 and 2007, grants for 22,500 restricted shares are available to be purchased at a price of $4.00 per share.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Compensation Plan:

The Company has a program for key employees providing for the payment of benefits upon retirement or death. Under the plan, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries. The plan also provides for reduced benefits upon early retirement or termination of employment. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the plan upon the death of the participant. During the year ended April 30, 2008, two former employees who were receiving retirement benefits, died. The Company received proceeds from the life insurance policies on these participants. The amount received exceeded the cash surrender value of the policies and the Company recognized a gain of approximately $290,000. Deferred compensation expense charged to operations during the years ended April 30, 2008 and 2007 was approximately $1.1 million and $878,000, respectively.

13. Income Taxes

The income (loss) before provision (benefit) for income taxes consisted of (in thousands):

	Year Ended April 30,
	2008	2007
U.S.	$1,614	$(1,944)
Foreign	(167)	132
	$1,447	$(1,812)

The provision (benefit) for income taxes consists of the following (in thousands):

	2008	2007
Current:
Federal	$1,260	$(150)
Foreign	-	-
State	120	(100)
Current provision (benefit)	1,380	(250)
Deferred
Federal	(620)	(950)
Foreign	(90)	(205)
State	(110)	(150)
Deferred benefit	(820)	(1,305)
Total provision (benefit)	$560	$(1,555)

The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate (in thousands)

	2008	2007
Computed "expected" tax expense (benefit)	$492	$(616)
State and local tax, net of federal benefit	7	(165)
Tax basis gain on sale of Morion shares	531	-
Nontaxable loss (income) from foreign subsidiaries	207	(73)
Reserve reversal on foreign deferred taxes	-	(405)
Nondeductible expenses	146	75
Nontaxable life insurance cash value increase	(222)	(102)
Tax credits	(534)	(251)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	(67)	(18)
	$560	$(1,555)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of deferred taxes are as follows (in thousands):

	2008	2007
Deferred tax assets:
Employee benefits	$5,178	$4,563
Inventory	2,100	1,650
Accounts receivable	550	350
Marketable securities	300	75
Research & development	756	1,149
Other liabilities	-	66
Foreign net operating loss carryforwards	627	425
Miscellaneous	119	-
Total deferred tax asset	9,630	8,278
Deferred tax liabilities:
Property, plant and equipment	1,361	1,156
Net deferred tax asset	8,269	7,122
Valuation allowance	(1,305)	(1,102)
	$6,964	$6,020

The total valuation allowance relates to deferred tax assets of foreign subsidiaries. At April 30, 2008, the Company has available approximately $1.2 million in net operating losses available to offset future income of certain of its foreign subsidiaries.

On May 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. As a result of the implementation of FIN 48, the Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold. As such, there is no impact on the Company’s financial position or results of operations.

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

	Year Ended April 30,
	2008	2007
Balance at beginning of year	$350	$350
Warranty costs incurred	(354)	(596)
Product warranty accrual	399	596
Balance at end of year	$395	$350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15. Segment Information

The Company operates under three reportable segments:
(1)
FEI-NY – consists principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

(2)	Gillam-FEI - the Company’s Belgian subsidiary primarily sells wireline synchronization and network management systems.
(3)
FEI-Zyfer - the products of the Company’s subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.

The Company reports its segment information on primarily a geographic basis. The FEI-NY segment, which operates out of the Company’s New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia. FEI-Asia functions primarily as a manufacturing facility for the FEI-NY segment.

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2008		2007
Net sales:
FEI-NY	$46,258		$40,184
Gillam-FEI	11,459	**	11,382 **
FEI-Zyfer	9,089		7,542
less intersegment sales	(2,409	)**	(2,902)**
Consolidated Sales	$64,397		$56,206
Operating (loss) profit:
FEI-NY	($2,889)		$(3,336)
Gillam-FEI	273	**	412 **
FEI-Zyfer	496		(339)
Corporate	(458)		(458)
Consolidated Operating Loss	($ 2,578)		($ 3,721)

**
For the fiscal years ended April 30, 2008 and 2007, includes Gillam-FEI intersegment sales of $1.0 million and $1.8 million, respectively, to the FEI-NY segment. In fiscal years 2008 and 2007, such sales included final development costs and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S. In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2008	2007
Identifiable assets:
FEI-NY	$54,522	$49,868
Gillam-FEI	18,611	13,750
FEI-Zyfer	6,538	5,366
less intersegment balances	(17,786)	(11,773)
Corporate	35,035	36,615
Consolidated Identifiable Assets	$96,920	$93,826
Depreciation and amortization (allocated):
FEI-NY	$1,469	$1,290
Gillam-FEI	203	164
FEI-Zyfer	278	252
Corporate	19	19
Consolidated Depreciation and Amortization Expense	$1,969	$1,725

Major Customers

In fiscal year 2008, sales to four customers of the FEI-NY segment aggregated $29.1 million or 63% of that segment’s total sales. Three of these customers accounted for 15%, 12% and 11%, respectively, of the Company’s consolidated sales for the year. In the Gillam-FEI segment, sales to two customers aggregated $4.5 million or 39% of that segment’s revenues. In the FEI-Zyfer segment, one customer accounted for $1.1 million or 12% of that segment’s sales. None of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2008	2007
Belgium	$5,717	$5,612
China	5,038	5,799
France	2,515	2,653
Canada	1,042	953
Other	5,395	2,899
	$19,707	$17,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16. Interim Results (Unaudited)

Quarterly results for fiscal years 2008 and 2007 are as follows:

	(in thousands, except per share data)
	2008 Quarter
	1st	2nd	3rd	4th
Net sales	$15,557	$17,494	$17,055	$14,291
Gross margin	4,471	5,470	5,455	2,266
Net income (loss)	1,380	409	758	(1,660)
*Earnings (loss) per share
Basic	$0.16	$0.05	$0.09	$(0.19)
Diluted	$0.16	$0.05	$0.09	$(0.19)

*	Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

During the fourth quarter of fiscal year 2008, the Company increased inventory reserves by $1,000 and incurred higher than anticipated engineering and manufacturing costs as a result of testing failures on certain satellite payload contracts. Such costs reduced revenues and increased the net loss.

	(in thousands, except per share data)
	2007 Quarter
	1st	2nd	3rd	4th
Net sales	$14,314	$14,320	$12,117	$15,455
Gross margin	4,853	5,340	3,777	3,106
Net income (loss)	898	187	(754)	(588)
*Earnings (loss) per share
Basic	$0.10	$0.02	$(0.09)	$(0.07)
Diluted	$0.10	$0.02	$(0.09)	$(0.07)

*	Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2008, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Frequency Electronics is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2008. The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of our internal controls within the prescribed timeframe. As a result, as of April 30, 2008, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer. The lack of documentation and testing of these subsidiaries constitutes a material weakness. In order to remediate this material weakness, management will continue to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year. During fiscal year 2009, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries. If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

Due to the Company’s small size and lack of resources and staffing, the Chief Financial Officer is actively involved in the preparation of the financial statements and therefore, cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of accounting personnel results in an inability to have independent review and approval by the Chief Financial Officer of financial accounting entries. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to this insufficient segregation of duties. During fiscal year 2009, the Company plans to remediate this material weakness by engaging third-party accounting advisors and by creating processes whereby personnel in its Accounting Department (other than the Chief Financial Officer) will create analysis and original accounting entries, which will subsequently be reviewed and approved by the Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about October 7, 2008. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11. Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 7, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 7, 2008.

Item 13. Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 7, 2008.

Item 14. Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 7, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:
Page(s)
Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets April 30, 2008 and 2007	26

Consolidated Statements of Operations -years ended April 30, 2008 and 2007	27

Consolidated Statements of Cash Flows - years ended April 30, 2008 and 2007	28-29

Consolidated Statements of Changes in Stockholders' Equity - years ended April 30, 2008 and 2007	30

Notes to Consolidated Financial Statements	31-46

(2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: July 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/08
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/08
Joel Girsky

/s/ E. Donald Shapiro	Director	7/29/08
E. Donald Shapiro

/s/ S. Robert Foley	Director	7/29/08
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/08
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/08
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/08
Alan L. Miller	and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of 2008 audit report in Registrant’s Form S-8 Registration Statement.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
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