Form 10-K/A
period 2008-04-30
FREQUENCY ELECTRONICS INC
filed 2008-08-22
CIK 39020

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2008.

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number: 1-8061

                           Frequency Electronics, Inc.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                  11-1986657
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation of Organization)

55 Charles Lindbergh Blvd., Mitchel Field, N.Y.            11553
    (Address of principal executive offices)             (Zip Code)

                                 (516) 794-4500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
                  Title of Each Class                       on Which Registered
---------------------------------------------------------- ---------------------
        Common Stock, par value $1.00 per share            NASDAQ Global Market

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [_]   Accelerated filer [_]
Non-accelerated filer [_] Smaller Reporting Company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [_] No [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2007 - $52,700,000

      The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 25, 2008 - 8,761,114

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

================================================================================

                                EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A hereby amends the registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, which the registrant filed with the Securities and Exchange Commission on July 29, 2008. This amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain required language relating to the Company's internal control over financial reporting. Part IV, Item 15 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are filed herewith.

            Except as described above, no other portion of the Form 10-K for the fiscal year ended April 30, 2008 is amended hereby. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Exhibits

            (3) EXHIBITS

                  Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (Form 10-K)

                  Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (Form 10-K)

                  Exhibit 31.3 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A)

                  Exhibit 31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A)

                  Exhibit 32.3 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.4 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August 2008.

                                                FREQUENCY ELECTRONICS, INC.

                                                    By: /s/ Alan Miller
                                                    -------------------
                                                        Alan Miller
                                           Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

                                  ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K               Description of Exhibit                    NOTE
--------------   ----------------------------------------------   --------------

      3.1        Copy of Certificate of Incorporation of the            (1)
                 Registrant filed with the Secretary of State of Delaware

      3.2        Amendment to Certificate of Incorporation of           (2)
                 the Registrant filed with the Secretary of State of Delaware on March 27, 1981

      3.3        Amendment to Certificate of Incorporation of           (5)
                 the Registrant filed with Secretary of State of Delaware on October 26, 1984

      3.4        Amendment to Certificate of Incorporation of           (7)
                 the Registrant filed with the Secretary of State of Delaware on October 22, 1986

      3.5        Amended and Restated Certificate of                    (9)
                 Incorporation of the Registrant filed with the
                 Secretary of State of Delaware on October 26,
                 1987

      3.6        Amended Certificate of Incorporation of the            (9)
                 Company filed with the Secretary of State of Delaware on November 2, 1989

      3.7        Copy of By-Laws of the Registrant, as amended          (3)
                 to date

      4.1        Specimen of Common Stock certificate                   (1)

      10.1       Registrant's 1997 Independent Contractor Stock        (10)
                 Option Plan

      10.8       Employment agreement between Registrant and            (4)
                 Harry Newman

      10.9       Employment agreement between Registrant and            (4)
                 Marcus Hechler

      10.10      Employment agreement between Registrant and            (8)
                 Charles Stone

      10.13      Lease agreement between Registrant and Reckson        (11)
                 Operating Partnership, L.P. dated January 6,
                 1998

      10.16      Registrant's Cash or Deferral Profit Sharing           (6)
                 Plan and Trust under Internal Revenue Code
                 Section 401, dated April 1, 1985

      10.21      Form of Agreement concerning Executive                 (2)
                 Compensation

      10.23      Registrant's Senior Executive Stock Option             (8)
                 Plan

      10.24      Amendment dated Jan. 1, 1988 to Registrant's           (8)
                 Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code

      10.25      Executive Incentive Compensation Plan between          (8)
                 Registrant and various employees

      21         List of Subsidiaries of Registrant                    (12)

      23.1       Consent of Independent Registered Public              (12)
                 Accounting Firm to incorporation by reference of 2008 audit report in Registrant's Form S-8
                 Registration Statement.

      31.1       Certification of the Chief Executive Officer     Filed herewith
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002, as amended

      31.2       Certification of the Chief Financial Officer     Filed herewith
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002, as amended

      31.3       Certification of the Chief Executive Officer     Filed herewith
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

      31.4       Certification of the Chief Financial Officer     Filed herewith
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

      32.1       Certification of the Chief Executive Officer          (12)
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 (Form 10-K)

      32.2       Certification of the Chief Financial Officer          (12)
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 (Form 10-K)

      32.3       Certification of the Chief Executive Officer     Filed herewith
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

      32.4       Certification of the Chief Financial Officer     Filed herewith
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

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

(12) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2008, which exhibit is incorporated herein by reference.