Form 10-Q
period 2008-07-31
FREQUENCY ELECTRONICS INC
filed 2008-09-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2008

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 11, 2008 - 8,065,462

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - July 31, 2008 and April 30, 2008	3

Condensed Consolidated Statements of Operations Three Months Ended July 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 4T- Controls and Procedures	15-16

Part II. Other Information:

Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

Item 6 - Exhibits	16

Signatures	17

Exhibits

2 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2008	2008
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$3,745	$11,029
Marketable securities	10,616	4,414
Accounts receivable, net of allowance for doubtful accounts of $185 at July 31 and April 30, 2008	13,729	10,271
Costs and estimated earnings in excess of billings	7,143	9,556
Inventories	30,930	30,218
Deferred income taxes	4,133	3,974
Income taxes receivable	469	151
Prepaid expenses and other	1,029	1,371
Total current assets	71,794	70,984
Property, plant and equipment, at cost, less accumulated depreciation and amortization	9,139	9,531
Deferred income taxes	2,990	2,990
Goodwill and other intangible assets, net	358	405
Cash surrender value of life insurance and cash held in trust	7,797	7,671
Investments in and loans receivable from affiliates	4,559	4,522
Other assets	817	817
Total assets	$97,454	$96,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$6,723	$5,168
Accounts payable - trade	2,166	2,215
Accrued liabilities and other	4,314	4,694
Total current liabilities	13,203	12,077
Lease obligation – noncurrent	856	911
Deferred compensation	9,591	9,467
Deferred gain and other liabilities	766	855
Total liabilities	24,416	23,310
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	48,463	48,213
Retained earnings	12,785	13,558
	70,412	70,935
Common stock reacquired and held in treasury -at cost, 420,826 shares at July 31, 2008 and 427,366 shares at April 30, 2008	(2,217)	(2,175)
Accumulated other comprehensive income	4,843	4,850
Total stockholders' equity	73,038	73,610
Total liabilities and stockholders' equity	$97,454	$96,920

See accompanying notes to condensed consolidated financial statements.

3 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended July 31,
(Unaudited)

	2008	2007
	(In thousands except share data)

Net sales	$13,063	$15,557
Cost of sales	9,872	11,086
Gross margin	3,191	4,471

Selling and administrative expenses	3,116	3,086
Research and development expense	1,365	2,177
Operating loss	(1,290)	(792)
Other income (expense):
Investment income	158	3,243
Equity income (loss)	37	(80)
Interest expense	(84)	(131)
Other income (expense), net	81	-
(Loss) Income before (benefit) provision for income taxes	(1,098)	2,240
(Benefit) Provision for income taxes	(325)	860
Net (loss) income	$(773)	$1,380

Net (loss) income per common share:
Basic	$(0.09)	$0.16
Diluted	$(0.09)	$0.16

Average shares outstanding:
Basic	8,742,086	8,695,027
Diluted	8,742,086	8,783,676

See accompanying notes to condensed consolidated financial statements.

4 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(773)	$1,380
Gain on sale of investments	-	(3,015)
Other non-cash charges to earnings	811	1,015
Net changes in other assets and liabilities	(2,108)	(3,777)
Net cash used in operating activities	(2,070)	(4,397)

Cash flows from investing activities:
Proceeds from sale of marketable securities and investments	-	5,643
Purchase of marketable securities	(6,586)	(174)
Capital expenditures	(111)	(559)
Net cash (used in) provided by investing activities	(6,697)	4,910

Cash flows from financing activities:
Proceeds from short-term credit obligations	1,500	1,500
Payment of short-term credit and lease obligations	(52)	-
Payment of cash dividend	-	(869)
Stock transactions, net	(100)	(2)
Net cash provided by financing activities	1,348	629

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(7,419)	1,142

Effect of exchange rate changes on cash and cash equivalents	135	626

Net (decrease) increase in cash and cash equivalents	(7,284)	1,768

Cash and cash equivalents at beginning of period	11,029	1,336

Cash and cash equivalents at end of period	$3,745	$3,104

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32	$573
Income Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

5 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2008 and the results of its operations and cash flows for the three months ended July 31, 2008 and 2007. The April 30, 2008 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 Annual Report to Stockholders. The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2008	2007
Basic EPS Shares outstanding
(weighted average)	8,742,086	8,695,027
Effect of Dilutive Securities	***	88,649
Diluted EPS Shares outstanding	8,742,086	8,783,676

***Dilutive securities are excluded for the three-month period ended July 31, 2008 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options in the computation of earnings per share would have been antidilutive. The number of excluded options for the three months ended July 31, 2008 and 2007 were 1,408,675 and 949,425, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At July 31, 2008 and April 30, 2008 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $7,143,000 and $9,556,000, respectively. Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates. Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $6,219,000 and $6,206,000 at July 31, 2008 and April 30, 2008, respectively, consist of the following:

	July 31, 2008	April 30, 2008
	(In thousands)

Raw materials and Component parts	$12,776	$12,523
Work in progress	14,164	13,938
Finished Goods	3,990	3,757
	$30,930	$30,218

As of July 31, 2008 and 2007, approximately $23.2 million and $22.9 million, respectively, of total inventory is located in the United States, approximately $6.4 million and $5.8 million, respectively, is in Belgium and $1.3 million and $1.5 million, respectively, is in China.

6 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E – COMPREHENSIVE INCOME

For the three months ended July 31, 2008 and 2007, total comprehensive (loss) income was ($780,000) and $2,013,000, respectively. Comprehensive income or loss is composed of net income or loss for the period plus the impact of foreign currency translation adjustments and the change in the valuation allowance on marketable securities.

NOTE F – SEGMENT INFORMATION

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2008	2007
Net sales:
FEI-NY	$8,844	$11,765
Gillam-FEI	2,619	2,288
FEI-Zyfer	2,303	2,022
less intercompany sales	(703)	(518)
Consolidated Sales	$13,063	$15,557
Operating (loss) profit:
FEI-NY	$(1,228)	$(540)
Gillam-FEI	(55)	(143)
FEI-Zyfer	74	3
Corporate	(81)	(112)
Consolidated Operating (Loss) Profit	$(1,290)	$(792)

	July 31, 2008	April 30, 2008
Identifiable assets:
FEI-NY	$55,167	$54,522
Gillam-FEI	19,309	18,611
FEI-Zyfer	6,544	6,538
less intercompany balances	(17,539)	(17,786)
Corporate	33,973	35,035
Consolidated Identifiable Assets	$97,454	$96,920

7 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE G – RELATED PARTY TRANSACTIONS

During the three month periods ended July 31, 2008 and 2007, the Company acquired technical services from Elcom Technologies, Inc. (“Elcom”) in the amount of approximately $75,000 and $259,000, respectively, and purchased product from Morion Inc. in the amount of approximately $212,000 and $79,000, respectively. The Company also recorded interest income on Elcom’s convertible note in the amount of approximately $19,000 and $31,000 in the first quarters of fiscal years 2009 and 2008, respectively. Subsequent to July 31, 2008, the Company acquired from Elcom 29,651 shares of its outstanding common stock at an aggregate cost of approximately $150,000. The amount paid was at the market value of the Company’s common stock on the date of purchase.

NOTE H – SUBSEQUENT EVENTS

On September 11, 2008, the Company announced that it had acquired 615,000 shares of its outstanding common stock in a block transaction with what had been its largest institutional shareholder. Coupled with other purchases of common stock subsequent to July 31, 2008, the Company acquired a total of 659,651 shares at an aggregate average price per share of $4.34. With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” (“FAS 157”) This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but simplifies and codifies related guidance. The Company adopted FAS 157 in fiscal year 2009. Such adoption did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 in fiscal year 2009 had no impact on the Company’s financial statements since the Company elected not to measure any financial assets or liabilities at fair value other than those for which previous pronouncements required it to do so.

In December 2007, the FASB issued Statements No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis.

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

8 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to change the Company’s current accounting practice.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“FAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, once we enter into a business combination

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110”) to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s April 30, 2008 Annual Report to Stockholders. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

9 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenue Recognition

Revenues under long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and updating estimated costs to completion based upon the current available information and status of the contract. The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known. Provisions for anticipated losses on contracts are made in the period in which they become determinable.

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

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or nonlong-term contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

Costs and Expenses

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

Inventory

Inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventory reserves are established for slow-moving and obsolete items and are based upon management’s experience and expectations for future business. Any changes in reserves are reflected in cost of sales in the period the revision is made.

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2009 and 2008 the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2008	2007
Net Sales
FEI-NY	67.7%	75.6%
Gillam-FEI	20.0	14.7
FEI-Zyfer	17.6	13.0
Less Intersegment Sales	(5.3)	(3.3)
	100.0	100.0
Cost of Sales	75.6	71.3
Gross Margin	24.4	28.7
Selling and administrative expenses	23.9	19.8
Research and development expenses	10.4	14.0
Operating Loss	(9.9)	(5.1)
Other income, net	1.5	19.5
Pretax (Loss) Income	(8.4)	14.4
(Benefit) Provision for income taxes	(2.5)	5.5
Net (Loss) Income	(5.9)%	8.9%

10 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales

	(in millions)
	Three months ended July 31,
	2008	2007	Change
FEI-NY	$8.9	$11.8	$(2.9)	(25)%
Gillam-FEI	2.6	2.3	0.3	14%
FEI-Zyfer	2.3	2.0	0.3	14%
Intersegment sales	(0.7)	(0.5)	(0.2)
	$13.1	$15.6	$(2.5)	(16)%

The decrease in revenues for the three month period ended July 31, 2008 compared to the same period of fiscal year 2008, was primarily the result of lower revenues from satellite payload programs recorded in the FEI-NY segment. Satellite revenues were reduced as a consequence of higher than anticipated levels of engineering and manufacturing costs which were incurred in the fourth quarter of fiscal year 2008 and carried over into the fiscal year 2009 quarter. These additional costs reduced the expected gross margins of these programs on which revenue is recognized on the percentage of completion basis. Sequentially, satellite payload revenues increased from the levels reported during the fourth quarter of fiscal year 2008. Revenues from telecommunication customers which are recorded in each of the Company’s operating segments and revenues from non-space U.S. Government customers which are recorded in the FEI-NY and FEI-Zyfer segments, were essentially flat year over year. During fiscal year 2009, the Company expects revenues from both U.S. Government and commercial satellite programs to increase from current levels as a result of recent contract awards and expectations for additional contract awards during this fiscal year. Telecommunication infrastructure revenues and sales to non-space U.S. Government programs are also expected to increase over the balance of the fiscal year.

Gross margin

	Three months ended July 31,
	2008	2007	Change
	$3,191	$4,471	$(1,280)	(29)%
GM Rate	24.4%	28.7%

The 29% decrease in gross margin for the three months ended July 31, 2008, is due to lower revenues and higher levels of engineering and manufacturing costs on certain satellite payload programs that the Company began to experience in late fiscal year 2008. The current quarter’s gross margin rate of 24.4% reflects a sequential improvement from the 16% rate recorded in the fourth quarter of fiscal year 2008 which was also impacted by a high level of engineering and manufacturing costs on the same satellite payload programs. As the level of engineering effort decreases and these satellite programs are completed during fiscal year 2009, the Company anticipates that its gross margin rate will significantly improve.

Selling and administrative expenses

Three months ended July 31,
2008	2007	Change
$3,116	$3,086	$30	1%

For the three months ended July 31, 2008 and 2007, selling and administrative expenses were 23.9% and 19.8%, respectively, of consolidated revenues. The Company’s target for such expenses is not to exceed 20% of revenues. In the fiscal year 2009 period, this ratio was not achieved due to a lower level of sales and increases in professional fees, marketing expenses, and the operating expenses at Gillam-FEI resulting primarily from the impact of the declining value of the US dollar compared to the Euro. In subsequent quarters of fiscal year 2009, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues both by controlling costs as well as increasing revenues.

11 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Three months ended July 31,
2008	2007	Change
$1,365	$2,177	$(812)	(37)%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales. In the period ended July 31, 2007, the Company incurred exceptional levels of engineering spending and development work on its satellite payload products. This effort abated throughout fiscal year 2008. Research and development spending for the quarter ended July 31, 2008, was 10.4% of revenues compared to 14% of revenues for the same period of fiscal year 2008. The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. In fiscal 2009, many of the Company development resources will be applied to certain cost-plus-fee satellite payload programs. As a consequence, some of the Company’s development expenditures will be customer-funded thus reducing the level of internal research and development spending. Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Loss

Three months ended July 31,
2008	2007	Change
$(1,290)	$(792)	$(498)	(63)%

Lower revenues and the continuing level of engineering and manufacturing effort related to satellite payload programs resulted in an operating loss for the three months ended July 31, 2008, compared to the same period of fiscal year 2008. Sequentially, the operating loss was reduced by $2.0 million from that realized in the fourth quarter of fiscal year 2008, on a lower level of sales. The Company anticipates that as the gross margin rate improves and as sales increase from current levels, that it will generate an operating profit for the full fiscal year 2009.

Other income (expense)

	Three months ended July 31,
	2008	2007	Change
Investment income	$158	$3,243	$(3,085)	(95)%
Equity (loss) income	37	(80)	117	NM
Interest expense	(84)	(131)	47	36%
Other income, net	81	-	81	NM
	$192	$3,032	$(2,840)	(94)%

During the three months ended July 31, 2007, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a Russian government majority-owned bank. The Company received proceeds of approximately $5.8 million and realized a book gain of approximately $3.0 million. Such gain is included in investment income for the first quarter of fiscal year 2008. Comparable gains were not recorded during the first quarter of fiscal year 2009.

The equity income or (loss) in the fiscal year 2009 and 2008 periods represent the Company’s share of the quarterly income or (loss) recorded by Elcom Technologies in which the Company owns a 25% interest.

The decrease in interest expense for the three month period ended July 31, 2008, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the three month period ended July 31, 2007.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term. Under the caption “Other income, net” the Company recognized deferred gain of $88,000 for each of the three months ended July 31, 2008 and 2007. In the fiscal year 2008 period, deferred gain income was offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain business interruption costs and foreign currency exchange losses. Other insignificant income and expense items are also recorded under this caption.

12 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net (Loss) income

Three months ended July 31,
2008	2007	Change
$(773)	$1,380	$(2,153)	(156)%

Net loss for the three months ended July 31, 2008, resulted from the decrease in sales and the higher engineering and production costs on certain satellite programs as discussed above. The fiscal year 2008 results were positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion which offset the prior year quarter’s operating loss. The Company expects to realize improved gross and operating margins in the subsequent quarters of fiscal year 2009 and anticipates that it will report a profit for the full year.

Income Taxes

The Company is subject to taxation in several countries as well as the states of New York and California. The statutory federal rates vary from 34% in the United States to 35% in Europe. The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed. In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. As of April 30, 2008, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.2 million, which will offset future taxable income. The Company’s effective tax rate for fiscal year 2008 was higher than in prior years as a result of the gain recognized on the Morion transaction. The Company’s tax basis in its Morion investment was less than its book basis resulting in greater taxable income than that recorded for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $59 million at July 31, 2008, which is comparable to working capital at April 30, 2008. Included in working capital at July 31, 2008 is $14.4 million of cash, cash equivalents and marketable securities which are offset by $6.5 million in borrowings under its bank line of credit. The Company’s current ratio at July 31, 2008 is 5.4 to 1.

For the three months ended July 31, 2008, the Company used $2.1 million in cash from operating activities compared to $4.4 million used by operations in the comparable fiscal year 2008 period. The primary uses of cash in the fiscal year 2009 period were due to the growth in accounts receivable, acquisition of additional parts inventory to support current and anticipated programs. In the three month period ended July 31, 2007, the decrease in operating cash flow was due primarily to increases in unbilled accounts receivable, inventory and payments against accounts payable. For the balance of fiscal year 2009, the Company expects to generate positive cash flow from operating activities, particularly as billing milestones are achieved on certain of its large satellite production contracts.

Net cash used in investing activities for the three months ended July 31, 2008, was $6.7 million compared to cash provided by investing activities of $4.9 million for the same period of fiscal year 2008. During the fiscal year 2009 period, the Company invested $6.6 million in marketable securities and acquired additional fixed assets for $111,000. In the first quarter of the prior year, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion. This cash inflow was partially offset by fixed asset acquisitions of $559,000 and the purchase of marketable securities for $174,000. The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2009 are expected to aggregate approximately $3.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

13 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash provided by financing activities for the three months ended July 31, 2008, was $1.3 million compared to $629,000 during the comparable fiscal year 2008 period. During the first quarter of fiscal year 2009, the Company borrowed $1.5 million against its line of credit, made principle payments of $52,000 against a long-term capital lease and reacquired capital stock for treasury in the approximate amount of $100,000. During the three months ended July 31, 2007, the Company paid a cash dividend of $869,000 which was offset by $1.5 million borrowed under its line of credit.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. During the quarter ended July 31, 2008, the Company acquired 18,000 shares of its stock under this authorization. The average price paid per share was $5.57. Subsequent to the end of the quarter, the Company acquired an additional 659,651 shares at an average price of $4.34. With these purchases, the Company has acquired approximately $4 million of its common stock.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability. During fiscal year 2009, the Company intends to make investments in more efficient product designs, automatic test equipment, employee training and improved manufacturing processes. For the current fiscal year and for the foreseeable future, the Company has been awarded several cost-plus-fee development contracts for satellite payloads. Such customer-funded programs will enable the Company to conduct important development activities but will be reimbursed for its efforts. Thus, the Company expects to spend its own funds at a lower rate than it has historically to achieve its development goals. Internally generated cash will be adequate to fund these internal research and development efforts.

As of July 31, 2008, the Company's consolidated backlog amounted to approximately $36 million. Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2009. Included in the backlog at July 31, 2008 is approximately $7 million under cost plus fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

14 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2008, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2008. The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of our internal controls within the prescribed timeframe. As a result, as of July 31, 2008, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer. The lack of documentation and testing of these subsidiaries constitutes a material weakness. In order to remediate this material weakness, management will continue to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year. During fiscal year 2009, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries. If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

15 of 17

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending July 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 15, 2008	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

17 of 17