Form 10-Q
period 2008-10-31
FREQUENCY ELECTRONICS INC
filed 2008-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2008

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

Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 10, 2008 – 8,073,016

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - October 31, 2008 and April 30, 2008	3

Condensed Consolidated Statements of Operations Six Months Ended October 31, 2008 and 2007	4

Condensed Consolidated Statements of Operations Three Months Ended October 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 4T- Controls and Procedures	17-18

Part II. Other Information:

Items 1, 1A, 2, 3 and 5 are omitted because they are not applicable

Item 4 - Submission of Matters to a Vote of Security Holders	18

Item 6 - Exhibits	18

Signatures	19

Exhibits	20-23

2 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2008	2008
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$3,886	$11,029
Marketable securities	9,420	4,414
Accounts receivable, net of allowance for doubtful accounts of $185 at October 31 and April 30, 2008	13,488	10,271
Costs and estimated earnings in excess of billings	4,307	9,556
Inventories	29,486	30,218
Deferred income taxes	4,193	3,974
Income taxes receivable	827	151
Prepaid expenses and other	1,183	1,371
Total current assets	66,790	70,984
Property, plant and equipment, at cost, less accumulated depreciation and amortization	8,663	9,531
Deferred income taxes	3,023	2,990
Goodwill and other intangible assets, net	311	405
Cash surrender value of life insurance and cash held in trust	7,923	7,671
Investments in and loans receivable from affiliates	4,208	4,522
Other assets	817	817
Total assets	$91,735	$96,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$5,796	$5,168
Accounts payable – trade	1,575	2,215
Accrued liabilities and other	4,135	4,694
Total current liabilities	11,506	12,077
Lease obligation – noncurrent	799	911
Deferred compensation	9,719	9,467
Deferred gain and other liabilities	624	855
Total liabilities	22,648	23,310
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	48,671	48,213
Retained earnings	11,892	13,558
	69,727	70,935
Common stock reacquired and held in treasury -at cost, 1,047,999 shares at October 31, 2008 and 427,366 shares at April 30, 2008	(5,014)	(2,175)
Accumulated other comprehensive income	4,374	4,850
Total stockholders' equity	69,087	73,610
Total liabilities and stockholders' equity	$91,735	$96,920

See accompanying notes to condensed consolidated financial statements.

3 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,
(Unaudited)

	2008	2007
	(In thousands except per share data)

Revenues	$27,089	$33,051
Cost of revenues	21,183	23,110
Gross margin	5,906	9,941

Selling and administrative expenses	5,951	6,371
Research and development expense	2,239	3,986
Operating loss	(2,284)	(416)

Other income (expense):
Investment income	367	3,763
Equity loss	(308)	(145)
Interest expense	(193)	(291)
Other income, net	75	82
(Loss) Income before (benefit) provision for income taxes	(2,343)	2,993
(Benefit) Provision for income taxes	(677)	1,204
Net (loss) income	$(1,666)	$1,789

Net (loss) income per common share
Basic	$(0.20)	$0.21
Diluted	$(0.20)	$0.20

Weighted average shares outstanding
Basic	8,523,187	8,697,080
Diluted	8,523,187	8,783,792

See accompanying notes to consolidated condensed financial statements.

4 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,
(Unaudited)

	2008	2007
	(In thousands except per share data)

Revenues	$14,026	$17,494
Cost of revenues	11,311	12,024
Gross margin	2,715	5,470

Selling and administrative expenses	2,835	3,285
Research and development expense	874	1,809
Operating (loss) profit	(994)	376

Other income (expense):
Investment income	209	520
Equity (loss) income	(345)	(65)
Interest expense	(110)	(160)
Other income, net	(6)	82
(Loss) Income before (benefit) provision for income taxes	(1,246)	753
(Benefit) Provision for income taxes	(352)	344
Net (loss) income	$(894)	$409

Net (loss) income per common share
Basic	$(0.11)	$0.05
Diluted	$(0.11)	$0.05

Weighted average shares outstanding
Basic	8,304,288	8,699,133
Diluted	8,304,288	8,783,992

See accompanying notes to condensed consolidated financial statements.

5 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(1,666)	$1,789
Non-cash (income) charges to earnings, net	2,552	(821)
Net changes in operating assets and liabilities	(420)	(3,553)
Net cash provided by (used in) operating activities	466	(2,585)

Cash flows from investing activities:
Proceeds from sale of marketable securities and investments	1,036	7,161
Purchase of marketable securities	(6,594)	(174)
Purchase of fixed assets	(293)	(1,297)
Net cash (used in) provided by investing activities	(5,851)	5,690

Cash flows from financing activities:
Proceeds from short-term credit obligations	1,500	3,500
Debt payments	(1,106)	-
Payment of cash dividend	-	(869)
Proceeds from stock option exercises	-	81
Purchase of stock for treasury	(2,974)	(233)
Net cash (used in) provided by financing activities	(2,580)	2,479

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(7,965)	5,584

Effect of exchange rate changes on cash and cash equivalents	822	746

Net (decrease) increase in cash and cash equivalents	(7,143)	6,330

Cash and cash equivalents at beginning of period	11,029	1,336

Cash and cash equivalents at end of period	$3,886	$7,666

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$159	$133
Income Taxes	-	$425

See accompanying notes to condensed consolidated financial statements.

6 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2008 and the results of its operations and cash flows for the six and three months ended October 31, 2008 and 2007.  The April 30, 2008 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2008	2007	2008	2007
Basic EPS Shares outstanding (weighted average)	8,523,187	8,697,080	8,304,288	8,699,133
Effect of Dilutive Securities	***	86,712	***	84,859
Diluted EPS Shares outstanding	8,523,187	8,783,792	8,304,288	8,783,992

***	Dilutive securities are excluded for the six and three-month periods ended October 31, 2008 since the inclusion of such shares would be antidilutive due to the net loss for the periods then ended.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options in the computation of earnings per share would have been antidilutive.  The number of excluded options were:

	Six months		Three months
	Periods ended October 31,
	2008	2007	2008	2007
Outstanding Options excluded	1,155,094	949,425	1,155,094	952,425

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At October 31, 2008 and April 30, 2008 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $4,307,000 and $9,556,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates.  Such amounts are billed pursuant to contract terms.  During the six and three months ended October 31, 2008, the revenue recognized under percentage of completion contracts was $9.6 million and $4.8 million, respectively.  For the same periods of fiscal year 2008, the Company recognized percentage of completion revenue of $14.8 million and $8.3 million, respectively.

7 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $6,740,000 and $6,206,000 at October 31, 2008 and April 30, 2008, respectively, consist of the following:

	October 31, 2008	April 30, 2008
	(In thousands)

Raw materials and Component parts	$14,071	$12,523
Work in progress	12,071	13,938
Finished Goods	3,344	3,757
	$29,486	$30,218

As of October 31, 2008 and April 30, 2008, approximately $22.0 million and $22.9 million, respectively, of total inventory is located in the United States, approximately $6.1 million and $5.8 million, respectively, is located in Belgium and $1.4 million and $1.5 million, respectively, is located in China.

NOTE E – COMPREHENSIVE INCOME

For the six months ended October 31, 2008 and 2007, comprehensive income (loss) is composed of (in thousands):

	Six months ended October 31,
	2008	2007
Net (loss) income	$(1,666)	$1,789
Foreign currency translation adjustment	(134)	1,510
Change in valuation allowance on marketable securities	(570)	(114)
Plus deferred tax effect of change in valuation allowance	228	46
Comprehensive (loss) income	$(2,142)	$3,231

NOTE F – TREASURY STOCK TRANSACTIONS

On September 11, 2008, the Company announced that it had acquired 615,000 shares of its outstanding common stock in a block transaction with what had been its largest institutional shareholder.  The Company paid approximately $2.6 million for these shares.  Coupled with other purchases of common stock during the six month period ended October 31, 2008, the Company acquired a total of 677,651 shares at an average price per share of $4.39.  Subsequent to October 31, 2008, the Company acquired an additional 43,000 shares at an average price per share of $2.85.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  Offsetting the treasury stock purchases, the Company contributed 57,018 shares to the profit sharing plan and trust under section 401(k) of the Internal Revenue Code for the benefit of the Company’s employees.

NOTE G – SEGMENT INFORMATION

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

8 of 19

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2008	2007	2008	2007
Revenues:
FEI-NY	$18,633	$25,372	$9,788	$13,607
Gillam-FEI	5,301	4,749	2,683	2,461
FEI-Zyfer	4,127	4,291	1,824	2,269
less intersegment revenues	(972)	(1,361)	(269)	(843)
Consolidated revenues	$27,089	$33,051	$14,026	$17,494

Operating (loss) profit:
FEI-NY	$(1,780)	$(46)	$(552)	$495
Gillam-FEI	(10)	(187)	45	(44)
FEI-Zyfer	(282)	93	(356)	90
Corporate	(212)	(276)	(131)	(165)
Consolidated operating (loss) profit	$(2,284)	$(416)	$(994)	$376

	October 31, 2008	April 30, 2008
Identifiable assets:
FEI-NY	$50,817	$54,522
Gillam-FEI	18,019	18,611
FEI-Zyfer	6,132	6,538
less intercompany balances	(17,097)	(17,786)
Corporate	33,864	35,035
Consolidated Identifiable Assets	$91,735	$96,920

NOTE H – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the six and three month periods ended October 31, 2008 and 2007, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under a convertible note receivable.  The table below summarizes these transactions:

	Six months		Three months
	Periods ended October 31,
	2008	2007	2008	2007
	(in thousands)
Purchases from:
Elcom	$113	$394	$38	$135
Morion	469	369	179	177
Sales to:
Elcom	$25	$-	$11	$-
Morion	50	114	32	13
Interest on Elcom note receivable	$38	$61	$19	$30

9 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the second quarter of fiscal 2009, the Company repurchased from Elcom 29,651 shares of the Company’s outstanding common stock at an aggregate cost of approximately $150,000.  The amount paid was at the market value of the Company’s common stock on the date of purchase.

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

During calendar year 2008, the FASB issued FASB Staff Positions (“FSP FAS”) 157-1, 157-2, and 157-3.  FSP FAS 157-1 amends FAS 157 to exclude FAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, FSP FAS 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and FSP FAS 157-3 clarifies how the fair value of a financial asset is determined when the market for that financial asset is inactive.

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

10 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“FAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110”) to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment.  SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007.  The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

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

Revenue Recognition

Revenues under long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and updating estimated costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known.  Provisions for anticipated losses on contracts are made in the period in which they become determinable.

11 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

On production-type contracts, revenue is recorded as units are delivered with the related cost of revenues recognized on each shipment based upon a percentage of estimated final program costs.  Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required.  Provisions for anticipated losses on contracts are made in the period in which they become determinable.

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or nonlong-term contracts or orders in the FEI-NY segment, revenues of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

Costs and Expenses

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are charged to expense as incurred.

Inventory

Inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory reserves are established for slow-moving and obsolete items and are based upon management’s experience and expectations for future business.  Any changes in reserves are reflected in cost of revenues in the period the revision is made.

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2009 and 2008 the percentage of consolidated Revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2008	2007	2008	2007
Revenues
FEI-NY	68.8%	76.8%	69.8%	77.8%
Gillam-FEI	19.6	14.4	19.1	14.0
FEI-Zyfer	15.2	13.0	13.0	13.0
Less intersegment revenues	(3.6)	(4.2)	(1.9)	(4.8)
	100.0	100.0	100.0	100.0
Cost of revenues	78.2	69.9	80.6	68.7
Gross Margin	21.8	30.1	19.4	31.3
Selling and administrative expenses	21.9	19.3	20.2	18.8
Research and development expenses	8.3	12.1	6.2	10.4
Operating (Loss) Profit	(8.4)	(1.3)	(7.0)	2.1
Other income (expense), net	(0.2)	10.3	(1.8)	2.2
Pretax (Loss) Income	(8.6)	9.0	(8.8)	4.3
(Benefit) Provision for income taxes	(2.5)	3.6	(2.5)	2.0
Net (Loss) Income	(6.1)%	5.4%	(6.3)%	2.3%

12 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues

	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2008	2007	Change		2008	2007	Change
FEI-NY	$18.6	$25.4	$(6.8)	(27)%	$9.8	$13.6	$(3.8)	(28)%
Gillam-FEI	5.3	4.7	0.6	12%	2.7	2.5	0.2	9%
FEI-Zyfer	4.1	4.3	(0.2)	(4)%	1.8	2.2	(0.4)	(20)%
Intersegment revenues	(0.9)	(1.4)	0.5		(0.3)	(0.8)	0.5
	$27.1	$33.0	$(5.9)	(18)%	$14.0	$17.5	$(3.5)	(20)%

The decrease in revenues for the six and three month periods ended October 31, 2008 compared to the same periods of fiscal year 2008, was primarily the result of lower revenues from commercial satellite payload programs recorded in the FEI-NY segment.  Satellite revenues were reduced as a consequence of higher than anticipated levels of engineering and manufacturing costs which were incurred in the fourth quarter of fiscal year 2008 and carried over into the fiscal year 2009 periods.  These additional costs reduced the expected gross margins of these programs on which revenue is recognized on the percentage of completion basis.  Revenues from telecommunication customers which are recorded in each of the Company’s operating segments and revenues from non-space U.S. Government customers which are recorded in the FEI-NY and FEI-Zyfer segments, were essentially flat year over year.  During the remainder of fiscal year 2009, the Company expects revenues from U.S. Government satellite programs to increase from current levels as a result of recent contract awards and expectations for additional contract awards during this fiscal year.  However, commercial satellite revenue is expected to continue to decline as operators deal with tight credit conditions.  Telecommunication infrastructure revenues and sales to non-space U.S. Government programs are expected to increase over the balance of fiscal year 2009.

Gross margin

	Six months				Three months
	Periods ended October 31,
	2008	2007	Change		2008	2007	Change
	$5,906	$9,941	$(4,035)	(41)%	$2,715	$5,470	$(2,755)	(50)%
GM Rate	21.8%	30.1%			19.4%	31.3%

The 41% and 50% decreases in gross margin for the six and three months ended October 31, 2008, respectively, is due primarily to lower revenues and higher levels of engineering and manufacturing costs on certain satellite payload programs that the Company began to experience in late fiscal year 2008.  The gross margin rates of 21.8% and 19.4% for the six and three-month periods ended October 31, 2008, respectively, also reflect the impact of recording higher reserves for slow moving inventory.  Such reserve increases reduced gross margins by approximately 2% and 3.5%, respectively.  With the completion of the challenging satellite programs in fiscal year 2009, the Company anticipates that its gross margin rate will improve.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2008	2007	Change		2008	2007	Change
$5,951	$6,371	$(420)	(7)%	$2,835	$3,285	$(450)	(14)%

For the six and three months ended October 31, 2008, selling and administrative expenses were 21.9% and 20.2%, respectively, of consolidated revenues.  This is compared to 19.3% and 18.8%, respectively, for the same periods of fiscal year 2008.  The Company’s target for such expenses is not to exceed 20% of revenues.  In the fiscal year 2009 periods, this ratio was not achieved due to a lower level of revenues and increases in professional fees and certain marketing expenses.  These increases were offset by decreases in personnel costs including reduced incentive compensation and decreased employee benefits resulting from a lower headcount.  In subsequent quarters of fiscal year 2009, the Company expects selling and administrative expenses to be incurred at 20% or less of revenues both by controlling costs as well as increasing revenues.

13 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Six months				Three months
Periods ended October 31,
2008	2007	Change		2008	2007	Change
$2,239	$3,986	$(1,747)	(44)%	$874	$1,809	$(935)	(52)%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the six and three-month periods ended October 31, 2008, was 8.3% and 6.2% of revenues, respectively, compared to 12.1% and 10.4% of revenues for the same periods of fiscal year 2008, respectively.  The decreased spending in fiscal year 2009 is a result of many of the Company’s development resources being applied to certain cost-plus-fee satellite payload programs.  As a consequence, some of the Company’s development expenditures will be customer-funded and the costs will appear in cost of revenues, thus reducing the level of internal research and development spending.  In the six and three-month periods ended October 31, 2007, the Company incurred exceptional levels of engineering spending and development work on its satellite payload products.  This effort abated throughout fiscal year 2008.  The Company targets research and development spending at approximately 10% of revenues, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Loss

Six months				Three months
Periods ended October 31,
2008	2007	Change		2008	2007	Change
$(2,284)	$(416)	$(1,868)	(449)%	$(994)	$376	$(1,370)	NM

Lower revenues, the continuing level of engineering and manufacturing effort related to satellite payload programs and recording a higher level of inventory reserves resulted in operating losses for the six and three-month periods ended October 31, 2008, compared to the same periods of fiscal year 2008.  The Company anticipates that as the gross margin rate improves and as revenues increase from current levels, that it will generate an operating profit for the second half of fiscal year 2009.

Other income (expense)

	Six months					Three months
	Periods ended October 31,
	2008		2007	Change		2008	2007	Change
Investment income		$367	$3,763	$(3,396)	(90)%	$209	$520	$(311)	(60)%
Equity (loss)		(308)	(145)	(163)	(112)%	(345)	(65)	(280)	(431)%
Interest expense		(193)	(291)	98	34%	(110)	(160)	50	31%
Other income, net		75	82	(7)	(9)%	(6)	82	(88)	(107)%
	$	(59)	$3,409	$(3,468)	(102)%	$(252)	$377	$(629)	(167)%

During the six months ended October 31, 2007, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a Russian government majority-owned bank.  The Company received proceeds of approximately $5.8 million and realized a book gain of approximately $3.0 million.  Such gain was included in investment income for the first quarter of fiscal year 2008.  Comparable gains were not recorded during the fiscal year 2009 periods.  In addition, investment income was reduced in the fiscal year 2009 period due to a lower level of marketable securities than in the same periods of the prior year.

The equity loss in the fiscal year 2009 and 2008 periods represent the Company’s share of the quarterly loss recorded by Elcom Technologies in which the Company owns a 25% interest.

14 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The decrease in interest expense for the six and three month periods ended October 31, 2008, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the same periods ended October 31, 2007.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term.  Under the caption “Other income, net” the Company recognized deferred gain of $177,000 and $88,000 for the six and three months ended October 31, 2008 and 2007, respectively.  These gains were partially offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain foreign currency exchange losses, settlement of European insurance claims and business interruption costs.  Other insignificant income and expense items are also recorded under this caption.

Net (Loss) income

Six months				Three months
Periods ended October 31,
2008	2007	Change		2008	2007	Change
$(1,666)	$1,789	$(3,455)	NM	$(894)	$409	$(1,303)	NM

Net loss for the six and three month periods ended October 31, 2008, resulted from the decrease in revenues, the higher engineering and production costs on certain satellite programs and increases to inventory reserves as discussed above.  The fiscal year 2008 results were positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion.  The Company expects to realize improved gross and operating margins in the remaining quarters of fiscal year 2009 and anticipates that it will report a profit for the second half of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $55 million at October 31, 2008, which is compared to working capital of $59 million at April 30, 2008.  Included in working capital at October 31, 2008 is $13.3 million of cash, cash equivalents and marketable securities which are offset by $5.6 million in borrowings under its bank line of credit.  The Company’s current ratio at October 31, 2008 is 5.8 to 1.

For the six months ended October 31, 2008, the Company had positive cash flow from operating activities of $466,000 compared to $2.6 million used by operations in the comparable fiscal year 2008 period.  The primary source of cash in the fiscal year 2009 period was the collection of accounts receivable.  As the Company achieved milestones on certain large satellite programs, it was contractually permitted to issue invoices to its customers, much of which was collected by the end of the fiscal quarter.  In the six month period ended October 31, 2007, the decrease in operating cash flow was due primarily to increases in unbilled accounts receivable, inventory and payments against accounts payable.  For the balance of fiscal year 2009, the Company expects to generate positive cash flow from operating activities, particularly as additional billing milestones are achieved on certain of its large satellite production contracts.

15 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash used in investing activities for the six months ended October 31, 2008, was $5.9 million compared to cash provided by investing activities of $5.7 million for the same period of fiscal year 2008.  During the fiscal year 2009 period, the Company invested $5.6 million in marketable securities, net of $1.0 million in proceeds from the sale of certain marketable securities, and acquired additional fixed assets for $293,000.  In the prior fiscal year, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion and the net proceeds from the redemption and purchase of marketable securities for $1.3 million.  This cash inflow was partially offset by fixed asset acquisitions of $1.3 million.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Capital equipment purchases for all of fiscal year 2009 are expected to aggregate approximately $2.0 million.  Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the six months ended October 31, 2008, was $2.6 million compared to cash provided by financing activities of $2.5 million during the comparable fiscal year 2008 period.  During the first six months of fiscal year 2009, the Company repurchased over 677,000 shares of its common stock at an average per share price of $4.39, or approximately $3.0 million, compared to treasury stock purchases of $233,000 for the same period of fiscal year 2008.  During fiscal year 2009, the Company had net borrowings of $0.5 million against its line of credit and made principle payments of $106,000 against a long-term capital lease.  During the six months ended October 31, 2007, the Company paid a cash dividend of $869,000 which was offset by $3.5 million borrowed under its line of credit.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  Subsequent to the end of the current quarter, the Company acquired approximately 43,000 shares at an average price of $2.85.  Including these purchases, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, wireless networks and wireline communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2009, the Company intends to make investments in more efficient product designs, automatic test equipment, employee training and improved manufacturing processes.  For the current fiscal year and for the foreseeable future, the Company has been awarded several cost-plus-fee development contracts for satellite payloads.  Such customer-funded programs will enable the Company to conduct important development activities and the Company will be reimbursed by its customers for its efforts.  Thus, the Company expects to spend its own funds at a lower rate than it has historically to achieve its development goals.  Internally generated cash will be adequate to fund these internal research and development efforts.

As of October 31, 2008, the Company's consolidated backlog amounted to approximately $36 million.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2008 is approximately $7.3 million under cost plus fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

16 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4T.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2008, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2008.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of our internal controls within the prescribed timeframe.  As a result, as of October 31, 2008, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer.  The lack of documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, management expects to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year.  During fiscal year 2009, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries.  If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

Due to the Company’s small size and lack of resources and staffing, the Chief Financial Officer is actively involved in the preparation of the financial statements and therefore, cannot provide an independent review and quality assurance function within the accounting and financial reporting group.

17 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending October 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEMS 1, 1A, 2, 3 and 5 are omitted because they are not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

On October 7, 2008, at the Annual Meeting of Stockholders, the following matters were approved by the shareholders of the Company:

1.	Election of the following six directors:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES
Joseph P. Franklin	5,345,939	2,676,708	0
Martin B. Bloch	5,422,403	2,600,244	0
Joel Girsky	6,486,644	1,536,003	0
E. Donald Shapiro	7,456,138	566,509	0
S. Robert Foley, Jr.	7,425,696	596,951	0
Richard Schwartz	7,463,111	559,536	0

2.	Ratification of the appointment of Eisner LLP as independent auditors for fiscal year 2009. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,901,578	119,131	1,938	0

ITEM 6 - Exhibits

31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

18 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: December 15, 2008	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

19 of 19