Form 10-Q
period 2009-01-31
FREQUENCY ELECTRONICS INC
filed 2009-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2009

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

Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2009 – 8,105,628

1 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Part I. Financial Information:	Page No.

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
January 31, 2009 and April 30, 2008	3

Condensed Consolidated Statements of Operations
Nine months Ended January 31, 2009 and 2008	4

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows
Nine months Ended January 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	11-16

Item 4T- Controls and Procedures	17-18

Part II. Other Information:

Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

Item 6 - Exhibits	18

Signatures	19

Exhibits	20-23
2 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________

	January 31,	April 30,
	2009	2008
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$3,274	$11,029
Marketable securities	9,830	4,414
Accounts receivable, net of allowance for doubtful accounts
of $178 at January 31, 2009 and $185 at April 30, 2008	13,913	10,271
Costs and estimated earnings in excess of billings	1,997	9,556
Inventories	30,219	30,218
Deferred income taxes	4,079	3,974
Income taxes receivable	800	151
Prepaid expenses and other	976	1,371
Total current assets	65,088	70,984
Property, plant and equipment, at cost,
less accumulated depreciation and amortization	8,244	9,531
Deferred income taxes	3,032	2,990
Goodwill and other intangible assets, net	264	405
Cash surrender value of life insurance and cash held in trust	8,047	7,671
Investments in and loans receivable from affiliates	4,397	4,522
Other assets	817	817
Total assets	$89,889	$96,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$1,326	$5,168
Accounts payable - trade	3,508	2,215
Accrued liabilities and other	5,075	4,694
Total current liabilities	9,909	12,077
Lease obligation – noncurrent	741	911
Deferred compensation	9,836	9,467
Deferred gain and other liabilities	580	855
Total liabilities	21,066	23,310
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	48,830	48,213
Retained earnings	11,991	13,558
	69,985	70,935
Common stock reacquired and held in treasury
-at cost, 1,058,311 shares at January 31, 2009
and 427,366 shares at April 30, 2008	(5,060)	(2,175)
Accumulated other comprehensive income	3,898	4,850
Total stockholders' equity	68,823	73,610
Total liabilities and stockholders' equity	$89,889	$96,920

See accompanying notes to condensed consolidated financial statements.

3 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine months Ended January 31,
(Unaudited)

	2009	2008
	(In thousands except per share data)
Revenues	$40,297	$50,105
Cost of revenues	30,932	34,710
Gross margin	9,365	15,395
Selling and administrative expenses	8,797	9,480
Research and development expense	3,068	5,526
Operating (loss) income	(2,500)	389

Other income (expense):
Investment income	526	3,965
Equity loss	(100)	(17)
Interest expense	(269)	(402)
Other income, net	80	449
(Loss) Income before (benefit) provision for income taxes	(2,263)	4,384
(Benefit) Provision for income taxes	(696)	1,837
Net (loss) income	$(1,567)	$2,547

Net (loss) income per common share
Basic	$(0.19)	$0.29
Diluted	$(0.19)	$0.29

Weighted average shares outstanding
Basic	8,381,424	8,702,755
Diluted	8,381,424	8,782,763

See accompanying notes to consolidated condensed financial statements.

4 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended January 31,
(Unaudited)

	2009	2008
	(In thousands except per share data)
Revenues	$13,208	$17,055
Cost of revenues	9,749	11,600
Gross margin	3,459	5,455
Selling and administrative expenses	2,845	3,109
Research and development expense	829	1,541
Operating (loss) income	(215)	805

Other income (expense):
Investment income	159	202
Equity income	208	128
Interest expense	(76)	(110)
Other income, net	4	366
Income before (benefit) provision for income taxes	80	1,391
(Benefit) Provision for income taxes	(19)	633
Net income	$99	$758

Net income per common share
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

Weighted average shares outstanding
Basic	8,097,899	8,714,104
Diluted	8,097,899	8,780,308

See accompanying notes to condensed consolidated financial statements.

5 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months Ended January 31,
(Unaudited)

	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,567)	$2,547
Non-cash (income) charges to earnings, net	3,717	(473)
Net changes in operating assets and liabilities	3,184	(6,028)
Net cash provided by (used in) operating activities	5,334	(3,954)

Cash flows from investing activities:
Proceeds from sale of marketable securities
and investments	1,036	13,241
Purchase of marketable securities	(6,599)	(2,099)
Purchase of fixed assets	(423)	(1,482)
Net cash (used in) provided by investing activities	(5,986)	9,660

Cash flows from financing activities:
Proceeds from short-term credit obligations	2,500	500
Debt payments	(6,663)	(18)
Payment of cash dividend	-	(1,748)
Proceeds from stock option exercises	-	157
Purchase of stock for treasury	(3,106)	(233)
Net cash used in financing activities	(7,269)	(1,342)

Net (decrease) increase in cash and cash equivalents
before effect of exchange rate changes	(7,921)	4,364

Effect of exchange rate changes
on cash and cash equivalents	166	973

Net (decrease) increase in cash and cash equivalents	(7,755)	5,337

Cash and cash equivalents at beginning of period	11,029	1,336

Cash and cash equivalents at end of period	$3,274	$6,673

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$201	$386
Income Taxes	-	$940

See accompanying notes to condensed consolidated financial statements.

6 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2009 and the results of its operations and cash flows for the nine and three months ended January 31, 2009 and 2008.  The April 30, 2008 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
		Periods ended January 31,
	2009	2008	2009	2008
Basic EPS Shares outstanding
(weighted average)	8,381,424	8,702,755	8,097,899	8,714,104
Effect of Dilutive Securities	***	80,008	***	66,204
Diluted EPS Shares outstanding	8,381,424	8,782,763	8,097,899	8,780,308

***Dilutive securities are excluded for the nine and three months ended January 31, 2009 since the inclusion of such shares would be antidilutive.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options in the computation of earnings per share would have been antidilutive.  The number of excluded options were:

	Nine months		Three months
		Periods ended January 31,
	2009	2008	2009	2008
Outstanding Options excluded	1,073,719	850,675	1,073,719	1,063,175

During the three-month period ended January 31, 2009, the Company granted Stock Appreciation Rights (“SARS”) to officers, directors and employees of the Company based on 88,000 shares of Company common stock.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At January 31, 2009 and April 30, 2008 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $1,997,000 and $9,556,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates.  Such amounts are billed pursuant to contract terms.  During the nine and three months ended January 31, 2009, the revenue recognized under percentage of completion contracts was $14.6 million and $5.1 million, respectively.  For the same periods of fiscal year 2008, the Company recognized percentage of completion revenue of $21.2 million and $6.4 million, respectively.

7 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $7,036,000 and $6,206,000 at January 31, 2009 and April 30, 2008, respectively, consist of the following:

	January 31, 2009	April 30, 2008
	(In thousands)
Raw materials and Component parts	$15,138	$12,523
Work in progress	11,986	13,938
Finished Goods	3,095	3,757
	$30,219	$30,218

As of January 31, 2009 and April 30, 2008, approximately $20.9 million and $22.9 million, respectively, of total inventory is located in the United States, approximately $7.9 million and $5.8 million, respectively, is located in Belgium and approximately $1.4 million and $1.5 million, respectively, is located in China.

NOTE E – COMPREHENSIVE (LOSS) INCOME

For the nine months ended January 31, 2009 and 2008, comprehensive income (loss) is composed of:

	Nine months ended January 31,
	(in thousands)
	2009	2008
Net (loss) income	$(1,567)	$2,547
Foreign currency translation adjustment	(854)	1,695
Change in market value of marketable securities	(163)	(190)
Deferred tax effect of change in market value of
marketable securities	65	76
Comprehensive (loss) income	$(2,519)	$4,128

NOTE F – TREASURY STOCK TRANSACTIONS

On September 11, 2008, the Company announced that it had acquired 615,000 shares of its outstanding common stock in a block transaction with what had been its largest institutional shareholder.  The Company paid approximately $2.6 million for these shares.  Coupled with other purchases of common stock during the nine month period ended January 31, 2009, the Company acquired a total of 724,632 shares at an average price per share of $4.29.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  Offsetting the treasury stock transactions, the Company contributed 93,687 shares to the profit sharing plan and trust under section 401(k) of the Internal Revenue Code for the benefit of the Company’s employees.

NOTE G – SEGMENT INFORMATION

The Company operates under three reportable segments:
(1)
FEI-NY – consists principally of precision time and frequency control products used in three principal markets: communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations; and other components and systems for the U.S. military.

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
		Periods ended January 31,
	2009	2008	2009	2008
Revenues:
FEI-NY	$28,104	$37,175	$9,471	$11,803
Gillam-FEI	7,708	8,058	2,407	3,308
FEI-Zyfer	6,243	6,733	2,116	2,442
less intersegment revenues	(1,758)	(1,861)	(786)	(498)
Consolidated revenues	$40,297	$50,105	$13,208	$17,055

Operating (loss) income:
FEI-NY	$(1,748)	$471	$33	$517
Gillam-FEI	(55)	(109)	(45)	78
FEI-Zyfer	(419)	410	(137)	317
Corporate	(278)	(383)	(66)	(107)
Consolidated operating (loss) income	$(2,500)	$389	$(215)	$805

	January 31, 2009	April 30, 2008
Identifiable assets:
FEI-NY	$47,393	$54,522
Gillam-FEI	19,424	18,611
FEI-Zyfer	7,062	6,538
less intercompany balances	(16,928)	(17,786)
Corporate	32,938	35,035
Consolidated Identifiable Assets	$89,889	$96,920

NOTE H – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the nine and three month periods ended January 31, 2009 and 2008, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under a convertible note receivable.  The table below summarizes these transactions:

	Nine months		Three months
		Periods ended January 31,
	2009	2008	2009	2008
		(in thousands)
Purchases from:
Elcom	$249	$577	$136	$184
Morion	814	399	345	31
Sales to:
Elcom	$62	$-	$37	$-
Morion	98	152	48	38
Interest on Elcom note receivable	$53	$89	$16	$28

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

In December 2007, the FASB issued Statements No. 141(R), “Business Combinations”, and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The adoption of these statements will change the Company’s accounting treatment for business combinations on a prospective basis but will have no impact on the Company’s current financial statements.

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

10 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“FAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination.

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

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or orders in the FEI-NY segment which are not long-term contracts, revenues on products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2009 and 2008 the percentage of consolidated Revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
		Periods ended January 31,
	2009	2008	2009	2008
Revenues
FEI-NY	69.7%	74.2%	71.7%	69.2%
Gillam-FEI	19.1	16.1	18.2	19.4
FEI-Zyfer	15.5	13.4	16.0	14.3
Less intersegment revenues	(4.3)	(3.7)	(5.9)	(2.9)
	100.0	100.0	100.0	100.0
Cost of revenues	76.8	69.3	73.8	68.0
Gross Margin	23.2	30.7	26.2	32.0
Selling and administrative expenses	21.8	18.9	21.5	18.3
Research and development expenses	7.6	11.0	6.3	9.0
Operating (Loss) Income	(6.2)	0.8	(1.6)	4.7
Other income, net	0.6	8.0	2.2	3.4
Pretax (Loss) Income	(5.6)	8.8	0.6	8.1
(Benefit) Provision for income taxes	(1.7)	3.7	(0.1)	3.7
Net (Loss) Income	(3.9)%	5.1%	0.7%	4.4%

12 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues	(in millions)
	Nine months				Three months
	Periods ended January 31,
Segment	2009	2008	Change		2009	2008	Change
FEI-NY	$28.1	$37.2	$(9.1)	(24%)	$9.5	$11.8	$(2.3)	(20%)
Gillam-FEI	7.7	8.1	(0.4)	(4%)	2.4	3.3	(0.9)	(27%)
FEI-Zyfer	6.2	6.7	(0.5)	(7%)	2.1	2.4	(0.3)	(13%)
Intersegment revenues	(1.7)	(1.9)	0.2		(0.8)	(0.5)	(0.3)
	$40.3	$50.1	$(9.8)	(20%)	$13.2	$17.0	$(3.8)	(23%)

For the nine and three month periods ended January 31, 2009, revenues declined in all major market areas and in each segment of the Company, compared to the same periods of fiscal year 2008.  Revenues from telecommunications customers, which are recorded in each of the Company’s operating segments, were 16% lower for the nine month period and 38% lower in the third quarter of fiscal year 2009 compared to the same periods of fiscal year 2008.  The Company expects wireless telecommunication revenues to remain soft for the near term but expects an increase in wireline product sales during the fourth quarter of fiscal year 2009 based on current backlog.  Revenues from satellite payloads, which are recorded in the FEI-NY segment, remained relatively constant over each of the three quarters of fiscal year 2009 but are lower by 35% and 18%, respectively, for the nine and three month periods ended January 31, 2009, compared to the same periods of fiscal year 2008.  These results reflect the conclusion of certain long-term programs and the lower level of recent contract awards partially as a result of current macroeconomic conditions.  With its current backlog and potential new contracts, the Company expects satellite payload revenue to continue at the current pace.  For the nine and three month periods ended January 31, 2009, revenues from non-space U.S. Government customers which are recorded in the FEI-NY and FEI-Zyfer segments, were lower by 9% and 23%, respectively.  This is primarily the result of temporary delays in the awarding of certain orders.  The Company anticipates that revenues for this market area will be higher in the last quarter of the current fiscal year.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2009	2008	Change		2009	2008	Change
	$9,365	$15,395	$(6,030)	(39%)	$3,459	$5,455	$(1,996)	(37%)
GM Rate	23.2%	30.7%			26.2%	32.0%

The 39% and 37% decreases in gross margin for the nine and three months ended January 31, 2009, respectively, are due primarily to lower revenues, higher levels of engineering and manufacturing costs on certain satellite payload programs that the Company began to experience in late fiscal year 2008 and higher overhead costs.  The gross margin rates of 23.2% and 26.2% for the nine and three-month periods ended January 31, 2009, respectively, also reflect the impact of recording higher reserves for slow moving inventory.  Such reserve increases reduced gross margins by approximately 3.6% and 4.9%, respectively.  With the completion of the challenging satellite programs in the first half of fiscal year 2009, the gross margin rate improved from 22% to 26%.  The Company expects the rate to continue to improve moderately based on the future revenue mix.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2009	2008	Change		2009	2008	Change
$8,797	$9,480	$(683)	(7%)	$2,845	$3,109	$(264)	(8%)

For the nine and three months ended January 31, 2009, selling and administrative expenses were 21.8% and 21.5%, respectively, of consolidated revenues.  This is compared to 18.9% and 18.3%, respectively, for the same periods of fiscal year 2008.  The Company’s target for such expenses is not to exceed 20% of revenues but this ratio was not achieved in the fiscal year 2009 periods primarily due to a lower level of revenues.  Selling and administrative expenses declined in the fiscal year 2009 periods due to decreases in personnel costs including reduced incentive compensation and decreased employee benefits resulting from a reduction in personnel.  For the balance of fiscal year 2009, the Company expects selling and administrative expenses to be incurred at approximately the same level.

13 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Nine months				Three months
Periods ended January 31,
2009	2008	Change		2009	2008	Change
$3,068	$5,526	$(2,458)	(44%)	$829	$1,541	$(712)	(46%)

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the nine and three-month periods ended January 31, 2009, was 7.6% and 6.3% of revenues, respectively, compared to 11.0% and 9.0% of revenues for the same periods of fiscal year 2008, respectively.  The decreased spending in fiscal year 2009 is a result of many of the Company’s development resources being applied to certain cost-plus-fee satellite payload programs.  As a consequence, some of the Company’s development expenditures will be customer-funded and the costs will appear in cost of revenues, thus reducing the level of internal research and development spending.  In the nine and three-month periods ended January 31, 2008, the Company incurred exceptional levels of engineering spending and development work on its satellite payload products.  This effort abated throughout fiscal year 2008.  The Company targets research and development spending at approximately 10% of revenues, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded.  The number of such projects, their size and duration can vary widely depending on the intermediate and long-term needs of the Company.  The Company expects to continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating (Loss) Income

Nine month				Three months
Periods ended January 31,
2009	2008	Change		2009	2008	Change
$(2,500)	$389	$(2,889)	NM	$(215)	$805	$(1,020)	NM

Lower revenues, the higher level of engineering and manufacturing effort related to satellite payload programs during the first half of the year, higher overhead costs and recording a higher level of inventory reserves resulted in operating losses for the nine and three-month periods ended January 31, 2009, compared to the same periods of fiscal year 2008.  Although fiscal year 2009 revenues have been relatively flat during the year, the operating loss in the third quarter has decreased significantly from the first half of the year as the Company has made adjustments to the lower level of business.  The Company anticipates that the combination of cost reductions and improving revenues will enable it to generate an operating profit in the last quarter of fiscal year 2009.

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2009	2008	Change		2009	2008	Change
Investment income	$526	$3,965	$(3,439)	(87%)	$159	$202	$(43)	(21%)
Equity (loss) income	(100)	(17)	(83)	(488%)	208	128	80	62%
Interest expense	(269)	(402)	133	33%	(76)	(110)	34	31%
Other income, net	80	449	(369)	(82%)	4	366	(362)	(99%)
	$237	$3,995	$(3,758)	(94%)	$295	$586	$(291)	(50%)

During the nine months ended January 31, 2008, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a Russian government majority-owned bank.  The Company received proceeds of approximately $5.8 million and realized a book gain of approximately $3.0 million.  Such gain was included in investment income for the first quarter of fiscal year 2008.  Comparable gains were not recorded during the fiscal year 2009 periods.  In addition, investment income from interest and dividends was reduced in the fiscal year 2009 period due to a lower level of marketable securities than in the same periods of the prior year.

14 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The equity (loss) income in the fiscal year 2009 and 2008 periods represent the Company’s share of the quarterly results recorded by Elcom Technologies in which the Company owns a 25% interest.

The decrease in interest expense for the nine and three month periods ended January 31, 2009, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the same periods ended January 31, 2008.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term.  Under the caption “Other income, net” the Company recognized deferred gain of $236,000 and $59,000 for the nine and three months ended January 31, 2009, respectively.  The deferred gain was fully amortized during the third quarter of fiscal year 2009.  In the same periods of fiscal 2008, deferred gain was $265,000 and $88,000, respectively.  These gains were partially offset by certain nonrecurring expenses at the FEI-NY and Gillam-FEI segments, including certain foreign currency exchange losses, settlement of European insurance claims and business interruption costs.  Other insignificant income and expense items are also recorded under this caption.

Net (Loss) income

Nine months				Three months
Periods ended January 31,
2009	2008	Change		2009	2008	Change
$(1,567)	$2,547	$(4,114)	NM	$99	$758	$(659)	(87%)

The decline in profitability for the nine and three month periods ended January 31, 2009, compared to the same periods of fiscal year 2008, resulted from the decrease in revenues, higher engineering and production costs on certain satellite programs, higher overhead costs and increases to inventory reserves as discussed above.  The results for the nine month period of fiscal year 2008 were positively impacted by the investment gain recorded on the sale of a portion of the Company’s investment in Morion.  The Company expects to realize improved gross and operating margins in the last quarter of fiscal year 2009.

Income Taxes

The Company is subject to taxation in several countries as well as the states of New York and California.  The statutory federal rates vary from 34% in the United States to 35% in Europe.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  As of April 30, 2008, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.2 million, which may be used to offset future taxable income.  The Company’s effective tax rate for fiscal year 2008 was higher than in prior years as a result of the gain recognized on the Morion transaction.  The Company’s tax basis in its Morion investment was less than its book basis resulting in greater taxable income than that recorded for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $55 million at January 31, 2009, which is compared to working capital of $59 million at April 30, 2008.  Included in working capital at January 31, 2009 is $13.1 million of cash, cash equivalents and marketable securities which are offset by $1.1 million in borrowings under its bank line of credit.  The Company’s current ratio at January 31, 2009 is 6.6 to 1.

For the nine months ended January 31, 2009, the Company had positive cash flow from operating activities of $5.3 million compared to $4.0 million used by operations in the comparable fiscal year 2008 period.  The primary source of cash in the fiscal year 2009 period was the collection of accounts receivable.  As the Company achieved milestones on certain large satellite programs, it was contractually permitted to issue invoices to its customers and a significant portion of the receivables were collected by the end of the fiscal quarter.  In the nine month period ended January 31, 2008, the decrease in operating cash flow was due primarily to increases in unbilled accounts receivable, inventory and payments against accounts payable.  For the balance of fiscal year 2009, the Company expects to generate positive cash flow from operating activities.

15 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash used in investing activities for the nine months ended January 31, 2009, was $6.0 million compared to cash provided by investing activities of $9.7 million for the same period of fiscal year 2008.  During the fiscal year 2009 period, the Company invested $5.6 million in marketable securities, net of $1.0 million in proceeds from the sale of certain marketable securities, and acquired additional fixed assets for $423,000.  In the prior fiscal year, the Company received net proceeds of $5.6 million from the sale of a portion of its investment in Morion and the net proceeds from the redemption and purchase of marketable securities for $5.5 million.  This cash inflow was partially offset by fixed asset acquisitions of $1.5 million.  The Company may continue to acquire or sell marketable securities as dictated by its liquidity requirements.  Capital equipment purchases for all of fiscal year 2009 are expected to aggregate less than $1.0 million.  Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2009, was $7.3 million compared to $1.3 million used during the comparable fiscal year 2008 period.  During the first nine months of fiscal year 2009, the Company repurchased approximately 725,000 shares of its common stock at an average per share price of $4.29, or approximately $3.1 million, compared to treasury stock purchases of $233,000 for the same period of fiscal year 2008.  During fiscal year 2009, the Company had repaid $4.0 million against its line of credit and made principle payments of $163,000 against a long-term capital lease.  During the nine months ended January 31, 2008, the Company paid a cash dividend of $1.7 million and repaid $3.0 million of the $3.5 million borrowed under its line of credit.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of the end of the most recent fiscal quarter, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of January 31, 2009, the Company's consolidated backlog amounted to approximately $39 million.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2009 is approximately $12.8 million under cost-plus-fee contracts which represent firm commitments from its customers for which the Company has not yet received full funding.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

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

16 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4T.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

At the end of fiscal year 2008, management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As of January 31, 2009, management reviewed its original assessment and the current status of its internal controls over financial reporting.  Based on this review, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2009.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of our internal controls within the prescribed timeframe.  As a result, as of January 31, 2009, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer.  The lack of documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, management expects to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year.  During fiscal year 2009, the Company began to document the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries.  The Company expects to conduct tests of such controls and, if this process identifies material weaknesses or significant deficiencies over such internal controls, the Company intends to implement appropriate remediation efforts.

17 of 19

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending January 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 17, 2009	By:	/s/ Alan Miller
Alan Miller Chief Financial Officer and Treasurer

19 of 19