Form 10-K
period 2009-04-30
FREQUENCY ELECTRONICS INC
filed 2009-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒ (the Registrant is not yet required to submit Interactive Data).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2008 - $26,100,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 24, 2009 – 8,142,841

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 6, 2009.

(Cover page 1 of 63 pages)
Exhibit Index at Page 53

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

The Company is a world leader in the design, development and manufacture of high-technology frequency, timing and synchronization products for satellite and terrestrial voice, video and data telecommunications.  The Company’s technologies provide unique solutions that are essential building blocks for the next generations of broadband wireless and for the ongoing expansion of existing wireless and wireline networks.  The Company’s mission is to provide the most advanced control of frequency and time - essential factors for synchronizing communication networks and for providing reference frequencies for certain military, commercial and scientific, terrestrial and space applications.

The Company has identified the following major markets for its products and technology:

SATELLITE PAYLOADS

(1) Commercial communication satellites- The globe is encircled by multiple geostationary satellites used for communication, TV and video broadcasting, and data transmission.  These satellites go through replacement and augmentation cycles which last for many years.

(2) Satellites for the U.S. Department of Defense (“DOD”) and National Aeronautics and Space Administrations (“NASA”)- Such satellites, which may be in geostationary, mid- and low-earth orbits, are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking.

Industry estimates predict over 1,100 additional and replacement satellites will be built over the next decade.  (See SPACENEWS, June 15, 2009, citing a Euroconsult study.)

TELECOMMUNICATION NETWORKS

(3) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization.  In the architecture of many cellular systems, this synchronization is obtained through oscillators provided by the Company.  As more services are added and more users come online, the need for synchronization is increased to maintain quality of service.

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

U.S. GOVERNMENT & DOD (non-space)

(6) U.S. Government applications- In addition to satellites, the U.S. Government is in need of ever more secure communication capabilities and is developing a secure radio for all branches of the military.  The military is also increasing its use of unmanned aerial vehicles (UAVs) and improving the accuracy of the radar and guidance systems on all moving platforms.

OTHER INDUSTRIAL APPLICATIONS

(7) Remote management of networks, such as power grids and gas lines, can be accomplished through the Company’s LYNX SCADA system.

(8) Deep earth drilling for oil and gas in harsh environments can be done more efficiently through utilization of the Company’s high temperature tolerant oscillators and GPS timing technology.

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

In addition to the operating segments, the Company has made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 8.0% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators, many of which are based on the Company’s design and development work.  The Morion investment is accounted for under the cost method. (See Note 9 to the Consolidated Financial Statements)

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom Technologies, Inc. (“Elcom”), a domestic U.S., privately-held RF microwave company.  Elcom designs and manufactures high switching speed, low phase noise microwave synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators up to 40 GHz.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  The Company accounts for its Elcom investment on the equity basis and the Company’s statement of operations includes its proportionate share of Elcom’s operating results. (See Note 11 to the Consolidated Financial Statements)

FISCAL 2009 SIGNIFICANT MATTERS

Treasury Stock Transactions

On September 11, 2008, the Company announced that it had acquired 615,000 shares of its outstanding common stock in a block transaction with what had been its largest institutional shareholder.  The Company paid approximately $2.6 million for these shares.  Coupled with other purchases of common stock during the fiscal year ended April 30, 2009, the Company acquired a total of 724,632 shares at an average price per share of $4.29.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization to repurchase up to $5 million of stock as approved by the Company’s Board of Directors in March 2005.

Wireless Telecommunication Inventory

Cost of sales and operating results for fiscal year 2009 were impacted by an increase in the allowance for inventory obsolescence by $3.4 million as a result of recent deterioration in the Company’s wireless telecommunications market.  The present outlook for future revenues in the wireless telecommunications infrastructure market is unclear, which also creates doubt that the Company will be able to realize the full value of its inventory of parts and subassemblies for this market.

Tax Asset Valuation Allowance

The Company recorded an operating loss in the recently completed fiscal year which, along with the current challenging economic environment, has reduced the likelihood that the Company will be able to realize the benefits of its deferred tax assets.  Based on the restrictive accounting measurement criterion, the Company recorded a valuation allowance in the amount of $7.6 million during the year ended April 30, 2009.  If in future periods the Company records pre-tax profits and is able to assess the realizability of its deferred tax assets as “more likely than not”, the need for all or some of such valuation allowance could be overcome based on a careful consideration of all available evidence.  Such valuation allowance reductions would reduce future income tax provisions.

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

The products for the FEI-NY segment are principally marketed to wireless communications networks, to the commercial and U.S. Government satellite markets and to other U.S. Department of Defense programs.  The Gillam-FEI segment designs, develops and manufactures products for wireline and network synchronization.  Its products are currently sold to non-U.S. customers and its US5G system has recently been introduced to the domestic U.S. market.  The FEI-Zyfer segment designs and manufactures products which incorporate GPS technologies.  FEI-Zyfer now provides sales and support for the Company’s wireline telecommunications family of products including US5G.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

During fiscal years 2009 and 2008 approximately 68% and 72%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 22% and 18% of fiscal years 2009 and 2008 consolidated revenues, respectively.  In fiscal years 2009 and 2008, sales for the FEI-Zyfer segment were 18% and 14% of consolidated revenues, respectively.  (The sum of annual sales percentages exceed 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the United States.  During fiscal years 2009 and 2008, foreign sales comprised 34% and 31%, respectively, of consolidated revenues.  Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

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

Terrestrial Communications

The development of new and enhanced technologies bring expanded and more reliable telecommunications services to the public.  As digital cellular systems and PCS networks grow they require more base stations to meet the demand for better connectivity, higher data rates and dependable high quality for cell phone service.  Cellular infrastructure integrators and original equipment manufacturers, consisting of some of the world’s largest telecommunications companies, are building out existing networks even as they develop new technologies for future systems.  These new technologies include advances such as EDGE (Enhanced Data rates for Global Evolution), 3G (3rd Generation) and others, that can provide not only improved voice connectivity but also Internet, video and data transmission.  A full buildout of WiMAX networks in the United States alone, contemplates hundreds of thousands of base stations.  Mobile WiMAX would require high levels of synchronization such as that provided by Frequency Electronics.

Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch.  Network operators are in the process of converting older networks to new digital technology and enhanced systems such as CDMA (Code Division Multiple Access).  These upgrades require more precise frequency control at the base stations to achieve a higher dependability and quality of services.

Over the past six years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed a new, state-of-the-art signal synchronization unit identified as the US5G.  This unit is intended to provide synchronization for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country.  The current equipment in these Central Offices is old and in need of upgrade or replacement.  After completing the validation phase in fiscal year 2008 at two of the Regional Bell Operating Companies (“RBOC”), during fiscal year 2009, the Company recorded meaningful sales of its US5G products in the United States.  The Company expects to realize increasing sales of this product line and derivative products during fiscal year 2010 and beyond.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing and frequency generation products for many satellite communication systems, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed frequency generators, synthesizers, distribution amplifiers and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs such as ICO, TerreStar, Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company’s space-qualified products.

In the years ahead, the U.S. DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company participates.  The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

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

The Company’s sales on U.S. Government programs for both space and non-space applications are generally made under fixed price contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use.  The price paid to the Company is not subject to adjustment by reason of the costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer.  These contracts are negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings.

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

FEI-ZYFER SEGMENT

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications.  More than 60% of revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities.  In addition, FEI-Zyfer provides sales and support for the Company’s family of wireline telecommunications US5G and derivative products.

PRODUCTS

The Company's products are manufactured from raw material which, when combined with conventional electronic parts available from multiple sources, become finished products used for commercial wireless and wireline communications, satellite applications, space exploration, position location, radar, sonar and electronic counter-measures.  These products are employed in ground-based earth stations, fixed, transportable, portable and mobile communications installations, domestic and international satellites, as well as aircraft, ships, submarines and missiles.  The Company’s products are marketed as components, assemblies, instruments, or complete systems.  Prices are determined based upon the complexity, design requirement, purchased quantity and delivery schedule.

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

Assemblies - The Company's assemblies consist of three basic time and frequency generating standards: quartz frequency standard, rubidium atomic standard and cesium beam atomic standard.  The Company also supplies specialized RF microwave assemblies primarily for satellite applications.

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

The optically pumped atomic rubidium frequency standard is a solid-state product which provides both timing and low phase noise frequency references used in commercial communications systems.  Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output.  Rubidium, when energized by a specific radio frequency, will absorb less light.  The oscillator’s electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained.  This highly stable frequency is then captured by the electronics package and generated as an output signal.  Rubidium oscillators provide atomic oscillator stability, at lower costs and in smaller packages.

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

Systems - The systems portion of the Company's business includes manufacturing and integrating selections of its specialized components and assemblies into higher level subsystems and systems that meet customer-defined needs.  The Company has a unique knowledge and demonstrated capability to interface these technologies and experience in applying them to a wide range of systems.  The systems generate electronic frequencies of predetermined value and then divide, multiply, mix, convert, modulate, demodulate, filter, distribute, combine, separate, switch, measure, analyze, and/or compare these signals depending on the system application.

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

BACKLOG

As of April 30, 2009, the Company's consolidated backlog amounted to approximately $36 million as compared to approximately $39 million at the beginning of the fiscal year.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2010.  Included in the backlog at April 30, 2009 is approximately $11 million under cost plus fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia.  Sales to non-U.S. end-users, including the revenues of its overseas subsidiaries, totaled approximately 34% and 31% of net revenues in fiscal years 2009 and 2008, respectively.

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2009 and 2008, approximately 44% and 27%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2009, none of the Company’s customers accounted for more than 10% of consolidated revenues.  In fiscal year 2008, none of the customers in the Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

Motorola Corp. (“Motorola”), Boeing Corporation (“Boeing”), Lockheed Martin Corporation (“Lockheed”) and Northrop Grumman Corporation (“Northrop”) were major customers of the FEI-NY segment, accounting for an aggregate of 48% of that segment’s revenues for the year ended April 30, 2009.  The Company’s consolidated revenues for the year ended April 30, 2008 included sales to Boeing, Motorola, and Space Systems/Loral (“SS/L”), each of which accounted for greater than 10% of consolidated sales.  In the aggregate, for fiscal year 2008 these three customers accounted for 37% of consolidated sales and 52% of the revenues of the Company’s FEI-NY segment.

During fiscal years 2009 and 2008, France Telecom and Belgacom were major customers of the Gillam-FEI segment.  These European telecommunication companies accounted for an aggregate of 34% and 39%, respectively, of the segment’s revenues in those fiscal years.

In the FEI-Zyfer segment, during fiscal year 2009, Northrop and Raytheon Company accounted for an aggregate of 27% of the segment’s revenue, while in fiscal year 2008, the Orange County Sheriff’s Department accounted for 12% of the segment’s revenue.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business.  The Company believes its relationship with these companies to be mutually satisfactory and is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2009 and 2008, the Company expended $4.7 million and $7.1 million of its own funds, respectively, on such research and development activity.  (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  During fiscal year 2009, many of the Company’s development resources were applied to certain cost-plus-fee satellite payload programs.  As a result, some of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  The customer-funded programs will continue into fiscal year 2010, thus the Company is targeting to spend between $4.0 million and $5.0 million on internal research and development projects.  The actual amount spent in fiscal year 2010 will depend on market conditions and identification of new opportunities.

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

COMPETITION

The Company experiences competition in all areas of its business.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or other extreme hostile environments, prompt and responsive contract performance, technical competence and price.  The Company has a unique and broad product line which includes quartz, rubidium, and cesium based timing references and specialized RF microwave technology.  Because of the very high precision of certain of its products, the Company has few competitors.  For lower precision components there is significant competition from a number of suppliers.

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

With respect to its instruments and systems for timing and synchronization, the Company competes with Agilent Technologies, Symmetricom, Inc., E. G. and G., Inc., Vectron, Inc. and others.  Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. and Oscilloquartz, a division of Swatch.  The Company’s principal competition for space products is the in-house capability of its major customers.

EMPLOYEES

The Company employs approximately 400 full-time persons worldwide.  None of the U.S. employees are represented by labor unions; in Europe approximately five employees in one facility are represented by a French labor union.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin	-	Chairman of the Board of Directors
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary
Steven Strang	-	President, FEI-Zyfer
Leonard Martire	-	Vice President, Program Management
Oleandro Mancini	-	Vice President, Business Development
Thomas McClelland	-	Vice President, Commercial Products
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Alan Miller	-	Treasurer and Chief Financial Officer
Harry Newman	-	Secretary
Robert Klomp	-	Assistant Secretary
None of the officers and directors is related.

Joseph P. Franklin, age 75, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 73, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 63, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Steven Strang, age 45, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

Leonard Martire, age 72, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed a new role as Vice President Program Management.

Oleandro Mancini, age 60, joined the Company in August 2000 as Vice President, Business Development.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Thomas McClelland, age 54, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

Adrian Lalicata, age 62, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 60, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Harry Newman, age 62, Secretary, has been employed by the Company since 1979, prior to which he served as Divisional Controller of Jonathan Logan, Inc., apparel manufacturers, from 1976 to 1979, and as supervising Senior Accountant with Clarence Rainess and Co., Certified Public Accountants, from 1971 to 1975.

Robert Klomp, age 65, Assistant Secretary, has been employed by the Company since 1989 as its Director of Human Resources.  Prior to joining the Company Mr. Klomp served as Director of Personnel at several technology companies including a division of GEC Marconi Company, Deutsch Relays, Inc. and Lafayette Radio Electronics.  Mr. Klomp was elected Assistant Secretary to the Company during fiscal year 2009.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease at an annual rental of $400,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance.  During fiscal year 2009, the Company renewed the lease with Reckson for the first 5-year renewal period at an annual rental of $600,000.  The lease will end in January 2014 unless the Company exercises its option to continue the lease for a second 5-year renewal period with annual rental of $800,000.  The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The sale of its building to Reckson, a real estate investment trust (“REIT”) whose shares were then traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. (“REIT units”) which were valued at closing at $12 million.  In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT.  Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain.  The deferred gain was recognized into income over the remaining term of the initial leaseback period which ended in January 2009.  (See Note 6 to the accompanying financial statements.)

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  In late fiscal year 2005, the subsidiary acquired additional leased space within a manufacturing facility located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,200 through February 2010.  The facility is adequate for the near-term manufacturing expectations for the Company.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of $25,350 and will increase each year over the remaining 113 months of the lease term.

Item 3.  Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  The Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were required to be submitted by Registrant to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.”  (Prior to August 1, 2006, the Company’s shares were traded on the American Stock Exchange under the symbol "FEI".)

The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2009–
FIRST QUARTER	$9.18	$5.23
SECOND QUARTER	5.72	3.90
THIRD QUARTER	4.31	2.16
FOURTH QUARTER	4.12	2.18
2008 –
FIRST QUARTER	$11.66	$9.75
SECOND QUARTER	11.49	9.61
THIRD QUARTER	10.35	8.46
FOURTH QUARTER	9.23	6.50

As of July 24, 2009, the approximate number of holders of record of common stock was 470.  The closing share price of the Company’s stock on April 30, 2009 was $3.32.  The closing share price of the Company’s stock on July 24, 2009 was $3.55.

DIVIDEND POLICY

In 1997, the Company initiated a policy of paying a cash dividend to stockholders of record as of April 30 and October 31 of each year subject to prevailing financial conditions.  The Board of Directors determines dividend amounts prior to each declaration.  For fiscal year 2008, the Company declared a dividend of $0.10 per share of common stock to shareholders of record as of October 31, 2007 and payable on December 1, 2007.  In March 2008, in the context of extraordinary uncertainties in credit and capital markets and the importance of preserving capital, the Board determined that no cash dividend would be paid in June 2008.  The Board of Directors did not declare a dividend during fiscal year 2009.  The Board of Directors indicated it would review dividend policy at subsequent meetings.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  During fiscal year 2008, the Company repurchased 32,312 shares under the buyback program, paying an average of $9.63 per share or an aggregate amount of approximately $311,000.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	883,775	$9.56	113,292

Equity Compensation Plans Not Approved by Security Holders	522,050	$13.26	-
TOTAL	1,405,825	$10.93	113,292

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, consumer spending trends, reliance on key customers, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings.  The factors listed above are not exhaustive.  Other sections of this 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known.  Provisions for anticipated losses on contracts are made in the period in which they become determinable. (See Significant Matters below)

On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs.  Changes in job performance may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required.  Provisions for anticipated losses on customer orders are made in the period in which they become determinable.

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or smaller contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2009 and 2008, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2009	2008
Revenues
FEI-NY	67.9%	71.8%
Gillam-FEI	21.5	17.8
FEI-Zyfer	17.7	14.1
Less intersegment revenues	(7.1)	(3.7)
	100.0	100.0
Cost of Revenues	80.7	72.6
Gross Margin	19.3	27.4
Selling and Administrative expenses	21.7	20.4
Research and Development expenses	8.8	11.0
Operating Loss	(11.2)	(4.0)
Other Income, net	0.3	6.3
Provision for Income Taxes	10.0	0.9
Net (Loss) Income	(20.9)%	1.4%

Significant Matters

Cost of sales and operating results for fiscal year 2009 were impacted by an increase in the allowance for inventory obsolescence by $3.4 million as a result of recent deterioration in the Company’s wireless telecommunications market.  The present outlook for future revenues in the wireless telecommunications infrastructure market is unclear, which also creates doubt that the Company will be able to realize the full value of its inventory of parts and subassemblies for this market.

Operating results for the first half of fiscal year 2009 and fiscal year 2008 were impacted by activities on several major satellite payload programs.  Higher than anticipated engineering and manufacturing costs incurred as a result of testing failures encountered in the fourth quarter of fiscal year 2008 resulted in lower gross margin on certain contracts.  Such costs continued to be incurred in early fiscal year 2009 resulting in operating losses.

The combination of higher manufacturing costs and inventory reserves yielded a low gross margin rate of 19% and an operating loss of $5.9 million.  Since the fiscal year 2009 operating loss follows two previous fiscal years of operating losses, in accordance with authoritative accounting guidance, the Company recorded a $7.6 million valuation allowance against its deferred tax assets.  This non-cash valuation allowance is added to the Company’s provision for income taxes and increased the net loss by the same amount.

During the first quarter of fiscal year 2008, the Company completed the sale of 28.6% of the outstanding shares of Morion, reducing its interest in Morion from 36.6% to 8% of Morion’s outstanding shares.  The Company received approximately $5.6 million from the sale and recognized a pre-tax gain of approximately $3.0 million.

Revenues

	Fiscal years ended April 30,
	(in millions)
	2009	2008	Change
FEI-NY	$35.8	$46.3	$(10.5)	(23)%
Gillam-FEI	11.3	11.4	(0.1)	(1)%
FEI-Zyfer	9.4	9.1	0.3	3%
Intersegment sales	(3.8)	(2.4)	(1.4)
	$52.7	$64.4	$(11.7)	(18)%

Revenues in fiscal year 2009 were 18% less than fiscal year 2008.  Revenues in the Company’s two major business areas, telecommunications infrastructure and satellite payloads, declined year over year by 22% and 26%, respectively.  These revenue declines affected results primarily for the FEI-NY segment.  As indicated previously, future revenues for wireless telecommunications products are uncertain as OEMs slow installation of new network equipment or migrate to different technologies supporting shorter independent timing capabilities or reduced quality of service which do not require the precision timing devices that the Company supplies.  Satellite payload revenue was particularly impacted by a decline in commercial satellite projects reflecting current economic conditions which were partially offset by a rise in U.S. Government satellite revenues.  Revenues for the FEI-Zyfer segment increased by 3% over the prior year due to sales of the Company’s new wireline telecommunication synchronization equipment.  Revenues from non-satellite U.S. Government customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, were 3% lower in fiscal year 2009 compared to fiscal year 2008.

For the year ended April 30, 2008, revenue increased in the FEI-NY segment by 15% and by 21% in the FEI-Zyfer segment as a result of increased business levels in two primary market areas: satellite payloads (both commercial and U.S. Government programs) and other U.S. Government, non-space programs.  Revenues from these sources each increased by over 40% from year ago levels.  Satellite payload programs are managed by the FEI-NY segment and both FEI-NY and FEI-Zyfer provide products to non-space U.S. Government programs.  Telecommunication network revenues, generated by all three segments, was lower by less than 10% from the fiscal year 2007 levels as customer demand softened.  Gillam-FEI revenues also benefited from the increased value of the Euro compared to the U.S. dollar.  In Euro-denominated terms and excluding intersegment sales, Gillam-FEI fiscal year 2008 revenues declined by 4% from the prior year.

During fiscal year 2010, based on current backlog and prospects for future bookings, the Company expects to realize significant revenues from commercial and U.S. Government satellite programs.  In addition, the Company’s recent work on U.S. Government-sponsored development contracts and current proposal activity should generate revenues from U.S. Government programs such as secure radios, unmanned aerial vehicles, weapons guidance systems and secure communications.  The timing and magnitude of revenues from these sources is dependent on the U.S. Government’s procurement and budgeting process.  U.S. Government spending during fiscal year 2010 is expected to benefit the Company’s FEI-NY and FEI-Zyfer segments.  During fiscal year 2010, the Company expects to see increased bookings and revenues for its new, state-of-the-art wireline synchronization systems which would benefit both the FEI-Zyfer and Gillam-FEI segments.

Gross Margin Rates

	Fiscal years ended April 30,
	(in thousands)
	2009	2008	Change
	$10,180	$17,662	$(7,482)	(42)%
GM Rate	19.3%	27.4%

For the year ended April 30, 2009, gross margin declined both in total and as a percentage of revenues as compared to the prior year.  The 18% decrease in revenues also reduced gross margin but the gross margin rate was mostly impacted by higher costs.  During fiscal year 2009, the Company continued to incur higher levels of engineering and manufacturing costs on certain satellite payload programs that it began to experience in late fiscal year 2008.  Also as noted above, the Company increased by $3.4 million its reserves against certain of its inventory for the wireless telecommunication market, which reduced the gross margin rate for the year by 6.4%.  The challenging satellite programs were completed in the first half of the year and gross margin rates, exclusive of inventory reserves, began to improve in the last half of the year.  With the current mix of programs and orders in its backlog, the Company expects to realize gross margin rates in excess of 30% during fiscal year 2010.

For the year ended April 30, 2008, total gross margin increased as a result of the 15% increase in revenues but declined as a percentage of revenues.  The rate decrease is primarily the result of higher than anticipated engineering and manufacturing costs on certain satellite payload programs.  Throughout fiscal year 2008, the Company’s satellite-payload business continued to reconfigure its manufacturing processes to provide increased production capacity for the higher demand for space-related assemblies.  Late in the year, the Company also experienced higher than expected costs on two late-stage programs in final assembly and test of flight hardware.  These expenses not only increased cost of sales but also delayed the recognition of revenue on the contracts, which are accounted for on the percentage of completion method, further reducing gross margins.  The two late-stage programs were completed in the first half of fiscal year 2009.  The gross margin rates in the telecommunications and non-space U.S. Government business areas met the Company’s targets for these areas, which range from 35% to 45%.

Selling and Administrative expenses

Fiscal years ended April 30,
(in thousands)
2009	2008	Change
$11,431	$13,139	$(1,708)	(13)%

For the year ended April 30, 2009, selling and administrative costs declined due to decreases in personnel costs including reduced incentive compensation, lower deferred compensation expense and decreased employee benefits resulting from a reduction in personnel.  For the years ended April 30, 2009 and 2008, selling and administrative expenses include stock compensation expense of $238,400 and $236,400, respectively.

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

As a percentage of sales, selling and administrative expenses were 21.7% and 20.4% in fiscal years 2009 and 2008, respectively.  The Company targets selling and administrative expenses not to exceed 20% of consolidated sales.  For fiscal year 2010, the Company expects to incur selling and administrative expenses at approximately the same rate as fiscal year 2009.

Research and Development expenses

Fiscal years ended April 30,
(in thousands)
2009	2008	Change
$4,666	$7,101	$(2,435)	(34)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales.  For the fiscal year ended April 30, 2009, R&D spending decreased as a result of many of the Company’s development resources being applied to certain cost-plus-fee satellite payload programs with an aggregate contract value exceeding $20 million.  As a consequence, some of the Company’s development expenditures will be customer-funded and the costs will appear in cost of revenues, thus reducing the level of internal research and development spending.  In the prior fiscal year ended April 30, 2008, the Company incurred exceptional levels of engineering spending and development work on its satellite payload products, an effort which began in fiscal year 2007.  R&D spending was 8.8% and 11% of consolidated revenues in fiscal years 2009 and 2008, respectively, approximately in line with the Company’s target of 10% of revenues for such efforts.

The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company.  For fiscal year 2010, the Company will continue to make investments in improved satellite payload products, develop and improve miniaturized rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of “low-g” oscillators.  The Company will also be engaged in development efforts that are funded by its customers, the results of which will enhance its own product offerings.  Thus, the Company’s target for fiscal year 2010 is to spend less than 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market.  Internally generated cash and cash reserves will be adequate to fund these development efforts.

Operating Loss

Fiscal years ended April 30,
(in thousands)
2009	2008	Change
$(5,917)	$(2,578)	$(3,339)	(130	) %

As discussed above, the operating loss incurred in fiscal year 2009 includes the $3.4 million reserve for wireless telecommunications inventory.  Without this charge, the operating loss would have been approximately $2.5 million and comparable to the operating loss of fiscal year 2008 but on lower revenues.  Both fiscal years also experienced lower gross margins due to higher than anticipated engineering and manufacturing costs incurred in connection with the Company’s satellite payload products and programs.

The Company expects to realize substantially improved operating results in fiscal year 2010 as the higher cost satellite programs have been completed and current larger satellite programs are performed under cost-plus contracts for which the Company receives reimbursement of its direct and indirect costs plus a fee.  Based on recent and expected satellite and wireline telecommunication bookings, the Company expects to report improved gross margins while maintaining other operating expenses within their targeted amounts.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
	2009	2008	Change
Investment income	$613	$4,106	$(3,493)	(85)%
Equity loss	(281)	(104)	(177)	(170)%
Interest expense	(288)	(522)	234	45%
Other income, net	146	545	(399)	(73)%
	$190	$4,025	$(3,835)	(95)%

During the fiscal year ended April 30, 2008, the Company reduced its investment in Morion, Inc. from 36.6% to 8% by selling shares to a Russian government majority-owned bank.  The Company received proceeds of approximately $5.6 million and realized a book gain of approximately $3.0 million.  Such gain was included in investment income in fiscal year 2008.  In addition, investment income in fiscal year 2008 included net gains on sales of other investments in the amount of approximately $400,000.  Comparable gains were not recorded during fiscal year 2009.

Investment income also includes interest and dividend income on marketable securities and such amounts were similar in both fiscal years.  During fiscal year 2010, the Company will realize investment income primarily from interest on its bond portfolio and anticipates that the amount earned will be approximately the same as that earned in fiscal year 2009.

In fiscal years 2009 and 2008, the Company recorded equity losses from its 25% interest in Elcom.

In fiscal years 2009 and 2008, interest expense was incurred on borrowings under short-term credit obligations, on certain deferred compensation obligations and a capital lease for equipment which was entered into in last fiscal year 2008.  For the year ended April 30, 2009, interest expense decreased from the prior year primarily due to the reduction of its bank line of credit resulting from improved operating cash flow.  The Company anticipates that interest expense in fiscal year 2010 will decrease as a result of lower interest rates, lower levels of debt and improved cash flow from operating activities.

During fiscal years 2009 and 2008, the Company recognized $235,000 and $353,000, respectively, of income from amortization of the deferred gain from the 1998 sale of its corporate headquarters building in New York, which income is included in the caption “Other income, net.”  The deferred gain was amortized over the remaining life of the original eleven-year lease.  Also, in fiscal years 2009 and 2008, other income included realized gains of approximately $217,000 and $290,000, respectively, from the excess of proceeds over the cash values of life insurance policies on the lives of three former employees.  Other income is partially offset by certain nonrecurring expenses.  The Company anticipates that in future years other items in this category will not be significant to pretax earnings.

Income Taxes

 The Company recorded an operating loss in the fiscal year 2009 which, along with the current challenging economic environment, has reduced the likelihood that the Company will be able to realize the benefits of its deferred tax assets.  Based on the restrictive accounting measurement criterion, the Company recorded a valuation allowance in the amount of $7.6 million during the year ended April 30, 2009.  If in future periods the Company records pre-tax profits and is able to assess the realizability of its deferred tax assets as “more likely than not”, the need for all or some of such valuation allowance could be overcome based on a careful consideration of all available evidence.  Such valuation allowance reductions would reduce future income tax provisions.

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the United States, 33% in Europe and 25% in China.  In fiscal year 2009, the valuation allowance created a net tax provision rather than a tax benefit from the year’s tax loss.  The fiscal year 2008 tax gain on the partial sale of the Morion investment is greater than the gain recorded for financial reporting purposes, resulting in a higher than expected effective tax rate of 39%.  The effective rate is also impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  The Company may commence tax payments in China during calendar 2010 based on the operating profits of its subsidiary, FEI-Asia.  The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  (See Note 13 to the Consolidated Financial Statements.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.0 million to offset future taxable income.  These loss carryforwards have no expiration date.  The fiscal year 2009 federal income tax operating loss carryforward of approximately $3.0 million for the U.S. subsidiaries of the Company will be used to offset taxable income in future years.  These loss carryforwards and related tax credits begin to expire in 2028.  For state income tax purposes, the tax operating loss carryforward is $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $48.0 million at April 30, 2009.  Included in working capital at April 30, 2009 is $14.9 million consisting of cash, cash equivalents and short-term investments offset by $1.1 million in borrowings under its bank line of credit.  The Company’s current ratio at April 30, 2009 is 7 to 1 compared to 5.9 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2009, was $7.2 million compared to $1.8 million used in operations in fiscal year 2008.  The primary source for the increased positive cash flow was the billing and collection of unbilled receivables on certain long-term contracts during fiscal year 2009.  Such collections were partially offset by the operating loss generated by higher operating expenses.  Unbilled receivables arise when the Company recognizes revenues at different intervals than the related milestone billings under long-term contracts, primarily related to satellite payload programs.  The timing for such billings is determined by the contract terms which the Company must meet in order to invoice its customers.  Under long-term contract accounting the Company recognizes revenues on the percentage of completion basis as measured by the ratio of actual costs to estimated program costs.  Such revenue recognition often results in recording receivables for costs and estimated earnings in excess of billings or “unbilled receivables.”  (See Note 3 to the accompanying financial statements.)  In fiscal year 2010, the Company anticipates that it will maintain positive cash flow from operations by controlling its costs and realizing operating profits.

Net cash used in investing activities was $6.4 million of which approximately $5.6 was derived from the net cumulative purchase of marketable securities during the year.  During the year ended April 30, 2009, the Company acquired capital equipment of $627,000 and provided a $220,000 working capital loan to its equity investee, Elcom Technologies (See Note 11 to the Consolidated Financial Statements).  Net cash provided by investing activities for the fiscal year ended April 30, 2008, was approximately $13.3 million which included receipt of approximately $5.6 million upon the partial sale of the Company’s investment in Morion and approximately $9.8 million from the sale or redemption of certain marketable securities, net of purchases of other marketable securities.  In fiscal year 2008, the Company acquired capital equipment of $3.3 million by paying cash of $2.1 million and entering into a long-term capital lease for $1.2 million (non-cash transaction).  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend approximately $1 million on capital equipment during fiscal year 2010.  Internally generated cash will be adequate to acquire this capital equipment.

The Company has a $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by its investments in marketable securities which earn, on average, approximately a 5% annual return.  Rather than liquidate some of these investments to meet short-term working capital requirements, the Company borrowed against the line of credit at variable interest rates between 1.58% and 6.99%.  The highest level of borrowing was $9 million in early fiscal year 2008 (when the available credit was higher) which was decreased to $4.5 million by the end of that fiscal year.  During fiscal year 2009, the peak borrowing was $6.0 million but was subsequently reduced to $1.1 million by April 30, 2009.  In addition, the Company’s European subsidiaries have available approximately $2.5 million in bank credit lines to meet short-term cash flow requirements.  The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings under these lines of credit during fiscal years 2009 and 2008.

During the year ended April 30, 2009, cash used in financing activities was $7.4 million compared to cash used in financing activities of $2.0 million in fiscal year 2008.  The principal use of cash in fiscal year 2009, other than transactions involving its line of credit as described above, was the purchase of 725,000 shares of the Company’s stock for treasury for $3.1 million at an average price of $4.29 per share.  During fiscal year 2008 the Company acquired approximately 32,000 shares of its common stock for the treasury, paying approximately $311,000 or an average of about $9.63 per share.  In addition, during fiscal year 2008, the Company paid a semi-annual dividend which aggregated $1.7 million.  In the year ended April 30, 2008 the Company received $158,000 upon the exercise of stock options.  The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2009, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2010, the Company intends to make a substantial investment of capital and technical resources to develop new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2009, the Company's consolidated backlog amounted to approximately $36 million (see Item 1).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2010.  Included in the backlog at April 30, 2009 is approximately $11 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during the interim period ending October 31, 2009 and will not have an impact on the financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  FAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of FAS 167 will have on the financial condition, results of operations, and disclosures.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009.  FAS 166 is effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of FAS 166 will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  FAS 165 is effective for the Company during the quarter ending July 31, 2009. The adoption of FAS 165 is not expected to have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”)  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”).  FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.  This FASB Staff Position is effective as of May 1, 2009 for the Company.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets (“FAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier application is not permitted.  The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination.

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

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2009, as in fiscal year 2008, the impact of inflation on the Company's business has not been materially significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2009, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2009, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Eisner LLP

EISNER LLP

New York, New York
July 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Frequency Electronics, Inc. and Subsidiaries
Mitchel Field, New York

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries at April 30, 2008 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
July 25, 2008
Melville, New York

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2009 and 2008
___________

	2009	2008
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$4,911	$11,029
Marketable securities	9,998	4,414
Accounts receivable, net of allowance for doubtful accounts of $285 in 2009 and $185 in 2008	10,775	10,271
Costs and estimated earnings in excess of billings	2,193	9,556
Inventories, net	26,051	30,218
Deferred income taxes	-	3,674
Income taxes refundable	886	1,071
Prepaid expenses and other	1,257	1,371
Total current assets	56,071	71,604
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,961	9,531
Deferred income taxes	-	2,370
Goodwill and other intangible assets	218	405
Cash surrender value of life insurance and cash held in trust	8,423	7,671
Investment in and loans receivable from affiliates	4,430	4,522
Other assets	817	817
Total assets	$77,920	$96,920

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$1,327	$5,168
Accounts payable - trade	2,305	2,215
Accrued liabilities	4,408	4,694
Total current liabilities	8,040	12,077
Lease obligation- noncurrent	684	911
Deferred compensation	9,546	9,467
Deferred gain and other liabilities	484	855
Total liabilities	18,754	23,310
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares of $1.00 par value; issued – 9,163,940 shares	9,164	9,164
Additional paid-in capital	48,997	48,213
Retained earnings	2,522	13,558
	60,683	70,935
Common stock reacquired and held in treasury - at cost (1,021,159 shares in 2009 and 427,366 shares in 2008)	(4,972)	(2,175)
Accumulated other comprehensive income	3,455	4,850
Total stockholders' equity	59,166	73,610
Total liabilities and stockholders' equity	$77,920	$96,920

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2009 and 2008
___________

	2009	2008
	(In thousands, except share data)
Revenues	$52,740	$64,397
Cost of revenues	42,560	46,735
Gross margin	10,180	17,662
Selling and administrative expenses	11,431	13,139
Research and development expenses	4,666	7,101
Operating loss	(5,917)	(2,578)
Other income (expense):
Investment income	613	4,106
Equity loss	(281)	(104)
Interest expense	(288)	(522)
Other income, net	146	545
(Loss) Income before provision for income taxes	(5,727)	1,447
Provision for income taxes	5,309	560
Net (loss) income	$(11,036)	$887

Net (loss) income per common share:`
Basic	$(1.33)	$0.10
Diluted	$(1.33)	$0.10
Average shares outstanding:
Basic	8,315,571	8,710,260
Diluted	8,315,571	8,778,059

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2009 and 2008
___________

	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(11,036)	$887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax (benefit)	6,077	100
Depreciation and amortization	2,168	1,969
Deferred lease obligation	111	287
Provision for losses on accounts receivable and inventories	4,008	1,409
Gain on REIT conversion	(235)	(353)
(Gain) loss on marketable securities and other assets, net	(222)	(3,555)
Equity loss	281	104
Stock compensation expense	566	560
Changes in operating assets and liabilities:
Accounts receivable	5,721	(2,703)
Inventories	(1,326)	709
Prepaid expenses and other	102	146
Other assets	(528)	(560)
Accounts payable - trade	325	(2,388)
Accrued liabilities	643	256
Liability for employee benefit plans	965	1,713
Income taxes refundable	185	(477)
Other liabilities	(583)	50
Net cash provided by (used in) operating activities	7,222	(1,846)

Cash flows from investing activities:
Proceeds from sale of Morion investment	-	5,643
Loan to affiliate	(220)	-
Purchase of marketable securities	(6,600)	(3,140)
Proceeds from sale or redemption of marketable securities	1,036	12,923
Capital expenditures	(627)	(2,106)
Net cash (used in) provided by investing activities	(6,411)	13,320

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2009 and 2008
(Continued)
___________

	2009	2008
	(In thousands)
Cash flows from financing activities:
Proceeds from short-term credit obligations	2,500	9,000
Payment of short-term credit and lease obligations	(6,788)	(9,151)
Payment of cash dividend	-	(1,739)
Repurchase of stock for treasury	(3,107)	(311)
Exercise of stock options	-	158
Net cash used in financing activities	(7,395)	(2,043)

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(6,584)	9,431

Effect of exchange rate changes on cash and cash equivalents	466	262

Net (decrease) increase in cash and cash equivalents	(6,118)	9,693

Cash and cash equivalents at beginning of year	11,029	1,336

Cash and cash equivalents at end of year	$4,911	$11,029

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$200	$476
Income taxes	$30	$940

Other activities which affect assets or liabilities but did not result in cash flow during the fiscal years:

Capital equipment acquired under capital lease	-	$1,193

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2009 and 2008
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2007	9,163,940	$9,164	$47,138	$13,541	474,693	$(2,080)	$3,121	$70,884
Exercise of stock options			109		(18,312)	49		158
Contribution of stock to 401(k) plan			406		(61,327)	167		573
Cash dividend				(870)				(870)
Stock compensation expense			560					560
Purchase of stock for treasury					32,312	(311)		(311)
Decrease in market value of marketable securities, net of tax effect of $174							(261)	(261)
Foreign currency translation adjustment							1,990	1,990
Net income				887				887
Comprehensive income- 2008								2,616
Balance at April 30, 2008	9,163,940	9,164	48,213	13,558	427,366	(2,175)	4,850	73,610
Contribution of stock to 401(k) plan			218		(130,839)	310		528
Stock compensation expense			566					566
Purchase of stock for treasury					724,632	(3,107)		(3,107)
Increase in market value of marketable securities, net of tax effect of $3							3	3
Foreign currency translation adjustment							(1,398)	(1,398)
Net loss				(11,036)				(11,036)
Comprehensive loss- 2009								(12,431)
Balance at April 30, 2009	9,163,940	$9,164	$48,997	$2,522	1,021,159	$(4,972)	$3,455	$59,166

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

Marketable Securities:

Marketable securities consist of investments in common stocks, mutual funds, and debt securities of U.S. government agencies.  Substantially all marketable securities at April 30, 2009 were held in the custody of two financial institutions.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Depreciation and Amortization:

Depreciation of fixed assets is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for other depreciable assets).  Leasehold improvements and equipment acquired under capital leases are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related asset.

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

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment on at least an annual basis at year end.  When it is determined that the carrying value of investments may not be recoverable, the Company writes down the related goodwill to an amount commensurate with the revised value of the acquired assets.  The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry.

Revenue and Cost Recognition:

Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method.  For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Costs and estimated earnings in excess of billings on uncompleted contracts are included in current assets.

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

The Company analyzes its tax positions under FIN 48 which prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

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

Equity-based Compensation:

The Company values its share-based payment transactions using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures.

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in each of the years ended April 30, 2009 and 2008: dividend yield of 0.0% and 1.5%; expected volatility of 40% and 38%; risk free interest rate of 3.05% and 4.28%; and expected lives of seven years and six and one-half years, respectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The expected life assumption was determined based on the Company’s historical experience.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables.  Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

New Accounting Pronouncements:

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during the interim period ending October 31, 2009 and will not have an impact on the financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  FAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of FAS 167 will have on the financial condition, results of operations, and disclosures.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009.  FAS 166 is effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of FAS 166 will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  FAS 165 is effective for the Company during the quarter ending July 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The adoption of FAS 165 is not expected to have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”)  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”).  FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.  This FASB Staff Position is effective as of May 1, 2009 for the Company.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets (“FAS 142”).  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier application is not permitted.  The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, if it enters into a business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

2.       Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2009	2008
Basic EPS Shares outstanding
(weighted average)	8,315,571	8,710,260
Effect of Dilutive Securities***	-	67,799
Diluted EPS Shares outstanding	8,315,571	8,778,059

*** Dilutive securities are excluded for fiscal year 2009 since the inclusion of such shares would be antidilutive due to the net loss for that year.  These dilutive securities represent options or rights to acquire 1,428,325 shares of the Company’s common stock.  Options to purchase 820,000 shares of common stock were outstanding during the year ended April 30, 2008, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common shares during the respective periods.  Since the inclusion of such options would have been antidilutive they are excluded from the computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

3.        Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $2,193,000 at April 30, 2009 and $9,556,000 at April 30, 2008.  Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date.

4.        Inventories

Inventories, which are reported net of writedowns of $4,596,000 and $6,020,000 (including fourth quarter adjustments to increase writedowns by approximately $3 million and $1 million, respectively) at April 30, 2009 and 2008, respectively, consisted of the following (in thousands):
	2009	2008
Raw Materials and Component Parts	$12,542	$12,523
Work in Progress	10,613	13,938
Finished Goods	2,896	3,757
	$26,051	$30,218

As of April 30, 2009 and 2008, approximately $18.0 million and $22.9 million, respectively, of total inventory is located in the United States, approximately $6.8 million and $5.8 million, respectively, is located in Belgium and approximately $1.2 million and $1.5 million, respectively, is located in China.

During the years ended April 30, 2009 and 2008, the Company acquired component parts with a value of approximately $27,000 and $176,000, respectively, from a company in which one of the Company’s independent directors had an ownership interest. At April 30, 2009, no amounts were owed to this company and the director had sold his interest in the business.

5.        Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2009 and 2008 are as follows (in thousands):

	April 30, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$278	$(803)	$9,640
Equity securities	450	-	(92)	358
	$10,615	$278	$(895)	$9,998

	April 30, 2008
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$4,593	$-	$(526)	$4,067
Equity securities	444	7	(104)	347
	$5,037	$7	$(630)	$4,414

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2009
Fixed Income Securities	$-	$-	$2,268	$(803)	$2,268	$(803)
Equity Securities	-	-	358	(92)	358	(92)
	$-	$-	$2,626	$(895)	$2,626	$(895)

April 30, 2008
Fixed Income Securities	$2,513	$(28)	$1,554	$(497)	$4,067	$(526)
Equity Securities	341	(104)	-	-	341	(104)
	$2,854	$(132)	$1,554	$(497)	$4,408	$(630)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2009 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2009	2008
Proceeds	$1,036	$12,923
Gross realized gains	$22	$392
Gross realized losses	$-	$(27)

Maturities of fixed income securities classified as available-for-sale at April 30, 2009 are as follows (in thousands):
Current	$-
Due after one year through five years	7,632
Due after five years through ten years	2,533
$10,165
FAS 157 establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:
- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  All of the Company’s investments in marketable securities are Level 1 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

6.       Property, Plant and Equipment

Property, plant and equipment at April 30, 2009 and 2008, consists of the following (in thousands):

	2009	2008
Buildings and building improvements	$4,128	$4,700
Machinery, equipment and furniture	37,828	38,096
	41,956	42,796
Less, accumulated depreciation	33,995	33,265
	$7,961	$9,531

Depreciation expense for the years ended April 30, 2009 and 2008 was $1,975,000 and $1,920,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2009 and 2008 was approximately $583,000 and $886,000, respectively.

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

The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease").  Under the accounting provisions for sale and leaseback transactions, the sale of this building was initially considered a financing until the REIT units were converted to Reckson stock in March 2005.  Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain.  The deferred gain was recognized into income over the remaining term of the initial leaseback period with $235,000 and $353,000, respectively, recognized in income during the years ended April 30, 2009 and 2008.  Annual rental payments were $400,000 for the initial 11-year term which ended in January 2009.  The Reckson lease contains two five-year renewal periods at the option of the Company.  On May 16, 2007, the Company exercised its option to renew the lease for the first five-year period and, in February 2009, began paying annual rent of $600,000.  Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in China, France and California lease their office and manufacturing facilities.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,200 through February 2010.  In July 2007, FEI-Zyfer moved into newly leased space encompassing 27,850 square feet.  Monthly rental payments are currently $25,350 and increase each year over the remaining 100 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $2,000 per month.

Rent expense under operating leases for the fiscal years ended April 30, 2009 and 2008 was approximately $1.0 million each year.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases.  As a result, as of April 30, 2009 and 2008, the Company’s balance sheet includes deferred rent of approximately $549,000 and $439,000, respectively, which will be amortized over the respective rental periods.

During fiscal year 2008, the Company acquired manufacturing equipment of approximately $1.2 million.  This acquisition was financed by entering into a 5-year capital lease payable in monthly installments of approximately $24,000, including interest at 6.57%.  At the end of the lease term, the Company may retain the equipment for a nominal charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending
April 30,	Operating Leases	Capital Lease
2010	$994	$281
2011	942	281
2012	952	281
2013	962	186
2014	822	-
Thereafter	1,247	-
Less amounts representing interest	-	(118)
Present value of future minimum lease payments	$5,919	$911

7.	Short-Term Debt Obligations

The Company has an $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by the investments and has no maturity date so long as the Company maintains its investments with the financial institution.  During fiscal year 2009, the Company had borrowings under the line which varied between $1.1 million and $6 million.  During the 2008 fiscal year, the Company had borrowings between $4.5 million and $9 million under this line of credit.  During fiscal year 2009, advances against the line of credit bore interest at variable interest rates between 1.58% and 5.84%.

The Company’s European subsidiaries have available approximately 1.9 million Euros (approximately $2.5 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements.  As of April 30, 2009, no amount was outstanding under such lines of credit.  Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds.  Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2009 and 2008, the rate was 0.944% and 4.295%, respectively, based on the 1 month EURIBOR.

8.	Accrued Liabilities

Accrued liabilities at April 30, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Other compensation including payroll taxes	$1,620	$2,095
Vacation accrual	952	1,175
Due customers	1,131	299
Other	705	1,125
	$4,408	$4,694

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

During the fiscal years ended April 30, 2009 and 2008, the Company acquired product from Morion in the aggregate amount of approximately $1,016,000 and $710,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $106,000 and $248,000, respectively.  At April 30, 2009, accounts receivable included $8,000 due from Morion and accounts payable included $38,000 due to Morion.

10.          Goodwill and Other Intangible Assets

During fiscal year 2004 the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of approximately $200,000 in goodwill.  Management has determined that this goodwill is not impaired as of April 30, 2009 and 2008.

In addition, the Company acquired customer lists in the FEI-Zyfer acquisition with a value of $600,000 which was amortized over 6 years.  Amortization expense related to these customer lists for the years ended April 30, 2009 and 2008 was approximately $186,000 and $48,000, respectively.  As of April 30, 2009, the customer lists have been fully amortized.

11.          Investment in Elcom Technologies, Inc.

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in the outstanding shares of Elcom Technologies, Inc., a privately-held company which designs and manufactures advanced RF microwave devices.  The Company and Elcom entered into a mutual business and facilities support agreement and Frequency Electronics obtained an exclusive license to use Elcom’s technology in space-borne applications.  The Company received preferred stock, a five-year $1.5 million convertible note, with interest payable at the prime rate, and a 10-year warrant to purchase additional stock in exchange for cash and 39,651 shares of Frequency Electronics common stock.  The Company accounts for this investment on the equity method.

The Company reviewed Elcom’s financial condition at April 30, 2009 and concluded that no impairment charge or valuation allowance related to its investment in Elcom was required.  At April 30, 2009, Elcom had total assets of approximately $7.2 million, total liabilities of approximately $4.4 million and stockholders’ equity of $2.7 million

During the fiscal years ended April 30, 2009 and 2008, the Company acquired technical services from Elcom in the aggregate amount of approximately $254,000 and $622,000, respectively, sold product to Elcom in the amount of approximately $72,000 and $9,000, respectively, and the Company recorded interest income on Elcom’s convertible note in the amount of approximately $63,000 and $113,000, respectively.  At April 30, 2009, accounts receivable included $5,000 due from Elcom, prepaid expenses included advance royalties in the amount of $67,000 and no amounts were payable to Elcom.  In addition, during fiscal year 2009, the Company, in coordination with two other major investors, provided Elcom with a short-term working capital loan.  The Company’s share of the loan is $217,000, which is expected to be repaid in 2009 and bears interest at 21.8%.

12.          Employee Benefit Plans

Profit Sharing Plan:

The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2009 and 2008, the Company contributed 130,839 and 61,327 shares of common stock, respectively.  The approximate value of these shares at the date of issuance was $528,000 in fiscal year 2009 and $573,000 in fiscal year 2008.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  The Company charged $80,000 and $182,000 to operations under these plans for the fiscal years ended April 30, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2009 and 2008 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan.

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:
	2009		2008
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	40,300	$14.29	141,050	$15.33
Expired	-	-	(100,750)	15.75
Exercised	-	-	-	-
Outstanding at end of year	40,300	$14.29	40,300	$14.29
Exercisable at end of year	40,300	$14.29	40,300	$14.29

Employee Stock Plans:

The Company has various stock plans for key management employees, including officers and directors who are employees.  The plans are Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”).  Under these plans, options or SARS are granted at the discretion of the Stock Option committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.  Under one NQSO plan the options were exercisable one year after the date of grant.  Under the remaining plans the options and SARS are exercisable over a four-year period beginning one year after the date of grant.  The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise.  As of April 30, 2009, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 350,000 options are outstanding and approximately 345,000 are exercisable.  Through April 30, 2009, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans.  Of the NQSO options, approximately 530,000 are both outstanding and exercisable (see tables below).  Included in the NQSO options are options to acquire approximately 140,000 shares of common stock at exercise prices ranging from $7.06 to $10.88 per share that did not specify the expiration date. Subsequent to year end, the Company established that date. As of April 30, 2009, eligible employees have been granted SARS based on approximately 485,000 shares of Company stock, all are of which outstanding and approximately 147,000 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans has been recognized as an increase in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value

Outstanding – May 1, 2007	1,265,587	$11.53	4.4 years	$-
Granted	225,875	9.73
Exercised	(18,312)	8.60
Expired or Canceled	(46,375)	10.23
Outstanding – April 30, 2008	1,426,775	$11.33	4.5 years	$-
Granted	100,000	3.17
Expired or Canceled	(161,250)	10.43
Outstanding – April 30, 2009	1,365,525	$10.83	4.1 years	$-
Exercisable	1,021,369	$11.65	2.8 years	$-
Available for future grants	113,292

As of April 30, 2009, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $860,000.  These costs are expected to be recognized over a weighted average period of 2.1 years.

During the year ended April 30, 2009, 140,469 shares vested the fair value of which was approximately $680,000.  There were no stock option exercises for the year ended April 30, 2009.

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2009 and 2008, grants for 22,500 restricted shares are available to be purchased at a price of $4.00 per share.
Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 498,361 shares remain in the ESOP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Deferred Compensation Plan:

The Company has a program for key employees providing for the payment of benefits upon retirement or death.  Under the plan, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The plan also provides for reduced benefits upon early retirement or termination of employment.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the plan upon the death of the participant.  During the years ended April 30, 2009 and 2008, three former employees who were receiving retirement benefits, died.  The Company received proceeds from the life insurance policies on these participants.  The amounts received exceeded the cash surrender value of the policies and the Company recognized gains of approximately $217,000 and $290,000, respectively, for the years ended April 30, 2009 and 2008.  Deferred compensation expense charged to operations during the years ended April 30, 2009 and 2008 was approximately $436,000 and $1.1 million, respectively.

Life Insurance Policies and Cash Held in Trust:

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a trust.  Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the trust.  These assets belong to the Company until a change of control event, as defined in the trust agreement, should occur.  At that time, the Company is required to add sufficient cash to the trust so as to match the deferred compensation liability described above.  Such funds will be used to continue the deferred compensation arrangements following the change of control.

13.          Income Taxes

The income (loss) before provision (benefit) for income taxes consisted of (in thousands):

	Year Ended April 30,
	2009	2008
U.S.	$(6,042)	$1,614
Foreign	315	(167)
	$(5,727)	$1,447

The provision (benefit) for income taxes consists of the following (in thousands):

	2009	2008
Current:
Federal	$(1,620)	$440
Foreign	-	-
State	(200)	20
Current provision (benefit)	(1,820)	460
Deferred
Federal	(425)	190
Foreign	(45)	-
State	(25)	(90)
Deferred benefit	(495)	100
Valuation allowance on deferred tax assets	7,624	-
Total provision	$5,309	$560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate (in thousands)
	2009	2008
Computed "expected" tax expense (benefit)	$(1,947)	$492
State and local tax, net of federal benefit	(149)	13
Valuation allowance on deferred tax assets	7,624	-
Tax basis gain on sale of Morion shares	-	531
Nontaxable loss (income) from foreign subsidiaries	(130)	207
Nondeductible expenses	189	146
Nontaxable life insurance cash value increase	(196)	(222)
Tax credits	(111)	(480)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	29	(127)
	$5,309	$560

The components of deferred taxes are as follows (in thousands):
	2009	2008
Deferred tax assets:
Employee benefits	$4,248	$4,178
Inventory	1,470	1,849
Accounts receivable	343	450
Marketable securities	377	300
Research & development	1,505	956
Other liabilities	162	-
Net operating loss carryforwards	1,692	627
Miscellaneous	-	75
Total deferred tax asset	9,797	8,435
Deferred tax liabilities
Property, plant and equipment	1,052	1,086
Net deferred tax asset	8,745	7,349
Valuation allowance	(8,745)	(1,305)
	$-	$6,044

The change in the valuation allowance from April 30, 2008 to April 30, 2009, includes a foreign currency translation adjustment of $184,000.

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  At April 30, 2009, the Company has available approximately $1.1 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  A portion of the taxable loss for the year ended April 30, 2009 will be carried back to prior profitable years and the balance will be carried forward to offset future taxable income.  The domestic U.S. tax loss carryforward, which expires in 2028, is approximately $3.0 million and the tax loss carryforward for state income tax purposes is approximately $7.3 million.

Deferred tax assets at April 30, 2008, have been reduced by $920,000 to reflect the impact of state income tax rate changes.  Income taxes refundable at April 30, 2008, have been increased by $920,000 due to the timing of certain tax deductions reported on the Company’s tax returns filed for fiscal year 2008.  As a consequence, the income tax provision for the year ended April 30, 2008 and the components of deferred tax assets as of that date, have been adjusted.  These adjustments had no material impact on results of operations or cash flows for the year ended April 30, 2008.

On May 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  (“FIN 48”)  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  As a result of the implementation of FIN 48, the Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold.  As such, there is no impact on the Company’s financial position or results of operations. The Company’s tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service which resulted in no material adjustments. The Company’s tax years from April 30, 2005 through April 30, 2009 remain open to examination for most taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

	Year Ended April 30,
	2009	2008
Balance at beginning of year	$395	$350
Warranty costs incurred	(150)	(354)
Product warranty accrual	-	399
Balance at end of year	$245	$395

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2009		2008
Net revenues:
FEI-NY	$35,793		$46,258
Gillam-FEI	11,342	**	11,459	**
FEI-Zyfer	9,360		9,089
less intersegment revenues	(3,755	)**	(2,409	)**
Consolidated Revenues	$52,740		$64,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

	2009		2008
Operating (loss) profit:
FEI-NY		$(5,361)		$(2,889)
Gillam-FEI		101 **		273 **
FEI-Zyfer		(192)		496
Corporate		(465)		(458)
Consolidated Operating Loss	$	(5,917)	$	(2,578)

**
For the fiscal years ended April 30, 2009 and 2008, includes Gillam-FEI intersegment sales of $1.8 million and $1.0 million, respectively, to the FEI-NY and FEI-Zyfer segments.  In fiscal years 2009 and 2008, such sales included final development costs and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S.  In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.

	2009	2008
Identifiable assets:
FEI-NY (approximately $2 million in China)	$39,658	$54,522
Gillam-FEI (all in Belgium or France)	17,615	18,611
FEI-Zyfer	8,672	6,538
less intersegment balances	(17,853)	(17,786)
Corporate	29,828	35,035
Consolidated Identifiable Assets	$77,920	$96,920
Depreciation and amortization (allocated):
FEI-NY	$1,493	$1,469
Gillam-FEI	202	203
FEI-Zyfer	454	278
Corporate	19	19
Consolidated Depreciation and Amortization Expense	$2,168	$1,969

Major Customers

In fiscal year 2009, sales to four customers of the FEI-NY segment aggregated $17.0 million or 48% of that segment’s total sales.  During the year ended April 30, 2009, in the Gillam-FEI segment, sales to two customers aggregated $3.90 million or 41% of that segment’s revenues (exclusive of the $1.8 million of intersegment sale).  In the FEI-Zyfer segment, two customers accounted for $2.5 million or 27% of that segment’s sales.  None of the customers in the FEI-NY, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2009	2008
China	$5,746	$5,038
Belgium	4,689	5,717
France	2,509	2,515
Other	4,731	6,437
	$17,675	$19,707

16.           Interim Results (Unaudited)

Quarterly results for fiscal years 2009 and 2008 are as follows:

	(in thousands, except per share data)
	2009 Quarter
	1st	2nd	3rd	4th
Net revenues	$13,063	$14,026	$13,208	$12,443
Gross margin	3,191	2,715	3,459	815
Net income (loss)	(773)	(894)	99	(9,469)
*Earnings (loss) per share
Basic	$(0.09)	$(0.11)	$0.01	$(1.17)
Diluted	$(0.09)	$(0.11)	$0.01	$(1.17)

*	Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

The fourth quarter of fiscal year 2009 includes an increase to inventory writedowns in the amount of $2.9 million primarily resulting from a projected decrease in demand for wireless telecommunications product and an increase of $7.6 million in the valuation allowance on deferred tax assets.

	(in thousands, except per share data)
	2008 Quarter
	1st	2nd	3rd	4th
Net revenues	$15,557	$17,494	$17,055	$14,291
Gross margin	4,471	5,470	5,455	2,266
Net income (loss)	1,380	409	758	(1,660)
*Earnings (loss) per share
Basic	$0.16	$0.05	$0.09	$(0.19)
Diluted	$0.16	$0.05	$0.09	$(0.19)

*	Quarterly earnings per share data do not equal the annual amount due to changes in the average common equivalent shares outstanding.

The fourth quarter of fiscal year 2009 includes an increase to inventory writedowns in the amount of $1.0 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2009, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of our internal controls within the prescribed timeframe.  As a result, as of April 30, 2009, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or completed the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer.  The lack of documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, management will continue to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year.  During fiscal year 2010, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries.  If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

In addition, due to its small size and lack of resources and staffing, the Chief Financial Officer is actively involved in the preparation of the financial statements and therefore, cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of accounting personnel results in an inability to have independent review and approval by the Chief Financial Officer of financial accounting entries.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to this limitation. The Company addressed this material weakness by engaging third-party tax accounting advisors who identified the need to adjust the prior year deferred tax and income tax receivable balances.  The Company also hired a new controller and is creating processes whereby personnel in its Accounting Department (other than the Chief Financial Officer) will create analysis and original accounting entries, which will subsequently be reviewed and approved by the Chief Financial Officer.  The Company expects that such measures will remediate this material weakness.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

NONE

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2009.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2009.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2009.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Reports of Independent Registered Public Accounting Firm	26 - 27

Consolidated Balance Sheets
April 30, 2009 and 2008	28

Consolidated Statements of Operations
-years ended April 30, 2009 and 2008	29

Consolidated Statements of Cash Flows
- years ended April 30, 2009 and 2008	30-31

Consolidated Statements of Changes in Stockholders' Equity
- years ended April 30, 2009 and 2008	32

Notes to Consolidated Financial Statements	33-50

 (2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:  July 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/09
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/09
Joel Girsky

/s/ E. Donald Shapiro	Director	7/29/09
E. Donald Shapiro

/s/ S. Robert Foley	Director	7/29/09
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/09
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/09
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/09
Alan L. Miller	and Treasurer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of 2009 audit report in Registrant’s Form S-8 Registration Statement.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
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