Form 10-Q
period 2009-07-31
FREQUENCY ELECTRONICS INC
filed 2009-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☒ (the registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐                  Non-accelerated filer ☐  Smaller Reporting Company ☒
                          (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 11, 2009 – 8,175,550

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
July 31, 2009 and April 30, 2009	3

Condensed Consolidated Statements of Operations
Three Months Ended July 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-17

Item 4T- Controls and Procedures	17-18

Part II. Other Information:

Items 1, 1A, 2, 3, 4 and 5 are omitted because they are not applicable

Item 6 - Exhibits	18

Signatures	19

Exhibits

2 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________

	July 31,	April 30,
	2009	2009
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$5,662	$4,911
Marketable securities	10,321	9,998
Accounts receivable, net of allowance for doubtful accounts of $285 at July 31 and April 30, 2009	10,778	10,775
Costs and estimated earnings in excess of billings	3,083	2,193
Inventories	26,589	26,051
Income taxes refundable	788	886
Prepaid expenses and other	992	1,257
Total current assets	58,213	56,071
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,693	7,961
Goodwill and other intangible assets, net	218	218
Cash surrender value of life insurance and cash held in trust	8,543	8,423
Investments in and loans receivable from affiliates	4,386	4,430
Other assets	817	817
Total assets	$79,870	$77,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$1,336	$1,327
Accounts payable - trade	3,167	2,305
Accrued liabilities and other	3,868	4,408
Total current liabilities	8,371	8,040

Lease obligation – noncurrent	626	684
Deferred compensation	9,561	9,546
Other liabilities	547	484
Total liabilities	19,105	18,754
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,133	48,997
Retained earnings	3,176	2,522
	61,473	60,683
Common stock reacquired and held in treasury -at cost, 988,389 shares at July 31, 2009 and 1,021,159 shares at April 30, 2009	(4,858)	(4,972)
Accumulated other comprehensive income	4,150	3,455
Total stockholders' equity	60,765	59,166
Total liabilities and stockholders' equity	$79,870	$77,920

See accompanying notes to condensed consolidated financial statements.

3 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended July 31,
(Unaudited)

	2009	2008
	(In thousands except share data)

Net revenues	$12,442	$13,063
Cost of revenues	8,141	9,872
Gross margin	4,301	3,191

Selling and administrative expenses	2,567	3,116
Research and development expense	1,075	1,365
Operating profit (loss)	659	(1,290)

Other income (expense):
Investment income	128	158
Equity (loss) income	(49)	37
Interest expense	(44)	(84)
Other (expense) income, net	(40)	81
Income (Loss) before benefit for income taxes	654	(1,098)
Benefit for income taxes	-	(325)
Net income (loss)	$654	$(773)

Net income (loss) per common share:
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)

Average shares outstanding:
Basic	8,164,627	8,742,086
Diluted	8,172,080	8,742,086

See accompanying notes to condensed consolidated financial statements.

4 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$654	$(773)
Non-cash charges to earnings	1,024	811
Net changes in other assets and liabilities	(495)	(2,108)
Net cash provided by (used in) operating activities	1,183	(2,070)

Cash flows from investing activities:
Purchase of marketable securities	-	(6,586)
Capital expenditures	(175)	(111)
Net cash used in investing activities	(175)	(6,697)

Cash flows from financing activities:
Proceeds from short-term credit obligations	-	1,500
Payment of short-term credit and lease obligations	(70)	(52)
Stock transactions, net	-	(100)
Net cash (used in) provided by financing activities	(70)	1,348

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	938	(7,419)

Effect of exchange rate changes on cash and cash equivalents	(187)	135

Net increase (decrease) in cash and cash equivalents	751	(7,284)

Cash and cash equivalents at beginning of period	4,911	11,029

Cash and cash equivalents at end of period	$5,662	$3,745

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55	$32
Income Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

5 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2009 and the results of its operations and cash flows for the three months ended July 31, 2009 and 2008.  The April 30, 2009 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 Annual Report to Stockholders.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Three months ended July 31,
	2009	2008
Basic EPS Shares outstanding (weighted average)	8,164,627	8,742,086
Effect of Dilutive Securities	7,453	***
Diluted EPS Shares outstanding	8,172,080	8,742,086

***	Dilutive securities are excluded for the three-month period ended July 31, 2008 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options in the computation of earnings per share would have been antidilutive.  The number of excluded options for the three months ended July 31, 2009 and 2008 were 1,325,525 and 1,408,675, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At July 31, 2009 and April 30, 2009 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $3,083,000 and $2,193,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates.  Such amounts are billed pursuant to contract terms.

NOTE D - INVENTORIES

Inventories, which are reported net of reserves of $4,701,000 and $4,596,000 at July 31, 2009 and April 30, 2009, respectively, consist of the following:

	July 31, 2009	April 30, 2009
	(In thousands)

Raw materials and Component parts	$12,879	$12,542
Work in progress	11,440	10,613
Finished Goods	2,270	2,896
	$26,589	$26,051
As of July 31, 2009 and April 30, 2009, approximately $18.1 million and $18.0 million, respectively, of total inventory is located in the United States, approximately $7.4 million and $6.8 million, respectively, is in Belgium and $1.1 million and $1.2 million, respectively, is in China.

6 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE E – COMPREHENSIVE INCOME

For the three months ended July 31, 2009 and 2008, comprehensive income (loss) is composed of:

	Three months ended July 31,
	(in thousands)
	2009	2008
Net income (loss)	$654	$	(773)
Foreign currency translation adjustment	372		223
Change in market value of marketable securities	323		(384)
Deferred tax effect of change in market value of marketable securities (net of valuation allowance on deferred tax assets)	-		154
Comprehensive income (loss)	$1,349	$	(780)

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
(3)
FEI-Zyfer - the products of the Company’s subsidiary incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.  Beginning in fiscal year 2009, this segment assumed responsibility for marketing, sales and support of the Company’s wireline synchronization products for the U.S. telecommunications market.

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
	Three months ended July 31,
	2009	2008
Net revenues:
FEI-NY	$7,065	$8,844
Gillam-FEI	2,474	2,619
FEI-Zyfer	4,249	2,303
less intercompany revenues	(1,346)	(703)
Consolidated Revenues	$12,442	$13,063
Operating profit (loss):
FEI-NY	$87	$(1,228)
Gillam-FEI	(20)	(55)
FEI-Zyfer	656	74
Corporate	(64)	(81)
Consolidated Operating Profit (Loss)	$659	$(1,290)

7 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	July 31, 2009	April 30, 2009
Identifiable assets:
FEI-NY	$40,469	$39,658
Gillam-FEI	19,379	17,615
FEI-Zyfer	8,931	8,672
less intercompany balances	(18,955)	(17,853)
Corporate	30,046	29,828
Consolidated Identifiable Assets	$79,870	$77,920

NOTE G – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the three month periods ended July 31, 2009 and 2008, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under a convertible note receivable.  The table below summarizes these transactions:

	Three months ended July 31,
	2009	2008
	(in thousands)
Purchases from:
Elcom	$6	$75
Morion	166	291
Sales to:
Elcom	$25	$13
Morion	8	18
Interest on Elcom note receivable	$12	$19

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2009 and April 30, 2009 are as follows (in thousands):

	July 31, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$234	$(391)	$10,008
Equity securities	450	-	(137)	313
	$10,615	$234	$(528)	$10,321

	April 30, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$278	$(803)	$9,640
Equity securities	450	-	(92)	358
	$10,615	$278	$(895)	$9,998

8 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2009
Fixed Income Securities	$-	$-	$1,661	$(391)	$1,661	$(391)
Equity Securities	-	-	313	(137)	313	(137)
	$-	$-	$1,974	$(528)	$1,974	$(528)
April 30, 2009
Fixed Income Securities	$-	$-	$2,268	$(803)	$2,268	$(803)
Equity Securities	-	-	358	(92)	358	(92)
	$-	$-	$2,626	$(895)	$2,626	$(895)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2009 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During each of the three month periods ended July 31, 2009 and 2008, the Company did not sell or redeem any available-for-sale securities. Accordingly, there were no realized gains or losses included in the determination of net income (loss) for those periods.

Maturities of fixed income securities classified as available-for-sale at July 31, 2009 are as follows, at cost (in thousands):
Current	$-
Due after one year through five years	8,136
Due after five years through ten years	2,029
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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued the Codification update No. 2009-05 “Fair Value Measurements and Disclosures” (“ASU 2009-05”).  The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities.  The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities.  The guidance in the update is effective for the Company during the interim period ending October 31, 2009. The Company is currently evaluating the impact to its financial reporting process of complying with this amendment.

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

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009.  FAS 166 is effective for the Company on May 1, 2010.  The Company does not expect the adoption of FAS 166 will have a material impact on its financial condition, results of operations, and disclosures.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the three months ended July 31, 2009.  The adoption of FAS 165 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”)  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position is effective for periods ending after June 15, 2009. The Company’s adoption of this FASB Staff Position did not impact its financial position, results of operation, or cash flows.

10 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  The Company adopted this FASB Staff Position during the quarter ended July 31, 2009.  Such adoption did not have a material effect on its financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  The effective date for this FASB Staff Position is for interim reporting periods ending after June 15, 2009 thus, the Company adopted the FASB Staff Position in the quarter ended July 31, 2009.  Such adoption did not have a material effect on the Company’s financial position, results of operation, or cash flows but does require additional disclosures in the notes to its interim financial statements.

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

In March 2008, the FASB issued Statement No.161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“FAS 161”).  FAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company’s adoption of FAS 161 did not have a material impact on its consolidated financial statements since the Company does not engage in hedging activities or acquire derivative instruments.

NOTE J – SUBSEQUENT EVENTS

In accordance with current accounting standards, subsequent events to the filing date of this Form 10-Q, September 14, 2009, have been evaluated for disclosure or recognition and the Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

NOTE K – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2009, the Company made a contribution of 32,770 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

11 of 19

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s April 30, 2009 Annual Report to Stockholders.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

12 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory reserves are established for slow-moving and obsolete items and are based upon management’s experience and expectations for future business.  Any increases for such estimated reserves are reflected in cost of sales in the period the revision is made.

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2010 and 2009 the percentage of consolidated net revenues represented by certain items in the Company’s consolidated statements of operations:
	Three months ended July 31,
	2009	2008
Net Revenues
FEI-NY	56.8%	67.7%
Gillam-FEI	19.9	20.0
FEI-Zyfer	34.1	17.6
Less Intersegment Revenues	(10.8)	(5.3)
	100.0	100.0
Cost of Revenues	65.4	75.6
Gross Margin	34.6	24.4
Selling and administrative expenses	20.6	23.9
Research and development expenses	8.7	10.4
Operating Income (Loss)	5.3	(9.9)
Other income, net	-	1.5
Pretax Income (Loss)	5.3	(8.4)
(Benefit) Provision for income taxes	-	(2.5)
Net Income (Loss)	5.3%	(5.9)%

(Note: All dollar amounts in following tables are in thousands, except Net Sales which are in millions)

Net sales	(in millions)
	Three months ended July 31,
	2009	2008	Change
FEI-NY	$7.1	$8.9	$(1.8)	(20)%
Gillam-FEI	2.5	2.6	(0.1)	(6)%
FEI-Zyfer	4.2	2.3	1.9	84%
Intersegment sales	(1.4)	(0.7)	(0.6)
	$12.4	$13.1	$(0.6)	(5)%

The decrease in revenues for the three month period ended July 31, 2009 compared to the same period of fiscal year 2009, is due to a decrease in revenues from commercial satellite payload programs recorded in the FEI-NY segment and lower non-core revenues from the Gillam-FEI segment.  Revenue for the Company’s telecommunication market area increased year-over-year as continuing decreases in revenue from wireless telecommunications customers, generally recorded in the FEI-NY segment, were more than offset by increased revenue from wireline telecommunication customers in both the U.S. and Europe.  Sales of the Company’s new US5G productline for the U.S. domestic wireline market are generated by the FEI-Zyfer segment where the sales and customer-support functions are located.  Revenues from non-space U.S. Government customers, which are recorded in the FEI-NY and FEI-Zyfer segments, increased by 9% over the prior year primarily due to additional revenues from the Company’s low-g oscillators.  During fiscal year 2010, the Company expects revenues from U.S. Government programs to continue at current levels while revenues from commercial satellite programs are uncertain due to economic conditions and the availability of funding for commercial projects. Telecommunication infrastructure revenues may also be comparable to the prior year although the mix of sales of wireless and wireline products is expected to change with a greater portion of such revenues coming from the US5G productline and other wireline products.  Based on current backlog and the vital role that the Company’s low-g products play in the U.S. military’s weapons systems, sales to non-space U.S. Government programs are also expected to increase over the balance of the fiscal year.

13 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin
	Three months ended July 31,
	2009	2008	Change
	$4,301	$3,191	$1,110	35%
GM Rate	34.6%	24.4%

The increase in gross margin for the three months ended July 31, 2009, is due to a different mix of product revenues.  In the first quarter of fiscal year 2010, the largest satellite programs on which the Company is working are performed under cost-plus-fee contracts which effectively assure that the Company will recognize positive gross margin on these programs.  In the fiscal year 2009 period, the Company incurred higher levels of engineering and manufacturing costs on certain large satellite payload programs which significantly reduced the gross margin realized in the quarter.  These large programs were completed during fiscal year 2009.  The current quarter’s gross margin rate of 34.6% reflects a sequential improvement from the 7% rate recorded in the fourth quarter of fiscal year 2009 or the 30% rate that results from the exclusion of an inventory writedown in that period.  At current revenue levels, the Company anticipates that its fiscal year 2010 gross margin rate will be comparable to that of the current period but will be significantly improved over the prior year.

Selling and administrative expenses

Three months ended July 31,
2009	2008	Change
$2,567	$3,116	$(549)	(18)%

For the three months ended July 31, 2009 and 2008, selling and administrative expenses were 20.6% and 23.9%, respectively, of consolidated revenues.  The Company’s target for such expenses is not to exceed 20% of revenues.  The decrease in expenses in the fiscal year 2010 period compared to fiscal year 2009 is largely attributable to declines in personnel costs through a reduction in force, reduced professional fees, and lower deferred compensation expense.  In addition, fiscal year 2010 expenses from the Gillam-FEI segment benefited from the 13% decline in the value of the Euro to the U.S. dollar compared to the same period of fiscal year 2009.  In subsequent quarters of fiscal year 2010, the Company expects selling and administrative expenses to be incurred at approximately the same rate in both dollars and as a percentage of revenues.

Research and development expense

Three months ended July 31,
2009	2008	Change
$1,075	$1,365	$(290)	(21)%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales.  In the fiscal year 2010 period, a portion of the Company’s development resources were engaged on certain large cost-plus-fee satellite payload programs.  As a consequence, some of the Company’s development expenditures were customer-funded thus reducing the level of internal research and development spending.  The Company retains a proprietary interest in any products or technologies which result from the customer-funded efforts.  Research and development spending for the quarters ended July 31, 2009 and 2008, were 8.7% and 10.4% of revenues, respectively.  The Company targets research and development spending at approximately 10% of sales, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes, including its efforts applied to certain cost-plus-fee satellite payload programs.  In fiscal 2010, the Company anticipates that internal research and development spending will be less than 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these internal development efforts.

14 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating Profit (Loss)
Three months ended July 31,
2009	2008	Change
$659	$(1,290)	$1,949	NM

The improved gross margin and lower operating expenses in the fiscal year 2010 period enabled the Company to record an operating profit equal to 5.3% of revenues.  Sequentially, the operating profit for the period ended July 31, 2009, represents a $1.1 million improvement from the quarter ended April 30, 2009, excluding the $2.9 million inventory writedown from that period.  The Company anticipates that at the current level of business and having implemented certain cost savings, that it can sustain operating profits at this level.  The Company will strive to improve on these results by gaining additional business through increased bookings on its current product lines and expanding its product offerings through its research and development efforts.  The Company anticipates that it will generate an operating profit for the full fiscal year 2010.

Other income (expense)
	Three months ended July 31,
	2009		2008	Change
Investment income		$128	$158	$	(30)	(19)%
Equity (loss) income		(49)	37		(86)	NM
Interest expense		(44)	(84)		40	48%
Other income, net		(40)	81		(121)	(149)%
	$	(5)	$192	$	(197)	(103)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of the securities.

The equity (loss) or income in the fiscal year 2010 and 2009 periods represent the Company’s share of the quarterly income or (loss) recorded by Elcom Technologies in which the Company owns a 25% interest.

The decrease in interest expense for the three month period ended July 31, 2009, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the three month period ended July 31, 2008.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction was deferred and recognized in income over the initial lease term.  Under the caption “Other income, net” the Company recognized deferred gain of $88,000 for the three months ended July 31, 2008.  Since the gain was fully amortized during fiscal year 2009, comparable income was not recorded in the quarter ended July 31, 2009.    In the fiscal year 2010 period, other expense included royalty expense and foreign currency exchange losses at the Company’s overseas subsidiaries.  Other insignificant income and expense items are also recorded under this caption.

Net Income (Loss)
Three months ended July 31,
2009	2008	Change
$654	$(773)	$1,427	185%

Net income for the three months ended July 31, 2009, resulted from the improved gross margin and reduced operating expenses as discussed above.  The fiscal year 2009 results were negatively impacted by the higher engineering costs on certain satellite payload programs which were completed during that fiscal year.  The Company expects to realize improved gross and operating margins in the subsequent quarters of fiscal year 2010 and anticipates that it will report a profit for the full year.

15 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Income Taxes

During the quarter ended July 31, 2009, the Company recorded an income tax provision of approximately $160,000, or approximately 25% of pre-tax income.  This provision was completely offset by a reduction in the valuation allowance on deferred tax assets that was established in prior years.  As of July 31, 2009, the valuation allowance is approximately $8.4 million and may continue to be reduced as the Company realizes pre-tax profits in future periods.

The Company is subject to taxation in several countries as well as the states of New York and California.  The statutory federal rates vary from 34% in the United States to 35% in Europe.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  As of April 30, 2009, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.1 million, which will offset future taxable income.  The domestic U.S. tax loss carryforward, which expires in 2028, is approximately $3.0 million and the tax loss carryforward for state income tax purposes is approximately $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $50 million at July 31, 2009, which is comparable to $48 million in working capital at April 30, 2009.  Included in working capital at July 31, 2009 is $16.0 million of cash, cash equivalents and marketable securities which are offset by $1.1 million in borrowings under the Company’s bank line of credit.  The Company’s current ratio at July 31, 2009 is 6.95 to 1 similar to that at April 30, 2009.

For the three months ended July 31, 2009, the Company generated $1.2 million in cash from operating activities compared to $2.1 million used by operations in the comparable fiscal year 2009 period.  The primary source of cash in the fiscal year 2010 period was profitable operations.  During the quarter ended July 31, 2009, the Company incurred over $1.0 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  These expenses are comparable to prior years.  In the three month period ended July 31, 2008, the decrease in operating cash flow was due to operating losses and the growth in accounts receivable and inventory.  For the balance of fiscal year 2010, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the three months ended July 31, 2009, was $175,000 compared to cash used by investing activities of $6.7 million for the same period of fiscal year 2009.  In the fiscal year 2010 period, investing activities consisted solely of acquisition of fixed assets.  During the comparable fiscal year 2009 period, the Company invested $6.6 million in marketable securities and acquired additional fixed assets for $111,000.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Capital equipment purchases for all of fiscal year 2010 are expected to be in the range of $1.0 million to $1.5 million.  Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the three months ended July 31, 2009, was $70,000 compared to $1.3 million provided by financing activities during the comparable fiscal year 2009 period.  The fiscal year 2010 activity consisted solely of payments against the Company’s capital lease obligation.  During the first quarter of fiscal year 2009, the Company borrowed $1.5 million against its line of credit, made principle payments of $52,000 against a long-term capital lease and reacquired capital stock for treasury in the approximate amount of $100,000.  The Company has available a $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by the investments and has no maturity date so long as the Company maintains its investments with the financial institution.  At July 31, 2009, the Company had borrowings under the line of approximately $1.1 million.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2009, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

16 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

As of July 31, 2009, the Company's consolidated backlog amounted to approximately $31 million.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2009 is approximately $9 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2009, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

17 of 19

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2009.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of its internal controls within the prescribed timeframe.  As a result, as of July 31, 2009, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer.  The lack of documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, management in part, will continue to establish policies and procedures to provide for the necessary documentation and testing of such internal controls during the current fiscal year.  During fiscal year 2010, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries.  If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

In addition, due to the Company’s small size and lack of resources and staffing, the Chief Financial Officer is actively involved in the preparation of the financial statements and therefore, cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of accounting personnel results in an inability to have independent review and approval by the Chief Financial Officer of financial accounting entries.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to this limitation.  The Company addressed this material weakness by engaging third-party tax accounting advisors who identified the need to adjust the fiscal year 2008 deferred tax and income tax receivable balances.  The Company also hired a new controller and is creating processes whereby personnel in its Accounting Department (other than the Chief Financial Officer) will create analysis and original accounting entries, which will subsequently be reviewed and approved by the Chief Financial Officer.  The Company expects that compliance with such measures will remediate this material weakness.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2009	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

19 of 19