Form 10-Q/A
period 2009-07-31
FREQUENCY ELECTRONICS INC
filed 2009-10-22
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This amendment has been filed to amend Item 4T of Part I (“Controls and Procedures”) of the Form 10-Q for the quarter ended July 31, 2009 (the “Original Filing”) filed by Frequency Electronics, Inc. (the “Company”) in response to comments received from the staff of the Securities and Exchange Commission.  We are not amending any other part of the Original Filing.  This amendment speaks as of the date of the Original Filing.

———————————

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

As disclosed in its Form 10-K for the year ended April 30, 2009, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at July 31, 2009, for the first quarter of fiscal year 2010, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2009, and therefore the weaknesses previously identified by management continued to exist at July 31, 2009.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 for a more detailed discussion of the weaknesses previously identified by management.

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

2 of 4

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

3 of 4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: October 22, 2009	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

4 of 4