Form 10-Q
period 2009-10-31
FREQUENCY ELECTRONICS INC
filed 2009-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2009

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
Yes ☐                      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 10, 2009 – 8,183,275

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
October 31, 2009 and April 30, 2009	3

Condensed Consolidated Statements of Operations
Six Months Ended October 31, 2009 and 2008	4

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	13-18

Item 4T- Controls and Procedures	19

Part II. Other Information:

Items 1, 1A, 2, 3 and 5 are omitted because they are not applicable

Item 4 - Submission of Matters to a Vote of Security Holders	20

Item 6 - Exhibits	20

Signatures	21

Exhibits

2 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2009	2009
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$5,699	$4,911
Marketable securities	10,832	9,998
Accounts receivable, net of allowance for doubtful accounts of $285 at October 31 and April 30, 2009	9,452	10,775
Costs and estimated earnings in excess of billings	2,585	2,193
Inventories	27,263	26,051
Income taxes receivable	791	886
Prepaid expenses and other	1,619	1,257
Total current assets	58,241	56,071
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,332	7,961
Goodwill and other intangible assets, net	218	218
Cash surrender value of life insurance and cash held in trust	8,663	8,423
Investments in and loans receivable from affiliates	4,043	4,430
Other assets	817	817
Total assets	$79,314	$77,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$239	$1,327
Accounts payable – trade	2,669	2,305
Accrued liabilities and other	4,113	4,408
Total current liabilities	7,021	8,040
Lease obligation – noncurrent	569	684
Deferred compensation	9,580	9,546
Other liabilities	558	484
Total liabilities	17,728	18,754
Stockholders’ equity:
Preferred stock - $1.00 par value		-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,265	48,997
Retained earnings	3,047	2,522
	61,476	60,683
Common stock reacquired and held in treasury -at cost, 980,725 shares at October 31, 2009 and 1,021,159 shares at April 30, 2009	(4,823)	(4,972)
Accumulated other comprehensive income	4,933	3,455
Total stockholders' equity	61,586	59,166
Total liabilities and stockholders' equity	$79,314	$77,920

See accompanying notes to condensed consolidated financial statements.

3 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,
(Unaudited)

	2009	2008
	(In thousands except per share data)

Revenues	$23,836	$27,089
Cost of revenues	15,141	21,183
Gross margin	8,695	5,906
Selling and administrative expenses	5,340	5,951
Research and development expense	2,454	2,239
Operating profit (loss)	901	(2,284)

Other income (expense):
Investment income	253	367
Equity loss	(195)	(308)
Impairment of investment in affiliate	(200)	-
Interest expense	(78)	(193)
Other (expense) income, net	(156)	75
Income (loss) before benefit for income taxes	525	(2,343)
Benefit for income taxes	-	(677)
Net income (loss)	$525	$(1,666)

Net income (loss) per common share
Basic	$0.06	$(0.20)
Diluted	$0.06	$(0.20)

Weighted average shares outstanding
Basic	8,172,643	8,523,187
Diluted	8,184,764	8,523,187

See accompanying notes to consolidated condensed financial statements.

4 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,
(Unaudited)

	2009	2008
	(In thousands except per share data)

Revenues	$11,395		$14,026
Cost of revenues	7,001		11,311
Gross margin	4,394		2,715

Selling and administrative expenses	2,773		2,835
Research and development expense	1,379		874
Operating profit (loss)	242		(994)
Other income (expense):
Investment income	125		209
Equity loss	(145)		(345)
Impairment of investment in affiliate	(200)		-
Interest expense	(34)		(110)
Other expense, net	(117)		(6)
Loss before benefit for income taxes	(129)		(1,246)
Benefit for income taxes	-		(352)
Net loss	$(129)		$(894)

Net loss per common share
Basic	$(0.02)		$(0.11)
Diluted	$(0.02)	$	(0.11)

Weighted average shares outstanding
Basic	8,180,659		8,304,288
Diluted	8,180,659		8,304,288

See accompanying notes to condensed consolidated financial statements.

5 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$525	$(1,666)
Non-cash charges to earnings, net	2,541	2,552
Net changes in operating assets and liabilities	(406)	(420)
Net cash provided by operating activities	2,660	466

Cash flows from investing activities:
Proceeds from sale of marketable securities and investments	-	1,036
Purchase of marketable securities	-	(6,594)
Purchase of fixed assets	(280)	(293)
Net cash used in investing activities	(280)	(5,851)

Cash flows from financing activities:
Proceeds from short-term credit obligations	-	1,500
Payment of short-term credit and lease obligations	(1,243)	(1,106)
Purchase of stock for treasury	-	(2,974)
Net cash used in financing activities	(1,243)	(2,580)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	1,137	(7,965)

Effect of exchange rate changes on cash and cash equivalents	(349)	822

Net increase (decrease) in cash and cash equivalents	788	(7,143)

Cash and cash equivalents at beginning of period	4,911	11,029

Cash and cash equivalents at end of period	$5,699	$3,886

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$159
Income Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

6 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2009 and the results of its operations and cash flows for the six and three months ended October 31, 2009 and 2008.  The April 30, 2009 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Six months		Three months
	Periods ended October 31,
	2009	2008	2009	2008
Basic EPS Shares outstanding
(weighted average)	8,172,643	8,523,187	8,180,659	8,304,288
Effect of Dilutive Securities	12,121	***	***	***
Diluted EPS Shares outstanding	8,184,764	8,523,187	8,180,659	8,304,288

 ***Dilutive securities are excluded for the three month period ended October 31, 2009 and for the six and three-month periods ended October 31, 2008 since the inclusion of such shares would be antidilutive due to the net loss for the periods then ended.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options in the computation of earnings per share would have been antidilutive.  The number of excluded options were:

	Six months		Three months
	Periods ended October 31,
	2009	2008	2009	2008
Outstanding Options excluded	869,213	1,155,094	869,213	1,155,094

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At October 31, 2009 and April 30, 2009 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $2,585,000 and $2,193,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates.  Such amounts are billed pursuant to contract terms.  During the six and three months ended October 31, 2009, the revenue recognized under percentage of completion contracts was $9.7 million and $5.1 million, respectively.  For the same periods of fiscal year 2009, the Company recognized percentage of completion revenue of $9.6 million and $4.8 million, respectively.

7 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market at October 31, 2009 and April 30, 2009, respectively, consist of the following:

	October 31, 2009	April 30, 2009
	(In thousands)

Raw materials and Component parts	$12,094	$12,542
Work in progress	12,789	10,613
Finished Goods	2,380	2,896
	$27,263	$26,051

As of October 31, 2009 and April 30, 2009, approximately $17.8 million and $18.0 million, respectively, of total inventory is located in the United States, approximately $8.5 million and $6.8 million, respectively, is located in Belgium and $1.0 million and $1.2 million, respectively, is located in China.

The Company reached an agreement with a customer to receive $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer requires.  The Company recorded this amount as a reduction to cost of goods sold during the six and three month periods ended October 31, 2009.  During the same periods, the Company wrote down inventory, including the unique items, with an aggregate value of $800,000 and $650,000, respectively.  All written down inventory remains the property of the Company and may be sold or disposed in the future.

NOTE E – COMPREHENSIVE INCOME

For the six months ended October 31, 2009 and 2008, comprehensive income (loss) is composed of (in thousands):
	Six months ended October 31,
	2009	2008
Net income (loss)	$525	$(1,666)
Foreign currency translation adjustment	644	(134)
Change in value of marketable securities	834	(570)
Plus deferred tax effect of change in value of marketable securities	-	228
Comprehensive income (loss)	$2,003	$(2,142)

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

8 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
	Six months		Three months
	Periods ended October 31,
	2009	2008	2009	2008
Revenues:
FEI-NY	$14,014	$18,633	$6,949	$9,788
Gillam-FEI	4,975	5,301	2,501	2,683
FEI-Zyfer	6,828	4,127	2,579	1,824
less intersegment revenues	(1,981)	(972)	(634)	(269)
Consolidated revenues	$23,836	$27,089	$11,395	$14,026

Operating profit (loss):
FEI-NY	$624	$(1,780)	$538	$(552)
Gillam-FEI	(5)	(10)	14	45
FEI-Zyfer	485	(282)	(171)	(356)
Corporate	(203)	(212)	(139)	(131)
Consolidated operating profit (loss)	$901	$(2,284)	$242	$(994)

	October 31, 2009	April 30, 2009
Identifiable assets:
FEI-NY	$40,305	$39,658
Gillam-FEI	19,637	17,615
FEI-Zyfer	6,098	8,672
less intercompany balances	(17,236)	(17,853)
Corporate	30,510	29,828
Consolidated Identifiable Assets	$79,314	$77,920

NOTE G – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the six and three month periods ended October 31, 2009 and 2008, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under a convertible note receivable.  The table below summarizes these transactions:

	Six months		Three months
	Periods ended October 31,
	2009	2008	2009	2008
	(in thousands)
Purchases from:
Elcom	$6	$113	$-	$38
Morion	197	469	2	179
Sales to:
Elcom	$1	$25	$1	$11
Morion	32	50	11	32
Interest on Elcom note receivable	$24	$38	$12	$19

During the second quarter of fiscal year 2009, the Company repurchased from Elcom 29,651 shares of the Company’s outstanding common stock at an aggregate cost of approximately $150,000.  The amount paid was at the market value of the Company’s common stock on the date of purchase.

9 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2009 and April 30, 2009 are as follows (in thousands):

	October 31, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$293	$(272)	$10,186
Equity securities	450	196	-	646
	$10,615	$489	$(272)	$10,832

	April 30, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$278	$(803)	$9,640
Equity securities	450	-	(92)	358
	$10,615	$278	$(895)	$9,998

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2009
Fixed Income Securities	$504	$(3)	$1,783	$(269)	$2,287	$(272)
Equity Securities	-	-	-	-	-	-
	$504	$(3)	$1,783	$(269)	$2,287	$(272)
April 30, 2009
Fixed Income Securities	$-	$-	$2,268	$(803)	$2,268	$(803)
Equity Securities	-	-	358	(92)	358	(92)
	$-	$-	$2,626	$(895)	$2,626	$(895)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2009 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six and three month periods ended October 31, 2009, the Company did not sell or redeem any available-for-sale securities.  Accordingly, there were no realized gains or losses included in the determination of net income (loss) for those periods.  During the six and three month periods ended October 31, 2008, the Company sold available-for-sale securities with a market value of $1,036,000 and realized a gain of approximately $22,000 in those periods.

Maturities of fixed income securities classified as available-for-sale at October 31, 2009 are as follows, at cost (in thousands):
Current	$-
Due after one year through five years	8,136
Due after five years through ten years	2,029
$10,165

10 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value accounting framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning May 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  In the event that early adoption is elected, the Company would be required to determine the relative selling price for all deliverables in a multiple element arrangement based on the hierarchy identified in the new standard.  The Company would also be required to apply the standard retrospectively to the beginning of the year and to the comparable prior period for disclosure purposes.  The Company is currently evaluating the impact this new guidance may have on its condensed consolidated financial statements.  Early adoption of the standard is unlikely.

In June 2009, the FASB issued authoritative guidance codifying a single source of authoritative nongovernmental U.S. GAAP.  This guidance does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions were effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company in the current fiscal reporting period.  The adoption of this pronouncement did not have an impact on the Company’s condensed consolidated financial statements, but will impact its financial reporting process by eliminating all references to pre-codification standards.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

11 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2009, the FASB issued guidelines on subsequent event accounting which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted these amendments effective May 1, 2009 and has evaluated subsequent events through the date these financial statements were filed on December 15, 2009.

In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The Company adopted these provisions during the first quarter of fiscal year 2010.  The adoption did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments in interim and annual financial statements.  The new requirements were effective for interim periods ending after June 15, 2009 and the Company adopted these requirements in the first quarter of fiscal year 2010.  The adoption did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  In February 2008, the FASB deferred the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  The Company adopted the provisions of ASC Topic 820 in fiscal year 2009.  With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset rather than as the result of an internally-generated cash flow analysis.  In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820.  The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The Company adopted the provision of this guidance during its first quarter of fiscal year 2010, ended July 31, 2009.  The adoption did not have a material effect on its consolidated financial statements.

NOTE J – SUBSEQUENT EVENTS

In accordance with current accounting standards, the Company has evaluated subsequent events through the time of filing of this Form 10-Q, which was on December 15, 2009.

NOTE K – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2009, the Company made a contribution of 40,434 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

*********************

12 of 21

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

13 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  The Company writes down the value of slow-moving and obsolete inventory items based upon management’s experience and expectations for future business.  Any write downs are reflected in cost of sales in the period the write downs are made.

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2010 and 2009 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:
	Six months		Three months
	Periods ended October 31,
	2009	2008	2009	2008
Revenues
FEI-NY	58.8%	68.8%	61.0%	69.8%
Gillam-FEI	20.9	19.6	21.9	19.1
FEI-Zyfer	28.6	15.2	22.6	13.0
Less intersegment revenues	(8.3)	(3.6)	(5.5)	(1.9)
	100.0	100.0	100.0	100.0
Cost of revenues	63.5	78.2	61.4	80.6
Gross Margin	36.5	21.8	38.6	19.4
Selling and administrative expenses	22.4	21.9	24.4	20.2
Research and development expenses	10.3	8.3	12.1	6.2
Operating Profit (Loss)	3.8	(8.4)	2.1	(7.0)
Other income (expense), net	(1.6)	(0.2)	(3.2)	(1.8)
Pretax Income (Loss)	2.2	(8.6)	(1.1)	(8.8)
Benefit for income taxes	-	(2.5)	-	(2.5)
Net Income (Loss)	2.2%	(6.1)%	(1.1)%	(6.3)%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2009	2008	Change		2009	2008	Change
FEI-NY	$14.0	$18.6	$(4.6)	(25)%	$6.9	$9.8	$(2.8)	(29)%
Gillam-FEI	5.0	5.3	(0.3)	(6)%	2.5	2.7	(0.2)	(7)%
FEI-Zyfer	6.8	4.1	2.7	65%	2.6	1.8	0.8	41%
Intersegment revenues	(2.0)	(0.9)	(1.0)		(0.6)	(0.3)	(0.4)
	$23.8	$27.1	$(3.2)	(12)%	$11.4	$14.0	$(2.6)	(19)%

The decrease in revenues for the six and three month periods ended October 31, 2009 compared to the same periods of fiscal year 2009, was primarily the result of lower revenues from wireless infrastructure products recorded in the FEI-NY segment.  These lower revenues were partially offset by increased sales from the Company’s US5G productline for the U.S. domestic wireline market which are generated by the FEI-Zyfer segment.  Revenues from satellite payload programs were moderately lower in the fiscal year 2010 periods compared to the same periods of fiscal year 2009.  Revenues from U.S. Government space programs have increased by over 10% year-over-year but these increases were offset by continued low levels of activity in commercial satellite space programs.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased almost 25% year-over-year and accounted for more than 25% of consolidated revenue in the fiscal year 2010 periods compared to less than 20% in the fiscal year 2009 periods.  During the remainder of fiscal year 2010, the Company expects revenues from wireless telecommunication infrastructure products and satellite programs to remain at approximately the same levels as the first six months of the year but expects to realize increased revenues from wireline telecommunication products and from U.S. Government/DOD non-space programs.

14 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin
	Six months				Three months
	Periods ended October 31,
	2009	2008	Change		2009	2008	Change
	$8,695	$5,906	$2,789	47%	$4,394	$2,715	$1,679	62%
GM Rate	36.5%	21.8%			38.6%	19.4%

The improvement in gross margins for the six and three month periods ended October 31, 2009, are primarily due to increased gross margin rates.  The gross margin rates recorded in the fiscal year 2010 periods approach the Company’s targeted rates.  The rates recorded in the fiscal year 2009 periods were much lower than the Company’s targets due primarily to higher levels of engineering and manufacturing costs on certain satellite payload programs that were completed during fiscal year 2009.  During the quarter ended October 31, 2009, the Company reached an agreement with a customer to receive $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer requires.  The Company recorded this amount as a reduction to cost of goods sold during the six and three month periods ended October 31, 2009.  During the same periods, the Company wrote down inventory, including the unique items, with an aggregate value of $800,000 and $650,000, respectively.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2010 will be comparable to the current periods but will show significant improvement over the prior fiscal year.

Selling and administrative expenses

Six months				Three months
	Periods ended October 31,
2009	2008	Change		2009	2008	Change
$5,340	$5,951	$(611)	(10)%	$2,773	$2,835	$(62)	(2)%

For the six and three months ended October 31, 2009, selling and administrative expenses were 22% and 24%, respectively, of consolidated revenues.  This is compared to 22% and 20%, respectively, for the same periods of fiscal year 2009.  Although the Company’s target for such expenses is not to exceed 20% of revenues, since many of the costs are relatively fixed, lower revenues result in a higher ratio of expenses to revenues.  The decrease in expenses in the fiscal year 2010 periods compared to the same periods of fiscal year 2009 are primarily due to declines in personnel costs through a reduction in force and reduced deferred compensation expense.  These decreases were partially offset by higher professional fees and increased costs in the Gillam-FEI segment, including the impact of the rising value of the Euro to the U.S. dollar.  In subsequent quarters of fiscal year 2010, the Company expects selling and administrative expenses to be incurred at approximately the same rate in both dollars and as a percentage of revenues.

Research and development expense

Six months				Three months
	Periods ended October 31,
2009	2008	Change		2009	2008	Change
$2,454	$2,239	$215	10%	$1,379	$874	$505	58%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the six and three-month periods ended October 31, 2009 was 10% and 12% of revenues, respectively, compared to 8% and 6% of revenues for the same periods of fiscal year 2009, respectively.  The increased spending in fiscal year 2010, particularly in the second quarter of fiscal year 2010, resulted from intensive activities in the areas of satellite payload product development and improving the technology of the Company’s new wireline synchronization equipment.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company targets research and development spending at approximately 10% of revenues, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the remainder of fiscal year 2010, the Company anticipates that internal research and development spending will be less than 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

15 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating Profit (Loss)
Six months				Three months
Periods ended October 31,
2009	2008	Change		2009	2008	Change
$901	$(2,284)	$3,185	NM	$242	$(994)	$1,236	NM

Improved gross margin rates and lower operating expenses in the fiscal year 2010 periods enabled the Company to record operating profits for the six and three-month periods ended October 31, 2009, compared to the same periods of fiscal year 2009.  The Company anticipates that at the current level of business and having implemented certain cost saving measures, that it can sustain operating profits at this level.  As the Company gains additional business through increased bookings on its current product lines and expands its product offerings through research and development efforts, the operating profit is expected to further improve.  The Company anticipates that it will generate an operating profit for the full fiscal year 2010.

Other income (expense)
	Six months							Three months
	Periods ended October 31,
	2009		2008		Change			2009		2008		Change
Investment income		$253		$367	$	(114)	(31)%		$125		$209	$	(84)	(40)%
Equity (loss)		(195)		(308)		113	37%		(145)		(345)		200	58%
Impairment charge		(200)		-		(200)	NM		(200)		-		(200)	NM
Interest expense		(78)		(193)		115	60%		(34)		(110)		76	69%
Other income, net		(156)		75		(231)	NM		(117)		(6)		(111)	NM
	$	(376)	$	(59)	$	(317)	(537)%	$	(371)	$	(252)	$	(119)	(47)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.

The equity loss in the fiscal year 2010 and 2009 periods represent the Company’s share of the quarterly loss recorded by Elcom Technologies in which the Company owns a 25% interest.  In addition, during the three month period ended October 31, 2009, the Company measured the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results and determined that its investment was impaired.  Consequently, the Company recorded an impairment charge in the amount of $200,000 in addition to its equity share in Elcom’s quarterly loss.

The decrease in interest expense for the six and three month periods ended October 31, 2009, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the same periods ended October 31, 2008.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term.  Under the caption “Other income, net” the Company recognized deferred gain of $177,000 and $88,000 for the six and three months ended October 31, 2008, respectively.  Since the gain was fully amortized during fiscal year 2009, comparable income was not recorded in the periods ended October 31, 2009. In the fiscal year 2010 periods, other expense included royalty expense and certain foreign currency exchange losses at the Company’s overseas subsidiaries.  Other insignificant income and expense items are also recorded under this caption.

16 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net Income (Loss)
Six months				Three months
Periods ended October 31,
2009	2008	Change		2009	2008	Change
$525	$(1,666)	$2,191	NM	$(129)	$(894)	$765	86%

The improvement in net income (loss) for the six and three months ended October 31, 2009, resulted from the improved gross margin and reduced operating expenses as discussed above.  The net loss for the second quarter of fiscal year 2010 included the $200,000 non-cash impairment charge on its Elcom investment.  The fiscal year 2009 results were negatively impacted by the higher engineering costs on certain satellite payload programs which were completed during that fiscal year.  The Company expects to realize improved gross and operating margins in the subsequent quarters of fiscal year 2010 and anticipates that it will report a profit for the full year.

Income Taxes

During the six months ended October 31, 2009, the Company recorded an income tax provision of approximately $130,000, or approximately 25% of pre-tax income.  This provision was completely offset by a reduction in the valuation allowance on deferred tax assets that was established in prior years.  As of October 31, 2009, the valuation allowance is approximately $8.4 million and may continue to be reduced as the Company realizes pre-tax profits in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $51 million at October 31, 2009, compared to working capital of $48 million at April 30, 2009.  Included in working capital at October 31, 2009 is $16.5 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2009 is 8.3 to 1.

For the six months ended October 31, 2009, the Company had positive cash flow from operating activities of $2.7 million compared to $466,000 provided by operations in the comparable fiscal year 2009 period.  The primary sources of cash in the fiscal year 2010 period were profitable operations and the collection of accounts receivable.  During the fiscal year 2010 period, the Company incurred over $2.5 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  These non-cash expenses are comparable to prior years.  In the six month period ended October 31, 2008, operating cash flow was diminished by the $1.7 million net loss for the period.  For the balance of fiscal year 2010, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the six months ended October 31, 2009, was $280,000 compared to a $5.9 million use of cash for the same period of fiscal year 2009.  During the fiscal year 2010 period, cash was used solely to acquire capital equipment.  In the prior fiscal year, the Company invested $5.6 million in marketable securities, net of $1.0 million in proceeds from the sale of certain marketable securities, and acquired additional fixed assets for $293,000.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Capital equipment purchases for all of fiscal year 2010 are expected to be in the range of $1.0 million to $1.5 million.  Internally generated cash is adequate to acquire this level of capital equipment.

17 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash used in financing activities for the six months ended October 31, 2009, was $1.2 million compared to $2.6 million used during the comparable fiscal year 2009 period.  The fiscal year 2010 activity consisted solely of payments against the Company’s capital lease obligation and paydown of the Company’s line of credit with a financial institution.  During the first six months of fiscal year 2009, the Company repurchased over 677,000 shares of its common stock at an average per share price of $4.39, or approximately $3.0 million.  In addition, during fiscal year 2009, the Company had net borrowings of $0.5 million against its line of credit and made principal payments of $106,000 against a long-term capital lease.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2009, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of October 31, 2009, the Company's consolidated backlog amounted to approximately $37 million.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2009 is approximately $7.5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

———————————

18 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4T.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2009, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Form 10-K for the year ended April 30, 2009, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at October 31, 2009, for the second quarter of fiscal year 2010, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2009, and therefore the weaknesses previously identified by management continued to exist at October 31, 2009.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

19 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

PART II

ITEMS 1, 1A, 2, 3 and 5 are omitted because they are not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

On October 6, 2009, at the Annual Meeting of Stockholders, the following matters were approved by the shareholders of the Company:

1.	Election of the following six directors:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES
Joseph P. Franklin	6,234,788	2,013,657	0
Martin B. Bloch	6,407,673	1,840,772	0
Joel Girsky	7,540,814	707,631	0
E. Donald Shapiro	7,417,902	830,543	0
S. Robert Foley, Jr.	7,425,498	822,947	0
Richard Schwartz	7,442,109	806,336	0

2.	Ratification of the appointment of Eisner LLP as independent auditors for fiscal year 2010. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,765,310	142,420	340,716	0

ITEM 6 - Exhibits

31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2009	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

21 of 21