Form 10-Q
period 2010-01-31
FREQUENCY ELECTRONICS INC
filed 2010-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended January 31, 2010

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2010 – 8,187,453

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
January 31, 2010 and April 30, 2009	3

Condensed Consolidated Statements of Operations
Nine Months Ended January 31, 2010 and 2009	4

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7-13

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	13-19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T- Controls and Procedures	19-20

Part II. Other Information:

Item 6 - Exhibits	20

Signatures	21

Exhibits	22-25

2 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________
	January 31,	April 30,
	2010	2009
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$6,504	$4,911
Marketable securities	10,408	9,998
Accounts receivable, net of allowance for doubtful accounts of $285 at January 31, 2010 and April 30, 2009	9,924	10,775
Costs and estimated earnings in excess of billings	2,667	2,193
Inventories	28,585	26,051
Income taxes receivable and refundable	2,443	886
Prepaid expenses and other	864	1,257
Total current assets	61,395	56,071
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,016	7,961
Goodwill and other intangible assets, net	218	218
Cash surrender value of life insurance and cash held in trust	8,784	8,423
Investments in and loans receivable from affiliates	3,516	4,430
Other assets	817	817
Total assets	$81,746	$77,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit obligations	$243	$1,327
Accounts payable - trade	2,833	2,305
Accrued liabilities and other	4,385	4,408
Total current liabilities	7,461	8,040

Lease obligation – noncurrent	511	684
Deferred compensation	9,599	9,546
Other liabilities	641	484

Total liabilities	18,212	18,754

Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,422	48,997
Retained earnings	5,096	2,522
	63,682	60,683
Common stock reacquired and held in treasury -at cost, 976,487 shares at January 31, 2010 and 1,021,159 shares at April 30, 2009	(4,799)	(4,972)
Accumulated other comprehensive income	4,651	3,455
Total stockholders' equity	63,534	59,166
Total liabilities and stockholders' equity	$81,746	$77,920

See accompanying notes to condensed consolidated financial statements.

3 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine Months Ended January 31,
(Unaudited)

	2010	2009
	(In thousands except per share data)

Revenues	$36,360	$40,297
Cost of revenues	23,243	30,932
Gross margin	13,117	9,365

Selling and administrative expenses	7,948	8,797
Research and development expense	3,954	3,068
Operating income (loss)	1,215	(2,500)

Other income (expense):
Investment income	400	526
Equity loss	(151)	(100)
Impairment of investment in affiliate	(550)	-
Interest expense	(103)	(269)
Other (expense) income, net	(207)	80
Income (Loss) before benefit for income taxes	604	(2,263)
Benefit for income taxes	(1,970)	(696)
Net income (loss)	$2,574	$(1,567)

Net income (loss) per common share
Basic	$0.31	$(0.19)
Diluted	$0.31	$(0.19)

Weighted average shares outstanding
Basic	8,176,638	8,381,424
Diluted	8,197,367	8,381,424

See accompanying notes to consolidated condensed financial statements.

4 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended January 31,
(Unaudited)

	2010	2009
	(In thousands except per share data)

Revenues	$12,524	$13,208
Cost of revenues	8,102	9,749
Gross margin	4,422	3,459

Selling and administrative expenses	2,608	2,845
Research and development expense	1,500	829
Operating income (loss)	314	(215)

Other income (expense):
Investment income	147	159
Equity income	44	208
Impairment of investment in affiliate	(350)	-
Interest expense	(25)	(76)
Other (expense) income, net	(51)	4
Income before benefit for income taxes	79	80
Benefit for income taxes	(1,970)	(19)
Net income	$2,049	$99

Net income per common share
Basic	$0.25	$0.01
Diluted	$0.25	$0.01

Weighted average shares outstanding
Basic	8,184,627	8,097,899
Diluted	8,222,574	8,097,899

See accompanying notes to condensed consolidated financial statements.

5 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)

	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,574	$(1,567)
Non-cash (income) charges to earnings, net	3,844	3,717
Net changes in operating assets and liabilities	(3,293)	3,184
Net cash provided by operating activities	3,125	5,334

Cash flows from investing activities:
Proceeds from sale of marketable securities	500	1,036
Purchase of marketable securities	-	(6,599)
Receipt of loan payment from affiliate	220	-
Purchase of fixed assets	(517)	(423)
Net cash provided by (used in) investing activities	203	(5,986)

Cash flows from financing activities:
Proceeds from short-term credit obligations	-	2,500
Debt payments	(1,314)	(6,663)
Purchase of stock for treasury	-	(3,106)
Net cash used in financing activities	(1,314)	(7,269)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	2,014	(7,921)

Effect of exchange rate changes on cash and cash equivalents	(421)	166

Net increase (decrease) in cash and cash equivalents	1,593	(7,755)

Cash and cash equivalents at beginning of period	4,911	11,029

Cash and cash equivalents at end of period	$6,504	$3,274

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$201
Income Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

6 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2010 and the results of its operations and cash flows for the nine and three months ended January 31, 2010 and 2009.  The April 30, 2009 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Nine months		Three months
	Periods ended January 31,
	2010	2009	2010	2009
Basic EPS Shares outstanding
(weighted average)	8,176,638	8,381,424	8,184,627	8,097,899
Effect of Dilutive Securities	20,729	***	37,947	***
Diluted EPS Shares outstanding	8,197,367	8,381,424	8,222,574	8,097,899

***	Dilutive securities are excluded for the nine- and three-month periods ended January 31, 2009 since the inclusion of such shares would be antidilutive.

The computation of diluted earnings per share excludes those options and stock appreciation rights with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options in the computation of earnings per share would have been antidilutive.  The number of excluded options were:

	Nine months		Three months
	Periods ended January 31,
	2010	2009	2010	2009
Outstanding Options excluded	1,347,775	1,073,719	1,066,775	1,073,719

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At January 31, 2010 and April 30, 2009 costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $2,667,000 and $2,193,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates.  Such amounts are billed pursuant to contract terms.  During the nine and three months ended January 31, 2010, the revenue recognized under percentage of completion contracts was $14.4 million and $4.7 million, respectively.  For the same periods of fiscal year 2009, the Company recognized percentage of completion revenue of $14.6 million and $5.1 million, respectively.

7 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market at January 31, 2010 and April 30, 2009, respectively, consist of the following:

	January 31, 2010	April 30, 2009
	(In thousands)

Raw materials and Component parts	$11,935	$12,542
Work in progress	14,163	10,613
Finished Goods	2,487	2,896
	$28,585	$26,051

As of January 31, 2010 and April 30, 2009, approximately $18.0 million and $18.0 million, respectively, of total inventory is located in the United States, approximately $9.7 million and $6.8 million, respectively, is located in Belgium and $900,000 and $1.2 million, respectively, is located in China.

The Company reached an agreement with a customer and received $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer requires.  The Company recorded this amount as a reduction to cost of goods sold during the nine month period ended January 31, 2010.  During the nine- and three-month periods ended January 31, 2010, the Company wrote down inventory with an aggregate value of $950,000 and $150,000, respectively.  In the same periods of fiscal year 2009, the Company wrote down inventory with an aggregate value of $1.45 million and $650,000, respectively.  All written down inventory remains the property of the Company and may be sold or disposed in the future.

NOTE E – COMPREHENSIVE INCOME

For the nine months ended January 31, 2010 and 2009, comprehensive income (loss) is composed of (in thousands):
	Nine months ended January 31,
	2010	2009
Net income (loss)	$2,574	$(1,567)
Foreign currency translation adjustment	596	(854)
Change in market value of marketable securities	917	(163)
Deferred tax effect of change in market value of marketable securities	(317)	65
Comprehensive income (loss)	$3,770	$(2,519)

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
	Nine months		Three months
	Periods ended January 31,
	2010	2009	2010	2009
Revenues:
FEI-NY	$21,382	$28,104	$7,368	$9,471
Gillam-FEI	8,812	7,708	3,837	2,407
FEI-Zyfer	8,742	6,243	1,914	2,116
less intersegment revenues	(2,576)	(1,758)	(595)	(786)
Consolidated revenues	$36,360	$40,297	$12,524	$13,208

Operating income (loss):
FEI-NY	$885	$(1,748)	$261	$33
Gillam-FEI	377	(55)	382	(45)
FEI-Zyfer	229	(419)	(256)	(137)
Corporate	(276)	(278)	(73)	(66)
Consolidated operating income (loss)	$1,215	$(2,500)	$314	$(215)

	January 31, 2010	April 30, 2009
Identifiable assets:
FEI-NY	$39,773	$39,658
Gillam-FEI	20,333	17,615
FEI-Zyfer	5,720	8,672
less intercompany balances	(16,613)	(17,853)
Corporate	32,533	29,828
Consolidated Identifiable Assets	$81,746	$77,920

NOTE G – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the nine and three month periods ended January 31, 2010 and 2009, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under a convertible note receivable.  The table below summarizes these transactions:
	Nine months		Three months
	Periods ended January 31,
	2010	2009	2010	2009
	(in thousands)
Purchases from:
Elcom	$15	$249	$9	$136
Morion	222	814	2	345
Sales to:
Elcom	$1	$62	$1	$37
Morion	76	98	11	48
Interest on Elcom note receivable	$69	$53	$45	$16

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  In fiscal year 2010, the Company determined that its investment was impaired and for the nine and three months ended January 31, 2010, recorded impairment charges in the amount $550,000 and $350,000, respectively.  During the second quarter of fiscal year 2009, the Company repurchased from Elcom 29,651 shares of the Company’s outstanding common stock at an aggregate cost of approximately $150,000.  The amount paid was at the market value of the Company’s common stock on the date of purchase.

9 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2010 and April 30, 2009 are as follows (in thousands):

	January 31, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$9,658	$280	$(136)	$9,802
Equity securities	450	156	-	606
	$10,108	$436	$(136)	$10,408

	April 30, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$278	$(803)	$9,640
Equity securities	450	-	(92)	358
	$10,615	$278	$(895)	$9,998

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2010
Fixed Income Securities	$-	$-	$1,916	$(136)	$1,916	$(136)
Equity Securities	-	-	-	-	-	-
	$-	$-	$1,916	$(136)	$1,916	$(136)
April 30, 2009
Fixed Income Securities	$-	$-	$2,268	$(803)	$2,268	$(803)
Equity Securities	-	-	358	(92)	358	(92)
	$-	$-	$2,626	$(895)	$2,626	$(895)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2010 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine and three month periods ended January 31, 2010, the Company redeemed an available-for-sale security in the amount of $500,000 and realized a loss of $7,000 on the transaction which is included in the determination of net income for those periods.  During the nine and three month periods ended January 31, 2009, the Company sold available-for-sale securities with a market value of $1,036,000 and realized a gain of approximately $22,000 in those periods.

10 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income securities classified as available-for-sale at January 31, 2010 are as follows, at cost (in thousands):
Current	$-
Due after one year through five years	9,658
Due after five years through ten years	-
$9,658

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  All of the Company’s investments in marketable securities are valued on a Level 1 basis.

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

In May 2009, the FASB issued guidelines on subsequent event accounting which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted these amendments effective May 1, 2009.

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

NOTE J – INCOME TAXES

In November 2009, the United States enacted legislation which permits corporations to carryback net operating losses up to 5 years versus the previous 2-year limitation.  As a result, the Company filed a claim to carryback the entire amount of its fiscal year 2009 tax loss to an earlier year, thus realizing a tax benefit of approximately $2.9 million.  Before this legislation was enacted, the Company anticipated receiving a tax benefit of approximately $800,000 and recorded a receivable on that basis.  Due to the change in tax law, during the nine and three month periods ended January 31, 2010, the Company is recording a tax benefit of $1.97 million of which $2.1 million is attributable to the effect of the new law.  During the nine months ended January 31, 2010, the Company recorded an income tax provision of approximately $180,000, or approximately 30% of pre-tax income.  A portion of this provision was deferred and is offset by a reduction in the valuation allowance on deferred tax assets that was established in prior years.  As of January 31, 2010, the valuation allowance is approximately $6.7 million and may continue to be reduced as the Company realizes pre-tax profits in future periods.

12 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE K – TREASURY STOCK TRANSACTIONS

During the nine month period ended January 31, 2010, the Company made a contribution of 44,672 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE L – SUBSEQUENT EVENTS

In accordance with current accounting standards, the Company has evaluated subsequent events through the time of filing of this Form 10-Q.

*********************

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

13 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2010 and 2009 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2010	2009	2010	2009
Revenues
FEI-NY	58.8%	69.7%	58.8%	71.7%
Gillam-FEI	24.2	19.1	30.6	18.2
FEI-Zyfer	24.0	15.5	15.3	16.0
Less intersegment revenues	(7.0)	(4.3)	(4.7)	(5.9)
	100.0	100.0	100.0	100.0
Cost of revenues	63.9	76.8	64.7	73.8
Gross Margin	36.1	23.2	35.3	26.2
Selling and administrative expenses	21.9	21.8	20.8	21.5
Research and development expenses	10.9	7.6	12.0	6.3
Operating Income (Loss)	3.3	(6.2)	2.5	(1.6)
Other income (expense), net	(1.6)	0.6	(1.9)	2.2
Pretax Income (Loss)	1.7	(5.6)	0.6	0.6
Benefit for income taxes	(5.4)	(1.7)	(15.7)	(0.1)
Net Income (Loss)	7.1%	(3.9)%	16.3%	0.7%

14 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

 (Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues

	(in millions)
	Nine months				Three months
	Periods ended January 31,
Segment	2010	2009	Change		2010	2009	Change
FEI-NY	$21.4	$28.1	$(6.7)	(24)%	$7.4	$9.5	$(2.1)	(22)%
Gillam-FEI	8.8	7.7	1.1	14%	3.8	2.4	1.4	59%
FEI-Zyfer	8.7	6.2	2.5	40%	1.9	2.1	(0.2)	(10)%
Intersegment revenues	(2.6)	(1.7)	(0.9)		(0.6)	(0.8)	0.2
	$36.3	$40.3	$(4.0)	(10)%	$12.5	$13.2	$(0.7)	(5)%

The decrease in revenues for the nine and three month periods ended January 31, 2010 compared to the same periods of fiscal year 2009, was the result of lower revenues from wireless infrastructure products and sales of other commercial products recorded in the FEI-NY segment.  These lower revenues were partially offset by increased sales from the Company’s US5G productline for the U.S. domestic wireline market which are generated by the FEI-Zyfer segment.  Revenues from satellite payload programs were moderately lower in the fiscal year 2010 periods compared to the same periods of fiscal year 2009.  Revenues from U.S. Government space programs have increased by 7% year-over-year but these increases were offset by continued low levels of activity in commercial satellite space programs.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased by more than 25% year-over-year and accounted for approximately 25% of consolidated revenue in the fiscal year 2010 periods compared to less than 20% in the fiscal year 2009 periods.  During the remainder of fiscal year 2010, the Company expects revenues from wireless telecommunication infrastructure products and satellite programs to remain at approximately the same levels as the first nine months of the year but expects to realize increased revenues from wireline telecommunication products and from U.S. Government/DOD non-space programs.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2010	2009	Change		2010	2009	Change
	$13,117	$9,365	$3,752	40%	$4,422	$3,459	$963	28%
GM Rate	36.1%	23.2%			35.3%	26.2%

The improvement in gross margins for the nine and three month periods ended January 31, 2010, are primarily due to increased gross margin rates.  The gross margin rates recorded in the fiscal year 2010 periods approach the Company’s targeted rates.  The rates recorded in the fiscal year 2009 periods were much lower than the Company’s targets due primarily to higher levels of engineering and manufacturing costs on certain satellite payload programs that were completed during fiscal year 2009.  During the nine-month period ended January 31, 2010, the Company reached an agreement with a customer and received $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer requires and recorded this amount as a reduction to cost of goods sold during the period.  During the nine and three-month periods ended January 31, 2010, the Company wrote down inventory, including the unique items, with an aggregate value of $950,000 and $150,000, respectively.  This is compared to writedowns of $1.45 million and $650,000 for the same periods of fiscal year 2009.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2010 will be comparable to the current periods but will show significant improvement over the prior fiscal year.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2010	2009	Change		2010	2009	Change
$7,948	$8,797	$(849)	(10)%	$2,608	$2,845	$(237)	(8)%

15 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the nine and three months ended January 31, 2010, selling and administrative expenses were 22% and 21%, respectively, of consolidated revenues.  This is compared to 22% in each of the same periods of fiscal year 2009.  Although the Company’s target for such expenses is not to exceed 20% of revenues, since many of the costs are relatively fixed, lower revenues result in a higher ratio of expenses to revenues.  The decrease in expenses in the fiscal year 2010 periods compared to the same periods of fiscal year 2009 are primarily due to declines in personnel costs through a reduction in force and reduced deferred compensation expense.  These decreases were partially offset by higher professional fees and accruals for incentive compensation based on operating profits.  For the final quarter of fiscal year 2010, the Company expects selling and administrative expenses to be incurred at approximately the same rate in both dollars and as a percentage of revenues.

Research and development expense

Nine months				Three months
Periods ended January 31,
2010	2009	Change		2010	2009	Change
$3,954	$3,068	$886	29%	$1,500	$829	$671	81%

Research and development expenditures represent investments that keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the nine and three-month periods ended January 31, 2010 was 11% and 12% of revenues, respectively, compared to 8% and 6% of revenues for the same periods of fiscal year 2009, respectively.  The increased spending in fiscal year 2010, resulted from intensive activities in the areas of satellite payload product development and improving the technology of the Company’s new wireline synchronization equipment.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company targets research and development spending at approximately 10% of revenues, but the rate of spending can increase or decrease from quarter to quarter as new projects are identified and others are concluded.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the remainder of fiscal year 2010, the Company anticipates that internal research and development spending will be approximately 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Income (Loss)

Nine months				Three months
Periods ended January 31,
2010	2009	Change		2010	2009	Change
$1,215	$(2,500)	$3,715	NM	$314	$(215)	$529	NM

Improved gross margin rates and lower operating expenses in the fiscal year 2010 periods enabled the Company to record operating income for the nine and three-month periods ended January 31, 2010, compared to the same periods of fiscal year 2009.  The Company anticipates that at the current level of business and having implemented certain cost saving measures, that it can sustain operating income at this level.  As the Company gains additional business through increased bookings on its current product lines and expands its product offerings through research and development efforts, operating income is expected to further improve.  The Company anticipates that it will generate operating income for the full fiscal year 2010.

16 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Nine months					Three months
	Periods ended January 31,
	2010		2009	Change		2010	2009	Change
Investment income		$400	$526	$(126)	(24)%	$147	$159	$	(12)	(8)%
Equity (loss) income		(151)	(100)	(51)	(51)%	44	208		(164)	(79)%
Impairment charge		(550)	-	(550)	NM	(350)	-		(350)	NM
Interest expense		(103)	(269)	166	62%	(25)	(76)		51	67%
Other income, net		(207)	80	(287)	NM	(51)	4		(55)	NM
	$	(611)	$237	$(848)	NM	$(235)	$295		$(530)	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.

The equity (loss) income in the fiscal year 2010 and 2009 periods represent the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest.  In addition, the Company measured the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results and determined that its investment was impaired.  Consequently, during the nine and three month periods ended January 31, 2010, the Company recorded impairment charges in the amount of $550,000 and $350,000, respectively, in addition to its equity share in Elcom’s quarterly income or loss.

The decrease in interest expense for the nine and three month periods ended January 31, 2010, resulted from both a decrease in borrowings under the Company’s line of credit as well as a lower rate of interest charged on such borrowings compared to the same periods ended January 31, 2009.

Under the provisions of sale and leaseback accounting, a portion of the capital gain realized on a fiscal year 2005 real estate transaction is deferred and recognized in income over the initial lease term.  Under the caption “Other income, net” the Company recognized deferred gain of $236,000 and $59,000 for the nine and three months ended January 31, 2009, respectively.  Since the gain was fully amortized during fiscal year 2009, comparable income was not recorded in the periods ended January 31, 2010.  In the fiscal year 2010 periods, other expense included royalty expense and certain foreign currency exchange losses at the Company’s overseas subsidiaries.  Other insignificant income and expense items are also recorded under this caption.

Income Tax Benefit

Nine months				Three months
Periods ended January 31,
2010	2009	Change		2010	2009	Change
$(1,970)	$(696)	$(1,274)	183%	$(1,970)	$(19)	$(1,951)	NM

In November 2009, the United States enacted legislation which permits corporations to carryback net operating losses up to 5 years versus the previous 2-year limitation.  As a result, the Company filed a claim to carryback the entire amount of its fiscal year 2009 tax loss to an earlier year, thus realizing a tax benefit of approximately $2.9 million.  Before this legislation was enacted, the Company anticipated receiving a tax benefit of approximately $800,000 and recorded a receivable on that basis.  Due to the change in tax law, during the nine and three month periods ended January 31, 2010, the Company is recording a tax benefit of $1.97 million of which $2.1 million is attributable to the effect of the new law.  During the nine months ended January 31, 2010, the Company recorded an income tax provision of approximately $180,000, or approximately 30% of pre-tax income.  A portion of this provision was deferred and is offset by a reduction in the valuation allowance on deferred tax assets that was established in prior years.  As of January 31, 2010, the valuation allowance is approximately $6.7 million and may continue to be reduced as the Company realizes pre-tax profits in future periods.

17 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company is subject to taxation in several countries as well as the states of New York and California.  The statutory federal rates vary from 34% in the United States to 35% in Europe.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  As of April 30, 2009, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.1 million, which will offset future taxable income.  The domestic U.S. tax loss carryforward for state income tax purposes is approximately $7.3 million.

Net Income (Loss)

Nine months				Three months
Periods ended January 31,
2010	2009	Change		2010	2009	Change
$2,574	$(1,567)	$4,141	NM	$2,049	$99	$1,950	NM

The improvement in net income (loss) for the nine and three months ended January 31, 2010, were primarily the result of the $2.0 million tax benefit as described above.  In addition, due to improved gross margin rates and reduced operating expenses the Company generated pretax profits in the fiscal year 2010 periods compared to a pretax loss for the nine month period ended January 31, 2009 and $80,000 pretax income for the three-month period then ended.  The fiscal year 2009 results were negatively impacted by the higher engineering costs on certain satellite payload programs which were completed during that fiscal year.  The Company expects to realize improved gross and operating margins in the final quarter of fiscal year 2010 and anticipates that it will report a profit for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $54 million at January 31, 2010, compared to working capital of $48 million at April 30, 2009.  Included in working capital at January 31, 2010 is $16.9 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2010 is 8.2 to 1.

For the nine months ended January 31, 2010, the Company had positive cash flow from operating activities of $3.1 million compared to $5.3 million provided by operations in the comparable fiscal year 2009 period.  The primary sources of cash in the fiscal year 2010 period were profitable operations, the collection of accounts receivable and net of reductions in operating liabilities.  During the fiscal year 2010 period, the Company incurred over $3.7 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  These non-cash expenses are comparable to the prior year.  In the nine month period ended January 31, 2009, operating cash flow was diminished by the $1.6 million net loss for the period.  For the balance of fiscal year 2010, the Company expects to generate positive cash flow from operating activities.

Net cash provided by investing activities for the nine months ended January 31, 2010, was $203,000 compared to a $6.0 million use of cash for the same period of fiscal year 2009.  During the fiscal year 2010 period, a $500,000 marketable security was redeemed and the Company received $220,000 on repayment of a note from an affiliate.  These inflows were offset by the acquisition of capital equipment in the amount of $517,000.  In the prior fiscal year, the Company invested $5.6 million in marketable securities, net of $1.0 million in proceeds from the sale of certain marketable securities, and acquired additional fixed assets for $423,000.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Capital equipment purchases for all of fiscal year 2010 are expected to be less than $1.0 million.  Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2010, was $1.3 million compared to $7.3 million used during the comparable fiscal year 2009 period.  The fiscal year 2010 activity consisted solely of payments against the Company’s capital lease obligation and paydown of the Company’s line of credit with a financial institution.  During the first nine months of fiscal year 2009, the Company repurchased over 725,000 shares of its common stock at an average per share price of $4.29, or approximately $3.1 million.  In addition, during fiscal year 2009, the Company had net borrowings of $4.0 million against its line of credit and made principal payments of $163,000 against a long-term capital lease.

18 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2010, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of January 31, 2010, the Company's consolidated backlog amounted to approximately $32 million.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2010 is approximately $9 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of January 31, 2010, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

19 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

As disclosed in its Form 10-K for the year ended April 30, 2009, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at January 31, 2010, for the three quarters of fiscal year 2010, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2009, and therefore the weaknesses previously identified by management continued to exist at January 31, 2010.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 6 - Exhibits

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 -	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: March 17, 2010	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

21 of 21