Form 10-K
period 2010-04-30
FREQUENCY ELECTRONICS INC
filed 2010-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐       Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2009 - $27,500,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 23, 2010 – 8,241,473

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 6, 2010.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

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

MARKETS

The Company has identified the following major markets for its products and technology:

Satellite Payloads

(1) Commercial communication satellites- The globe is encircled by multiple satellites used for communication, TV and video broadcasting, and data transmission.  These satellites go through replacement and augmentation cycles over a period of many years.

(2) Satellites for the U.S. Department of Defense (“DOD”), National Aeronautics and Space Administrations (“NASA”) and other government agencies- Such satellites, which may be in geostationary, mid- and low-earth orbits, are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking in addition to scientific missions and deep space exploration.

Industry estimates predict over 1,100 additional and replacement satellites will be built over the next decade.  (See SPACENEWS, June 15, 2009, citing a Euroconsult study.)

U.S. Government & DOD (non-space)

(3) U.S. Government applications- In addition to satellites, the U.S. Government is in need of ever more secure communication capabilities and is developing a secure radio for all branches of the military.  The military is also increasing its use of unmanned aerial vehicles (UAVs) and improving the accuracy of the radar and guidance systems on all moving platforms.

Telecommunications Networks

(4) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization.  In the architecture of many cellular systems, this synchronization is obtained through oscillators provided by the Company.  As more services are added and more users come online, the need for synchronization is increased to maintain quality of service.

(5) WiMAX/LTE- Nascent Internet access technologies are part of new wireless communications alternatives.  The consortium of Motorola, Intel and Sprint, for example, are currently building WiMax networks in select cities in the United States as well as in other countries.  For mobile WiMax or LTE (“Long Term Evolution”) networks, precise signal synchronization is provided by Frequency’s oscillators.

(6) Wireline synchronization- World-wide, a vast infrastructure supports the wired communications networks.  These networks also require significant synchronization equipment which is housed in thousands of Central Offices operated by telephone companies.  These equipments require upgrade and replacement to maintain the integrity of the wireline networks and inter-connectivity.

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

To address these markets, the Company has formed several corporate entities which operate under three reportable segments.  (See also the section entitled REPORTABLE SEGMENTS below):

1.
FEI-NY The Company’s space and terrestrial commercial communications products are designed, developed and manufactured by its wholly-owned subsidiary, FEI Communications, Inc. (“FEIC”).  FEIC was incorporated in Delaware in December 1991, as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

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

3.
FEI-Zyfer - Precision time and frequency generation and synchronization products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”), which was acquired in fiscal year 2004.  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.  FEI-Zyfer also provides sales and support for the Company’s wireline telecommunications family of products including US5G.

In addition to the operating segments, the Company has made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators, many of which are based on the Company’s design and development work.  The Morion investment is accounted for under the cost method. (See Note 9 to the Consolidated Financial Statements)

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom Technologies, Inc. (“Elcom”), a domestic U.S., privately-held RF microwave company.  Elcom designs and manufactures high switching speed, low phase noise microwave synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators up to 40 GHz.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  The Company accounts for its Elcom investment on the equity basis and the Company’s statement of operations includes its proportionate share of Elcom’s operating results. (See Note 11 to the Consolidated Financial Statements)

FISCAL 2010 SIGNIFICANT MATTERS

Tax Benefit and Deferred Tax Asset Valuation Allowance

In November 2009, tax law related to corporate net operating losses (“NOL”) was changed which enabled the Company to carryback the full tax loss recorded in fiscal year 2009 to an earlier fiscal year.  As a consequence, in fiscal year 2010, the Company was able to record an additional $1.8 million tax benefit which offset the tax provision on current year earnings.

In the prior year, the Company increased its valuation allowance against deferred tax assets by $7.6 million.  This non-cash change in valuation allowance was included in the Company’s provision for income taxes and is part of the net loss recorded in fiscal year 2009.  At April 30, 2010, the remaining valuation allowance is $8.0 million.  If in future periods the Company records pre-tax profits and is able to assess the realizability of its deferred tax assets as “more likely than not”, the need for all or some of such valuation allowance could be overcome based on consideration of then available evidence.  Such valuation allowance reductions, if they materialize, would reduce future income tax provisions.

REPORTABLE SEGMENTS

The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that limiting the number of segments to the three indicated above appropriately reflects the way the Company’s management views the business.

The Company reports its segment information on essentially a geographic basis.  The FEI-NY segment, which operates out of the Company’s New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia.  FEI-Asia functions primarily as a manufacturing facility for the FEI-NY segment with minimal sales to outside customers.

The products for the FEI-NY segment are principally marketed to wireless communications networks, to the commercial and U.S. Government satellite markets and to other U.S. Department of Defense programs.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for wireline and network synchronization.  Its products are currently sold to non-U.S. customers and its US5G system has recently been introduced to the domestic U.S. market through the Company’s FEI-Zyfer segment which provides sales and support for the US5G family of products.  The primary business of the FEI-Zyfer segment, which operates out of California, is the  design and manufacture of products which incorporate GPS technologies.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

During fiscal years 2010 and 2009 approximately 59% and 68%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 26% and 22% of fiscal years 2010 and 2009 consolidated revenues, respectively.  In fiscal years 2010 and 2009, sales for the FEI-Zyfer segment were 23% and 18% of consolidated revenues, respectively.  (The sum of annual sales percentages exceed 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the United States.  During fiscal years 2010 and 2009, foreign sales comprised 25% and 34%, respectively, of consolidated revenues.  Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

FEI-NY segment:

The Company provides precision time, frequency and synchronization products that are found in ground-based communication stations, on-board satellites and imbedded in moving platforms operated by the U.S. military.  The Company has made a substantial investment in research and development to apply its core technologies to telecommunication and satellite payload markets.  Revenues for this segment have varied considerably over the past nine fiscal years, based on infrastructure spending patterns by wireless telecommunication companies and demand for new satellites.  Over this nine-year time frame, the Company initially experienced accelerated growth in wireless infrastructure revenues followed by a “telecom trough” in fiscal years 2002 and 2003.  Accelerated growth began again in late fiscal year 2004 and continued through early fiscal year 2005, to be followed by another slow down into the first two quarters of fiscal year 2006.  Beginning in the latter portion of fiscal year 2006, revenues from satellite payloads, both for commercial and U.S. Government applications, began to accelerate.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing and frequency generation products for many satellite communication systems, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs such as ICO, TerreStar, Intelsat, ANIK, Eutelsat, Inmarsat and Worldstar have utilized the Company’s space-qualified products.

In the years ahead, the Company expects that the U.S. DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company participates.  The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems.  The Company has recently developed a low g-sensitivity (gravity) oscillator which offers a 100-fold improvement in accuracy for certain guidance and targeting systems.  The Company has demonstrated the functionality of its oscillators on over a dozen U.S. Government platforms and anticipates that many of these programs will be a source of substantial future revenue.  Products are built in accordance with DOD standards and are in use on many of the United States’ most sophisticated military aircraft, satellites and missiles.

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

Recently the Company has also received several cost-plus-fee contracts.  Under these contracts, the Company may be able to recover all of its direct and indirect costs related to the programs plus a pre-determined fee.  In the event of substantial cost overruns, the fee may be reduced.

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

Wireless communication networks consist of numerous installations located throughout a service area, each with its own base station connected by wire or microwave radio through a network switch.  Network operators are in the process of converting older networks to new digital technology and enhanced systems such as CDMA (Code Division Multiple Access), WiMax, LTE, etc.  These upgrades require more precise frequency control at the base stations to achieve a higher dependability and quality of services.

Over the past seven years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed a new, state-of-the-art signal synchronization unit identified as the US5G.  This unit is intended to provide synchronization for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country.  The current equipment in these Central Offices is old and in need of upgrade or replacement.  After completing the validation phase in fiscal year 2008 at two of the Regional Bell Operating Companies (“RBOC”), during fiscal year 2009, the Company recorded meaningful sales of its US5G products in the United States.  In fiscal year 2010, sales of the US5G products increased by more than 50% over fiscal year 2009.  The Company expects to realize increasing sales of this product line and derivative products during fiscal year 2011.

Gillam-FEI segment:

Gillam-FEI extends the Company’s competencies into wireline synchronization, network management, and specialized test equipment.  With the advent of new digital broadband transmission technologies, reliable synchronization has become the warranty to quality of service for telecommunications operators.  Gillam-FEI is among the world leaders in the field of wireline synchronization technology, and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide.  Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers.  With the development of the US5G unit for the FEI-Zyfer segment and the U.S. market, Gillam-FEI also developed a state-of-the-art US5Ge unit and ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.

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

BACKLOG

As of April 30, 2010, the Company's consolidated backlog amounted to approximately $30 million as compared to approximately $36 million at the beginning of the fiscal year.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2011.  Included in the backlog at April 30, 2010 is approximately $8.2 million under cost plus fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 50 independent sales representative organizations located in the United States, Europe and Asia.  Sales to non-U.S. end-users, including the revenues of its overseas subsidiaries, totaled approximately 25% and 34% of net revenues in fiscal years 2010 and 2009, respectively.

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2010 and 2009, approximately 54% and 44%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2010, Northrop Grumman Corporation (“Northrop”) and Lockheed Martin Corporation (“Lockheed”) each accounted for more than 10% of consolidated revenues and together aggregated approximately 25% of consolidated revenues and 39% of the FEI-NY segment’s sales.

During fiscal year 2009, none of the Company’s customers accounted for more than 10% of consolidated revenues.  Motorola Corp. (“Motorola”), Boeing Corporation (“Boeing”), Lockheed and Northrop were major customers of the FEI-NY segment, accounting for an aggregate of 48% of that segment’s revenues for the year ended April 30, 2009.

During fiscal year 2010 Belgacom was a major customer of the Gillam-FEI segment, accounting for 30% of that segment’s revenues.  For the year ended April 30, 2009, France Telecom and Belgacom accounted for an aggregate of 34% of Gillam-FEI’s revenues.

In the FEI-Zyfer segment, for the year ended April 30, 2010, AT&T and the State of California accounted for an aggregate of 24% of that segment’s revenues.  During fiscal year 2009, Northrop and Raytheon Company accounted for an aggregate of 27% of the segment’s revenue.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2010 and 2009, the Company expended $5.3 million and $4.7 million of its own funds, respectively, on such research and development activity.  (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  During fiscal years 2010 and 2009, many of the Company’s development resources were applied to certain cost-plus-fee satellite payload programs.  As a result, some of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  For fiscal year 2011, the Company is targeting to spend between $4.0 million and $5.0 million on internal research and development projects.  The actual amount spent in fiscal year 2011 will depend on market conditions and identification of new opportunities.

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

In recent years, the Company has successfully outsourced certain component manufacturing processes to third parties and to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder.  The Company expects this outsourcing to enhance its competitive position on cost while maintaining its high quality standards.  The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with end-user applications provides a strong competitive advantage.

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

EMPLOYEES

The Company employs approximately 365 full-time persons worldwide.  None of the U.S. employees are represented by labor unions; in Europe approximately five employees in one facility are represented by a French labor union.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin	-	Chairman of the Board of Directors
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary
Steven Strang	-	President, FEI-Zyfer
Leonard Martire	-	Vice President, Program Management
Oleandro Mancini	-	Vice President, Business Development
Thomas McClelland	-	Vice President, Commercial Products
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Alan Miller	-	Secretary/Treasurer and Chief Financial Officer
Robert Klomp	-	Assistant Secretary
None of the officers and directors is related.

Joseph P. Franklin, age 76, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 74, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 64, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Steven Strang, age 46, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 17 years in various technical and management positions.

Leonard Martire, age 73, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed a new role as Vice President Program Management.

Oleandro Mancini, age 61, joined the Company in August 2000 as Vice President, Business Development.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Thomas McClelland, age 55, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.

Adrian Lalicata, age 63, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 61, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  In May 2010, Mr. Miller was also named corporate Secretary.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Robert Klomp, age 66, Assistant Secretary, has been employed by the Company since 1989 as its Director of Human Resources.  Prior to joining the Company Mr. Klomp served as Director of Personnel at several technology companies including a division of GEC Marconi Company, Deutsch Relays, Inc. and Lafayette Radio Electronics.  Mr. Klomp was elected Assistant Secretary to the Company during fiscal year 2009.

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

The sale of its building to Reckson, a real estate investment trust (“REIT”) whose shares were then traded on the New York Stock Exchange, was effected through a tax-deferred exchange of the building for approximately 513,000 participation units of Reckson Operating Partnership, L.P. (“REIT units”) which were valued at closing at $12 million.  In March 2005, the Company exercised its option to convert all of the REIT units into 513,000 shares of the REIT which were subsequently sold.  Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain.  The deferred gain was recognized into income over the remaining term of the initial leaseback period which ended in January 2009.  (See Note 6 to the accompanying financial statements.)

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  In late fiscal year 2005, the subsidiary acquired additional leased space within a manufacturing facility located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,200 through February 2011.  The facility is adequate for the near-term manufacturing expectations for the Company.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of $26,186 and will increase each year over the remaining 88 months of the lease term.

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

The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2010–
FIRST QUARTER	$4.33	$3.04
SECOND QUARTER	5.97	2.99
THIRD QUARTER	5.85	4.42
FOURTH QUARTER	5.70	4.75
2009 –
FIRST QUARTER	$9.18	$5.23
SECOND QUARTER	5.72	3.90
THIRD QUARTER	4.31	2.16
FOURTH QUARTER	4.12	2.18

As of July 23, 2010, the approximate number of holders of record of common stock was 430.  The closing share price of the Company’s stock on April 30, 2010 was $5.54.  The closing share price of the Company’s stock on July 23, 2010 was $5.00

DIVIDEND POLICY

In 1997, the Company initiated a policy of paying a cash dividend to stockholders of record as of April 30 and October 31 of each year subject to prevailing financial conditions.  The Board of Directors determines dividend amounts prior to each declaration.    In March 2008, in the context of extraordinary uncertainties in credit and capital markets and the importance of preserving capital, the Board determined that no cash dividend would be paid in June 2008.  The Board of Directors did not declare a dividend during fiscal year 2009 or 2010.  The Board of Directors reviews the Company’s dividend policy at each quarterly meeting.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million. With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal year 2010.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	1,116,775	$8.28	81,342

Equity Compensation Plans Not Approved by Security Holders (1)	338,000	$16.38	-
TOTAL	1,454,775	$10.17	81,342

(1)	The Company’s equity compensation plans are described in Note 12 of the consolidated financial statements.

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving and obsolete items and are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2010 and 2009, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2010	2009
Revenues
FEI-NY	59.1%	67.9%
Gillam-FEI	26.5	21.5
FEI-Zyfer	23.1	17.7
Less intersegment revenues	(8.7)	(7.1)
	100.0	100.0
Cost of Revenues	64.1	80.7
Gross Margin	35.9	19.3
Selling and Administrative expenses	21.5	21.7
Research and Development expenses	10.8	8.8
Operating Profit (Loss)	3.6	(11.2)
Other Income (Expenses), net	(1.1)	0.3
(Benefit) Provision for Income Taxes	(3.1)	10.0
Net Income (Loss)	5.6%	(20.9)%

Significant Matters

In November 2009, tax law related to corporate net operating losses (“NOL”) was changed which enabled the Company to carryback the tax loss recorded in fiscal year 2009 to an earlier fiscal year.  As a consequence, the Company was able to record an additional $1.8 million benefit in fiscal year 2010 which offset the tax provision on current year earnings.  In the prior year, since the fiscal year 2009 operating loss followed two previous fiscal years of operating losses, in accordance with generally accepted accounting principles (GAAP), the Company recorded a $7.6 million valuation allowance against its deferred tax assets.  This non-cash change in valuation allowance was included in the Company’s provision for income taxes and is part of the net loss recorded in fiscal year 2009.  (See the section on Income Taxes later in this section.)

Revenues

	Fiscal years ended April 30,
	(in millions)
			Change
	2010	2009	$	%
FEI-NY	$29.2	$35.8	$(6.6)	(18)%
Gillam-FEI	13.1	11.3	1.8	15%
FEI-Zyfer	11.4	9.4	2.0	22%
Intersegment sales	(4.3)	(3.8)	(0.5)
	$49.4	$52.7	$(3.3)	(6)%

The 6% decrease in revenues for fiscal year 2010 compared to fiscal year 2009, was the result of lower revenues from sales of wireless infrastructure products and other commercial products recorded in the FEI-NY segment.  As discussed in fiscal year 2009, future revenues for wireless telecommunications products are uncertain as OEMs slow installation of new network equipment or migrate to different technologies supporting shorter independent timing capabilities or reduced quality of service which do not require the precision timing devices that the Company supplies. These lower revenues were partially offset by increased sales from the Company’s US5G productline for the U.S. domestic wireline market which are generated by the FEI-Zyfer segment.  Many of the US5G products are produced and sold by Gillam-FEI to FEI-Zyfer accounting for a significant element of intersegment sales.  Revenues from satellite payload programs were moderately lower in fiscal year 2010 compared to fiscal year 2009.  Revenues from U.S. Government space programs increased by 6% year-over-year but these increases were offset by continued low levels of activity in commercial satellite space programs.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased by more than 25% year-over-year and accounted for approximately 27% of consolidated revenue in fiscal year 2010 compared to 20% in fiscal year 2009.

Revenues in fiscal year 2009 were 18% less than fiscal year 2008.  The decrease in revenues for fiscal year 2009 compared to fiscal year 2008 was the result of lower revenues in two of the Company’s major business areas, telecommunications infrastructure and satellite payloads, which declined in fiscal year 2009  by 22% and 26%, respectively, compared to fiscal year 2008.  These revenue declines affected results primarily for the FEI-NY segment.    Satellite payload revenue was particularly impacted in fiscal year 2009 by a decline in commercial satellite projects reflecting uncertain economic conditions which were partially offset by a rise in U.S. Government satellite revenues.  Revenues for the FEI-Zyfer segment increased in fiscal year 2009 over fiscal year 2008 due to sales of the Company’s new wireline telecommunication synchronization equipment.  Revenues from U.S. Government/DOD non-space customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, were lower in fiscal year 2009 compared to fiscal year 2008.

In fiscal year 2011, the Company expects revenues from wireless telecommunication infrastructure products to remain at approximately the same levels as in fiscal year 2010 but expects revenues from its other major business areas to increase.  The Company expected to be awarded contracts for certain commercial and U.S. Government satellite programs during fiscal year 2010 but the award of these contracts has been delayed.  Recently, the prime contractors were awarded contracts or received funding for these programs.  Since the Company’s products are designed into the satellites, Frequency expects to be awarded significant contracts and to begin to realize revenues on these programs during fiscal year 2011.  Proposal activity on other satellite programs remains high.  In addition, following the end of fiscal year 2010, the Company was awarded follow on production contracts for its low g-sensitivity and ruggedized rubidium products which will augment revenues in its U.S. Government/DOD non-space business area.  The Company also expects increases in revenue from wireline telecommunication products which were initially introduced to the U.S. market in fiscal year 2009.

Gross Margin Rates

	Fiscal years ended April 30,
	(in thousands)
			Change
	2010	2009	$	%
	$17,722	$10,180	$7,542	74%
GM Rate	35.9%	19.3%

For the year ended April 30, 2010, gross margin increased both in total and as a percentage of revenues as compared to the prior year.  The 36% gross margin rate in fiscal year 2010 approaches the Company’s expected rate at current revenue levels.  During fiscal years 2010 and 2009, cost of sales includes inventory write downs of $1.3 million and $3.4 million, respectively, which reduced gross margin rates by 2.7% and 6.4%, respectively.  A portion of the fiscal year 2010 write down and most of the fiscal year 2009 write down were related to inventory for the wireless telecommunication market for which sales were no longer expected to be realized.  In addition, during fiscal year 2010, the Company reached an agreement with a customer and received $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer required and recorded this amount as a reduction to cost of goods sold during the period.  The fiscal year 2010 inventory writedowns included the unique inventory items.  During fiscal year 2009, the Company’s gross margin rate was also impacted by higher levels of engineering and manufacturing costs on certain satellite payload programs that were completed during fiscal year 2009.  The challenging satellite programs were completed in the first half of fiscal year 2009 and gross margin rates, exclusive of inventory write downs, began to improve in the last half of that year.  With the current mix of programs and orders in its backlog, the Company expects to realize gross margin rates in the mid-30% range during fiscal year 2011.  As revenues increase in future periods, the Company expects to realize a higher gross margin as more of its fixed costs are covered.

Selling and Administrative expenses

Fiscal years ended April 30,
(in thousands)
		Change
2010	2009	$	%
$10,621	$11,431	$(810)	(7)%

For the fiscal year ended April 30, 2010, selling and administrative costs declined from fiscal year 2009 due to decreases in sales commissions and personnel costs including decreased employee benefits resulting from reductions in personnel that took place during the latter portion of fiscal year 2009.  Such decreases were partially offset by higher incentive compensation expense as a result of the Company’s improved profitability.  For the years ended April 30, 2010 and 2009, selling and administrative expenses include stock compensation expense of $235,700 and $238,400, respectively.

For the fiscal year ended April 30, 2009 selling and administrative costs declined from fiscal year 2008 principally as a result of decreased personnel costs including reduced incentive compensation, lower deferred compensation expense and decreased employee benefits due to a reduction of personnel.

As a percentage of sales, selling and administrative expenses were 21.5% and 21.7% in fiscal years 2010 and 2009, respectively.  The Company targets selling and administrative expenses at 20% of consolidated sales.  For fiscal year 2011, the Company expects to incur selling and administrative expenses at approximately the same rate as fiscal year 2010.

Research and Development expenses

Fiscal years ended April 30,
(in thousands)
		Change
2010	2009	$	%
$5,350	$4,666	$684	15%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future sales.  During the fiscal year ended April 30, 2010, R&D spending increased in comparison to fiscal year 2009.  This increase was the result of the Company’s added emphasis on the development of new space hardware including development of new C and Ku band beacon/telemetry transceivers and a new family of frequency generators and converters.  In addition to internal research and development spending, the Company continues to apply resources to cost-plus-fee satellite payload programs.  The expenditures incurred on these programs are recorded in cost of revenues.

In fiscal year 2009, research and development spending decreased in comparison to fiscal year 2008.  This decrease was the result of a greater proportion of the Company’s development resources being applied to certain cost-plus-fee satellite payload programs with an aggregate contract value exceeding $20 million.  As a consequence, as in fiscal year 2010, some of the Company’s development expenditures were customer-funded and the costs appeared in cost of revenues, thus reducing the level of internal research and development spending.  R&D spending was 10.8% and 8.8% of consolidated revenues in fiscal years 2010 and 2009, respectively, approximately in line with the Company’s target of 10% of revenues for such efforts.

The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company.  For fiscal year 2011, the Company will continue to make investments in improved satellite payload products, develop and improve miniaturized rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators.  The Company will also be engaged in development efforts that are funded by its customers, the results of which will enhance its own product offerings.  Thus, the Company’s target for fiscal year 2011 is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market.  Internally generated cash and cash reserves will be adequate to fund these development efforts.

Operating Profit (Loss)

Fiscal years ended April 30,
(in thousands)
		Change
2010	2009	$	%
$1,751	$(5,917)	$7,668	NM
(NM = Not meaningful)

Substantially improved gross margin rates and lower operating expenses in fiscal year 2010 enabled the Company to record an operating profit for the year.  As discussed above, the operating loss incurred in fiscal year 2009 includes higher than anticipated engineering and manufacturing costs on certain satellite payload products and programs that were completed during that year as well as the $3.4 million write down of wireless telecommunications inventory as compared to $1.3 million in inventory writedowns in fiscal year 2010.

Based on recently received low g-sensitivity and ruggedized rubidium product contracts, expected new bookings for satellite programs and continuing new orders for wireline telecommunication products, in fiscal year 2011, the Company expects to realize improved gross margins while maintaining other operating expenses within their targeted amounts.  Thus, the Company expects to report higher operating profits in the coming fiscal year.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
			Change
	2010	2009	$	%
Investment income	$470	$613	$(143)	(23)%
Equity loss	(691)	(281)	(410)	(146)%
Interest expense	(121)	(288)	167	58%
Other (expense) income, net	(180)	146	(326)	(223)%
	$(522)	$190	$(712)	(375)%

Investment income includes interest and dividend income on marketable securities.  Due to the low interest rate environment, fiscal year 2010 income was lower than fiscal year 2009.  In addition, during fiscal year 2010, the Company recorded approximately $45,000 in losses upon the sale or redemption of certain marketable securities in its portfolio.  During fiscal year 2011, unless interest rates begin to increase, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2010.

The equity loss in fiscal years 2010 and 2009 represents the Company’s share of the income or loss recorded by Elcom in which the Company owns a 25% interest.  Also, during fiscal year 2010, based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results, the Company recorded impairment charges in the amount of $550,000 in addition to its equity share in Elcom’s income or loss.

In fiscal years 2010 and 2009, interest expense was incurred on borrowings under short-term credit obligations, on deferred compensation payments and a capital lease for equipment.  For the year ended April 30, 2010, interest expense decreased from the prior year primarily due to the pay down of its bank line of credit and the declining balance of the capital lease obligation.  The Company anticipates that interest expense in fiscal year 2011 will decrease as a result of continuing reductions in debt levels.

During the year ended April 30, 2010, other expense included royalty expenses, foreign exchange losses at the Company’s overseas subsidiaries and other non-operating expenses.  During fiscal year 2009, this category included the recognition of $235,000 of income from amortization of a deferred gain from the 1998 sale of the Company’s corporate headquarters building in New York.  The deferred gain was amortized over the remaining life of the original eleven-year lease.  Also, in fiscal year 2009 other income included realized gains of approximately $217,000 from the excess of proceeds over the cash values of life insurance policies on the life of a former officer/employee.  Such non-operating income items were not repeated in fiscal year 2010.  The Company anticipates that in future years items in this category will not be significant to pretax earnings.

Income Tax (Benefit) Provision

Fiscal years ended April 30,
(in thousands)
		Change
2010	2009	$	%
$(1,520)	$5,309	$(6,829)	NM

In November 2009, the United States enacted legislation which permits corporations to carryback net operating losses up to 5 years versus the previous 2-year limitation.  As a result, the Company filed a claim to carryback the entire amount of its fiscal year 2009 tax loss to an earlier year and received a tax refund of approximately $2.8 million.  Before this legislation was enacted, the Company anticipated receiving a tax benefit of approximately $800,000 and recorded a receivable on that basis.  Due to the change in tax law, the Company recognized a net tax benefit of $1.52 million of which $1.8 million is attributable to the effect of the new law.

In fiscal year 2009, the Company recorded an operating loss which, along with the challenging economic environment, reduced the likelihood that the Company would be able to realize the benefits of its deferred tax assets.  Based on its cumulative losses in recent years, the Company increased its valuation allowance by the amount of $7.6 million during the year ended April 30, 2009.  If in future periods the Company records pre-tax profits and is able to assess the realizability of its deferred tax assets as “more likely than not”, the need for all or some of such valuation allowance could be overcome based on then available evidence.  Valuation allowance reductions would reduce future income tax provisions.  As of April 30, 2010, the valuation allowance is approximately $8.0 million.

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the United States, 33% in Europe and 25% in China.  In fiscal year 2010, the $2.8 million tax refund created a large current benefit that offset the current tax provision and the increase in the valuation allowance.  In fiscal year 2009, the valuation allowance created a net tax provision rather than a tax benefit from that year’s tax loss.  The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  (See Note 13 to the Consolidated Financial Statements.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.3 million to offset future taxable income.  These loss carryforwards have no expiration date.  For state income tax purposes, the Company has tax loss carryforwards of approximately $2.3 million in California and $8.4 million in New York.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $53.3 million at April 30, 2010.  Included in working capital at April 30, 2010 is $20.4 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2010 is 8.3 to 1 compared to 7 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2010, was $7.6 million.  In addition to the Company’s return to profitability, this amount includes the $2.8 million income tax refund.  During fiscal year 2010, the Company incurred $5.0 million in non-cash charges to earnings, including depreciation and amortization expense, the equity loss on its Elcom investment, and certain employee benefit plan expenses, including accounting for stock options.  For the year ended April 30, 2009, the Company generated $7.2 million in cash from operations compared to $1.8 million used in operations in fiscal year 2008.  The primary source for the increased positive cash flow was the billing and collection of unbilled receivables on certain long-term contracts during fiscal year 2009.  Such collections were partially offset by the operating loss generated by higher operating expenses.  In fiscal year 2011, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits.

Net cash used in investing activities was $552,000 which consists of net proceeds on the sale or redemption of marketable securities of $514,000, the repayment of a note receivable from Elcom of $217,000 offset by a new note from Elcom in the amount of $308,000 and the purchase of property, plant and equipment for $975,000.  In fiscal year 2009, net cash used in investing activities was $6.4 million of which approximately $5.6 million was derived from the net cumulative purchase of marketable securities during the year.  During the year ended April 30, 2009, the Company acquired property, plant and equipment of $627,000 and provided a $220,000 working capital loan to Elcom Technologies (See Note 11 to the Consolidated Financial Statements).  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $1 million and $1.5 million on capital equipment during fiscal year 2011.  Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

The Company has a $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by its investments in marketable securities.  Rather than liquidate some of these investments to meet short-term working capital requirements, the Company borrowed against the line of credit at variable interest rates between 1.49% and 5.82%, generally below the interest earned on the marketable securities which secure the line.  The highest level of borrowing was $6.0 million in fiscal year 2009 which was decreased to $1.1 million by the end of that fiscal year.  During fiscal year 2010, this amount was paid and the Company had no outstanding borrowings under the line of credit as of April 30, 2010.  In addition, the Company’s European subsidiaries have available approximately $2.5 million in bank credit lines to meet short-term cash flow requirements.  The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings under these lines of credit during fiscal years 2010 and 2009.

During the year ended April 30, 2010, cash used in financing activities was $1.4 million, all of which was for the repayment of debt, including $1.1 million for the line of credit discussed above and $300,000 in principal payments on a capital equipment lease.  During the year ended April 30, 2009, cash used in financing activities was $7.4 million.  The principal use of cash in fiscal year 2009, was the $4.2 million net activity involving its line of credit as described above and the purchase of 725,000 shares of the Company’s stock for treasury for $3.1 million at an average price of $4.29 per share.  The Company will continue to use treasury shares to satisfy the future exercise of stock options granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2010, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2011, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2010, the Company's consolidated backlog amounted to approximately $30 million (see Item 1).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2011.  Included in the backlog at April 30, 2010 is approximately $8.2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued standards which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These standards clarify that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These standards require an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  These standards also require additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  These standards are effective for fiscal years beginning after November 15, 2009 and are effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of these standards will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued standards which provide guidance to establish accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  These standards also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  These standards are effective for interim and annual periods ending after June 15, 2009.  These standards were effective for the Company during the quarter ending July 31, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations, and cash flows of the Company.

In April 2009, the FASB issued standards that provide guidelines for making fair value measurements more consistent with the principles presented in existing standards.  These standards provide additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In April 2009, the FASB issued standards that provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  These standards apply to debt securities.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In April 2009, the FASB issued standards to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  These standards also amend existing standards to require those disclosures in all interim financial statements.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2010, as in fiscal year 2009, the impact of inflation on the Company's business has not been materially significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Eisner LLP

EISNER LLP

New York, New York
July 29, 2010

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS:

Current assets:
Cash and cash equivalents	$9,954	$4,911
Marketable securities	10,418	9,998
Accounts receivable, net of allowance for doubtful accounts of $266 in 2010 and $285 in 2009	10,504	10,775
Costs and estimated earnings in excess of billings	1,667	2,193
Inventories, net	26,975	26,051
Income taxes refundable	-	886
Prepaid expenses and other	1,122	1,257
Total current assets	60,640	56,071
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,015	7,961
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	8,917	8,423
Investment in and loans receivable from affiliates	3,813	4,430
Other assets	817	817
Total assets	$81,420	$77,920

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit and lease obligations	$246	$1,327
Accounts payable - trade	1,720	2,305
Income taxes payable	295	-
Accrued liabilities	5,047	4,408
Total current liabilities	7,308	8,040
Lease obligation- noncurrent	441	684
Deferred compensation	9,624	9,546
Deferred rent and other liabilities	664	484
Total liabilities	18,037	18,754
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares of $1.00 par value; issued – 9,163,940 shares	9,164	9,164
Additional paid-in capital	49,580	48,997
Retained earnings	5,271	2,522
	64,015	60,683
Common stock reacquired and held in treasury - at cost (946,172 shares in 2010 and 1,021,159 shares in 2009)	(4,651)	(4,972)
Accumulated other comprehensive income	4,019	3,455
Total stockholders' equity	63,383	59,166
Total liabilities and stockholders' equity	$81,420	$77,920

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended April 30, 2010 and 2009

	2010	2009
	(In thousands, except share data)
Revenues	$49,416	$52,740
Cost of revenues	31,694	42,560
Gross margin	17,722	10,180
Selling and administrative expenses	10,621	11,431
Research and development expenses	5,350	4,666
Operating profit (loss)	1,751	(5,917)
Other income (expense):
Investment income	470	613
Equity loss	(141)	(281)
Impairment of investment in affiliate	(550)	-
Interest expense	(121)	(288)
Other income (expense), net	(180)	146
Income (Loss) before (benefit) provision for income taxes	1,229	(5,727)
(Benefit) Provision for income taxes	(1,520)	5,309
Net income (loss)	$2,749	$(11,036)
Net income (loss) per common share:`
Basic	$0.34	$(1.33)
Diluted	$0.33	$(1.33)
Average shares outstanding:
Basic	8,181,867	8,315,571
Diluted	8,211,878	8,315,571

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2010 and 2009

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,749	$(11,036)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Deferred income tax provision (benefit)	-	6,077
Depreciation and amortization	1,938	2,168
Deferred lease obligation	79	111
Provision for losses on accounts receivable and inventories	821	4,008
Gain on REIT conversion	-	(235)
(Gain) loss on marketable securities and other assets, net	62	(222)
Equity loss	141	281
Impairment of investment in affiliate	550	-
Liability for employee benefit plans	836	965
Stock-based compensation expense	557	566
Changes in operating assets and liabilities:
Accounts receivable	2,362	5,721
Inventories	(2,010)	(1,326)
Prepaid expenses and other	222	102
Other assets	(502)	(528)
Accounts payable - trade	814	325
Accrued liabilities	(2,094)	643
Income taxes refundable/payable	1,180	185
Other liabilities	(72)	(583)
Net cash provided by operating activities	7,633	7,222

Cash flows from investing activities:
Affiliate repayment of loan	217	-
Loan to affiliate	(308)	(220)
Purchase of marketable securities	(1,000)	(6,600)
Proceeds from sale or redemption of marketable securities	1,514	1,036
Capital expenditures	(975)	(627)
Net cash used in investing activities	(552)	(6,411)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2010 and 2009
(Continued)

	2010	2009
	(In thousands)
Cash flows from financing activities:
Proceeds from short-term credit obligations	$-	$2,500
Payment of short-term credit and lease obligations	(1,399)	(6,788)
Repurchase of stock for treasury	-	(3,107)
Net cash used in financing activities	(1,399)	(7,395)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	5,682	(6,584)

Effect of exchange rate changes on cash and cash equivalents	(639)	466

Net increase (decrease) in cash and cash equivalents	5,043	(6,118)

Cash and cash equivalents at beginning of year	4,911	11,029

Cash and cash equivalents at end of year	$9,954	$4,911

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$121	$200
Income taxes (Does not include $2,900 of income tax refunds received in fiscal year 2010.)	$205	$30

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2010 and 2009
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2008	9,163,940	$9,164	$48,213	$13,558	427,366	$(2,175)	$4,850	$73,610
Contribution of stock to 401(k) plan			218		(130,839)	310		528
Stock compensation expense			566					566
Purchase of stock for treasury					724,632	(3,107)		(3,107)

Comprehensive Loss:
Change in unrealized gains and losses on marketable securities, net of tax effect of $3							3	3
Foreign currency translation adjustment							(1,398)	(1,398)
Net Loss				(11,036)				(11,036)
Comprehensive loss- 2009								(12,431)
Balance at April 30, 2009	9,163,940	9,164	48,997	2,522	1,021,159	(4,972)	3,455	59,166
Contribution of stock to 401(k) plan			27		(74,987)	321		348
Stock compensation expense			556					556

Comprehensive Income:
Change in unrealized gains and losses on marketable securities							979	979
Foreign currency translation adjustment							(415)	(415)
Net Income				2,749				2,749
Comprehensive income- 2010								3,313
Balance at April 30, 2010	9,163,940	$9,164	$49,580	$5,271	946,172	$(4,651)	$4,019	$63,383

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

These financial statements have been prepared in conformity with United States generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.  These reclassifications had no effect on reported consolidated earnings.

Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  Such investments may be in excess of the FDIC insurance limit.  No losses have been experienced on such investments.

Marketable Securities:

Marketable securities consist of investments in common stocks, corporate debt securities and debt securities of U.S. government agencies.  Substantially all marketable securities at April 30, 2010 and 2009 were held in the custody of two financial institutions.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

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

The Company analyzes its tax positions under accounting standards which prescribe recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options.

Fair Values of Financial Instruments:

Cash and cash equivalents and short-term credit obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has minority interests in two privately-held companies, Morion, Inc. (“Morion”) and Elcom Technologies, Inc. (“Elcom”).  The Company is unable to reasonably estimate a fair value for these investments.

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium and the People’s Republic of China. The Company is vulnerable to currency risks in these countries.  The local currency is the functional currency of each of the Company’s non-US subsidiaries.  No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange.  The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented.  The balance sheets of foreign subsidiaries, except for non-monetary items and equity accounts, which are translated at historical rates, are translated into US dollars at the rates of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Equity-based Compensation:

The Company values its share-based payment transactions using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures.

The weighted average fair value of each option or stock appreciation right has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the years ended April 30, 2010 and 2009: dividend yield of 0.0%; expected volatility of 36.6% and 40%; respectively, risk-free interest rate of 3.06% and 3.05%; and expected lives of ten years.

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

New Accounting Pronouncements:

In June 2009, the FASB issued standards which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These standards clarify that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These standards require an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  These standards also require additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  These standards are effective for fiscal years beginning after November 15, 2009 and are effective for the Company on May 1, 2010.  The Company is currently evaluating the impact that the adoption of these standards will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued standards which provide guidance to establish accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  These standards also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  These standards are effective for interim and annual periods ending after June 15, 2009.  These standards were effective for the Company during the quarter ending July 31, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations, and cash flows of the Company.

In April 2009, the FASB issued standards that provide guidelines for making fair value measurements more consistent with the principles presented in existing standards.  These standards provide additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In April 2009, the FASB issued standards that provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  These standards apply to debt securities.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In April 2009, the FASB issued standards to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  These standards also amend existing standards to require those disclosures in all interim financial statements.  These standards are effective for periods ending after June 15, 2009.  The adoption of these standards did not have a material impact on the financial condition, results of operations or cash flows of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

2.       Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2010	2009
Basic EPS Shares outstanding
(weighted average)	8,181,867	8,315,571
Effect of Dilutive Securities***	30,011	-
Diluted EPS Shares outstanding	8,211,878	8,315,571

***
Dilutive securities are excluded for fiscal year 2009 since the inclusion of such shares would be antidilutive due to the net loss for that year.  These dilutive securities represent options or rights to acquire 1,428,325 shares of the Company’s common stock.

Of the outstanding options to purchase shares of common stock during the year ended April 30, 2010, 1,225,775 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common shares during the year.  Since the inclusion of such options would have been antidilutive they are excluded from the computation.

3.       Costs and Estimated Earnings in Excess of Billings

Net costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $1,667,000 at April 30, 2010 and $2,193,000 at April 30, 2009.  Such amounts represent revenue recognized on long-term contracts that has not been billed, pursuant to contract terms, and was not billable at the balance sheet date, net of amounts billed in excess of the revenue recognized.

4.       Inventories

Inventories at April 30, 2010 and 2009, respectively, consisted of the following (in thousands):

	2010	2009
Raw Materials and Component Parts	$13,192	$12,542
Work in Progress	11,039	10,613
Finished Goods	2,744	2,896
	$26,975	$26,051

As of April 30, 2010 and 2009, approximately $18.2 million and $18.0 million, respectively, of total inventory is located in the United States, approximately $7.9 million and $6.8 million, respectively, is located in Belgium and approximately $0.9 million and $1.2 million, respectively, is located in China.

During the year ended April 30, 2009, the Company acquired component parts with a value of approximately $27,000, from a division of a company in which one of the Company’s independent directors has an ownership interest.  That company sold this division prior to fiscal year 2010 and the director no longer has an interest in that business.

5.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2010 and 2009 are as follows (in thousands):

	April 30, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$9,606	$261	$(90)	$9,777
Equity securities	450	$191	-	641
	$10,056	$452	$(90)	$10,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

	April 30, 2009
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,165	$278	$(803)	$9,640
Equity securities	450	-	(92)	358
	$10,615	$278	$(895)	$9,998

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2010
Fixed Income Securities	$-	$-	$3,438	$(90)	$3,438	$(90)
Equity Securities	-	-	-	-	-	-
	$-	$-	$3,438	$(90)	$3,438	$(90)
April 30, 2009
Fixed Income Securities	$-	$-	$2,268	$(803)	$2,268	$(803)
Equity Securities	-	-	358	(92)	358	(92)
	$-	$-	$2,626	$(895)	$2,626	$(895)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2010 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2010	2009
Proceeds	$1,514	$1,036
Gross realized gains	$-	$22
Gross realized losses	$(45)	$-

Maturities of fixed income securities classified as available-for-sale at April 30, 2010 are as follows (at cost, in thousands):

Current	$-
Due after one year through five years	9,606
Due after five years through ten years	-
$9,606

The fair value accounting framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:
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

6.       Property, Plant and Equipment

Property, plant and equipment at April 30, 2010 and 2009, consists of the following (in thousands):

	2010	2009
Buildings and building improvements	$4,322	$4,128
Machinery, equipment and furniture	38,639	37,828
	42,961	41,956
Less, accumulated depreciation	35,946	33,995
	$7,015	$7,961

Depreciation expense for the years ended April 30, 2010 and 2009 was $1,938,000 and $1,975,000 respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2010 and 2009 was approximately $526,000 and $583,000, respectively.

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

The Company leased back approximately 43% of the building from the purchaser (the "Reckson lease").  Under the accounting provisions for sale and leaseback transactions, the sale of this building was initially considered a financing until the REIT units were converted to Reckson stock in March 2005, which was subsequently sold.  Upon conversion of the REIT units, the Company recognized a gain of $4.6 million and deferred an additional $1.3 million gain.  The deferred gain was recognized into income over the remaining term of the initial leaseback period with $235,000 recognized in income during the year ended April 30, 2009.  Annual rental payments were $400,000 for the initial 11-year term which ended in January 2009.  The Reckson lease contains two five-year renewal periods at the option of the Company.  On May 16, 2007, the Company exercised its option to renew the lease for the first five-year period and, in February 2009, began paying annual rent of $600,000.  Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in China, France and California lease their office and manufacturing facilities.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,200 through February 2011.  In fiscal year 2008, FEI-Zyfer moved into leased space encompassing 27,850 square feet.  Monthly rental payments are currently $26,186 and increase each year over the remaining 88 months of the lease term.   Satel-FEI, a wholly-owned subsidiary of Gillam-FEI,  occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $2,000 per month.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Rent expense under operating leases for the fiscal years ended April 30, 2010 and 2009 was approximately $1.0 million each year.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases.  As a result, as of April 30, 2010 and 2009, the Company’s balance sheet includes deferred rent of approximately $466,000 and $549,000, respectively, which will be amortized over the respective rental periods.

During fiscal year 2008, the Company acquired manufacturing equipment of approximately $1.2 million.  This acquisition was financed by entering into a 5-year capital lease payable in monthly installments of approximately $24,000, including interest at 6.57%.  At the end of the lease term, the Company may retain the equipment for a nominal charge.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending
April 30,	Operating Leases	Capital Lease
2011	$942	$281
2012	952	281
2013	962	187
2014	722	-
2015	382	-
Thereafter	864	-
Less amounts representing interest	-	(65)
Present value of future minimum lease payments	$4,824	$684
Less: Current portion		243
Long-term portion, lease obligation		$441

7.	Short-Term Debt Obligations

The Company has a $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by the investments and has no maturity date so long as the Company maintains its investments with the financial institution.  During fiscal year 2010, the Company paid off the remaining $1.1 million balance and has not borrowed against it since.  During fiscal year 2009, the Company had borrowings under the line which varied between $1.1 million and $6 million.  During fiscal year 2010, advances against the line of credit bore interest at variable interest rates between 1.51% and 1.66%.

The Company’s European subsidiaries have available approximately 1.9 million Euros (approximately $2.5 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements.  As of April 30, 2010, no amount was outstanding under such lines of credit.  Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds.  Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2010 and 2009, the rate was 0.411% and 0.944%, respectively, based on the 1 month EURIBOR.

8.	Accrued Liabilities

Accrued liabilities at April 30, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Payroll taxes	$1,464	$1,483
Advances from customers	1,469	1,119
Vacation and other compensation	1,156	1,033
Other	958	773
	$5,047	$4,408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

9.       Investment in Morion, Inc.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.

During the fiscal years ended April 30, 2010 and 2009, the Company acquired product from Morion in the aggregate amount of approximately $232,500 and $1,016,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $103,000 and $106,000, respectively.  At April 30, 2010, accounts receivable included $59,000 due from Morion and accounts payable included $26,000 due to Morion.

10.          Goodwill and Other Intangible Assets

During fiscal year 2004 the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  Management has determined that this goodwill is not impaired as of April 30, 2010 and 2009.

In addition, the Company acquired customer lists in the FEI-Zyfer acquisition with a value of $600,000 which was amortized over 6 years.  Amortization expense related to these customer lists for the year ended April 30, 2009 was approximately $186,000.  There was no amortization expense in the year ended April 30, 2010, as the customer lists are fully amortized.

11.          Investment in Elcom Technologies, Inc.

The Company has a 25% interest (20% on a fully-diluted basis) in the outstanding shares of Elcom Technologies, Inc., a privately-held company which designs and manufactures advanced RF microwave devices.  The Company and Elcom have also entered into a mutual business and facilities support agreement and Frequency Electronics obtained an exclusive license to use Elcom’s technology in space-borne applications.  The Company’s investment consists of preferred stock, a five-year $1.5 million convertible note, with interest payable at the prime rate, and a 10-year warrant to purchase additional stock.  The Company accounts for this investment on the equity method.  During fiscal year 2009, the Company repurchased from Elcom 29,651 shares of the Company’s outstanding common stock at an aggregate cost of approximately $150,000.  The amount paid was at the market value of the Company’s common stock on the date of purchase.

During the year ended April 30, 2010, the Company reviewed Elcom’s financial condition and operating results as compared to similar companies and determined that its debt and equity investments in Elcom were impaired.  The Company recorded impairment charges of $550,000 in addition to its equity share in the income or loss of Elcom during fiscal year 2010.  At March 31, 2010, Elcom had total assets of approximately $6.8 million, total liabilities of approximately $4.5 million and stockholders’ equity of $2.3 million.

During the fiscal years ended April 30, 2010 and 2009, the Company acquired technical services from Elcom in the aggregate amount of approximately $41,000 and $254,000, respectively; sold product to Elcom in the amount of approximately $12,000 and $72,000, respectively; and the Company recorded interest income on Elcom’s convertible note and short-term loan in the amount of approximately $82,000 and $63,000, respectively.  At April 30, 2010, accounts receivable included $17,000 due from Elcom and no amounts were payable to Elcom.  In addition, during fiscal year 2009, the Company, in coordination with two other major investors, provided Elcom with a short-term working capital loan.  The Company’s share of the loan was $217,000, which was repaid in November 2009 and bore interest at 21.8%.  In March 2010, the Company and the other two major investors provided Elcom with an 18-month note which is junior to the Company’s 5-year convertible note.  The new note, of which the Company’s share is $308,000, bears interest at 12%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

12.          Employee Benefit Plans

Profit Sharing Plan:

The Company adopted a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2010 and 2009, the Company contributed 74,987 and 130,839 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $348,000 in fiscal year 2010 and $528,000 in fiscal year 2009.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  The Company charged $195,000 and $80,000 to operations under these plans for the fiscal years ended April 30, 2010 and 2009, respectively.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors.  The plans are Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”).  Under these plans, options or SARS are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.  Under one NQSO plan, the options were exercisable one year after the date of grant.  Under the remaining plans, the options and SARS are exercisable over a four-year period beginning one year after the date of grant.  The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise.  As of April 30, 2010, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 345,000 options with a weighted average exercise price of $10.51 are both outstanding and exercisable.  Through April 30, 2010, eligible employees have been granted options to acquire 1,090,000 shares of Company stock under NQSO plans.  Of the NQSO options, approximately 302,000 with a weighted average exercise price of $16.55 are both outstanding and exercisable (see tables below).  As of April 30, 2010, eligible employees and directors have been granted SARS based on approximately 756,000 shares of Company stock, all of which are outstanding and approximately 271,000 with a weighted average exercise price of $9.91 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans will be recognized as an increase in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – May 1, 2008	1,426,775	$11.33	4.5 years
Granted	100,000	3.17
Expired or Canceled	(161,250)	10.43
Outstanding – April 30, 2009	1,365,525	$10.83	4.1 years
Granted	283,000	4.51
Forfeited	(15,000)	9.61
Expired or Canceled	(229,750)	7.42
Outstanding – April 30, 2010	1,403,775	$10.11	5.2 years	$526,420
Exercisable	918,713	$12.32	3.3 years	$59,300
Available for future grants	81,342

As of April 30, 2010, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $951,000.  These costs are expected to be recognized over a weighted average period of 2.7 years.

During the years ended April 30, 2010 and 2009, 139,344 and 140,469 shares, respectively, vested the fair value of which was approximately $535,000 and $680,000, respectively.  There were no stock option exercises during the years ended April 30, 2010 and 2009.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2010 and 2009, were approximately $2.36 and $1.48, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $321,000 and $328,000 for the years ended April 30, 2010 and 2009, respectively.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2010 and 2009 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan.

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

	2010		2009
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	40,300	$14.29	40,300	$14.29
Expired	(4,300)	8.87	-	-
Exercised	-	-	-	-
Outstanding at end of year	36,000	$14.93	40,300	$14.29
Exercisable at end of year	36,000	$14.93	40,300	$14.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2010 and 2009, grants for 15,000 and 22,500 restricted shares, respectively, are available to be purchased at a price of $4.00 per share.

Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 463,318 shares remain in the ESOP.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.   The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  During the year ended April 30, 2009, a former employee eligible for retirement benefits, died.  The Company received proceeds from the life insurance policies on this participant.  The amounts received exceeded the cash surrender value of the policies and the Company recognized a gain of approximately $217,000 for the year ended April 30, 2009.  Deferred compensation expense charged to operations during the years ended April 30, 2010 and 2009 was approximately $491,000 and $436,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

13.          Income Taxes

The income (loss) before (benefit) provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2010	2009
U.S.	$902	$(6,042)
Foreign	327	315
	$1,229	$(5,727)

The (benefit) provision for income taxes consists of the following (in thousands):

	2010	2009
Current:
Federal	$(1,560)	$(1,620)
Foreign	10	-
State	30	(200)
Current (benefit) provision	(1,520)	(1,820)
Deferred
Federal	-	6,375
Foreign	-	(221)
State	-	975
Deferred provision	-	7,129
Total (benefit) provision	$(1,520)	$5,309

The following table reconciles the reported income tax (benefit) expense with the amount computed using the federal statutory income tax rate (in thousands)

	2010	2009
Computed "expected" tax expense (benefit)	$418	$(1,947)
State and local tax, net of federal benefit	20	(149)
Valuation allowance on deferred tax assets	-	7,624
Nontaxable income from foreign subsidiaries	(32)	(130)
Nondeductible expenses	148	189
Nontaxable life insurance cash value increase	(117)	(196)
Tax credits	(105)	(111)
Net operating loss carryback	(1,796)	-
Other items, net, none of which individually
exceeds 5% of federal taxes at statutory rates	(56)	29
	$(1,520)	$5,309

The components of deferred taxes are as follows (in thousands):

	2010	2009
Deferred tax assets:
Employee benefits	$4,555	$4,248
Inventory	1,850	1,470
Accounts receivable	230	343
Marketable securities	265	377
Research & development credits	961	1,505
Other liabilities	69	162
Net operating loss carryforwards	970	1,692
Total deferred tax asset	8,900	9,797
Deferred tax liabilities
Property, plant and equipment	838	1,052
Net deferred tax asset	8,062	8,745
Valuation allowance	(8,062)	(8,745)
	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  The change in valuation allowance during the year ended April 30, 2010 was a decrease of $683,000 whereas for the year ended April 30, 2009, the change was an increase of $7.44 million.

At April 30, 2010, the Company has available approximately $1.3 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  Due to a change in U.S. tax law effected in November 2009, the taxable loss for the year ended April 30, 2009 was carried back to a prior profitable year which resulted in a tax refund that exceeded by $1.8 million the income tax receivable which the Company recorded at the end of last fiscal year.  For state income tax purposes, the Company has tax loss carryforwards of approximately $2.3 million in California and $8.4 million in New York.

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards.  As such, there is no impact on the Company’s financial position or results of operations.  When and if the Company were to recognize interest or penalties related to unrecognized tax benefits, it would be reported net of the federal tax benefit in the tax provision.  It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.  The Company's tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service, which resulted in no material adjustments.  The Company's tax years from April 30, 2005 through April 30, 2010 remain open to examination by state tax authorities and tax years from April 30, 2008 through April 30, 2010 remain open for examination by the Internal Revenue Service.

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

	Year Ended April 30,
	2010	2009
Balance at beginning of year	$245	$395
Warranty costs incurred	(151)	(150)
Product warranty accrual	51	-
Balance at end of year	$145	$245

15.           Segment Information

The Company operates under three reportable segments based on the geographic locations of its subsidiaries:

(1)
FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

(2)
Gillam-FEI - operates out of Belgium and France and primarily sells wireline synchronization and network management systems in non-U.S. markets.  All sales from Gillam-FEI to the United States are to other segments of the Company.

(3)
FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.  This segment also provides sales and support for the Company’s wireline telecommunications family of products, including US5G, which are sold in the United States market.

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia.  FEI-Asia functions primarily as a manufacturing facility for the FEI-NY segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2010		2009
Net revenues:
FEI-NY	$29,206		$35,793
Gillam-FEI	13,092	**	11,342 **
FEI-Zyfer	11,430		9,360
less intersegment revenues	(4,312	)**	(3,755)**
Consolidated revenues	$49,416		$52,740

Operating profit (loss):
FEI-NY	$1,675		$(5,361)
Gillam-FEI	527	**	101 **
FEI-Zyfer	23		(192)
Corporate	(474)		(465)
Consolidated operating profit (loss)	$1,751		$(5,917)

**
For the fiscal years ended April 30, 2010 and 2009, includes Gillam-FEI intersegment sales of $2.7 million and $1.8 million, respectively, to the FEI-NY and FEI-Zyfer segments.  In fiscal years 2010 and 2009, such sales included final development costs and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S.  In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.

	2010	2009
Identifiable assets:
FEI-NY (approximately $4 million in China)	$35,462	$39,658
Gillam-FEI (all in Belgium or France)	19,594	17,615
FEI-Zyfer	7,413	8,672
less intersegment balances	(14,655)	(17,853)
Corporate	33,606	29,828
Consolidated identifiable assets	$81,420	$77,920

Depreciation and amortization (allocated):
FEI-NY	$1,377	$1,493
Gillam-FEI	300	202
FEI-Zyfer	242	454
Corporate	19	19
Consolidated depreciation and amortization expense	$1,938	$2,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Major Customers

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2010 and 2009, approximately 54% and 44%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2010, sales to five customers of the FEI-NY segment aggregated $17.9 million or 61% of that segment’s total sales.  Two of these customers, when combined with sales from the FEI-Zyfer segment, accounted for 15% and 10%, respectively, of the Company’s consolidated revenues.  During the year ended April 30, 2010, in the Gillam-FEI segment, sales to one customer aggregated $3.9 million or 30% of that segment’s revenues.  In the FEI-Zyfer segment, two customers accounted for $2.7 million or 24% of that segment’s sales.  None of the customers in the Gillam-FEI segment and no customer individually in the FEI-Zyfer segment accounted for more than 10% of consolidated revenues.

In fiscal year 2009, sales to four customers of the FEI-NY segment aggregated $17.0 million or 48% of that segment’s total sales.  During the year ended April 30, 2009, in the Gillam-FEI segment, sales to two customers aggregated $3.9 million or 34% of that segment’s revenues.  In the FEI-Zyfer segment, two customers accounted for $2.5 million or 27% of that segment’s sales.  None of the customers in the FEI-NY, Gillam-FEI or FEI-Zyfer segments accounted for more than 10% of fiscal year 2009 consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2010	2009

Belgium	$6,842	$4,689
China	1,576	5,746
France	697	2,509
Other	3,276	4,731
	$12,391	$17,675

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2010, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2010.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of its internal controls within the prescribed timeframe.  As a result, as of April 30, 2010, there was a material weakness in the Company’s internal control because management has not performed a self-assessment or completed the necessary documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer.  The lack of documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, management will continue to establish policies and procedures to provide for the necessary documentation and testing of such internal controls over the coming year.  During fiscal year 2011, the Company plans to fully document and test the internal controls over financial reporting at its Gillam-FEI and FEI-Zyfer subsidiaries.  If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

In addition, due to its small size and lack of resources and staffing, the Chief Financial Officer is actively involved in the preparation of the financial statements and therefore, cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of accounting personnel results in an inability to have independent review and approval by the Chief Financial Officer of financial accounting entries.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to this limitation.  The Company hired a new controller and is creating processes whereby personnel in its Accounting Department (other than the Chief Financial Officer) will create analysis and original accounting entries, which will subsequently be reviewed and approved by the Chief Financial Officer.  The Company expects that such measures will remediate this material weakness.

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

Changes in Internal Control Over Financial Reporting.

There were no changes, other than the hiring of a new controller as discussed above, in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

NONE

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2010.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2010.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2010.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 6, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

 Included in Part II of this report:

Page(s)

Reports of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets
April 30, 2010 and 2009	26

Consolidated Statements of Operations
-years ended April 30, 2010 and 2009	27

Consolidated Statements of Cash Flows
- years ended April 30, 2010 and 2009	28-29

Consolidated Statements of Changes in Stockholders' Equity
- years ended April 30, 2010 and 2009	30

Notes to Consolidated Financial Statements	31-46

 (2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The exhibits listed on the accompanying Index to Exhibits beginning on page 51 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Alan L. Miller
Alan L. Miller
Chief Financial Officer
and Treasurer

Dated:  July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/10
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/10
Joel Girsky

/s/ E. Donald Shapiro	Director	7/29/10
E. Donald Shapiro

/s/ S. Robert Foley	Director	7/29/10
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/10
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/10
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/10
Alan L. Miller	and Treasurer
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