Form 10-Q
period 2010-07-31
FREQUENCY ELECTRONICS INC
filed 2010-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2010

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 10, 2010 – 8,241,472

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - July 31, 2010 and April 30, 2010	3

Condensed Consolidated Statements of Operations Three Months Ended July 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T- Controls and Procedures	16-17

Part II. Other Information:

Item 6 - Exhibits	17

Signatures	18

Exhibits

2 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2010	2010
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$9,445	$9,954
Marketable securities	11,470	10,418
Accounts receivable, net of allowance for doubtful accounts of $266	8,669	10,504
Costs and estimated earnings in excess of billings	2,867	1,667
Inventories, net	27,053	26,975
Prepaid expenses and other	962	1,122
Total current assets	60,466	60,640
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,672	7,015
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,049	8,917
Investment in and loans receivable from affiliates	3,837	3,813
Other assets	817	817
Total assets	$81,059	$81,420
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit and lease obligations	$250	$246
Accounts payable - trade	2,350	1,720
Income taxes payable	195	295
Accrued liabilities	4,260	5,047
Total current liabilities	7,055	7,308
Lease obligation- noncurrent	377	441
Deferred compensation	9,652	9,624
Deferred rent and other liabilities	667	664
Total liabilities	17,751	18,037
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,628	49,580
Retained earnings	5,778	5,271
	64,570	64,015
Common stock reacquired and held in treasury -at cost (922,467 shares at July 31, 2010 and 946,172 shares at April 30, 2010)	(4,437)	(4,651)
Accumulated other comprehensive income	3,175	4,019
Total stockholders' equity	63,308	63,383
Total liabilities and stockholders' equity	$81,059	$81,420

See accompanying notes to condensed consolidated financial statements.

3 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended July 31,
(Unaudited)

	2010	2009
	(In thousands except per share data)

Net revenues	$12,124	$12,442
Cost of revenues	7,378	8,141
Gross margin	4,746	4,301

Selling and administrative expenses	2,795	2,567
Research and development expense	1,162	1,075
Operating profit	789	659
Other income (expense):
Investment income	80	128
Equity income (loss)	28	(49)
Interest expense	(35)	(44)
Other expense, net	(5)	(40)
Income before provision for income taxes	857	654
Provision for income taxes	350	-
Net income	$507	$654

Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Average shares outstanding:
Basic	8,233,570	8,164,627
Diluted	8,280,332	8,172,080

See accompanying notes to condensed consolidated financial statements.

4 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
 (Unaudited)

	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$507	$654
Non-cash charges to earnings	1,043	1,024
Net changes in other assets and liabilities	(1,058)	(495)
Net cash provided by operating activities	492	1,183

Cash flows from investing activities:
Purchase of marketable securities	(2,500)	-
Proceeds on redemption of marketable securities	1,500	-
Capital expenditures	(243)	(175)
Net cash used in investing activities	(1,243)	(175)

Cash flows from financing activities:
Payment of short-term credit and lease obligations	(70)	(70)
Net cash used in financing activities	(70)	(70)

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(821)	938

Effect of exchange rate changes on cash and cash equivalents	312	(187)

Net (decrease) increase in cash and cash equivalents	(509)	751

Cash and cash equivalents at beginning of period	9,954	4,911

Cash and cash equivalents at end of period	$9,445	$5,662

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31	$55
Income Taxes	$450	-

See accompanying notes to condensed consolidated financial statements.

5 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2010 and the results of its operations and cash flows for the three months ended July 31, 2010 and 2009.  The April 30, 2010 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Three months ended July 31,
	2010	2009
Basic EPS Shares outstanding (weighted average)	8,233,570	8,164,627
Effect of Dilutive Securities	46,762	7,453
Diluted EPS Shares outstanding	8,280,332	8,172,080

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS for the three months ended July 31, 2010 and 2009 were 1,020,775 and 1,325,525, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

At July 31, 2010 and April 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion basis were approximately $2,867,000 and $1,667,000, respectively.  Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates, net of amounts billed in excess of the revenue recognized.  Such amounts are billed pursuant to contract terms.  During the three months ended July 31, 2010 and 2009, revenue recognized under percentage of completion contracts was approximately $5.1 million and $4.4 million, respectively.

NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2010	April 30, 2010
	(In thousands)
Raw Materials and Component Parts	$11,779	$13,192
Work in Progress	12,318	11,039
Finished Goods	2,956	2,744
	$27,053	$26,975

As of July 31, 2010 and April 30, 2010, approximately $18.7 million and $18.2 million, respectively, of total inventory is located in the United States, approximately $7.6 million and $7.9 million, respectively, is located in Belgium and approximately $800,000 and $900,000, respectively, is located in China.

6 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E – COMPREHENSIVE INCOME

For the three months ended July 31, 2010 and 2009, comprehensive (loss) income is composed of (in thousands):
	Three months ended July 31,
	2010		2009
Net income		$507	$654
Foreign currency translation adjustment		(930)	372
Change in market value of marketable securities		86	323
Comprehensive (loss) income	$	(337)	$1,349

NOTE F – SEGMENT INFORMATION

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
	Three months ended July 31,
	2010	2009
Net revenues:
FEI-NY	$7,642	$7,065
Gillam-FEI	2,973	2,474
FEI-Zyfer	2,497	4,249
Less intercompany revenues	(988)	(1,346)
Consolidated revenues	$12,124	$12,442
Operating profit:
FEI-NY	$1,012	$87
Gillam-FEI	117	(20)
FEI-Zyfer	(161)	656
Corporate	(179)	(64)
Consolidated operating profit	$789	$659

7 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	July 31, 2010	April 30, 2010
Identifiable assets:
FEI-NY (approximately $3.5 million in China)	$35,568	$35,462
Gillam-FEI (all in Belgium or France)	18,683	19,594
FEI-Zyfer	7,098	7,413
less intersegment balances	(14,139)	(14,655)
Corporate	33,849	33,606
Consolidated identifiable assets	$81,059	$81,420

NOTE G – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the three month periods ended July 31, 2010 and 2009, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under two notes receivable.  The table below summarizes these transactions:

	Three months ended July 31,
	2010	2009
	(in thousands)
Purchases from:
Elcom	$35	$6
Morion	17	166
Sales to:
Elcom	$58	$25
Morion	128	8
Interest on Elcom notes receivable	$25	$12

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  In fiscal year 2010, the Company determined that its investment was impaired and for the year ended April 30, 2010, recorded impairment charges in the amount $550,000 in addition to its equity share in the income or loss of Elcom during the year.  No impairment charges were recorded during the three months ended July 31, 2010 and 2009.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2010 and April 30, 2010 are as follows (in thousands):

	July 31, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,572	$348	$(30)	$10,890
Equity securities	450	130	-	580
	$11,022	$478	$(30)	$11,470

	April 30, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$9,606	$261	$(90)	$9,777
Equity securities	450	191	-	641
	$10,056	$452	$(90)	$10,418

8 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2010
Fixed Income Securities	$-	$-	$970	$(30)	$970	$(30)
Equity Securities	-	-	-	-	-	-
	$-	$-	$970	$(30)	$970	$(30)
April 30, 2010
Fixed Income Securities	$-	$-	$3,438	$(90)	$3,438	$(90)
Equity Securities	-	-	-	-	-	-
	$-	$-	$3,438	$(90)	$3,438	$(90)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2010 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2010, the Company redeemed an available-for-sale security in the amount of $1,500,000 and realized a loss of $27,800 on the transaction which is included in the determination of net income for the period.  During the three months ended July 31, 2009, the Company did not sell or redeem any available-for-sale securities.  Accordingly, there were no realized gains or losses included in the determination of net income for that period.

Maturities of fixed income securities classified as available-for-sale at July 31, 2010 are as follows, at cost (in thousands):

Current	$1,000
Due after one year through five years	9,572
Due after five years through ten years	-
$10,572

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

9 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued standards which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These standards clarify that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These standards require an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  These standards also require additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  These standards are effective for fiscal years beginning after November 15, 2009 and were effective for the Company on May 1, 2010.  The adoption of these standards did not have a material impact on the financial condition, results of operations, cash flows and disclosures of the Company.

NOTE J – INCOME TAXES

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a higher than normally expected effective tax rate.  As of both July 31, 2010 and April 30, 2010, the deferred tax asset valuation allowance is approximately $8.1 million.

NOTE K – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2010, the Company made a contribution of 23,705 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s April 30, 2010 Annual Report to Stockholders.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

10 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

11 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2011 and 2010 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2010	2009
Net Revenues
FEI-NY	63.0%	56.8%
Gillam-FEI	24.5	19.9
FEI-Zyfer	20.6	34.1
Less intersegment revenues	(8.1)	(10.8)
	100.0	100.0
Cost of revenues	60.9	65.4
Gross margin	39.1	34.6
Selling and administrative expenses	23.0	20.6
Research and development expenses	9.6	8.7
Operating Income	6.5	5.3
Other income, net	0.6	-
Pretax income	7.1	5.3
Provision for income taxes	2.9	-
Net income	4.2%	5.3%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues

	(in millions)
	Three months ended July 31,
			Change
	2010	2009	$	%
FEI-NY	$7.6	$7.1	$0.6	8%
Gillam-FEI	3.0	2.5	0.5	20%
FEI-Zyfer	2.5	4.2	(1.8)	(41)%
Intersegment sales	(1.0)	(1.4)	0.4
	$12.1	$12.4	$(0.3)	(3)%

The 3% decrease in revenues for the three months ended July 31, 2010 compared to the same period of fiscal year 2010, is due to the lower level of telecommunication infrastructure revenues generated by the FEI-Zyfer segment.  In the prior year, revenues for that segment and market area benefited from additional sales that had been delayed from the preceding fiscal quarter due to inventory shortages.  The lower fiscal year 2011 telecommunications revenues were partially offset by increased revenues from the FEI-NY and Gillam-FEI segments and the Company’s other two major market areas: satellite payloads and non-satellite U.S. Government/DOD.  For the fiscal year 2011 quarter, revenues from satellite payload programs increased modestly compared to the same period of fiscal year 2010 and accounted for 31% of consolidated revenues.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased by more than 20% year-over-year and accounted for more than 25% of consolidated revenue in the quarter ended July 31, 2010 compared to approximately 20% of consolidated revenues in the fiscal year 2010 quarter.  Revenues from Gillam-FEI’s non-telecommunication product line accounted for the increased fiscal year 2011 revenues in that segment.  During the remainder of fiscal year 2011, the Company expects to book additional new satellite payload business for both U.S. Government and commercial applications and to realize increased revenues from that market area.  Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

12 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin
	Three months ended July 31,
			Change
	2010	2009	$	%
	$4,746	$4,301	$445	10%
GM Rate	39.1%	34.6%

The improvement in gross margin and gross margin rate for the three months ended July 31, 2010 compared to the same period a year ago reflect the benefits of the efficiency improvements which were implemented in the prior year and the different mix of programs on which the Company is working in the fiscal year 2011 period.  Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement.  The gross margin rate recorded in the fiscal year 2011 period approaches the Company’s targeted rate.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2011 will be comparable to the current periods and will show an improvement over the prior fiscal year.

Selling and administrative expenses

Three months ended July 31,
		Change
2010	2009	$	%
$2,795	$2,567	$228	9%

For the three months ended July 31, 2010 and 2009, selling and administrative expenses were 23% and 21%, respectively, of consolidated revenues.  The increase in expenses in the fiscal year 2011 quarter compared to the same period of fiscal year 2010 is primarily due to increased incentive compensation expenses resulting from greater profitability.  For the remainder of fiscal year 2011, the Company expects selling and administrative expenses to be incurred at approximately the same rate in dollars but could decrease as a percentage of revenues as sales increase.

Research and development expense

Three months ended July 31,
		Change
2010	2009	$	%
$1,162	$1,075	$87	8%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the three-month periods ended July 31, 2010 and 2009, was 10% and 9% of revenues, respectively, compared to the Company’s target of 10% of revenues.  R&D spending in fiscal year 2011 continued the development of new satellite payload products, including new C and Ku band beacon/telemetry transceivers, a new family of frequency generators and converters, and new product introductions and improvements in the technology of the Company’s GPS-based wireless products and wireline synchronization equipment.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the remainder of fiscal year 2011, the Company anticipates that internal research and development spending will be approximately 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

13 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating Income
Three months ended July 31,
		Change
2010	2009	$	%
$789	$659	$130	20%

Increased gross margin from an improved gross margin rate partially offset by higher operating expenses, particularly in the FEI-NY segment, enabled the Company to record a 20% improvement in operating income for the three-months ended July 31, 2010, compared to the same period of fiscal year 2010.  The Company anticipates that at the current level of business and having implemented certain cost saving measures, that it can sustain operating income at this level.  As the Company gains additional business through increased bookings on its current product lines and expands its product offerings through research and development efforts, operating income is expected to further improve.  The Company anticipates that it will generate operating income for the full fiscal year 2011.

Other income (expense)
	Three months ended July 31,
			Change
	2010	2009	$	%
Investment income	$80	$128	$(48)	(38)%
Equity income (loss)	28	(49)	77	NM
Interest expense	(35)	(44)	9	20%
Other expenses, net	(5)	(40)	35	88%
	$68	$(5)	$73	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.  During the quarter ended July 31, 2010, the Company redeemed a marketable security which resulted in a realized loss of approximately $28,000.  No gains or losses on marketable securities were recorded during the same period of fiscal year 2010.

Equity income (loss) in the fiscal year 2011 and 2010 periods represent the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest.

The decrease in interest expense for the three months ended July 31, 2010 compared to the same period of fiscal year 2010 is due to lower levels of credit and lease obligations in the fiscal year 2011 quarter.

Other expenses in the fiscal year 2011 quarter were insignificant compared to the quarter ended July 31, 2009 in which period the Company recorded royalty expense and certain foreign currency exchange losses at the Company’s overseas subsidiaries.  Such expenses were not incurred during fiscal year 2011.

Income Tax Provision

Three months ended July 31,
		Change
2010	2009	$	%
$350	-	$350	NM

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a higher than normally expected effective tax rate.  As of both July 31, 2010 and April 30, 2010, the deferred tax asset valuation allowance is approximately $8.1 million.

14 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

In the first quarter of fiscal year 2010, the Company expected to carryforward a portion of the tax loss incurred in the previous fiscal year.  Consequently, the Company did not expect to incur any current tax expense even though it recorded pretax income for both financial reporting and tax purposes.  Subsequent to the end of the Company’s second quarter, in November 2009, Congress changed the tax code enabling companies to carry back tax losses up to five years rather than two years.  Consequently, the Company’s U.S. corporate tax return, filed in January 2010, claimed full benefit for the loss incurred in fiscal year 2009 and received a tax refund during fiscal year 2010.  In the second half of fiscal year 2010, the Company recorded an additional tax benefit due to the change in tax law but also recorded a tax provision on that year’s earnings since the prior year tax loss had been fully utilized.

The Company is subject to taxation in several countries as well as the states of New York and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  As of April 30, 2010, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.3 million, which will offset future taxable income.  The domestic U.S. tax loss carryforward for state income tax purposes is approximately $8.4 million in New York and $2.3 million in California.

Net Income
Three months ended July 31,
		Change
2010	2009	$	%
$507	$654	$(147)	(22)%

As discussed above, for the three months ended July 31, 2010, the Company recorded a provision for income taxes but was not required to do so in the same period of fiscal year 2010.  Consequently, net income in fiscal year 2011 is less than fiscal year 2010 even though pretax income for the period ended July 31, 2010 is greater than the prior year.  The Company expects to realize improved gross and operating margins throughout fiscal year 2011 and anticipates that it will report a profit for the full year.  However, comparisons of net income to the prior year will be inconsistent due to the change in tax law as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $53 million at July 31, 2010, similar to that at April 30, 2009.  Included in working capital at July 31, 2010 is $20.9 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2010 is 8.6 to 1.

For the three months ended July 31, 2010, the Company had positive cash flow from operating activities of $492,000 compared to $1.2 million provided by operations in the comparable fiscal year 2010 period.  The primary sources of cash in the fiscal year 2010 period were profitable operations and net increase in trade payables.  For the three months ended July 31, 2010 and 2009, the Company incurred over $1.0 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2011, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the three months ended July 31, 2010 and 2009, was $1.2 million and $175,000, respectively.  In the fiscal year 2011 quarter, the Company redeemed a marketable security in the amount of $1.5 million and invested in additional marketable securities for $2.5 million.  In both fiscal years, the Company acquired property, plant and equipment in the amount of $243,000 and $175,000, respectively.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Property, plant and equipment purchases for all of fiscal year 2011 are expected to be less than $1.0 million.  Internally generated cash is adequate to acquire this level of property, plant and equipment.

Net cash used in financing activities for the three months ended July 31, 2010 and 2009, was $70,000 each quarter which consisted solely of payments against the Company’s capital lease obligation.

15 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2010, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of July 31, 2010, the Company's consolidated backlog amounted to approximately $32 million.  Approximately 75% of this backlog is expected to be filled in the next twelve months.  Included in the backlog at July 31, 2010 is approximately $7 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least April 30, 2011.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of July 31, 2010, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

16 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As disclosed in its Form 10-K for the year ended April 30, 2010, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at July 31, 2010, for the first quarter of fiscal year 2011, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2010, and therefore the weaknesses previously identified by management continued to exist at July 31, 2010.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

17 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2010	BY	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer

18 of 18