Form 10-K/A
period 2010-04-30
FREQUENCY ELECTRONICS INC
filed 2010-11-29
CIK 39020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Form 10-K”), which the Registrant filed with the Securities and Exchange Commission on July 29, 2010.  This amendment is being filed solely to amend and replace Exhibit 23.1 to the Form 10-K, which inadvertently omitted references to certain of the Registrant’s registration statements.

This Amendment does not affect any other parts of or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment.  Except as described above, no other portion of the Form 10-K for the fiscal year ended April 30, 2010 is amended hereby and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K.  No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K.  Accordingly, this Amendment should be read in conjunction with such Form 10-K and the Registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Exhibits

(2) EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of November 2010.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

ITEM 15(a)(2)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K/A	Description of Exhibit	NOTE

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

Exhibit No. in
this Form 10-K/A	Description of Exhibit	NOTE

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed with Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of 2009 audit report in Registrant’s Form S-8 Registration Statement.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

NOTES:
(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
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