Form 10-Q
period 2010-10-31
FREQUENCY ELECTRONICS INC
filed 2010-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2010

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
Yes ☐             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 10, 2010 – 8,256,350

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
October 31, 2010 and April 30, 2010	3

Condensed Consolidated Statements of Operations
Six Months Ended October 31, 2010 and 2009	4

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18

Item 4- Controls and Procedures	19

Part II. Other Information:

Item 6 - Exhibits	19

Signatures	20

Exhibits

2 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2010	2010
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$7,384	$9,954
Marketable securities	11,577	10,418
Accounts receivable, net of allowance for doubtful accounts of $258 at October 31, 2010 and $266 at April 30, 2010	11,855	10,504
Costs and estimated earnings in excess of billings, net	2,466	1,667
Inventories, net	28,954	26,975
Prepaid income taxes	255	-
Prepaid expenses and other	1,141	1,122
Total current assets	63,632	60,640
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,811	7,015
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,181	8,917
Investment in and loans receivable from affiliates	3,841	3,813
Other assets	817	817
Total assets	$84,500	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit and lease obligations	$254	$246
Accounts payable - trade	2,496	1,720
Income taxes payable	-	295
Accrued liabilities	5,043	5,047
Total current liabilities	7,793	7,308
Lease obligation- noncurrent	313	441
Deferred compensation	9,737	9,624
Deferred rent and other liabilities	703	664
Total liabilities	18,546	18,037
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,763	49,580
Retained earnings	6,106	5,271
	65,033	64,015
Common stock reacquired and held in treasury - at cost (907,590 shares at October 31, 2010 and 946,172 shares at April 30, 2010)	(4,379)	(4,651)
Accumulated other comprehensive income	5,300	4,019
Total stockholders' equity	65,954	63,383
Total liabilities and stockholders' equity	$84,500	$81,420

See accompanying notes to condensed consolidated financial statements.

3 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,
(Unaudited)

	2010	2009
	(In thousands except per share data)

Revenues	$24,652	$23,836
Cost of revenues	15,102	15,141
Gross margin	9,550	8,695
Selling and administrative expenses	5,560	5,340
Research and development expense	2,389	2,454
Operating profit	1,601	901

Other income (expense):
Investment income	179	253
Equity income (loss)	28	(195)
Impairment of investment in affiliate	-	(200)
Interest expense	(64)	(78)
Other expense, net	(89)	(156)
Income before provision for income taxes	1,655	525
Provision for income taxes	820	-
Net income	$835	$525

Net income per common share
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Weighted average shares outstanding
Basic	8,242,481	8,172,643
Diluted	8,302,405	8,184,764

See accompanying notes to consolidated condensed financial statements.

4 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,
(Unaudited)

	2010	2009
	(In thousands except per share data)

Revenues	$12,528	$11,395
Cost of revenues	7,724	7,001
Gross margin	4,804	4,394

Selling and administrative expenses	2,765	2,773
Research and development expense	1,227	1,379
Operating profit	812	242
Other income (expense):
Investment income	99	125
Equity loss	(1)	(145)
Impairment of investment in affiliate	-	(200)
Interest expense	(29)	(34)
Other expense, net	(83)	(117)
Income (loss) before provision for income taxes	798	(129)
Provision for income taxes	470	-
Net income (loss)	$328	$(129)

Net income (loss) per common share
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Weighted average shares outstanding
Basic	8,251,391	8,180,659
Diluted	8,323,303	8,180,659

See accompanying notes to condensed consolidated financial statements.

5 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$835	$525
Non-cash charges to earnings and non-operating income or loss, net	1,988	2,541
Net changes in operating assets and liabilities	(4,665)	(406)
Net cash (used in) provided by operating activities	(1,842)	2,660

Cash flows from investing activities:
Proceeds from sale of marketable securities and investments	1,500	-
Purchase of marketable securities	(2,500)	-
Purchase of fixed assets	(694)	(280)
Net cash used in investing activities	(1,694)	(280)

Cash flows from financing activities:
Payment of short-term credit and lease obligations	(120)	(1,243)
Net cash used in financing activities	(120)	(1,243)

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(3,656)	1,137

Effect of exchange rate changes on cash and cash equivalents	1,086	(349)

Net (decrease) increase in cash and cash equivalents	(2,570)	788

Cash and cash equivalents at beginning of period	9,954	4,911

Cash and cash equivalents at end of period	$7,384	$5,699

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60	$40
Income Taxes	$1,370	-

See accompanying notes to condensed consolidated financial statements.

6 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and the results of its operations and cash flows for the six and three months ended October 31, 2010 and 2009.  The April 30, 2010 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
Weighted average shares outstanding:
Basic	8,242,481	8,172,643	8,251,391	8,180,659
Effect of dilutive securities	59,924	12,121	71,912	***
Diluted	8,302,405	8,184,764	8,323,303	8,180,659

***	Dilutive securities are excluded for the three month period ended October 31, 2009 since the inclusion of such shares would be antidilutive due to the net loss for the period then ended.

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
Outstanding options and SARS excluded	966,775	869,213	966,775	869,213

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2010 and April 30, 2010, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2010	April 30, 2010
	(In thousands)
Costs and estimated earnings in excess of billings	$3,814	$2,917
Billings in excess of costs and estimated earnings	(1,348)	(1,250)
Net asset	$2,466	$1,667

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2010, revenue recognized under percentage of completion contracts was approximately $10.5 million and $5.5 million, respectively.  For the six and three months ended October 31, 2009, such revenue was approximately $9.7 million and $5.1 million, respectively.

7 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market at October 31, 2010 and April 30, 2010, respectively, consist of the following:

	October 31, 2010	April 30, 2010
	(In thousands)
Raw Materials and Component Parts	$11,679	$13,192
Work in Progress	14,224	11,039
Finished Goods	3,051	2,744
	$28,954	$26,975

As of October 31, 2010 and April 30, 2010, approximately $18.6 million and $18.2 million, respectively, of total inventory is located in the United States, approximately $9.6 million and $7.9 million, respectively, is located in Belgium and approximately $800,000 and $900,000, respectively, is located in China.

NOTE E – COMPREHENSIVE INCOME

For the six and three months ended October 31, 2010 and 2009, comprehensive income is composed of (in thousands):

	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
Net income (loss)	$835	$525	$328	$(129)
Foreign currency translation adjustment	1,082	644	2,012	272
Change in market value of marketable securities	199	834	113	511
Comprehensive income	$2,116	$2,003	$2,453	$654

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):
	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
Revenues:
FEI-NY	$15,168	$14,014	$7,527	$6,949
Gillam-FEI	5,203	4,975	2,230	2,501
FEI-Zyfer	5,657	6,828	3,160	2,579
less intersegment revenues	(1,376)	(1,981)	(389)	(634)
Consolidated revenues	$24,652	$23,836	$12,528	$11,395

Operating profit (loss):
FEI-NY	$1,465	$624	$565	$538
Gillam-FEI	40	(5)	(76)	14
FEI-Zyfer	290	485	451	(171)
Corporate	(194)	(203)	(128)	(139)
Consolidated operating profit	$1,601	$901	$812	$242

	October 31, 2010	April 30, 2010
Identifiable assets:
FEI-NY (approximately $3.6 million in China)	$35,854	$35,462
Gillam-FEI (all in Belgium or France)	21,345	19,594
FEI-Zyfer	7,741	7,413
less intersegment balances	(13,365)	(14,655)
Corporate	32,925	33,606
Consolidated identifiable assets	$84,500	$81,420

NOTE G – RELATED PARTY TRANSACTIONS

The Company has equity interests in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”), accounted for on the equity and cost basis, respectively.  During the six and three month periods ended October 31, 2010 and 2009, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under two notes receivable.  The table below summarizes these transactions:

	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
	(in thousands)
Purchases from:
Elcom	$314	$6	$279	$-
Morion	37	212	20	16
Sales to:
Elcom	$133	$1	$75	$1
Morion	200	32	72	11
Interest on Elcom notes receivable	$47	$24	$22	$12

9 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  For the year ended April 30, 2010, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and recorded impairment charges in the amount $550,000 for fiscal year 2010, of which $200,000 was recorded during the six and three months ended October 31, 2009.  No impairment charges were recorded during the six and three months ended October 31, 2010.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2010 and April 30, 2010 are as follows (in thousands):

	October 31, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income debt securities	$10,566	$354	$(24)	$10,896
Equity securities	450	231	-	681
	$11,016	$585	$(24)	$11,577

	April 30, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income debt securities	$9,606	$261	$(90)	$9,777
Equity securities	450	191	-	641
	$10,056	$452	$(90)	$10,418

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2010
Fixed income debt securities	$1,515	$(4)	$980	$(20)	$2,495	$(24)
Equity securities	-	-	-	-	-	-
	$1,515	$(4)	$980	$(20)	$2,495	$(24)
April 30, 2010
Fixed income debt securities	$-	$-	$3,438	$(90)	$3,438	$(90)
Equity securities	-	-	-	-	-	-
	$-	$-	$3,438	$(90)	$3,438	$(90)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2010 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2010, the Company redeemed an available-for-sale security in the amount of $1,500,000 and realized a loss of $27,800 on the transaction which is included in the determination of net income for the period.  During the six and three months ended October 31, 2009, the Company did not sell or redeem any available-for-sale securities.  Accordingly, there were no realized gains or losses included in the determination of net income for that period.

10 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income debt securities, which include corporate and government agency debt securities classified as available-for-sale at October 31, 2010 are as follows, at cost (in thousands):

Current	$1,000
Due after one year through five years	7,066
Due after five years through ten years	2,500
$10,566

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  All of the Company’s investments in marketable securities are Level 1 assets whereby fair value has been determined from quoted market prices.

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

NOTE J – INCOME TAXES

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a difference from a normally expected effective tax rate.  For the six and three months ended October 31, 2010, the deferred tax asset valuation allowance increased by approximately $100,000 to $8.2 million.  In future periods, the valuation allowance may be reduced if the Company’s current positive earnings are sufficient to offset past losses for purposes of predicting future utilization of deferred tax assets.

11 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE K – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2010, the Company made a contribution of 38,582 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

*********************

Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date.  By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

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

12 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Marketable Securities

Marketable securities consist of investments in common stocks, corporate debt securities and debt securities of U.S. government agencies which trade on public markets with current prices readily available (Level 1 securities in the fair value hierarchy).  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The market value of these investments may temporarily decline due to economic conditions, but the Company’s own financial strength enables it to wait for such securities to recover their value or to mature such that any interim unrealized losses are deemed to be temporary.  The Company recognizes gains or losses when securities are sold using the specific identification method.

13 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2011 and 2010 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2010	2009	2010	2009
Revenues
FEI-NY	61.5%	58.8%	60.1%	61.0%
Gillam-FEI	21.1	20.9	17.8	21.9
FEI-Zyfer	22.9	28.6	25.2	22.6
Less intersegment revenues	(5.5)	(8.3)	(3.1)	(5.5)
	100.0	100.0	100.0	100.0
Cost of revenues	61.3	63.5	61.6	61.4
Gross Margin	38.7	36.5	38.4	38.6
Selling and administrative expenses	22.5	22.4	22.1	24.4
Research and development expenses	9.7	10.3	9.8	12.1
Operating Profit	6.5	3.8	6.5	2.1
Other income (expense), net	0.2	(1.6)	(0.1)	(3.2)
Pretax Income (Loss)	6.7	2.2	6.4	(1.1)
Provision for income taxes	3.3	-	3.8	-
Net Income (Loss)	3.4%	2.2%	2.6%	(1.1)%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2010	2009	Change		2010	2009	Change
FEI-NY	$15.2	$14.0	$1.2	8%	$7.5	$6.9	$0.6	8%
Gillam-FEI	5.2	5.0	0.2	5%	2.2	2.5	(0.3)	(11)%
FEI-Zyfer	5.6	6.8	(1.2)	(17)%	3.2	2.6	0.6	22%
Intersegment revenues	(1.4)	(2.0)	0.6		(0.4)	(0.6)	0.2
	$24.6	$23.8	$0.8	3%	$12.5	$11.4	$1.1	10%

The increase in revenues for the six and three month periods ended October 31, 2010 compared to the same periods of fiscal year 2010, was the result of increases in revenues from both U.S. Government/DOD satellite and non-satellite programs partially offset by continuing declines in revenue from wireless infrastructure products recorded in the FEI-NY and FEI-Zyfer segments.  Revenues from wireline telecommunications products which are sold by both Gillam-FEI and FEI-Zyfer, were relatively flat in fiscal year 2011 compared to the same periods of fiscal year 2010.  Revenues from satellite payload programs which are recorded in the FEI-NY segment, account for one-third of the Company’s revenues with U.S. Government space programs increasing over 15% year-over-year.  These increases were partially offset by continued low levels of activity in commercial satellite space programs.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, also increased over 15% year-over-year and accounted for approximately 30% of consolidated revenue in the fiscal year 2011 periods compared to approximately 25% in the fiscal year 2010 periods.  During the remainder of fiscal year 2011, the Company expects to book additional new satellite payload business for both U.S. Government and commercial applications and to realize increased revenues from that market area.  Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

14 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin
	Six months				Three months
	Periods ended October 31,
	2010	2009	Change		2010	2009	Change
	$9,550	$8,695	$855	10%	$4,804	$4,394	$410	9%
GM Rate	38.7%	36.5%			38.4%	38.6%

The improvement in gross margins and gross margin rates for the six and three months ended October 31, 2010 compared to the same period a year ago reflect the benefits of the efficiency improvements which were implemented in the prior year and the different mix of programs on which the Company is working in the fiscal year 2011 periods.  Of the Company’s three segments, the FEI-NY segment experienced the greatest gross margin rate improvement.  The gross margin rate recorded in the fiscal year 2011 period approaches the Company’s targeted rate.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2011 will be comparable to the current periods and will show an improvement over the prior fiscal year.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2010	2009	Change		2010	2009	Change
$5,560	$5,340	$220	4%	$2,765	$2,773	$(8)	(0)%

For the six and three months ended October 31, 2010, selling and administrative expenses were 23% and 22%, respectively, of consolidated revenues.  This is compared to 22% and 24%, respectively, for the same periods of fiscal year 2010.  Although the Company’s target for such expenses is not to exceed 20% of revenues, since many of the costs are relatively fixed, revenues at the current level result in a higher ratio of expenses to revenues.  The increase in expenses for the six months ended October 31, 2010 compared to the same period of fiscal year 2010 is due primarily to increased deferred and incentive compensation expenses resulting from greater profitability and partially offset by a decrease in professional fee expenses.  In subsequent quarters of fiscal year 2011, the Company expects selling and administrative expenses to be incurred at approximately the same rate in both dollars and as a percentage of revenues.

Research and development expense

Six months				Three months
Periods ended October 31,
2010	2009	Change		2010	2009	Change
$2,389	$2,454	$(65)	(3)%	$1,227	$1,379	$(152)	(11)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the six and three-month periods ended October 31, 2010 was 10% of revenues, respectively, compared to 10% and 12% of revenues for the same periods of fiscal year 2010, respectively.  R&D spending in fiscal year 2011 continued the development of new satellite payload products, including new C and Ku band beacon/telemetry transceivers, a new family of frequency generators and converters, and new product introductions and improvements in the technology of the Company’s GPS-based wireless products and wireline synchronization equipment.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the remainder of fiscal year 2011, the Company anticipates that internal research and development spending will be approximately 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

15 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating Profit
Six months				Three months
Periods ended October 31,
2010	2009	Change		2010	2009	Change
$1,601	$901	$700	78%	$812	$242	$570	236%

Improved gross margins in the fiscal year 2011 periods enabled the Company to record increased operating profits for the six and three-month periods ended October 31, 2010, compared to the same periods of fiscal year 2010.  The Company anticipates that at the current level of business and having implemented certain cost saving measures, that it can sustain operating profits at this level.  As the Company gains additional business through increased bookings on its current product lines and expands its product offerings through research and development efforts, operating profit is expected to further improve.  The Company anticipates that it will generate an operating profit for the full fiscal year 2011.

Other income (expense)
	Six months				Three months
	Periods ended October 31,
	2010	2009	Change		2010		2009		Change
Investment income	$179	$253	$(74)	(29)%		$99		$125	$	(26)	(21)%
Equity income (loss)	28	(195)	223	114%		(1)		(145)		144	99%
Impairment charge	-	(200)	200	NM		-		(200)		200	NM
Interest expense	(64)	(78)	14	18%		(29)		(34)		5	15%
Other expense, net	(89)	(156)	67	43%		(83)		(117)		34	29%
	$54	$(376)	$430	114%	$	(14)	$	(371)		$357	96%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.  During the six months ended October 31, 2010, the Company redeemed a marketable security which resulted in a realized loss of approximately $28,000.  No gains or losses on marketable securities were recorded during the same periods of fiscal year 2010.

Equity income (loss) in the fiscal year 2011 and 2010 periods represent the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest.  In addition, during the three month period ended October 31, 2009, the Company measured the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results and determined that its investment was impaired.  Consequently, the Company recorded an impairment charge in the amount of $200,000 in addition to its equity share in Elcom’s quarterly results.

The decrease in interest expense for the six and three months ended October 31, 2010 compared to the same periods of fiscal year 2010 is due to lower levels of credit and lease obligations in the fiscal year 2011 periods.

Other expenses in the fiscal year 2011 periods consisted primarily of charges on certain financial instruments and foreign currency exchange losses at the Company’s overseas subsidiaries.  In the same six and three-month periods ended October 31, 2009 the Company also recorded certain royalty expenses which have not been incurred during fiscal year 2011 to-date.

Income Tax Provision

Six months				Three months
Periods ended October 31,
2010	2009	Change		2010	2009	Change
$820	-	$820	NM	$470	-	$470	NM

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a difference from a normally expected effective tax rate.  For the six and three months ended October 31, 2010, the deferred tax asset valuation allowance increased by approximately $100,000 to $8.2 million.  In future periods, the valuation allowance may be reduced if the Company’s current positive earnings are sufficient to offset past losses for purposes of predicting future utilization of deferred tax assets.

16 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

In the first half of fiscal year 2010, the Company expected to carryforward a portion of the tax loss incurred in the previous fiscal year.  Consequently, the Company did not expect to incur any current tax expense even though it recorded pretax income for both financial reporting and tax purposes.  Subsequent to the end of the Company’s second quarter, in November 2009, Congress changed the tax code enabling companies to carry back tax losses up to five years rather than two years.  Consequently, the Company’s U.S. corporate tax return, filed in January 2010, claimed full benefit for the loss incurred in fiscal year 2009 and received a tax refund during fiscal year 2010.  In the second half of fiscal year 2010, the Company recorded an additional tax benefit due to the change in tax law but also recorded a tax provision on that year’s earnings since the prior year tax loss had been fully utilized.

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

Net Income (Loss)
Six months				Three months
Periods ended October 31,
2010	2009	Change		2010	2009	Change
$835	$525	$310	59%	$328	$(129)	$457	NM

Net income for the six and three months ended October 31, 2010 increased over the same periods of fiscal year 2010 as a result of improved gross margins and operating profits.  In addition, as discussed above, in the fiscal year 2010 periods, the Company recorded a $200,000 non-cash impairment charge against its investment in Elcom.  Such charges have not been incurred in fiscal year 2011 to date.  The Company expects to realize improved gross and operating margins throughout fiscal year 2011 and anticipates that it will report a profit for the full year.  However, comparisons of net income to the prior year will be inconsistent due to the change in tax law as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $56 million at October 31, 2010, compared to $53 million at April 30, 2010.  Included in working capital at October 31, 2010 is $19.0 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2010 is 8.2 to 1.

For the six months ended October 31, 2010, the Company used cash in operating activities in the amount of $1.8 million compared to $2.7 million provided by operations in the comparable fiscal year 2010 period.  The primary uses of cash in the fiscal year 2011 period were increased inventory and accounts receivable and payments of estimated income taxes.  During the six months ended October 31, 2010 and 2009, the Company incurred $2.0 million and $2.5 million, respectively, of non-cash charges to earnings and non-operating income or loss, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2011, the Company expects to generate positive cash flow from operating activities as it sells the inventory, collects the related receivables and bills and collects its unbilled revenue.

Net cash used in investing activities for the six months ended October 31, 2010, was $1.7 million  compared to a use of cash of $280,000 for the same period of fiscal year 2010.  In the fiscal year 2011 period, the Company redeemed a marketable security in the amount of $1.5 million and invested in additional marketable securities for $2.5 million.  In both fiscal years, the Company acquired property, plant and equipment in the amount of $694,000 and $280,000, respectively.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Property, plant and equipment purchases for all of fiscal year 2011 are expected to be less than $1.0 million.  Internally generated cash is adequate to acquire this level of property, plant and equipment.

17 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash used in financing activities for the six months ended October 31, 2010, was $120,000 compared to $1.2 million used during the comparable fiscal year 2010 period.  In both fiscal years, financing activity consisted of payments against the Company’s capital lease obligation.  In the six months ended October 31, 2009, the Company also paid down its line of credit with a financial institution.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2010, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of October 31, 2010, the Company's consolidated backlog amounted to approximately $31 million.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2010 is approximately $5.5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

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

18 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2010, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Form 10-K for the year ended April 30, 2010, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at October 31, 2010, for the second quarter of fiscal year 2010, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2010, and therefore the weaknesses previously identified by management continued to exist at October 31, 2010.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2010	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer
and Treasurer

20 of 20