Form 10-Q
period 2011-01-31
FREQUENCY ELECTRONICS INC
filed 2011-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2011

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

Registrant’s telephone number, including area code: 516-794-4500

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of March 10, 2011 – 8,275,440

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - January 31, 2011 and April 30, 2010	3

Condensed Consolidated Statements of Operations Nine Months Ended January 31, 2011 and 2010	4

Condensed Consolidated Statements of Operations Three Months Ended January 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended January 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis ofFinancial Condition and Results of Operations	12-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 - Controls and Procedures	19

Part II. Other Information:

Item 6 - Exhibits	20

Signatures	21

Exhibits

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2011	April 30, 2010
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$8,411	$9,954
Marketable securities	13,619	10,418
Accounts receivable, net of allowance for doubtful accounts of $258 at January 31, 2011 and $266 at April 30, 2010	8,598	10,504
Costs and estimated earnings in excess of billings, net	2,332	1,667
Inventories, net	28,475	26,975
Prepaid income taxes	440	-
Prepaid expenses and other	869	1,122
Total current assets	62,744	60,640
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,728	7,015
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,313	8,917
Investment in and loans receivable from affiliates	3,833	3,813
Other assets	817	817
Total assets	$83,653	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term credit and lease obligations	$258	$246
Accounts payable - trade	1,223	1,720
Income taxes payable	-	295
Accrued liabilities	5,405	5,047
Total current liabilities	6,886	7,308
Lease obligation- noncurrent	248	441
Deferred compensation	9,771	9,624
Deferred rent and other liabilities	684	664
Total liabilities	17,589	18,037
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value	9,164	9,164
Additional paid-in capital	49,692	49,580
Retained earnings	6,615	5,271
	65,471	64,015
Common stock reacquired and held in treasury -at cost (892,250 shares at January 31, 2011 and 946,172 shares at April 30, 2010)	(4,104)	(4,651)
Accumulated other comprehensive income	4,697	4,019
Total stockholders’ equity	66,064	63,383
Total liabilities and stockholders’ equity	$83,653	$81,420

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine Months Ended January 31,
(Unaudited)

	2011	2010
	(In thousands except per share data)
Revenues	$37,287	$36,360
Cost of revenues	22,888	23,243
Gross margin	14,399	13,117
Selling and administrative expenses	8,380	7,948
Research and development expense	3,622	3,954
Operating income	2,397	1,215
Other income (expense):
Investment income	269	400
Equity income (loss)	21	(151)
Impairment of investment in affiliate	-	(550)
Interest expense	(91)	(103)
Other expense, net	(92)	(207)
Income before provision (benefit) for income taxes	2,504	604
Provision (benefit) for income taxes	1,160	(1,970)
Net income	$1,344	$2,574
Net income per common share
Basic	$0.16	$0.31
Diluted	$0.16	$0.31
Weighted average shares outstanding
Basic	8,249,225	8,176,638
Diluted	8,325,665	8,197,367

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended January 31,
(Unaudited)

	2011	2010
	(In thousands except per share data)
Revenues	$12,635	$12,524
Cost of revenues	7,786	8,102
Gross margin	4,849	4,422
Selling and administrative expenses	2,820	2,608
Research and development expense	1,233	1,500
Operating income	796	314
Other income (expense):
Investment income	89	147
Equity (loss) income	(7)	44
Impairment of investment in affiliate	-	(350)
Interest expense	(27)	(25)
Other expense, net	(3)	(51)
Income before provision (benefit) for income taxes	848	79
Provision (benefit) for income taxes	340	(1,970)
Net income	$508	$2,049
Net income per common share
Basic	$0.06	$0.25
Diluted	$0.06	$0.25
Weighted average shares outstanding
Basic	8,262,713	8,184,627
Diluted	8,372,187	8,222,574

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,344	$2,574
Non-cash charges to earnings, net	2,997	3,844
Net changes in operating assets and liabilities	(2,317)	(3,293)
Net cash provided by operating activities	2,024	3,125
Cash flows from investing activities:
Proceeds from sale of marketable securities	3,000	500
Purchase of marketable securities	(6,147)	-
Receipt of loan payment from affiliate	-	220
Purchase of fixed assets	(1,114)	(517)
Net cash (used in) provided by investing activities	(4,261)	203
Cash flows from financing activities:
Debt payments	(181)	(1,314)
Exercise of stock options	15	-
Net cash used in financing activities	(166)	(1,314)
Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(2,403)	2,014
Effect of exchange rate changes on cash and cash equivalents	860	(421)
Net (decrease) increase in cash and cash equivalents	(1,543)	1,593
Cash and cash equivalents at beginning of period	9,954	4,911
Cash and cash equivalents at end of period	$8,411	$6,504
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$201	$103
Income Taxes	$1,899	-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2011 and the results of its operations and cash flows for the nine and three months ended January 31, 2011 and 2010.  The April 30, 2010 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
Basic EPS Shares outstanding (weighted average)	8,249,225	8,176,638	8,262,713	8,184,627
Effect of Dilutive Securities	76,440	20,729	109,474	37,947
Diluted EPS Shares outstanding	8,325,665	8,197,367	8,372,187	8,222,574

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

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
Outstanding Options and SARS excluded	900,775	1,347,775	900,775	1,066,775

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2011 and April 30, 2010, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2010	April 30, 2010
	(In thousands)
Costs and estimated earnings in excess of billings	$3,551	$2,917
Billings in excess of costs and estimated earnings	(1,219)	(1,250)
Net asset	$2,332	$1,667

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2011, revenue recognized under percentage of completion contracts was approximately $15.4 million and $4.9 million, respectively.  For the nine and three months ended January 31, 2010, such revenue was approximately $14.4 million and $4.7 million, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – INVENTORIES

Inventories, which are reported at the lower of cost or market at January 31, 2011 and April 30, 2010, respectively, consist of the following:

	January 31, 2011	April 30, 2010
	(In thousands)
Raw Materials and Component Parts	$12,627	$13,192
Work in Progress	12,990	11,039
Finished Goods	2,858	2,744
	$28,475	$26,975

As of January 31, 2011 and April 30, 2010, approximately $19.0 million and $18.2 million, respectively, of total inventory is located in the United States, approximately $8.7 million and $7.9 million, respectively, is located in Belgium and $800,000 and $900,000, respectively, is located in China.

NOTE E – COMPREHENSIVE INCOME

For the nine and three months ended January 31, 2011 and 2010, comprehensive income (loss) is composed of (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
Net income	$1,344	$2,574	$508	$2,049
Foreign currency translation adjustment	558	596	(524)	(48)
Change in market value of marketable securities	120	600	(79)	(234)
Comprehensive income (loss)	$2,022	$3,770	$(95)	$1,767

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

(2)
Gillam-FEI – operates out of Belgium and France and primarily sells wireline synchronization and network management systems in non-U.S. markets.  All sales from Gillam-FEI to the United States are to other segments of the Company.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end- users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
Revenues:
FEI-NY	$23,080	$21,382	$7,913	$7,368
Gillam-FEI	8,790	8,812	3,586	3,837
FEI-Zyfer	7,819	8,742	2,162	1,914
less intersegment revenues	(2,402)	(2,576)	(1,026)	(595)
Consolidated revenues	$37,287	$36,360	$12,635	$12,524

Operating income (loss):
FEI-NY	$2,317	$885	$852	$261
Gillam-FEI	206	377	166	382
FEI-Zyfer	156	229	(135)	(256)
Corporate	(282)	(276)	(87)	(73)
Consolidated operating income	$2,397	$1,215	$796	$314

	January 31, 2011	April 30, 2010
Identifiable assets:
FEI-NY (approximately $3.6 million in China)	$35,697	$35,462
Gillam-FEI (all in Belgium or France)	19,665	19,594
FEI-Zyfer	6,745	7,413
less intersegment balances	(14,249)	(14,655)
Corporate	35,795	33,606
Consolidated identifiable assets	$83,653	$81,420

NOTE G – RELATED PARTY TRANSACTIONS

The Company has equity interests in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”), accounted for on the equity and cost basis, respectively.  During the nine and three month periods ended January 31, 2011 and 2010, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under two notes receivable.  The table below summarizes these transactions:

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
	(in thousands)
Purchases from:
Elcom	$317	$15	$3	$9
Morion	61	222	24	2
Sales to:
Elcom	$133	$1	$0	$1
Morion	250	76	50	11
Interest on Elcom note receivable	$68	$69	$21	$45

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  For the year ended April 30, 2010, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and recorded impairment charges in the amount $550,000 and $350,000 for the nine and three months ended January 31, 2010.  No impairment charges were recorded during the nine and three months ended January 31, 2011.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2011 and April 30, 2010 are as follows (in thousands):

	January 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,363	$268	$(26)	$10,605
Equity securities	2,774	270	(30)	3,014
	$13,137	$538	$(56)	$13,619

	April 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income debt securities	$9,606	$261	$(90)	$9,777
Equity securities	450	191	-	641
	$10,056	$452	$(90)	$10,418

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2011
Fixed Income Securities	$1,307	$(16)	$990	$(10)	$2,297	$(26)
Equity Securities	803	(30)	-	-	803	(30)
	$2,110	$(46)	$990	$(10)	$3,100	$(56)
April 30, 2010
Fixed income debt securities	$-	$-	$3,438	$(90)	$3,438	$(90)
Equity securities	-	-	-	-	-	-
	$-	$-	$3,438	$(90)	$3,438	$(90)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2011 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine and three months ended January 31, 2011 the Company redeemed available-for-sale securities in the amounts of $3,000,000 and $1,500,000, respectively, and realized losses of $47,600 and  $19,800, respectively, which amounts are included in the determination of net income for those periods.    During the nine and three months ended January 31, 2010, the Company redeemed an available-for-sale security in the amount of $500,000 and realized a loss of $7,000 which amount is included in the determination of net income for those periods of fiscal year 2010.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income securities classified as available-for-sale at January 31, 2011 are as follows, at cost (in thousands):

Current	$1,000
Due after one year through five years	6,540
Due after five years through ten years	2,823
$10,363

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE J – INCOME TAXES

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a difference from a normally expected effective tax rate.  For the nine months ended January 31, 2011, the deferred tax asset valuation allowance increased by approximately $400,000 to $8.5 million.  In future periods, the valuation allowance may be reduced if the Company’s current positive earnings are sufficient to offset past losses for purposes of predicting future utilization of deferred tax assets.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE K – TREASURY STOCK TRANSACTIONS

During the nine month period ended January 31, 2011, the Company made a contribution of 50,172 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the quarter ended January 31, 2011, 3,750 shares were issued from treasury upon the completion of a restricted stock transaction.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2011 and 2010 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2011	2010	2011	2010
Revenues
FEI-NY	61.9%	58.8%	62.6%	58.8%
Gillam-FEI	23.6	24.2	28.4	30.6
FEI-Zyfer	21.0	24.0	17.1	15.3
Less intersegment revenues	(6.5)	(7.0)	(8.1)	(4.7)
	100.0	100.0	100.0	100.0
Cost of revenues	61.4	63.9	61.6	64.7
Gross Margin	38.6	36.1	38.4	35.3
Selling and administrative expenses	22.5	21.9	22.3	20.8
Research and development expenses	9.7	10.9	9.8	12.0
Operating Income	6.4	3.3	6.3	2.5
Other income (expense), net	0.3	(1.6)	0.4	(1.9)
Pretax Income	6.7	1.7	6.7	0.6
Provision (benefit) for income taxes	3.1	(5.4)	2.7	(15.7)
Net Income	3.6%	7.1%	4.0%	16.3%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues	(in millions)
	Nine months				Three months
	Periods ended January 31,
Segment	2011	2010	Change		2011	2010	Change
FEI-NY	$23.1	$21.4	$1.7	8%	$7.9	$7.4	$0.5	7%
Gillam-FEI	8.8	8.8	0.0	0%	3.5	3.8	(0.3)	(7%)
FEI-Zyfer	7.8	8.7	(0.9)	(11%)	2.2	1.9	0.3	13%
Intersegment revenues	(2.4)	(2.6)	0.2		(1.0)	(0.6)	(0.4)
	$37.3	$36.3	$1.0	3%	$12.6	$12.5	$0.1	1%

The increase in revenues for the nine months ended January 31, 2011 compared to the same period of fiscal year 2010, was the result of increased revenue from both U.S. Government/DOD satellite and non-satellite programs partially offset by continuing declines in revenue from wireless infrastructure products recorded in the FEI-NY and FEI-Zyfer segments.  Revenues for the three month periods ended January 31, 2011 and 2010, were approximately the same but network infrastructure revenues increased substantially due to increased sales to certain wireless infrastructure OEM’s.  Revenues from satellite payload programs, which are recorded in the FEI-NY segment, account for one-third of the Company’s revenues with U.S. Government space programs increasing 10% year-over-year.  However, for the third quarter ended January 31, 2011, the Company recognized less satellite payload revenue than it did in the prior year period.  This decrease is primarily attributable to program funding limitations on certain U.S. Government programs.  The Company recognizes revenue only to the amounts funded even though it has firm contracts for higher amounts.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased approximately 10% year-over-year for the nine months ended January 31, 2011 but decreased by 7% in the third quarter of fiscal year 2011 due to delays in booking new U.S. Government business in FEI-Zyfer.  Based on recent new contract awards and anticipated new bookings for both U.S. Government and commercial space applications, the Company expects to realize increased revenues from the satellite payload market area.  While the U.S. Government budget process could have a near- term impact on the Company’s revenues, the Company’s long term view is that this market area will create substantial revenue growth.  Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin
	Nine months				Three months
	Periods ended January 31,
	2011	2010	Change		2011	2010	Change
	$14,399	$13,117	$1,282	10%	$4,849	$4,422	$427	10%
GM Rate	38.6%	36.1%			38.4%	35.3%

The improvement in gross margins and gross margin rates for the nine and three months ended January 31, 2011 compared to the same periods a year ago reflect the benefits of the efficiency improvements which were implemented in the prior year and the different mix of programs on which the Company is working in the fiscal year 2011 periods.  Of the Company’s three segments, the FEI-NY segment experienced the greatest gross margin rate improvement.  The gross margin rate recorded in the fiscal year 2011 periods approach the Company’s targeted rate.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2011 will be comparable to the current periods and will show an improvement over the prior fiscal year.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2011	2010	Change		2011	2010	Change
$8,380	$7,948	$432	5%	$2,820	$2,608	$212	8%

For the nine and three months ended January 31, 2011, selling and administrative expenses were 22% of consolidated revenues.  This is compared to 22% and 21%, respectively, for the same periods of fiscal year 2010.  The increase in expenses for the nine and three months ended January 31, 2011 compared to the same periods of fiscal year 2010 is due primarily to increased deferred and incentive compensation expenses resulting from greater profitability and partially offset by a decrease in professional fee expenses.  In the final quarter of fiscal year 2011, the Company expects selling and administrative expenses to be incurred at approximately the same rate in both dollars and as a percentage of revenues.

Research and development expense

Nine months				Three months
Periods ended January 31,
2011	2010	Change		2011	2010	Change
$3,622	$3,954	$(332)	(8%)	$1,233	$1,500	$(267)	(18%)

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the nine and three month periods ended January 31, 2011 was 10% of revenues, respectively, compared to 11% and 12% of revenues for the same periods of fiscal year 2010, respectively.  R&D spending in fiscal year 2011 continued the development of new satellite payload products, a new family of frequency generators and converters, and new product introductions and improvements in the technology of the Company’s GPS-based wireless products and wireline synchronization equipment.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the last quarter of fiscal year 2011, the Company anticipates that internal research and development spending will be approximately 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating Income

Nine months				Three months
Periods ended January 31,
2011	2010	Change		2011	2010	Change
$2,397	$1,215	$1,182	97%	$796	$314	$482	154%

Improved gross margins in the fiscal year 2011 periods enabled the Company to record increased operating profits for the nine and three month periods ended January 31, 2011, compared to the same periods of fiscal year 2010.  The Company anticipates that at the current level of business and having implemented certain cost saving measures, it can sustain operating profits at this level.  As the Company gains additional business through increased bookings on its current product lines and expands its product offerings through research and development efforts, operating income is expected to further improve.  The Company anticipates that it will generate operating income for the full fiscal year 2011.

Other income (expense)

	Nine months					Three months
	Periods ended January 31,
	2011	2010		Change		2011	2010	Change
Investment income	$269		$400	$(131)	(33%)	$89	$147	$	(58)	(39%)
Equity income (loss)	21		(151)	172	NM	(7)	44		(51)	(116%)
Impairment charge	0		(550)	550	NM	0	(350)		350	NM
Interest expense	(91)		(103)	12	12%	(27)	(25)		(2)	(8%)
Other expense, net	(92)		(207)	115	56%	(3)	(51)		48	94%
	$107	$	(611)	$718	NM	$52	$(235)		$287	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.  In the current low interest rate environment, earnings on fixed income securities have been significantly reduced.  During the nine and three months ended January 31, 2011, the Company redeemed marketable securities which resulted in realized losses of approximately $48,000 and $20,000, respectively.  In the same periods of fiscal year 2010, the Company had a realized loss of $7,000.

Equity income (loss) in the fiscal year 2011 and 2010 periods represent the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest.  In addition, during the nine and three month periods ended January 31, 2010, the Company measured the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results and determined that its investment was impaired.  Consequently, the Company recorded impairment charges in the amount of $550,000 and $350,000, respectively, in addition to its equity share in Elcom’s quarterly results.

The decrease in interest expense for the nine months ended January 31, 2011 compared to the same period of fiscal year 2010 is due to repayment of a line of credit during the second quarter of fiscal year 2010 and reduced lease obligations in the fiscal year 2011 periods.

Other expenses in the fiscal year 2011 periods consisted primarily of charges on certain financial instruments and foreign currency exchange losses at the Company’s overseas subsidiaries.  In the same nine and three month periods ended January 31, 2010 the Company also recorded certain royalty expenses which have not been incurred during fiscal year 2011 to-date.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Income Tax Provision (Benefit)

Nine months				Three months
Periods ended January 31,
2011	2010	Change		2011	2010	Change
$1,160	$(1,970)	$3,130	NM	$340	$(1,970)	$2,310	NM

The Company has established a valuation allowance against all the deferred tax assets of its domestic and foreign subsidiaries.  Because of the full valuation allowance, the provision for income taxes consists solely of taxes currently due to taxing authorities in the United States.  Any tax provision or benefit realized from temporary tax differences is offset by increases or decreases in the valuation allowance thus creating a difference from a normally expected effective tax rate.  For the nine and three months ended January 31, 2011, the deferred tax asset valuation allowance increased by approximately $400,000 to $8.5 million.  In future periods, the valuation allowance may be reduced if the Company’s current positive earnings are sufficient to offset past losses for purposes of predicting future utilization of deferred tax assets.

In the first half of fiscal year 2010, the Company expected to carryforward a portion of the tax loss incurred in the previous fiscal year.  Consequently, the Company did not expect to incur any current tax expense even though it recorded pretax income for both financial reporting and tax purposes.  During the Company’s third quarter, in November 2009, Congress changed the tax code enabling companies to carry back tax losses up to five years rather than two years.  Consequently, the Company’s U.S. corporate tax return, filed in January 2010, claimed full benefit for the loss incurred in fiscal year 2009 and received a tax refund during fiscal year 2010.  In the second half of fiscal year 2010, the Company recorded an additional tax benefit due to the change in tax law but also recorded a tax provision on that year’s earnings since the prior year tax loss had been fully utilized.

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

Net Income

Nine months				Three months
Periods ended January 31,
2011	2010	Change		2011	2010	Change
$1,344	$2,574	$(1,230)	(48%)	$508	$2,049	$(1,541)	(75%)

Net income for the nine and three months ended January 31, 2011 decreased from that reported in the same periods of fiscal year 2010 solely as a result of the large income tax benefit recorded during the third quarter of fiscal year 2010. (See above.)  Fiscal year 2011 pretax income improved significantly due to higher gross margins and improved operating profits.  In addition, as discussed above, in the fiscal year 2010 periods, the Company recorded non-cash impairment charge against its investment in Elcom in the amount of $550,000 and $350,000, respectively.  Such charges have not been incurred in fiscal year 2011 to date.  The Company expects to realize improved gross and operating margins in the fourth quarter of fiscal year 2011 and anticipates that it will report a profit for the full year.  However, comparisons of net income to the prior year will be inconsistent due to the change in tax law as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $56 million at January 31, 2011, compared to working capital of $53 million at April 30, 2010.  Included in working capital at January 31, 2011 is $22.0 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2011 is 9.1 to 1.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the nine months ended January 31, 2011, the Company had positive cash flow from operating activities of $2.0 million compared to $3.1 million provided by operations in the comparable fiscal year 2010 period.  The primary sources of cash in the fiscal year 2011 period were profitable operations and the collection of accounts receivable offset by increases in inventory.  During the fiscal year 2011 period, the Company incurred approximately $3.0 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  These non-cash expenses are compared to $3.8 million of similar expenses in the prior year.  For the balance of fiscal year 2011, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the nine months ended January 31, 2011, was $4.3 million compared to $203,000 provided by such activity for the same period of fiscal year 2010.  During the fiscal year 2011 period, marketable securities were redeemed in the amount of $3.0 million compared to $500,000 in such redemptions during the fiscal year 2010 period.  During fiscal year 2011, the Company acquired additional marketable securities in the amount of $6.1 million compared to no additional marketable security acquisitions during fiscal year 2010.  In fiscal 2010, the Company received $220,000 on repayment of a note from an affiliate.  These cash inflows were offset by the acquisition of capital equipment in the amount of $1.1 million in fiscal year 2011 and $517,000 in fiscal year 2010.  The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities.  Capital equipment purchases for all of fiscal year 2011 are expected to be less than $2.0 million.  Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the nine months ended January 31, 2011, was $166,000 compared to $1.3 million during the comparable fiscal year 2010 period.  The fiscal year 2011 activity consisted of payments against the Company’s capital lease obligation partially offset by cash received upon completion of a restricted stock transaction.  During fiscal year 2010, the Company paid down its line of credit with a financial institution and made regular payments against its capital lease obligation.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2011, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2011, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of January 31, 2011, the Company's consolidated backlog is approximately $41 million.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2011 is approximately $5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of January 31, 2011, was in excess of $11 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

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

--------------------------------

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2011, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Form 10-K for the year ended April 30, 2010, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at January 31, 2011, for the third quarter of fiscal year 2011, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2010, and therefore the weaknesses previously identified by management continued to exist at January 31, 2011.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 6 – Exhibits

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

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: March 17, 2011	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer Signing on behalf of the registrant and as principal financial officer