Form 10-K
period 2011-04-30
FREQUENCY ELECTRONICS INC
filed 2011-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2010 - $38,200,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2011 – 8,310,129

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about October 11, 2011.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

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

MARKETS

The Company has identified the following major markets for its products and technology:

Satellite Payloads

(1) Commercial communication satellites- The globe is encircled by multiple satellites used for communication, TV and video broadcasting, Internet access and data transmission.  These satellites go through replacement and augmentation cycles over a period of many years.

(2) Satellites for the U.S. Department of Defense (“DOD”), National Aeronautics and Space Administrations (“NASA”) and other government agencies- Such satellites, which may be in geostationary, mid- and low-earth orbits, are used for secure communications, surveillance, guidance, global positioning (GPS) and weather tracking in addition to scientific missions and deep space exploration.

The Company offers its satellite payload customers a full range of space-qualified precision oscillators, frequency generation subsystems and DC-DC power converters.

U.S. Government & DOD (non-space)

(3) U.S. Government applications- In addition to satellites, the U.S. Government is in need of ever more secure communication capabilities and is developing secure radios for all branches of the military.  The military is also increasing its use of unmanned aerial vehicles (UAVs) and improving the accuracy of the radar and guidance systems on all moving platforms.  The Company has expanded its role as a leading supplier of ruggedized precision oscillators and timing systems that significantly improve the performance of communication and targeting systems.

Network Infrastructure

(4) Wireless communications- Cellular telephone infrastructure requires precise signal synchronization.  In the architecture of many cellular systems, this synchronization is obtained through oscillators provided by the Company.  As more services are added and more users come online, the need for synchronization is increased to maintain quality of service.

(5) WiMAX/LTE- Nascent Internet access technologies are part of new wireless communications alternatives.  The consortium of Motorola, Intel and Sprint, for example, are currently building WiMax networks in select cities in the United States as well as in other countries.  For some mobile WiMax or LTE (“Long Term Evolution”) networks, precise signal synchronization is provided by Frequency’s oscillators.

(6) Wireline synchronization- World-wide, a vast infrastructure supports the wired communications networks.  These networks also require significant synchronization equipment which is housed in thousands of Central Offices operated by telephone companies.  These equipments require upgrade and replacement to maintain the integrity of the wireline networks and inter-connectivity.  The Company provides scalable synchronization equipment to telecommunications companies world-wide.

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

3.
FEI-Zyfer - Precision time and frequency generation and synchronization products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”), which was acquired in fiscal year 2004.  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions.  FEI-Zyfer also provides sales and support in the United States for the Company’s wireline telecommunications family of products including the next generation carrier network synchronization product line, US5G.

In addition to the operating segments, the Company has made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators, many of which are based on the Company’s design and development work.  The Morion investment is accounted for under the cost method. (See Note 9 to the Consolidated Financial Statements)

In December 2006, the Company acquired a 25% interest (20% on a fully-diluted basis) in Elcom Technologies, Inc. (“Elcom”), a domestic U.S., privately-held RF microwave company.  Elcom designs and manufactures high switching speed, low phase noise microwave synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators up to 40 GHz.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  The Company accounts for its Elcom investment on the equity basis and the Company’s statement of operations includes its proportionate share of Elcom’s operating results. (See Note 11 to the Consolidated Financial Statements)

FISCAL 2011 SIGNIFICANT MATTERS

Reduction of Deferred Tax Asset Valuation Allowance

During the fourth quarter of fiscal year 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.6 million.  This recognition was the result of a review of all available evidence as required by generally accepted accounting principles in the U.S., including the negative evidence of cumulative losses in prior years which required the recording of a substantial valuation allowance in fiscal year 2009.  Management of the Company considered the profitable performance for fiscal years 2011 and 2010 as well as substantial new contract awards which have increased the Company’s long-term backlog to its highest level over the previous 20-year period.  Such contracts will enable the Company to continue to generate operating profits in fiscal year 2012 and beyond.  Management believes these factors overcome the prior years’ cumulative loss position.   Based on this assessment, the Company’s management believes it is more likely than not that it will be able to realize the tax benefits from the future deductibility of many items included in its deferred tax assets.  Accordingly, the Company reduced by $3.6 million the previous $8.1 million valuation allowance that had been established in prior periods.  The amount of the non-cash valuation allowance reduction was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the period over which the Company believes deferred tax assets will be realized.

REPORTABLE SEGMENTS AND PRODUCTS

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

The products for the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense programs and to wireless communications networks.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for wireline and network synchronization.  Its products are currently sold to non-U.S. customers and its US5G product line has recently been introduced to the domestic U.S. market through the Company’s FEI-Zyfer segment which provides sales and support for the US5G family of products.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with other FEI segments on joint product development activities.

During fiscal years 2011 and 2010 approximately 62% and 59%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 25% and 26% of consolidated revenues for fiscal years 2011 and 2010, respectively.  In fiscal years 2011 and 2010, sales for the FEI-Zyfer segment were 20% and 23% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the United States.  During fiscal years 2011 and 2010, foreign sales comprised 28% and 25%, respectively, of consolidated revenues.  Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found in ground-based communication stations, on-board satellites and imbedded in moving platforms operated by the U.S. military.  The Company has made a substantial investment in research and development to apply its core technologies to satellite payloads, non-space Department of Defense programs and network infrastructure markets.  Revenues for this segment have varied considerably over the past ten fiscal years, based on infrastructure spending patterns by wireless telecommunication companies and demand for new satellites.  Over this ten-year time frame, the Company initially experienced accelerated growth in wireless infrastructure revenues followed by a “telecom trough” in fiscal years 2002 and 2003.  Accelerated growth began again in late fiscal year 2004 and continued through early fiscal year 2005, to be followed by another slow down into the first two quarters of fiscal year 2006.  Beginning in the latter portion of fiscal year 2006, revenues from satellite payloads, both for commercial and U.S. Government applications and sales of ruggedized subsystems for moving platforms of the U.S. military, began to accelerate.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and U.S. Government/DOD mission-essential radios and UAVs.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master clocks (quartz, rubidium and cesium) and other significant timing and frequency generation products for many satellite communication systems, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT, MexSat, MSV, ICO, TerreStar, GlobalStar, Intelsat, Inmarsat and numerous others.

In the years ahead, the Company expects that the U.S. DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company participates - programs which are important to the success of the U.S. Government’s security, communication and intelligence needs.  The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems.  The Company has developed and patented a low g-sensitivity (gravity) oscillator which offers a 100-fold improvement in accuracy for certain guidance and targeting systems.  The Company has demonstrated the functionality of its oscillators on over a dozen U.S. Government platforms and anticipates that many of these programs will be a source of substantial future revenue.  Products are built in accordance with DOD standards and are in use on many of the United States’ most sophisticated military aircraft, satellites and missiles.

The U.S. Congress and the President are engaged in serious discussions over the country’s budget deficits and the potential exists for significant reductions in future expenditures by the Department of Defense.  However, as indicated above, many of the programs and platforms for which Frequency supplies products and systems, are important for maintaining secure communications world-wide, for obtaining vital intelligence and enabling precision targeting capabilities.  The future success of the mission of the U.S. military and intelligence gathering community is heavily dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.

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

Network Infrastructure

The development of new and enhanced technologies brings expanded and more reliable telecommunications and Internet services to the public.  As digital cellular systems and Personal Communication Systems (“PCS”) networks grow they require more base stations to meet the demand for better connectivity, higher data rates and dependable high quality for cell phone service.  Cellular infrastructure integrators and original equipment manufacturers, consisting of some of the world’s largest telecommunications companies, are building out existing networks even as they develop new technologies for future systems.

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

Over the past ten years, in conjunction with its European subsidiary, Gillam-FEI, the Company has developed state-of-the-art carrier network synchronization equipment identified as the US5G product line.  These products are intended to provide synchronization and timing references for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country.  Most of the equipment in these Central Offices is obsolete and in need of upgrade or replacement.  The Company completed the validation phase for the scalable US5G shelf in fiscal year 2008 at two of the Regional Bell Operating Companies (“RBOC”) and recorded meaningful sales of its US5G products in the United States during fiscal year 2009.  In fiscal year 2011, the Company completed the validation phase for a prime reference source and is presently completing the validation phase for a second synchronization product that is intended for smaller offices.  In fiscal years 2011 and 2010, sales of the US5G products increased by more than 50% over fiscal year 2009.  The Company expects to realize increasing sales of this product line and derivative products during fiscal year 2012.

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

BACKLOG

As of April 30, 2011, the Company's consolidated backlog amounted to approximately $71 million as compared to approximately $30 million at the beginning of the fiscal year.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Approximately 60% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2012.  Included in the backlog at April 30, 2011 is approximately $3.7 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2011, was approximately $4 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the United States, Europe and Asia.  Sales to non-U.S. end-users, including the revenues of its overseas subsidiaries, totaled approximately 28% and 25% of net revenues in fiscal years 2011 and 2010, respectively.

The Company's products are sold to both commercial and governmental customers.  For each of the years ended April 30, 2011 and 2010, approximately 54% of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2011, Northrop Grumman Corporation (“Northrop”) accounted for more than 10% of consolidated revenues and more than 20% of the FEI-NY segment’s sales.  In addition, Motorola Corporation, Lockheed Martin Corporation (“Lockheed”), Boeing Corporation and ITT each accounted for more than 10% of the FEI-NY segment’s sales and, together with Northrop, accounted for approximately 70% of that segments revenues.

During fiscal year 2010, Northrop and Lockheed each accounted for more than 10% of consolidated revenues and together aggregated approximately 25% of consolidated revenues and approximately 40% of the FEI-NY segment’s sales.

During fiscal years 2011 and 2010, Belgacom was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues each year.

During fiscal year 2011, AT&T and Spiral Solutions and Technologies were major customers of the FEI-Zyfer segment each accounting for more than 10% of that segment’s revenues.

For the year ended April 30, 2010, AT&T and the State of California each accounted for more than 10% of the FEI-Zyfer segment’s revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2011 and 2010, the Company expended $5.1 million and $5.3 million of its own funds, respectively, on such research and development activity.  (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  During fiscal years 2011 and 2010, many of the Company’s development resources were applied to certain cost-plus-fee satellite payload programs.  As a result, some of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  For fiscal year 2012, the Company is targeting to spend between $4.5 million and $5.5 million on internal research and development projects.  The actual amount spent in fiscal year 2012 will depend on market conditions and identification of new opportunities.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for new, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology.

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

EMPLOYEES

The Company employs approximately 350 full-time persons worldwide.  None of the U.S., European or Chinese employees is represented by labor unions.

OTHER ASPECTS

The Company's business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of extended summer holiday periods.  No unusual working capital requirements exist.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin	-	Chairman of the Board of Directors
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary
Steven Strang	-	President, FEI-Zyfer
Oleandro Mancini	-	Senior Vice President, Business Development
Leonard Martire	-	Vice President, Program Management
Thomas McClelland	-	Vice President, Advanced Development
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Alan Miller	-	Secretary/Treasurer and Chief Financial Officer
Robert Klomp	-	Assistant Secretary
None of the officers and directors is related.

Joseph P. Franklin, age 77, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 75, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 65, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Steven Strang, age 47, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 18 years in various technical and management positions.

Oleandro Mancini, age 62, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Leonard Martire, age 74, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.

Thomas McClelland, age 56, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 64, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 62, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  In May 2010, Mr. Miller was also named corporate Secretary.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Robert Klomp, age 67, Assistant Secretary, has been employed by the Company since 1989 as its Director of Human Resources.  Prior to joining the Company Mr. Klomp served as Director of Personnel at several technology companies including a division of GEC Marconi Company, Deutsch Relays, Inc. and Lafayette Radio Electronics.  Mr. Klomp was elected Assistant Secretary to the Company during fiscal year 2009.

Item 2.  Properties

The Company operates out of several facilities located around the world.  Each facility is used for manufacturing its products and for administrative activities.  The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease

Long Island, NY	93,000	Lease

Garden Grove, CA	27,850	Lease

Liege, Belgium	34,000	Own

Chalon Sur Saone, France	5,000	Lease

Tianjin, China	28,000	Lease

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of $27,021 and will increase each year over the remaining 76 months of the lease term.

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,700 through February 2012.  The facility is adequate for the near-term manufacturing expectations for the Company.

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

The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2011–
FIRST QUARTER	$5.69	$4.24
SECOND QUARTER	6.68	4.81
THIRD QUARTER	7.49	5.61
FOURTH QUARTER	11.41	6.70
2010 –
FIRST QUARTER	$4.33	$3.04
SECOND QUARTER	5.97	2.99
THIRD QUARTER	5.85	4.42
FOURTH QUARTER	5.70	4.75

As of July 22, 2011, the approximate number of holders of record of common stock was 420.  The closing share price of the Company’s stock on April 29, 2011 was $10.28.  The closing share price of the Company’s stock on July 22, 2011 was $11.03.

DIVIDEND POLICY

In 1997, the Company initiated a policy of paying a cash dividend to stockholders of record as of April 30 and October 31 of each year subject to prevailing financial conditions.  The Board of Directors determines dividend amounts prior to each declaration.  During 2008, in the context of extraordinary uncertainties in credit and capital markets and the importance of preserving capital, the Board decided not to pay a cash dividend.  The Board of Directors reviews the Company’s dividend policy at each regular meeting but has not since elected to resume paying a dividend.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2011 or 2010.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	1,441,025	$8.33	51,341

Equity Compensation Plans Not Approved by Security Holders (1)	30,000	$14.76	-
TOTAL	1,471,025	$8.46	51,341

(1)	The Company’s equity compensation plans are described in Note 12 of the consolidated financial statements.

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

Marketable Securities

All of the Company’s investments in marketable securities are Level 1 securities which trade on public markets and have current prices that are readily available.  In general, investments in fixed price securities are only in the commercial paper of financially sound corporations or the bonds of U.S. Government agencies.  Although the value of such investments may fluctuate significantly based on economic factors, the Company’s own financial strength enables it to wait for the securities to either recover their value or to mature such that any interim unrealized gains or losses are deemed to be temporary.

RESULTS OF OPERATIONS

Significant Matters:   Reduction of Deferred Tax Asset Valuation Allowance

During the fourth quarter of fiscal year 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.6 million.  This recognition was the result of a review of all available evidence as required by generally accepted accounting principles in the U.S., including the negative evidence of cumulative losses in prior years which required the recording of a substantial valuation allowance in fiscal year 2009.  Management of the Company considered the profitable performance for fiscal years 2011 and 2010 as well as substantial new contract awards which have increased the Company’s long-term backlog to its highest level over the previous 20-year period.  Such contracts will enable the Company to continue to generate operating profits in fiscal year 2012 and beyond.  Management believes these factors overcome the prior years’ cumulative loss position.   Based on this assessment, the Company’s management believes it is more likely than not that it will be able to realize the tax benefits from the future deductibility of many items included in its deferred tax assets.  Accordingly, the Company reduced by $3.6 million the previous $8.1 million valuation allowance that had been established in prior periods.  The amount of the non-cash valuation allowance reduction was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the period over which the Company believes deferred tax assets will be realized.

The table below sets forth for the fiscal years ended April 30, 2011 and 2010, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2011	2010
Revenues
FEI-NY	62.3%	59.1%
Gillam-FEI	24.7	26.5
FEI-Zyfer	20.2	23.1
Less intersegment revenues	(7.2)	(8.7)
	100.0	100.0
Cost of Revenues	62.5	64.1
Gross Margin	37.5	35.9
Selling and Administrative expenses	21.4	21.5
Research and Development expenses	9.5	10.8
Operating Profit	6.6	3.6
Other Income (Expenses), net	0.2	(1.1)
Benefit for Income Taxes	4.5	3.1
Net Income	11.3%	5.6%

Revenues
	Fiscal years ended April 30,
	(in millions)
			Change
	2011	2010	$	%
FEI-NY	$33.2	$29.2	$4.0	14%
Gillam-FEI	13.2	13.1	0.1	1%
FEI-Zyfer	10.7	11.4	(0.7)	(6)%
Intersegment sales	(3.9)	(4.3)	0.4
	$53.2	$49.4	$3.8	8%

The 8% increase in revenues for fiscal year 2011 compared to fiscal year 2010, is due primarily to growth in all business areas served by the FEI-NY segment: satellite payloads for both U.S. Government and commercial applications, U.S. Government/DOD non-space products and wireless telecommunications networks.  Revenue increases in the first two business areas were anticipated based on recently awarded contracts by satellite manufacturers for payload time and frequency systems and from U.S. Government contractors for low g-sensitivity products.  Certain telecommunication network infrastructure OEM’s unexpectedly increased their orders for components for use in wireless networks, including replacing systems destroyed by the recent earthquake and tsunami in Japan.  Revenues for the Gillam-FEI segment which are derived from wireline telecommunications networks and network management systems, were relatively flat year-over-year, while sales at FEI-Zyfer declined 6%.  The decrease in FEI-Zyfer’s sales volume reflects some of the impact from the current U.S. Government budgetary issues which are preventing certain DOD programs from obtaining funding and therefore may either delay the program or cause it to be canceled.

Revenues for fiscal year 2010 decreased by 6% compared to fiscal year 2009, as a result of lower revenues from sales of wireless infrastructure products and other commercial products recorded in the FEI-NY segment.  As discussed in prior years, future revenues for wireless telecommunications products are uncertain as OEMs slow installation of new network equipment or migrate to different technologies supporting shorter independent timing capabilities or reduced quality of service which do not require the precision timing devices that the Company supplies.  These lower revenues in fiscal year 2010 were partially offset by increased sales from the Company’s US5G productline for the U.S. domestic wireline market which are generated by the FEI-Zyfer segment.  Many of the US5G products are produced and sold by Gillam-FEI to FEI-Zyfer accounting for a significant element of intersegment sales.  Revenues from satellite payload programs were moderately lower in fiscal year 2010 compared to fiscal year 2009.  Revenues from U.S. Government space programs increased by 6% year-over-year but these increases were offset by continued low levels of activity in commercial satellite space programs.  Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased by more than 25% year-over-year and accounted for approximately 27% of consolidated revenue in fiscal year 2010 compared to 20% in fiscal year 2009.

Based on the Company’s current backlog and potential for additional new orders, the Company, expects fiscal year 2012 revenues from satellite payloads to increase substantially, growing to nearly half of consolidated revenues.  Revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are expected to remain at approximately the same levels as in fiscal year 2011.  Consolidated revenues for fiscal year 2012 are expected to increase significantly compared to fiscal year 2011 with the major portion of that increase occurring in the FEI-NY segment.

Gross Margin Rates

	Fiscal years ended April 30,
	(in thousands)
			Change
	2011	2010	$	%
	$19,969	$17,722	$2,247	13%
GM Rate	37.5%	35.9%

For each of the years ended April 30, 2011 and 2010, gross margin increased both in total and as a percentage of revenues as compared to the prior year.  The $2.2 million increase in gross margin for fiscal year 2011 is due to both increased revenue and an improved rate.  The 37.5% and 35.9% gross margin rates in fiscal years 2011 and 2010 approach the Company’s expected rate at current revenue levels.  During fiscal years 2011 and 2010, cost of sales includes inventory write downs of $1.4 million and $1.3 million, respectively, which reduced gross margin rates by 2.6% and 2.7%, respectively.  During fiscal year 2010, the Company reached an agreement with a wireless telecommunications network customer and received $650,000 representing a portion of the cost of certain unique inventory items that the customer no longer required and recorded this amount as a reduction to cost of goods sold during the period.  The fiscal year 2010 inventory write downs included the unique inventory items.  With the current mix of programs and orders in its backlog, the Company expects to realize gross margin rates in the upper 30% to low 40% range during fiscal year 2012.  As revenues increase in future periods, the Company expects to realize a higher gross margin as more of its fixed costs are covered.

Selling and Administrative expenses

Fiscal years ended April 30,
(in thousands)
		Change
2011	2010	$	%
$11,398	$10,621	$777	7%

In both fiscal years ended April 30, 2011 and 2010, selling and administrative costs were 21% of revenues.  The increase in expenses for fiscal year 2011 compared to fiscal year 2010 is due primarily to increased deferred and incentive compensation expenses resulting from greater profitability and partially offset by a decrease in professional fee expense.  Fiscal year 2010 expenses declined from fiscal year 2009 due to decreases in sales commissions and personnel costs including decreased employee benefits resulting from reductions in personnel that took place during the latter portion of fiscal year 2009.  Such decreases were partially offset by higher incentive compensation expense as a result of the Company’s improved profitability.  For the years ended April 30, 2011 and 2010, selling and administrative expenses include stock compensation expense of $186,100 and $235,700, respectively.

The Company targets selling and administrative expenses at 20% of consolidated sales.  For fiscal year 2012, with rising revenues, the Company expects to incur selling and administrative expenses at less than 20% of revenues.

Research and Development expenses

Fiscal years ended April 30,
(in thousands)
		Change
2011	2010	$	%
$5,081	$5,350	$(269)	(5)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending in fiscal years 2011 and 2010 was 9.5% and 10.8%, respectively, of consolidated revenue compared to the Company’s target of 10% of revenues.  R&D spending in fiscal year 2011 continued the development of new satellite payload products, a new family of frequency generators and converters, and new product introductions and improvements in the technology of the Company’s GPS-based wireless products and wireline synchronization equipment.

During the fiscal year ended April 30, 2010, R&D spending increased in comparison to fiscal year 2009.  This increase was the result of the Company’s added emphasis on the development of new space hardware including development of new C and Ku band beacon/telemetry transceivers and a new family of frequency generators and converters.

In both fiscal years 2011 and 2010, the Company continued to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.

The Company will continue to focus its research and development activities on those products which it expects will provide the best return on investment and greatest prospects for the future growth of the Company.  For fiscal year 2012, the Company will continue to make investments in improved satellite payload products from DC to Ka Band, develop and improve miniaturized rubidium atomic clocks, develop new GPS-based synchronization products and further enhance the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators.  The Company will also be engaged in development efforts that are funded by its customers, the results of which will enhance its own product offerings.  Thus, the Company’s target for fiscal year 2012 is to spend approximately 10% of revenues on research and development activities, although the actual level of spending is dependent on new opportunites and the rate at which it succeeds in bringing new products to market.  Internally generated cash and cash reserves will be adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30,
(in thousands)
		Change
2011	2010	$	%
$3,490	$1,751	$1,739	99%

Higher revenues, improved gross margin rates and operating expenses in line with expectations for fiscal year 2011 enabled the Company to record an operating profit nearly twice the operating profit recorded in fiscal year 2010.  On a segment basis, the operating profit of FEI-NY increased as a result of higher revenues and improved gross margin.  The operating profit at Gillam-FEI was impacted by both product mix and inventory writedowns which reduced gross margin, while FEI-Zyfer’s operating profit increased due primarily to lower research and development expenses.  The operating profit for the year ended April 30, 2010 resulted from substantially improved gross margin rates and lower operating expenses than experienced in fiscal year 2009.  In fiscal year 2009, the Company recorded an operating loss as a result of higher than anticipated engineering and manufacturing costs on certain satellite payload products and a significant write down of certain wireless telecommunications inventory.  Such expenses did not reoccur in the subsequent fiscal years.

Based on recently received new contracts for satellite payload programs and continuing new orders for U.S. Government/DOD non-space applications and wireline telecommunication products, the Company expects to continue to improve its gross margin while maintaining other operating expenses within their targeted amounts.  Thus, the Company expects to report higher operating profits in fiscal year 2012.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
			Change
	2011	2010	$	%
Investment income	$395	$470	$(75)	(16)%
Equity loss	(68)	(141)	73	52%
Impairment charge	-	(550)	550	NM
Interest expense	(118)	(121)	3	2%
Other (expense) income, net	(104)	(180)	76	42%
	$105	$(522)	$627	120%

Investment income includes interest and dividend income on marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.  In the current low interest rate environment, earnings on fixed income securities have been significantly reduced.  During fiscal years 2011 and 2010, investment income was reduced by approximately $48,000 and $45,000, respectively, as a result of losses upon the sale or redemption of certain marketable securities in its portfolio.  During fiscal year 2012, unless interest rates begin to increase, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2011.

The equity loss in fiscal years 2011 and 2010 represents the Company’s share of the income or loss recorded by Elcom in which the Company owns a 25% interest.  Also, during fiscal year 2010, based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results, the Company recorded impairment charges in the amount of $550,000 in addition to its equity share in Elcom’s income or loss.

In fiscal years 2011 and 2010, interest expense was incurred on borrowings under short-term credit obligations, on deferred compensation payments and capital leases for equipment.  During the year ended April 30, 2010, the Company paid down its bank line of credit.  That payment along with declining balances of capital lease obligations reduced interest expense.  The Company anticipates that interest expense in fiscal year 2012 will continue to decrease as the capital leases are paid down.

Other expenses for the year ended April 30, 2011, consisted primarily of charges on certain financial instruments and foreign currency exchange losses at the Company’s overseas subsidiaries.  During the year ended April 30, 2010, other expenses also included royalty expenses which were not incurred during fiscal year 2011.  The Company anticipates that in future years items in this category will not be significant to pretax earnings.

Income Tax Benefit

Fiscal years ended April 30,
(in thousands)
		Change
2011	2010	$	%
$(2,420)	$(1,520)	$(900)	59%

As discussed above, during the fourth quarter of fiscal year 2011, the Company reduced by $3.6 million the previously established $8.1 million valuation allowance on its deferred tax assets.  This reduction was based on a review of all available evidence, both positive and negative, and management’s assessment that it is more likely than not that it will be able to realize the tax benefits from the future deductibility of many items included in its deferred tax assets.  Excluding the valuation allowance reduction, the Company recorded a net tax provision of $1.2 million or an effective tax rate of 33.8%.  (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

For the fiscal year ended April 30, 2010, the Company also recorded a net tax benefit as a result of obtaining a tax refund from the carryback of the previous year’s net loss to an earlier profitable tax year.  Such refund became available to the Company as a result of legislation enacted by the United States in November 2009, which permitted corporations to carryback net operating losses up to 5 years versus the previous 2-year limitation.  Before this legislation was enacted, the Company anticipated receiving a tax benefit of approximately $800,000 and recorded a receivable on that basis.  Due to the change in tax law, the Company recognized a net tax benefit of $1.52 million of which $1.8 million is attributable to the effect of the new law.

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the United States, 33% in Europe and 25% in China.  In fiscal year 2011, reversal of a portion of the valuation allowance created a net tax benefit which offset the tax expense from that year’s pre-tax income.  In fiscal year 2010, the $2.8 million tax refund created a current benefit that offset the current tax provision and the increase in the valuation allowance.  The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  (See Note 13 to the Consolidated Financial Statements.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.3 million to offset future taxable income.  These loss carryforwards have no expiration date.  For state income tax purposes, the Company has tax loss carryforwards of approximately $2.3 million in California and $1.9 million in New York.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $60.3 million at April 30, 2011.  Included in working capital at April 30, 2011 is $20.6 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2011 is 9.2 to 1 compared to 8.3 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2011, was $1.9 million compared to $7.6 million for the prior fiscal year.  During fiscal years 2011 and 2010, the Company incurred $4.7 million and $5.0 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, the equity loss on its Elcom investment, and certain employee benefit plan expenses, including accounting for stock-based compensation.  Such non-cash charges were partially offset by the non-cash benefit of $3.6 million resulting from the Company’s reduction of a portion of the valuation allowance on its deferred tax assets.  For fiscal year 2011, operating cash was reduced by increases to accounts receivable and inventory.  In addition, higher profits required increased estimated income tax payments as compared to the year ended April 30, 2010, when the Company received a $2.8 million income tax refund from the carryback of fiscal year 2009’s tax loss.  In fiscal year 2012, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits.

Net cash used in investing activities was $6.7 million for the fiscal year ended April 30, 2011, resulting from the net purchase of marketable securities for $4.8 million and the acquisition of capital equipment for $1.9 million.  For the year ended April 30, 2010, net cash used in investing activities was $552,000 which consisted of net proceeds on the sale or redemption of marketable securities of $514,000, the repayment of a note receivable from Elcom of $217,000 offset by a new note from Elcom in the amount of $308,000 and the purchase of property, plant and equipment for $975,000.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $1.5 million and $2.0 million on capital equipment during fiscal year 2012.  Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

The Company has a $7.4 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  The line is secured by its investments in marketable securities.  Rather than liquidate some of these investments to meet short-term working capital requirements, the Company may borrow against the line of credit at variable interest rates currently averaging approximately 1.49%, similar to the interest rate earned on the marketable securities which secure the line.  The highest level of borrowing was $6.0 million during fiscal year 2009.  During fiscal year 2010, the Company paid the remaining $1.1 million balance and since then the Company has not drawn on the line of credit.  There were no amounts outstanding under the line of credit as of April 30, 2011 or April 30, 2010.  In addition, the Company’s European subsidiaries have available approximately $2.5 million in bank credit lines to meet short-term cash flow requirements.  The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings under these lines of credit during fiscal years 2011 and 2010.

During fiscal year 2011, cash used in financing activities was $149,000 consisting of repayment of capital lease obligations for $258,000, partially offset by $70,000 in proceeds from officers and employees upon the exercise of stock options and stock appreciation rights plus $39,000 for the tax benefit realized on such exercises.  During the year ended April 30, 2010, cash used in financing activities was $1.4 million, all of which was for the repayment of debt, including $1.1 million for the line of credit discussed above and $300,000 in principal payments on a capital equipment lease.  The Company will continue to use treasury shares to satisfy the future exercise of stock options and stock appreciation rights granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2011, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2012, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2011, the Company's consolidated backlog amounted to approximately $71 million (see Item 1).  Approximately 60% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2012.  Included in the backlog at April 30, 2011 is approximately $3.7 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2011, was approximately $4 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued standards which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These standards clarify that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These standards require an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  These standards also require additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  These standards were effective for fiscal years beginning after November 15, 2009 and were effective for the Company on May 1, 2010.  The adoption of these standards by the Company did not have a material impact on the financial condition, results of operations, and disclosures.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2011, as in fiscal year 2010, the impact of inflation on the Company's business has not been materially significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the two-year period ended April 30, 2011.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York
July 29, 2011

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$5,275	$9,954
Marketable securities	15,357	10,418
Accounts receivable, net of allowance for doubtful accounts of $258 in 2011 and $266 in 2010	11,663	10,504
Costs and estimated earnings in excess of billings, net	2,409	1,667
Inventories, net	28,172	26,975
Deferred income taxes	2,580	-
Prepaid income taxes	882	-
Prepaid expenses and other	1,398	1,122
Total current assets	67,736	60,640
Property, plant and equipment, at cost,
less accumulated depreciation and amortization	7,163	7,015
Deferred income taxes	750	-
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,409	8,917
Investment in and loans receivable from affiliates	3,738	3,813
Other assets	817	817
Total assets	$89,831	$81,420
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$1,654	$1,720
Accrued liabilities	5,457	5,047
Income taxes payable	-	295
Capital lease obligations	275	246
Total current liabilities	7,386	7,308
Capital lease obligation- noncurrent	181	441
Deferred compensation	9,827	9,624
Deferred rent and other liabilities	902	664
Total liabilities	18,296	18,037
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares of $1.00 par value; issued – 9,163,940 shares	9,164	9,164
Additional paid-in capital	49,868	49,580
Retained earnings	11,286	5,271
	70,318	64,015
Common stock reacquired and held in treasury - at cost (865,734 shares in 2011 and 946,172 shares in 2010)	(3,975)	(4,651)
Accumulated other comprehensive income	5,192	4,019
Total stockholders' equity	71,535	63,383
Total liabilities and stockholders' equity	$89,831	$81,420

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2011 and 2010

	2011	2010
	(In thousands, except share data)
Revenues	$53,223	$49,416
Cost of revenues	33,254	31,694
Gross margin	19,969	17,722

Selling and administrative expenses	11,398	10,621
Research and development expenses	5,081	5,350
Operating profit	3,490	1,751

Other income (expense):
Investment income	395	470
Equity loss	(68)	(141)
Impairment of investment in affiliate	-	(550)
Interest expense	(118)	(121)
Other expense, net	(104)	(180)

Income before benefit for income taxes	3,595	1,229
Benefit for income taxes	(2,420)	(1,520)
Net income	$6,015	$2,749

Net income per common share:
Basic	$0.73	$0.34
Diluted	$0.72	$0.33

Average shares outstanding:
Basic	8,258,989	8,181,867
Diluted	8,363,023	8,211,878

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2011 and 2010

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$6,015	$2,749
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(3,550)	-
Depreciation and amortization	1,937	1,938
Deferred lease obligation	13	79
Provision for losses on accounts receivable and inventories	1,129	821
Loss on marketable securities and other assets, net	73	62
Equity loss	68	141
Impairment of investment in affiliate	-	550
Liability for employee benefit plans	1,052	836
Stock-based compensation expense	476	557
Tax benefit from stock-based compensation	(39)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,606)	2,362
Inventories	(1,748)	(2,010)
Prepaid expenses and other	(95)	222
Other assets	(398)	(502)
Accounts payable - trade	(534)	814
Accrued liabilities	318	(2,094)
Income taxes refundable/payable	(975)	1,180
Other liabilities	(257)	(72)
Net cash provided by operating activities	1,879	7,633

Cash flows from investing activities:
Affiliate repayment of loan	-	217
Loan to affiliate	-	(308)
Purchase of marketable securities	(8,771)	(1,000)
Proceeds from sale or redemption of marketable securities	4,000	1,514
Capital expenditures	(1,953)	(975)
Net cash used in investing activities	(6,724)	(552)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2011 and 2010
(Continued)

	2011	2010
	(In thousands)
Cash flows from financing activities:
Payment of short-term credit and lease obligations	$(258)	$(1,399)
Proceeds from exercise of stock options and stock appreciation rights	70	-
Tax benefit from stock-based compensation	39	-
Net cash used in financing activities	(149)	(1,399)

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(4,994)	5,682

Effect of exchange rate changes on cash and cash equivalents	315	(639)

Net (decrease) increase in cash and cash equivalents	(4,679)	5,043

Cash and cash equivalents at beginning of year	9,954	4,911

Cash and cash equivalents at end of year	$5,275	$9,954

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$114	$121
Income taxes (Does not include $2,900 of income tax refunds received in fiscal year 2010.)	$2,255	$205

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2011 and 2010
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2009	9,163,940	$9,164	$48,997	$2,522	1,021,159	$(4,972)	$3,455	$59,166
Contribution of stock to 401(k) plan			27		(74,987)	321		348
Stock compensation expense			556					556

Comprehensive Income:
Change in unrealized gains and losses on marketable securities							979	979
Foreign currency translation adjustment							(415)	(415)
Net Income				2,749				2,749
Comprehensive income- 2010								3,313
Balance at April 30, 2010	9,163,940	9,164	49,580	5,271	946,172	(4,651)	4,019	63,383

Contribution of stock to 401(k) plan			(139)		(58,637)	518		379
Stock compensation expense			476					476
Tax benefit from stock option exercise			39					39
Exercise of stock options and stock appreciation rights			(88)		(21,801)	158		70

Comprehensive Income:
Change in unrealized gains and losses on marketable securities							238	238
Foreign currency translation adjustment							935	935
Net Income				6,015				6,015
Comprehensive income- 2011								7,188
Balance at April 30, 2011	9,163,940	$9,164	$49,868	$11,286	865,734	$(3,975)	$5,192	$71,535

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

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange traded funds, corporate debt securities and debt securities of U.S. government agencies.  All marketable securities were held in the custody of financial institutions; four institutions at April 30, 2011 and two at April 30, 2010.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

Amortization of identifiable intangible assets is based upon the expected lives of the assets and is recorded at a rate which approximates the Company’s utilization of the assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

In the normal course of business the Company is also contracted to perform research and development for others.  The costs incurred under such contracts are recorded in cost of sales.

Income Taxes:

The Company recognizes deferred tax liabilities and assets based on the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established and adjusted when necessary to increase or reduce deferred tax assets to the amount expected to be realized.

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

The weighted average fair value of each option or stock appreciation right has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:
	Years ended April 30
	2011	2010
Expected volatility	38.5% to 39.3%	36.6%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.82% to 3.07%	3.06%
Expected lives	10 years	10 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables.  The Company maintains accounts at several commercial banks at which the balances exceed Federal Deposit Insurance Corporation limits.  The Company has not experienced any losses on such amounts.  Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

New Accounting Pronouncements:

In June 2009, the FASB issued standards which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These standards clarify that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These standards require an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  These standards also require additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  These standards were effective for fiscal years beginning after November 15, 2009 and were effective for the Company on May 1, 2010.  The adoption of these standards by the Company did not have a material impact on the financial condition, results of operations, and disclosures.

2.	Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2011	2010
Basic EPS Shares outstanding (weighted average)	8,258,989	8,181,867
Effect of Dilutive Securities	104,034	30,011
Diluted EPS Shares outstanding	8,363,023	8,211,878

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  For the years ended April 30, 2011 and 2010, the number of excluded options and SARS were 943,275 and 1,225,775, respectively.

3.	Costs and Estimated Earnings in Excess of Billings

At April 30, 2011 and 2010, costs and estimated earnings in excess of billings, net, consist of the following:

	2011	2010
	(In thousands)
Costs and estimated earnings in excess of billings	$3,711	$2,917
Billings in excess of costs and estimated earnings	(1,302)	(1,250)
Net asset	$2,409	$1,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2011 and 2010, revenue recognized under percentage of completion contracts was approximately $22.4 million and $19.5 million, respectively.

4.	Inventories

Inventories at April 30, 2011 and 2010, respectively, consisted of the following (in thousands):

	2011	2010
Raw Materials and Component Parts	$13,477	$13,192
Work in Progress	11,921	11,039
Finished Goods	2,774	2,744
	$28,172	$26,975

As of April 30, 2011 and 2010, approximately $19.7 million and $18.2 million, respectively, of total inventory is located in the United States, approximately $7.8 million and $7.9 million, respectively, is located in Belgium and approximately $0.7 million and $0.9 million, respectively, is located in China.

5.	Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2011 and 2010 are as follows (in thousands):

	April 30, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,741	$256	$(2)	$11,995
Equity securities	3,016	$346	-	3,362
	$14,757	$602	$(2)	$15,357

	April 30, 2010
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$9,606	$261	$(90)	$9,777
Equity securities	450	$191	-	641
	$10,056	$452	$(90)	$10,418

    The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2011
Fixed Income Securities	$1,426	$(2)	$-	$-	$1,426	$(2)
Equity Securities	-	-	-	-	-	-
	$1,426	$(2)	$-	$-	$1,426	$(2)
April 30, 2010
Fixed Income Securities	$-	$-	$3,438	$(90)	$3,438	$(90)
Equity Securities	-	-	-	-	-	-
	$-	$-	$3,438	$(90)	$3,438	$(90)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2011 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2011	2010
Proceeds	$4,000	$1,514
Gross realized gains	$-	$-
Gross realized losses	$(48)	$(45)

Maturities of fixed income securities classified as available-for-sale at April 30, 2011 are as follows (at cost, in thousands):

Current	$1,000
Due after one year through five years	7,526
Due after five years through ten years	3,215
$11,741
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

6.	Property, Plant and Equipment

Property, plant and equipment at April 30, 2011 and 2010, consists of the following (in thousands):

	2011	2010
Buildings and building improvements	$4,896	$4,322
Machinery, equipment and furniture	40,498	38,639
	45,394	42,961
Less, accumulated depreciation	38,231	35,946
	$7,163	$7,015

Depreciation expense for the years ended April 30, 2011 and 2010 was $1,937,000 and $1,938,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Maintenance and repairs charged to operations for the years ended April 30, 2011 and 2010 was approximately $701,000 and $526,000, respectively.

In fiscal year 1998, the Company sold the Long Island, New York building that it occupies to Reckson Associates Realty Corp., and leased back approximately 43% of the building from the purchaser (the "Reckson lease").  Annual rental payments were $400,000 for the initial 11-year term which ended in January 2009.  During fiscal year 2009, the Company renewed the lease with Reckson for the first 5-year renewal period at an annual rental of $600,000.  The lease will end in January 2014 unless the Company exercises its option to continue the lease for a second 5-year renewal period with annual rental of $800,000.  Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in China, France and California lease their office and manufacturing facilities.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,700 through February 2012.  FEI-Zyfer lease office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $27,000 and increase each year over the remaining 76 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,100 per month.

Rent expense under operating leases for the fiscal years ended April 30, 2011 and 2010 was approximately $1.0 million each year.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases.  As a result, as of April 30, 2011 and 2010, the Company’s balance sheet includes deferred rent of approximately $408,000 and $466,000, respectively, which will be amortized over the respective rental periods.

During fiscal years 2011 and 2008, the Company acquired manufacturing equipment of approximately $30,000 and $1.2 million, respectively, which were financed by capital leases.    At the end of the lease terms, the Company may retain the equipment for a nominal charge.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending
April 30,	Operating Leases	Capital Lease
2012	$1,003	$296
2013	949	186
2014	709	-
2015	369	-
2016	365	-
Thereafter	499	-
Less amounts representing interest	-	(26)
Present value of future minimum lease payments	$3,894	$456
Less: Current portion		275
Long-term portion, lease obligation		$181

7.	Short-Term Debt Obligations

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

The Company’s European subsidiaries have available approximately 1.9 million Euros (approximately $2.5 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements.  As of April 30, 2011, no amount was outstanding under such lines of credit.  Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds.  Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2011 and 2010, the rate was 1.244% and 0.411%, respectively, based on the 1 month EURIBOR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

8.	Accrued Liabilities

Accrued liabilities at April 30, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Vacation and other compensation	$1,848	$1,156
Payroll taxes	1,761	1,464
Advances from customers	554	1,469
Other	1,294	958
	$5,457	$5,047

9.	Investment in Morion, Inc.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in investment in and loans receivable from affiliates in the accompanying balance sheets.

During the fiscal years ended April 30, 2011 and 2010, the Company acquired product from Morion in the aggregate amount of approximately $151,000 and $292,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $309,000 and $103,000, respectively.  At April 30, 2011, accounts receivable included $61,000 due from Morion and accounts payable included $75,000 due to Morion.

10.	Goodwill and Other Intangible Assets

During fiscal year 2004 the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  Management has determined that this goodwill is not impaired as of April 30, 2011 and 2010.

11.	Investment in Elcom Technologies, Inc.

The Company has a 25% interest (20% on a fully-diluted basis) in the outstanding shares of Elcom Technologies, Inc., a privately-held company which designs and manufactures advanced RF microwave devices.  The Company and Elcom have also entered into a mutual business and facilities support agreement and Frequency Electronics obtained an exclusive license to use Elcom’s technology in space-borne applications.  The Company’s investment consists of preferred stock, a five-year $1.5 million convertible note, with interest payable at the prime rate, and a 10-year warrant to purchase additional stock.  The Company accounts for this investment on the equity method.  This investment is included in investment in and loans receivable from affiliates in the accompanying balance sheets.

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  For the year ended April 30, 2010, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and recorded impairment charges in the amount $550,000.  No impairment charges were recorded during the year ended April 30, 2011.  At March 31, 2011, Elcom had total assets of approximately $7.0 million, total liabilities of approximately $4.8 million and stockholders’ equity of $2.1 million.

During the fiscal years ended April 30, 2011 and 2010, the Company acquired technical services from Elcom in the aggregate amount of approximately $317,000 and $41,000, respectively; sold product to Elcom in the amount of approximately $133,000 and $12,000, respectively; and the Company recorded interest income on Elcom’s convertible note and short-term loan in the amount of approximately $90,000 and $82,000, respectively.  In addition, during fiscal year 2009, the Company, in coordination with two other major investors, provided Elcom with a short-term working capital loan.  The Company’s share of the loan was $217,000, which was repaid in November 2009 and bore interest at 21.8%.  At April 30, 2011, no amounts were due from Elcom and no amounts were payable to Elcom.  In March 2010, the Company and the other two major investors provided Elcom with an 18-month note which is junior to the Company’s 5-year convertible note.  The new note, of which the Company’s share is $308,000, bears interest at 12%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

12.	Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2011 and 2010, the Company contributed 58,637 and 74,987 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $379,000 in fiscal year 2011 and $348,000 in fiscal year 2010.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, such transactions decreased additional paid in capital by $139,000 in fiscal year 2011 and increased that account by $27,000 in fiscal year 2010.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  The Company charged approximately $860,000 and $195,000 to operations under these plans for the fiscal years ended April 30, 2011 and 2010, respectively.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors.  The plans are Nonqualified Stock Option (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”).  Under these plans, options or SARS are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.  Under one NQSO plan, the options were exercisable one year after the date of grant.  Under the remaining plans, the options and SARS vest over a four-year period from the date of grant.  The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise.  As of April 30, 2011, eligible employees had been granted options to purchase 1,182,500 shares of Company stock under ISO plans of which approximately 339,000 options with a weighted average exercise price of $10.58 are both outstanding and exercisable.  During the year ended April 30, 2011, employees exercised ISOs for 6,000 shares of Company stock.  Through April 30, 2011, eligible employees had been granted options to acquire 1,090,000 shares of Company stock under NQSO plans.  Of the NQSO options outstanding at the beginning of the fiscal year, none remain outstanding or exercisable (see tables below).  As of April 30, 2011, eligible employees and directors have been granted SARS based on approximately 1,107,000 shares of Company stock, of which approximately 1,094,000 shares are outstanding and approximately 446,000 with a weighted average exercise price of $8.93 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.  During the year ended April 30, 2011, employees exercised SARS representing approximately 12,800 shares of Company stock and received approximately 8,300 shares of Company stock.  The approximately 4,500 share difference was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – May 1, 2009	1,365,525	$10.83	4.1 years
Granted	283,000	4.51
Forfeited	(15,000)	9.61
Expired or Canceled	(229,750)	7.42
Outstanding – April 30, 2010	1,403,775	$10.11	5.2 years
Granted	350,500	8.20
Exercised	(18,750)	4.70
Expired or Canceled	(302,000)	16.55
Outstanding – April 30, 2011	1,433,525	$8.22	6.6 years	$3,409,400
Exercisable	785,869	$9.65	4.6 years	$1,140,200
Available for future grants	51,341

As of April 30, 2011, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $2,013,000.  These costs are expected to be recognized over a weighted average period of 3.4 years.

During the years ended April 30, 2011 and 2010, 175,156 and 139,344 shares, respectively, vested the fair value of which was approximately $566,000 and $535,000, respectively.  .  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2011 and 2010, were approximately $4.39 and $2.36, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $295,000 and $321,000 for the years ended April 30, 2011 and 2010, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the year ended April 30, 2011, the Company realized a $39,000 tax benefit from the exercise of stock options and SARS.  There were no stock option or SAR exercises during the year ended April 30, 2010, thus, no tax benefit was realized during fiscal year 2010.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2011 and 2010 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

	2011		2010
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	36,000	$14.93	40,300	$14.29
Expired	(6,000)	15.80	(4,300)	8.87
Exercised	-	-	-	-
Outstanding at end of year	30,000	$14.76	36,000	$14.93
Exercisable at end of year	30,000	$14.76	36,000	$14.93

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2011 and 2010, grants for 7,500 and 15,000 restricted shares, respectively, are available to be purchased at a price of $4.00 per share.

Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990 the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 451,073 shares remain in the ESOP.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to operations during the years ended April 30, 2011 and 2010 was approximately $675,000 and $491,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

13.	Income Taxes

The income before provision (benefit) for income taxes consisted of (in thousands):

	Year Ended April 30,
	2011	2010
U.S.	$3,781	$902
Foreign	(186)	327
	$3,595	$1,229

            The provision (benefit) for income taxes consists of the following (in thousands):

	2011	2010
Current:
Federal	$1,134	$(1,560)
Foreign	-	10
State	(4)	30
Current provision (benefit)	1,130	(1,520)
Deferred
Federal	40	-
Foreign	(60)	-
State	105	-
Deferred provision	85	-
Change in valuation allowance	(3,635)	-
Total benefit	$(2,420)	$(1,520)

The following table reconciles the reported income tax (benefit) expense with the amount computed using the federal statutory income tax rate (in thousands)

	2011	2010
Computed "expected" tax expense	$1,222	$418
State and local tax, net of federal benefit	67	20
Valuation allowance on deferred tax assets	(3,635)	-
Nontaxable income from foreign subsidiaries	52	(32)
Nondeductible expenses	125	148
Nontaxable life insurance cash value increase	(116)	(117)
Tax credits	(279)	(105)
Net operating loss carryback	-	(1,796)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	144	(56)
	$(2,420)	$(1,520)

The components of deferred taxes are as follows (in thousands):

	2011	2010
Deferred tax assets:
Employee benefits	$4,980	$4,555
Inventory	1,580	1,850
Accounts receivable	340	230
Marketable securities	200	265
Research & development credits	1,030	961
Other liabilities	270	69
Net operating loss carryforwards	570	970
Total deferred tax asset	8,970	8,900
Deferred tax liabilities
Property, plant and equipment	1,070	838
Net deferred tax asset	7,900	8,062
Valuation allowance	(4,570)	(8,062)
	$3,330	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  The change in valuation allowance during the year ended April 30, 2011 was a decrease of $3.5 million, including foreign exchange adjustments of $48,000 and the $95,000 tax effect of unrealized gains on marketable securities. For the year ended April 30, 2010, the change was a decrease of $683,000 which was offset by a change in the components of net deferred tax assets.

During the fourth quarter of fiscal year 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.6 million.  This recognition was the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of two consecutive years of profitability and new contract bookings which have  increased  the  Company’s long-term backlog to its highest level over the previous 20-year period.  The Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and, in the fourth quarter of fiscal year 2011, determined that recovery was more likely than not based upon all available evidence, both positive and negative.  The amount of the non-cash valuation allowance reduction was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the period over which the Company believes deferred tax assets will be recoverable.

At April 30, 2011, the Company has available approximately $1.3 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  Due to a change in U.S. tax law effected in November 2009, the taxable loss for the year ended April 30, 2009 was carried back to a prior profitable year which resulted in a tax refund that exceeded by $1.8 million the income tax receivable which the Company recorded at the end of fiscal year 2009.  For state income tax purposes, the Company has tax loss carryforwards of approximately $2.3 million in California and $1.9 million in New York.

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards.  It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.  The Company's tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service, which resulted in no material adjustments.  The Company's tax years from April 30, 2005 through April 30, 2011 remain open to examination by state tax authorities and tax years from April 30, 2008 through April 30, 2011 remain open for examination by the Internal Revenue Service.

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

	Year Ended April 30,
	2011	2010
Balance at beginning of year	$145	$245
Warranty costs incurred	(156)	(151)
Product warranty accrual	156	51
Balance at end of year	$145	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

15.	Segment Information

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2011		2010
Net revenues:
FEI-NY	$33,204		$29,206
Gillam-FEI	13,165	**	13,092	**
FEI-Zyfer	10,737		11,430
less intersegment revenues	(3,883	)**	(4,312	)**
Consolidated revenues	$53,223		$49,416

Operating profit (loss):
FEI-NY	$3,536		$1,675
Gillam-FEI	66	**	527	**
FEI-Zyfer	204		23
Corporate	(316)		(474)
Consolidated operating profit (loss)	$3,490		$1,751

**
For fiscal years ended April 30, 2011 and 2010, includes Gillam-FEI intersegment sales of $2.5 million and $2.7 million, respectively, to the FEI-NY and FEI-Zyfer segments.  Such sales consist principally of manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S. plus the costs of ongoing research and development costs to support the product line.  In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

	2011	2010
Identifiable assets:
FEI-NY (approximately $4 million in China)	$37,912	$35,462
Gillam-FEI (all in Belgium or France)	20,875	19,594
FEI-Zyfer	8,434	7,413
less intersegment balances	(16,295)	(14,655)
Corporate	38,905	33,606
Consolidated identifiable assets	$89,831	$81,420
Depreciation and amortization (allocated):
FEI-NY	$1,331	$1,377
Gillam-FEI	353	300
FEI-Zyfer	234	242
Corporate	19	19
Consolidated depreciation and amortization expense	$1,937	$1,938

Major Customers

The Company's products are sold to both commercial and governmental customers.  For each of the years ended April 30, 2011 and 2010, approximately 54% of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2011, sales to five customers of the FEI-NY segment aggregated $22.6 million or 68% of that segment’s total sales.  One of these customers, when combined with sales from the FEI-Zyfer segment, accounted for 13% of the Company’s consolidated revenues.  During the year ended April 30, 2011, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, two customers each accounted for more than 10% of that segment’s sales.  None of the customers in the Gillam-FEI segment and no customer individually in the FEI-Zyfer segment accounted for more than 10% of consolidated revenues.

In fiscal year 2010, sales to five customers of the FEI-NY segment aggregated $17.9 million or 61% of that segment’s total sales.  Two of these customers, when combined with sales from the FEI-Zyfer segment, accounted for 15% and 10%, respectively, of the Company’s consolidated revenues.  During the year ended April 30, 2010, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, two customers each accounted for more than 10% of that segment’s sales.  None of the customers in the Gillam-FEI segment and no customer individually in the FEI-Zyfer segment accounted for more than 10% of consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2011	2010
Belgium	$5,617	$6,842
China	2,571	1,576
France	1,946	697
Other	4,875	3,276
	$15,009	$12,391

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2011, the Company’s disclosure controls and procedures were not effective for the reasons discussed below, to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2011.  The Company’s chief executive officer and chief financial officer have concluded that the Company has material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

The Company had inadequate resources and an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review of its internal controls within the prescribed timeframe.  As a result, as of April 30, 2011, there was a material weakness in the Company’s internal control because although management has prepared documentation of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer, it has not completed the necessary identification and testing of the internal controls.  The incomplete documentation and testing of these subsidiaries constitutes a material weakness.  In order to remediate this material weakness, during fiscal year 2012, management will continue to review and document the policies and procedures at its Gillam-FEI and FEI-Zyfer subsidiaries and ensure that testing of their internal controls are completed during fiscal year 2012.  If this process identifies material weaknesses or significant deficiencies over such internal controls, the Company will implement appropriate remediation efforts.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

NONE

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about October 11, 2011.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 11, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 11, 2011.

Item 13.  Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 11, 2011.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on or about October 11, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

 Included in Part II of this report:

Page(s)

Reports of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets April 30, 2011 and 2010	24

Consolidated Statements of Operations -years ended April 30, 2011 and 2010	25

Consolidated Statements of Cash Flows - years ended April 30, 2011 and 2010	26-27

Consolidated Statements of Changes in Stockholders' Equity - years ended April 30, 2011 and 2010	28

Notes to Consolidated Financial Statements	29-43

(2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
and Secretary/Treasurer

Dated:  July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/11
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/11
Joel Girsky

/s/ S. Robert Foley	Director	7/29/11
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/11
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/11
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/11
Alan L. Miller	and Secretary/Treasurer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating
	Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of 2011 audit report in Registrant’s Form S-8 Registration Statement.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
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