Form 10-Q
period 2011-07-31
FREQUENCY ELECTRONICS INC
filed 2011-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2011

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2011 – 8,310,907

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - July 31, 2011 and April 30, 2011	3

Condensed Consolidated Statements of Operations Three Months Ended July 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4- Controls and Procedures	16-17

Part II. Other Information:

Item 6 - Exhibits	17

Signatures	18

Exhibits

2 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2011	2011
	(UNAUDITED)	(AUDITED)
		(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$7,659	$5,275
Marketable securities	14,999	15,357
Accounts receivable, net of allowance for doubtful accounts of $258	8,738	11,663
Costs and estimated earnings in excess of billings, net	3,315	2,409
Inventories, net	30,247	28,172
Deferred income taxes	2,649	2,580
Prepaid income taxes, expenses and other	2,119	2,280
Total current assets	69,726	67,736
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,218	7,163
Deferred income taxes	750	750
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,629	9,409
Investment in and loans receivable from affiliates	3,758	3,738
Other assets	817	817
Total assets	$92,116	$89,831
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$2,490	$1,654
Accrued liabilities	5,061	5,457
Capital lease obligations	276	275
Total current liabilities	7,827	7,386
Capital lease obligation- noncurrent	113	181
Deferred compensation	9,897	9,827
Deferred rent and other liabilities	905	902
Total liabilities	18,742	18,296
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	50,087	49,868
Retained earnings	12,630	11,286
	71,881	70,318
Common stock reacquired and held in treasury - at cost (853,033 shares at July 31, 2011 and 865,734 shares at April 30, 2011)	(3,913)	(3,975)
Accumulated other comprehensive income	5,406	5,192
Total stockholders' equity	73,374	71,535

Total liabilities and stockholders' equity	$92,116	$89,831

See accompanying notes to condensed consolidated financial statements.

3 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended July 31,
(Unaudited)

	2011	2010
	(In thousands except per share data)

Net revenues	$15,939	$12,124
Cost of revenues	9,795	7,378
Gross margin	6,144	4,746

Selling and administrative expenses	3,162	2,795
Research and development expense	1,198	1,162
Operating profit	1,784	789

Other income (expense):
Investment income	125	80
Equity income	19	28
Interest expense	(24)	(35)
Other income (expense), net	80	(5)
Income before provision for income taxes	1,984	857

Provision for income taxes	640	350
Net income	$1,344	$507

Net income per common share:
Basic	$0.16	$0.06
Diluted	$0.16	$0.06

Average shares outstanding:
Basic	8,304,484	8,233,570
Diluted	8,503,101	8,280,332

See accompanying notes to condensed consolidated financial statements.

4 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$1,344	$507
Non-cash charges to earnings, net	1,052	1,043
Net changes in operating assets and liabilities	266	(1,058)
Net cash provided by operating activities	2,662	492

Cash flows from investing activities:
Purchase of marketable securities	(4,324)	(2,500)
Proceeds on redemption of marketable securities	4,511	1,500
Purchase of fixed assets	(520)	(243)
Net cash used in investing activities	(333)	(1,243)

Cash flows from financing activities:
Proceeds from exercise of stock options	13	-
Payment of lease obligations	(66)	(70)
Net cash used in financing activities	(53)	(70)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	2,276	(821)

Effect of exchange rate changes on cash and cash equivalents	108	312

Net increase (decrease) in cash and cash equivalents	2,384	(509)

Cash and cash equivalents at beginning of period	5,275	9,954

Cash and cash equivalents at end of period	$7,659	$9,445

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24	$31
Income Taxes	$1	$450

See accompanying notes to condensed consolidated financial statements.

5 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2011 and the results of its operations and cash flows for the three months ended July 31, 2011 and 2010.  The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2011	2010
Basic EPS Shares outstanding (weighted average)	8,304,484	8,233,570
Effect of Dilutive Securities	198,617	46,762
Diluted EPS Shares outstanding	8,503,101	8,280,332

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS for the three months ended July 31, 2011 and 2010 were 424,375 and 1,020,775, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2011 and April 30, 2011, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2011	April 30, 2011
	(In thousands)
Costs and estimated earnings in excess of billings	$4,782	$3,711
Billings in excess of costs and estimated earnings	(1,467)	(1,302)
Net asset	$3,315	$2,409

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2011 and 2010, revenue recognized under percentage of completion contracts was approximately $8.3 million and $5.1 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2011, the Company made a contribution of 9,635 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  In addition, the Company issued 3,066 shares from treasury upon the exercise of stock options and SARs by certain employees.

6 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2011	April 30, 2011
	(In thousands)
Raw Materials and Component Parts	$13,781	$13,477
Work in Progress	13,975	11,921
Finished Goods	2,491	2,774
	$30,247	$28,172

As of July 31, 2011 and April 30, 2011, of total inventory approximately $19.1 million and $19.7 million, respectively, is located in the United States, approximately $10.4 million and $7.8 million, respectively, is located in Belgium and approximately $700,000 as of each date, is located in China.

NOTE F – COMPREHENSIVE INCOME

For the three months ended July 31, 2011 and 2010, comprehensive income (loss) is composed of (in thousands):

	Three months ended July 31,
	2011	2010
Net income	$1,344		$507
Foreign currency translation adjustment	331		(930)
Change in market value of marketable securities	(183)		86
Deferred tax effect of change in market value of marketable securities	66		-
Comprehensive income (loss)	$1,558	$	(337)

NOTE G – SEGMENT INFORMATION

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2011	2010
Net revenues:
FEI-NY	$10,615	$7,642
Gillam-FEI	1,988	2,973
FEI-Zyfer	3,773	2,497
less intercompany revenues	(437)	(988)
Consolidated revenues	$15,939	$12,124
Operating profit:
FEI-NY	$1,890	$899
Gillam-FEI	(230)	117
FEI-Zyfer	193	(161)
Corporate	(69)	(66)
Consolidated operating profit	$1,784	$789

	July 31, 2011	April 30, 2011
Identifiable assets:
FEI-NY (approximately $3.6 million in China)	$37,998	$37,912
Gillam-FEI (all in Belgium or France)	21,046	20,875
FEI-Zyfer	7,638	8,434
less intersegment balances	(14,984)	(16,295)
Corporate	40,418	38,905
Consolidated identifiable assets	$92,116	$89,831

NOTE H – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the three month periods ended July 31, 2011 and 2010, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under two notes receivable.  The table below summarizes these transactions:

	Three months ended July 31,
	2011	2010
	(in thousands)
Purchases from:
Elcom	$16	$35
Morion	85	17
Sales to:
Elcom	$-	$58
Morion	766	128
Interest on Elcom notes receivable	$21	$25

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  No impairment charges were recorded during the three months ended July 31, 2011 and 2010.

8 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2011 and April 30, 2011 are as follows (in thousands):

	July 31, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,449	$281	$(11)	$11,719
Equity securities	3,133	156	(9)	3,280
	$14,582	$437	$(20)	$14,999

	April 30, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,741	$256	$(2)	$11,995
Equity securities	3,016	346	-	3,362
	$14,757	$602	$(2)	$15,357

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2011
Fixed Income Securities	$3,200	$(11)	$-	$-	$3,200	$(11)
Equity Securities	531	(9)	-	-	531	(9)
	$3,731	$(20)	$-	$-	$3,731	$(20)
April 30, 2011
Fixed Income Securities	$1,426	$(2)	$-	$-	$1,426	$(2)
Equity Securities	-	-	-	-	-	-
	$1,426	$(2)	$-	$-	$1,426	$(2)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2011 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2011 and 2010, the Company redeemed available-for-sale securities in the amount of $4.5 million and $1.5 million, respectively, and realized a gain of $6,800 in the fiscal year 2012 period and a loss of $27,800 for the same period in fiscal year 2011.  These amounts are included in the determination of net income for each period.

Maturities of fixed income securities classified as available-for-sale at July 31, 2011 are as follows, at cost (in thousands):

Current	$2,008
Due after one year through five years	8,727
Due after five years through ten years	714
$11,449

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

NOTE J – INCOME TAXES

As of the end of fiscal year 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the quarter ended July 31, 2011, the Company recorded a provision for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  In the same quarter of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in effect at that time.  As of July 31, 2011 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued standards which require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The option to present items of other comprehensive income in the statement of changes in equity is eliminated.  The new standard is effective as of the beginning of a fiscal year beginning after December 15, 2011 with earlier adoption permitted.  This standard, upon adoption by the Company at the beginning of its fiscal year 2013, will have no impact on the Company’s financial condition, results of operations and cash flows but will require the Company to present comprehensive income in a different manner than it did in previous interim and annual financial reports.

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

10 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s April 30, 2011 Annual Report to Stockholders.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2012 and 2011 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2011	2010
Net Revenues
FEI-NY	66.6%	63.0%
Gillam-FEI	12.5	24.5
FEI-Zyfer	23.7	20.6
Less intersegment revenues	(2.8)	(8.1)
	100.0	100.0
Cost of revenues	61.5	60.9
Gross margin	38.5	39.1
Selling and administrative expenses	19.8	23.0
Research and development expenses	7.5	9.6
Operating profit	11.2	6.5
Other income, net	1.2	0.6
Pretax income	12.4	7.1
Provision for income taxes	4.0	2.9
Net income	8.4%	4.2%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues
	(in millions)
	Three months ended July 31,
			Change
Segment	2011	2010	$	%
FEI-NY	$10.6	$7.6	$3.0	39%
Gillam-FEI	2.0	3.0	(1.0)	(33)%
FEI-Zyfer	3.8	2.5	1.3	51%
Intersegment sales	(0.5)	(1.0)	0.5
	$15.9	$12.1	$3.8	31%

The 31% increase in consolidated revenues for the three months ended July 31, 2011 compared to the same period of fiscal year 2011, was generated primarily from satellite payload programs as a result of recent contract bookings in the FEI-NY segment.  In the fiscal year 2012 period, revenues from commercial and U.S. Government satellite programs accounted for approximately 40% of consolidated revenues compared to approximately 30% for the same period of fiscal year 2011.  Revenues on these contracts are recognized primarily under the percentage of completion method. Increased network infrastructure revenues generated by the FEI-Zyfer segment were partially offset by declines in that business area in the Gillam-FEI segment.  Network infrastructure revenues were less than 30% of consolidated revenues for the three months ended July 31, 2011 compared to approximately 30% for the same period of fiscal year 2011.  In the fiscal year 2012 quarter, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately the same dollar amount as the same period of fiscal year 2011, accounting for approximately 20% and 25%, respectively, of consolidated revenues.

12 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the three months ended July 31, 2010, consolidated revenues decreased by 3% from the fiscal year 2010 quarter due primarily from lower levels of network infrastructure revenues generated by the FEI-Zyfer segment.  These lower network infrastructure revenues in fiscal year 2011 were partially offset by increased revenues from the FEI-NY and Gillam-FEI segments and the Company’s other two major market areas: satellite payloads and non-satellite U.S. Government/DOD.  Revenues from satellite payload programs increased modestly while U.S. Government/DOD non-space revenues increased by more than 20% compared to the same period of fiscal year 2010.  Revenues from Gillam-FEI’s non-telecommunication product line accounted for an increase in fiscal year 2011 revenues in that segment.  During the remainder of fiscal year 2012, the Company expects to realize increased revenues from both U.S. Government and commercial satellite payload programs as compared to the previous fiscal year.  Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

Gross margin
	Three months ended July 31,
			Change
	2011	2010	$	%
	$6,144	$4,746	$1,398	29%

GM Rate	38.5%	39.1%

The improvement in gross margin for the three months ended July 31, 2011 compared to the same period a year ago reflects the 31% increase in revenue recorded in the first quarter of fiscal year 2012.  The different mix of programs on which the Company is working in the fiscal year 2012 period accounted for the small decline in the gross margin rate compared to the three months ended July 31, 2010.  Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs.  The gross margin rates recorded in the fiscal year 2012 and 2011 periods approach the Company’s targeted rate of 40%.  The Company anticipates that its gross margin rates for the remainder of fiscal year 2012 will reach or exceed its target rate.

Selling and administrative expenses

Three months ended July 31,
		Change
2011	2010	$	%
$3,162	$2,795	$367	13%

For the three months ended July 31, 2011 and 2010, selling and administrative expenses were 20% and 23%, respectively, of consolidated revenues.  The increase in expenses in the fiscal year 2012 quarter compared to the same period of fiscal year 2011 is due to increased incentive compensation expenses resulting from greater profitability as well as increased stock-based compensation and deferred compensation expenses.  For the remainder of fiscal year 2012, the Company expects selling and administrative expenses to be incurred at approximately the same rate and should meet the Company’s target of 20% of revenues or less.

Research and development expense

Three months ended July 31,
		Change
2011	2010	$	%
$1,198	$1,162	$36	3%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  Research and development spending for the three-month periods ended July 31, 2011 and 2010, was 8% and 10% of revenues, respectively, compared to the Company’s target of 10% of revenues.  R&D spending in fiscal year 2012 continued to facilitate development of new satellite payload products from DC to Ka Band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For the remainder of fiscal year 2012, the Company anticipates that internal research and development spending will be less than 10% of revenues.  Internally generated cash and cash reserves are adequate to fund these development efforts.

13 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating profit
Three months ended July 31,
		Change
2011	2010	$	%
$1,784	$789	$995	126%
The 31% increase in revenues created a significant increase in gross margin while operating expenses were moderately higher, thus enabling the Company to record a 126% improvement in operating profit for the three-months ended July 31, 2011, compared to the same period of fiscal year 2011.  The Company anticipates that at the current increased level of business and having implemented certain operational efficiencies, that it can sustain operating profit in excess of 10% of revenues.  The Company anticipates that it will generate operating profit for the full fiscal year 2012.

Other income (expense)
	Three months ended July 31,
			Change
	2011	2010	$	%
Investment income	$125	$80	$45	56%
Equity income	19	28	(9)	(32)%
Interest expense	(24)	(35)	11	31%
Other income (expenses), net	80	(5)	85	NM
	$200	$68	$132	194%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities.  During the three months ended July 31, 2011 and 2010, the Company redeemed marketable securities which resulted in a realized gain of approximately $7,000 and a loss of approximately $28,000,respectively.

Equity income in the three months ended July 31, 2011 and 2010 represents the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest.

The decrease in interest expense for the three months ended July 31, 2011 compared to the same period of fiscal year 2011 is due to lower levels of lease obligations in the fiscal year 2012 quarter.

Other income in the three months ended July 31, 2011 resulted primarily from a realized gain of approximately $90,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee.  This gain was partially offset by other insignificant non-operating expenses that were similar in type and amount to the prior fiscal year.

Income tax provision

Three months ended July 31,
		Change
2011	2010	$	%
$640	$350	$290	83%

The provision for income taxes for the three months ended July 31, 2011 increased over the same period of fiscal year 2011 due to the 126% increase in pretax income.  However, the effective tax rate in fiscal year 2012 is expected to be lower than that recorded in the first three quarters of fiscal year 2011 substantially due to the reduction of the previous full valuation allowance on the deferred tax assets of the Company’s U.S. subsidiaries in the fourth quarter of fiscal year 2011.  For the three months ended July 31, 2011, the Company recorded a provision for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  In the same quarter of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in effect at July 31, 2010.  As of July 31, 2011 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

14 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company is subject to taxation in several countries as well as the states of New York and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits in the United States to lower its tax rate.  As of April 30, 2011, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.3 million, which will offset future taxable income.  The domestic U.S. tax loss carryforward for state income tax purposes is approximately $1.9 million in New York and $2.3 million in California.

Net income
Three months ended July 31,
		Change
2011	2010	$	%
$1,344	$507	$837	165%

As detailed above, for the three months ended July 31, 2011, higher revenues accompanied by only moderately higher expenses and a lower effective tax rate, enabled the Company to record a 165% improvement in net income compared to the same period of fiscal year 2011.  The Company expects to record higher revenue and to realize improved gross and operating margins throughout fiscal year 2012 and anticipates that it will report higher profits than that achieved in fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $61.9 million at July 31, 2011, compared to $60.3 million at April 30, 2011.  Included in working capital at July 31, 2011 is $22.6 million of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2011 is 8.9 to 1.

For the three months ended July 31, 2011, the Company had positive cash flow from operating activities of $2.7 million compared to $492,000 provided by operations in the comparable fiscal year 2011 period.  The primary sources of cash in the fiscal year 2012 period were increased profitable operations, collection of accounts receivable and net increase in trade payables.  These inflows were partially offset by increased inventory and accrued expenses.  For the three months ended July 31, 2011 and 2010, the Company incurred over $1.0 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2012, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the three months ended July 31, 2011 and 2010, was $333,000 and $1.2 million, respectively.  The Company redeemed marketable securities in the amount of $4.5 million in fiscal year 2012 and $1.5 million in fiscal year 2011.  These proceeds and other cash was reinvested in additional marketable securities for the periods ended July 31, 2011 and 2010 in the amount of $4.3 million and $2.5 million, respectively.  In the fiscal year 2012 and 2011 periods, the Company acquired property, plant and equipment in the amount of $520,000 and $243,000, respectively.  The Company may continue to acquire, sell or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities and capital equipment acquisitions.  Property, plant and equipment purchases for of the full fiscal year 2012 are expected to be less than $2.0 million.  Internally generated cash is adequate to acquire this level of property, plant and equipment.

Net cash used in financing activities for the three months ended July 31, 2011 and 2010, was $53,000 and $70,000, respectively.  In each quarter the Company made payments against its capital lease obligations.  In the three months ended July 31, 2011, such cash outflows were partially offset by $13,000 of proceeds from the exercise of employee stock options.

15 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2011, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop and improve products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2012, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of July 31, 2011, the Company's consolidated backlog amounted to approximately $67 million.  Approximately 60% of this backlog is expected to be filled in the next twelve months.  Included in the backlog at July 31, 2011 is approximately $3.7 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of July 31, 2011, was approximately $3.7 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least July 31, 2012.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
———————————

Item 4.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of July 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

16 of 18

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Material Weaknesses in Internal Control over Financial Reporting

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

As disclosed in its Form 10-K for the year ended April 30, 2011, the Company has identified several material weaknesses in its internal control over financial reporting.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at July 31, 2011, for the first quarter of fiscal year 2012, there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2011, and therefore the weaknesses previously identified by management continued to exist at July 31, 2011.  In order to remediate the material weaknesses, during fiscal year 2012, management will continue to review and document the policies and procedures at its Gillam-FEI and FEI-Zyfer subsidiaries and ensure that testing of their internal controls are completed during fiscal year 2012.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101 –
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

17 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2011	BY	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal
financial officer

18 of 18