Form 10-Q
period 2011-10-31
FREQUENCY ELECTRONICS INC
filed 2011-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2011

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
Yes ☐                      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 2011 – 8,338,107

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - October 31, 2011 and April 30, 2011	3

Condensed Consolidated Statements of Operations Six Months Ended October 31, 2011 and 2010	4

Condensed Consolidated Statements of Operations Three Months Ended October 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4- Controls and Procedures	18-19

Part II. Other Information:

Item 6 - Exhibits	19

Signatures	20

Exhibits

2 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2011	2011
	(UNAUDITED)	(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,644	$5,275
Marketable securities	18,306	15,357
Accounts receivable, net of allowance for doubtful accounts of $258	7,128	11,663
Costs and estimated earnings in excess of billings, net	7,402	2,409
Inventories, net	30,447	28,172
Deferred income taxes	2,644	2,580
Prepaid income taxes, expenses and other	1,932	2,280
Total current assets	69,503	67,736

Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,942	7,163
Deferred income taxes	750	750
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,764	9,409
Investment in and loans receivable from affiliates	3,363	3,738
Other assets	817	817
Total assets	$91,357	$89,831

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$1,437	$1,654
Accrued liabilities	4,906	5,457
Capital lease obligations	276	275
Total current liabilities	6,619	7,386
Capital lease obligation- noncurrent	45	181
Deferred compensation	10,042	9,827
Deferred rent and other liabilities	859	902
Total liabilities	17,565	18,296

Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	50,296	49,868
Retained earnings	13,406	11,286
	72,866	70,318

Common stock reacquired and held in treasury - at cost (841,083 shares at October 31, 2011 and 865,734 shares at April 30, 2011)	(3,855)	(3,975)
Accumulated other comprehensive income	4,781	5,192
Total stockholders' equity	73,792	71,535
Total liabilities and stockholders' equity	$91,357	$89,831

See accompanying notes to condensed consolidated financial statements.

3 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,
(Unaudited)

	2011	2010
	(In thousands except per share data)

Revenues	$30,994	$24,652
Cost of revenues	18,738	15,102
Gross margin	12,256	9,550

Selling and administrative expenses	6,626	5,560
Research and development expense	2,071	2,389
Operating profit	3,559	1,601

Other income (expense):
Investment income	260	179
Equity (loss) income	(117)	28
Impairment of investment in and loans receivable from affiliate	(350)	-
Interest expense	(50)	(64)
Other income (expense), net	88	(89)
Income before provision for income taxes	3,390	1,655
Provision for income taxes	1,270	820
Net income	$2,120	$835

Net income per common share
Basic	$0.26	$0.10
Diluted	$0.25	$0.10

Weighted average shares outstanding
Basic	8,311,679	8,242,481
Diluted	8,540,065	8,302,405

See accompanying notes to consolidated condensed financial statements.

4 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,
(Unaudited)

	2011	2010
	(In thousands except per share data)

Revenues	$15,055	$12,528
Cost of revenues	8,943	7,724
Gross margin	6,112	4,804

Selling and administrative expenses	3,464	2,765
Research and development expense	873	1,227
Operating profit	1,775	812

Other income (expense):
Investment income	135	99
Equity loss	(136)	(1)
Impairment of investment in and loans receivable from affiliate	(350)	-
Interest expense	(26)	(29)
Other income (expense), net	8	(83)
Income before provision for income taxes	1,406	798
Provision for income taxes	630	470
Net income	$776	$328

Net income per common share
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average shares outstanding
Basic	8,318,874	8,251,391
Diluted	8,540,902	8,323,303

See accompanying notes to condensed consolidated financial statements.

5 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$2,120	$835
Non-cash charges to earnings and non-operating income or loss, net	2,973	1,988
Net changes in operating assets and liabilities	(4,681)	(4,665)
Net cash provided by (used in) operating activities	412	(1,842)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	5,111	1,500
Purchase of marketable securities	(8,222)	(2,500)
Loan to related party	(92)	-
Purchase of fixed assets	(855)	(694)
Net cash used in investing activities	(4,058)	(1,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	13	-
Payment of lease obligations	(138)	(120)
Net cash used in financing activities	(125)	(120)

Net decrease in cash and cash equivalents before effect of exchange rate changes	(3,771)	(3,656)

Effect of exchange rate changes on cash and cash equivalents	140	1,086

Net decrease in cash and cash equivalents	(3,631)	(2,570)

Cash and cash equivalents at beginning of period	5,275	9,954

Cash and cash equivalents at end of period	$1,644	$7,384

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46	$60
Income Taxes	$828	$1,370

See accompanying notes to condensed consolidated financial statements.

6 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2011 and the results of its operations and cash flows for the six and three months ended October 31, 2011 and 2010.  The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:
	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Weighted average shares outstanding:
Basic	8,311,679	8,242,481	8,318,874	8,251,391
Effect of dilutive securities	228,386	59,924	222,028	71,912
Diluted	8,540,065	8,302,405	8,540,902	8,323,303

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Outstanding options and SARS excluded	382,875	966,775	733,375	966,775

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2011 and April 30, 2011, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2011	April 30, 2011
	(In thousands)
Costs and estimated earnings in excess of billings	$8,379	$3,711
Billings in excess of costs and estimated earnings	(977)	(1,302)
Net asset	$7,402	$2,409

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. During the six and three months ended October 31, 2011, revenue recognized under percentage of completion contracts was approximately $17.9 million and $9.6 million, respectively.  During the six and three months ended October 31, 2010, such revenue was approximately $10.5 million and $5.5 million, respectively.

7 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2011, the Company made a contribution of 21,585 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  In addition, the Company issued 3,066 shares from treasury upon the exercise of stock options and SARs by certain employees.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2011	April 30, 2011
	(In thousands)
Raw Materials and Component Parts	$13,574	$13,477
Work in Progress	14,256	11,921
Finished Goods	2,617	2,774
	$30,447	$28,172

As of October 31, 2011 and April 30, 2011, of total inventory, approximately $18.4 million and $19.7 million, respectively, is located in the United States, approximately $11.4 million and $7.8 million, respectively, is located in Belgium and approximately $700,000 as of each date, is located in China.

NOTE F – COMPREHENSIVE INCOME

For the six and three months ended October 31, 2011 and 2010, comprehensive income is composed of (in thousands):

	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Net income	$2,120	$835	$776	$328
Foreign currency translation adjustment	(304)	1,082	(635)	2,012
Change in market value of marketable securities	(168)	199	15	113
Deferred tax effect of change in marketable securities	61	-	(5)	-
Comprehensive income	$1,709	$2,116	$151	$2,453

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Revenues:
FEI-NY	$21,975	$15,168	$11,361	$7,527
Gillam-FEI	3,669	5,203	1,680	2,230
FEI-Zyfer	6,587	5,657	2,814	3,160
less intersegment revenues	(1,237)	(1,376)	(800)	(389)
Consolidated revenues	$30,994	$24,652	$15,055	$12,528

Operating profit (loss):
FEI-NY	$4,055	$1,465	$2,165	$565
Gillam-FEI	(487)	40	(257)	(76)
FEI-Zyfer	242	290	49	451
Corporate	(251)	(194)	(182)	(128)
Consolidated operating profit	$3,559	$1,601	$1,775	$812

	October 31, 2011	April 30, 2011
Identifiable assets:
FEI-NY (approximately $3.1 million in China)	$39,994	$37,912
Gillam-FEI (all in Belgium or France)	19,474	20,875
FEI-Zyfer	7,235	8,434
less intersegment balances	(13,093)	(16,295)
Corporate	37,747	38,905
Consolidated identifiable assets	$91,357	$89,831

NOTE H – RELATED PARTY TRANSACTIONS

The Company has an equity interest in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”).  During the six and three month periods ended October 31, 2011 and 2010, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies.  The Company also receives interest from Elcom under two notes receivable due December 28, 2011 and January 23, 2012.  The table below summarizes these transactions:
	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Purchases from:
Morion	$145,000	$37,000	$60,000	$20,000
Elcom	16,000	314,000	-	279,000
Sales to:
Morion	$1,007,000	$200,000	$241,000	$72,000
Elcom	4,000	133,000	4,000	75,000
Interest on Elcom notes receivable	$43,000	$47,000	$21,000	$22,000

9 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six and three months ended October 31, 2011, the Company provided an additional $92,400 under an existing shareholder note from Elcom due January 23, 2012.  The total amount due to the Company from Elcom under notes receivable is $1.9 million and is included in investment in and notes receivable from affiliates.

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  For the six and three months ended October 31, 2011, the Company determined that its investment was impaired and the collectibility of the notes receivable may be reduced.  Accordingly, the Company recorded an investment impairment charge of $200,000 and an additional $150,000 allowance against notes receivable.   No impairment charges were recorded during the six and three months ended October 31, 2010.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2011 and April 30, 2011 are as follows (in thousands):
	October 31, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$12,575	$276	$(29)	$12,822
Equity securities	5,299	317	(132)	5,484
	$17,874	$593	$(161)	$18,306

	April 30, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,741	$256	$(2)	$11,995
Equity securities	3,016	346	-	3,362
	$14,757	$602	$(2)	$15,357

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2011
Fixed Income Securities	$3,834	$(29)	$-	$-	$3,834	$(29)
Equity Securities	1,040	(132)	-	-	1,040	(132)
	$4,874	$(161)	$-	$-	$4,874	$(161)
April 30, 2011
Fixed Income Securities	$1,426	$(2)	$-	$-	$1,426	$(2)
Equity Securities	-	-	-	-	-	-
	$1,426	$(2)	$-	$-	$1,426	$(2)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2011 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

10 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended October 31, 2011 and 2010, the Company redeemed available-for-sale securities in the amount of $5.1 million and $1.5 million, respectively, and realized a gain of $7,000 in the fiscal year 2012 period and a loss of $27,800 for the same period in fiscal year 2011.  These amounts are included in the determination of net income for each period.

Maturities of fixed income securities classified as available-for-sale at October 31, 2011 are as follows, at cost (in thousands):

Current	$2,005
Due after one year through five years	9,650
Due after five years through ten years	920
$12,575
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

NOTE J – INCOME TAXES

As of the end of fiscal year 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the six and three months ended October 31, 2011, the Company recorded a provision for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  In the same periods of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in effect at that time.  As of October 31, 2011 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

NOTE K – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued standards which require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The option to present items of other comprehensive income in the statement of changes in equity is eliminated.  The new standard is effective as of the beginning of a fiscal year beginning after December 15, 2011 with earlier adoption permitted.  This standard, upon adoption by the Company at the beginning of its fiscal year 2013, will have no impact on the Company’s financial condition, results of operations and cash flows but will require the Company to present comprehensive income in a different manner than it currently does in interim and annual financial reports.

*********************

11 of 20

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

12 of 20

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2012 and 2011 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2011	2010	2011	2010
Revenues
FEI-NY	70.9%	61.5%	75.4%	60.1%
Gillam-FEI	11.8	21.1	11.2	17.8
FEI-Zyfer	21.3	22.9	18.7	25.2
Less intersegment revenues	(4.0)	(5.5)	(5.3)	(3.1)
	100.0	100.0	100.0	100.0
Cost of revenues	60.5	61.3	59.4	61.6
Gross margin	39.5	38.7	40.6	38.4
Selling and administrative expenses	21.4	22.5	23.0	22.1
Research and development expenses	6.7	9.7	5.8	9.8
Operating profit	11.4	6.5	11.8	6.5
Other income (expense), net	(0.5)	0.2	(2.4)	(0.1)
Pretax income	10.9	6.7	9.4	6.4
Provision for income taxes	4.1	3.3	4.2	3.8
Net income	6.8%	3.4%	5.2%	2.6%

13 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions)

Revenues	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2011	2010	Change		2011	2010	Change
FEI-NY	$22.0	$15.2	$6.8	45%	$11.3	$7.5	$3.8	51%
Gillam-FEI	3.7	5.2	(1.5)	(29)%	1.7	2.2	(0.5)	(25)%
FEI-Zyfer	6.6	5.7	0.9	16%	2.8	3.2	(0.4)	(11)%
Intersegment revenues	(1.3)	(1.4)	0.1		(0.8)	(0.4)	(0.4)
	$31.0	$24.7	$6.3	26%	$15.0	$12.5	$2.5	20%

Fiscal year 2012 compared to fiscal year 2011: The 26% and 20% increases in consolidated revenues for the six and three months ended October 31, 2011, respectively, compared to the same periods of fiscal year 2011, was generated primarily from satellite payload programs as a result of recent contract bookings in the FEI-NY segment. In the fiscal year 2012 periods, revenues from commercial and U.S. Government satellite programs accounted for approximately half of consolidated revenues compared to approximately 30% during the same periods of fiscal year 2011. Revenues on these long-term contracts are recognized primarily under the percentage of completion method. Increased network infrastructure revenues generated by the FEI-Zyfer segment were offset by declines in that business area in the Gillam-FEI segment. Network infrastructure revenues were approximately 20% of consolidated revenues for the six months ended October 31, 2011 compared to approximately 25% for the same period of fiscal year 2011. In the fiscal year 2012 periods, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately 20% of consolidated revenues compared to more than 25% for the same periods of fiscal year 2011. The percentage decreases in the network infrastructure and U.S. Government/DOD market areas are mostly due to higher satellite payload revenues recorded in fiscal year 2012.

Fiscal year 2011 compared to fiscal year 2010: For the six and three months ended October 31, 2010, consolidated revenues increased by 3% and 10%, respectively, from the same periods of fiscal year 2010 due to increased revenues from both U.S. Government/DOD satellite and non-satellite programs partially offset by declines in revenue from wireless infrastructure products recorded in the FEI-NY and FEI-Zyfer segments. Revenues from wireline telecommunications products which are sold by both Gillam-FEI and FEI-Zyfer, were relatively flat in fiscal year 2011 compared to the same periods of fiscal year 2010. Revenues from satellite payload programs which are recorded in the FEI-NY segment, accounted for one-third of the Company’s revenues with U.S. Government space programs increasing over 15% year-over-year. These increases were partially offset by continued low levels of activity in commercial satellite space programs. Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, also increased over 15% year-over-year and accounted for more than 25% of consolidated revenue in each of the fiscal year 2011 periods compared to approximately 25% in each of the fiscal year 2010 periods.

For the remainder of fiscal year 2012, the Company expects to realize increased revenues from both U.S. Government and commercial satellite payload programs as compared to the previous fiscal year. Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

Gross margin

	Six months				Three months
	Periods ended October 31,
	2011	2010	Change		2011	2010	Change
	$12,256	$9,550	$2,706	28%	$6,112	$4,804	$1,308	27%
GM Rate	39.5%	38.7%			40.6%	38.4%

14 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The improvement in gross margin for the six and three months ended October 31, 2011 compared to the same periods in the prior fiscal year reflects the increased revenue recorded in the fiscal year 2012 periods. The different mix of programs on which the Company is working in the fiscal year 2012 periods accounted for the increases in gross margin rates compared to the six and three months ended October 31, 2010. Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs. The gross margin rates recorded in the fiscal year 2012 and 2011 periods are in the range of the Company’s targeted rate of 40%. The Company anticipates that its gross margin rates for the remainder of fiscal year 2012 will reach or exceed its target rate.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2011	2010	Change		2011	2010	Change
$6,626	$5,560	$1,066	19%	$3,464	$2,765	$699	25%

For the six and three months ended October 31, 2011 and 2010, selling and administrative expenses exceeded the Company’s targeted rate of 20% of consolidated revenues. (See the table on page 13.) The increase in expenses in the fiscal year 2012 periods compared to the same periods of fiscal year 2011 is due to increased accruals for incentive compensation resulting from greater profitability as well as increased stock-based compensation and deferred compensation expenses. For the remainder of fiscal year 2012, the Company expects selling and administrative expenses to be incurred at approximately the same rate and may exceed the Company’s target of 20% of revenues or less.

Research and development expense

Six months				Three months
Periods ended October 31,
2011	2010	Change		2011	2010	Change
$2,071	$2,389	$(318)	(13)%	$873	$1,227	$(354)	(29)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues. Research and development (“R&D”) spending for the six and three month periods ended October 31, 2011 was 7% and 6% of revenues, respectively, compared to the same periods of fiscal year 2011 when R&D spending was approximately 10% of revenues, the Company’s target rate. R&D spending in the fiscal year 2012 periods continued to facilitate development of new satellite payload products from DC to Ka Band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators. The lower rate and lower R&D expenditures in the fiscal year 2012 periods are due primarily to the dedication of resources to customer-funded programs rather than to internal research and development programs. The cost of this customer-funded development effort appears in cost of revenues, thus reducing the level of internal research and development spending. Although funding is obtained from customers, the rights to any products developed are retained by the Company. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For the remainder of fiscal year 2012, the Company anticipates that internal research and development spending will be less than 10% of revenues. Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Six months				Three months
Periods ended October 31,
2011	2010	Change		2011	2010	Change
$3,559	$1,601	$1,958	122%	$1,775	$812	$963	119%

Increased revenues and improved gross margin rates enabled the Company to record an approximately 120% improvement in operating profit for both the six and three months ended October 31, 2011, compared to the same periods of fiscal year 2011. The Company anticipates that at the current increased level of business and having implemented certain operational efficiencies, that it can achieve operating profit in excess of 10% of revenues. The Company anticipates that it will generate operating profit for the full fiscal year 2012.

15 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2011	2010	Change		2011	2010		Change
Investment income	$260	$179	$81	45%	$135		$99		$36	36%
Equity (loss) income	(117)	28	(145)	(518)%	(136)		(1)		(135)	(135)%
Impairment charge	(350)	-	(350)	NM	(350)		-		(350)	NM
Interest expense	(50)	(64)	14	22%	(26)		(29)		3	10%
Other expense, net	88	(89)	177	NM	8		(83)		91	NM
	$(169)	$54	$(223)	NM	$(369)	$	(14)	$	(355)	NM

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities. During the six months ended October 31, 2011 and 2010, the Company redeemed marketable securities which resulted in a realized gain of approximately $7,000 and a loss of approximately $28,000, respectively.

Equity (loss) or income in the six and three months ended October 31, 2011 and 2010 represents the Company’s share of the quarterly income or loss recorded by Elcom Technologies in which the Company owns a 25% interest. In addition, based on comparisons to comparable companies as well as Elcom’s recent financial results and forecasts of future results, the Company recorded an impairment charge against its investment in the amount of $200,000 and also increased an allowance against notes receivable in the amount of $150,000 for the six and three months ended October 31, 2011.

The decrease in interest expense for the six and three months ended October 31, 2011 compared to the same periods of fiscal year 2011 is due to lower levels of lease obligations in the fiscal year 2012 periods.

Other income in the six and three months ended October 31, 2011 resulted primarily from realized gains of approximately $137,000 and $46,000, respectively, derived from the excess of proceeds over the cash values of life insurance policies covering a former employee. This gain was partially offset by other insignificant non-operating expenses that were similar in type and amount to the prior fiscal year.

Income tax provision

Six months				Three months
Periods ended October 31,
2011	2010	Change		2011	2010	Change
$1,270	$820	$450	55%	$630	$470	$160	34%
Effective tax rate on pre-tax book income:
37.5%	49.5%			44.8%	58.9%

The provision for income taxes for the six and three months ended October 31, 2011 increased over the same period of fiscal year 2011 due to the more than 100% increase in pretax income. However, the effective tax rate in fiscal year 2012 is expected to be lower than that recorded in the first three quarters of fiscal year 2011 substantially due to the reduction of the previous full valuation allowance on the deferred tax assets of the Company’s U.S. subsidiaries in the fourth quarter of fiscal year 2011. For the six months ended October 31, 2011, the Company recorded a provision for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences. In the same quarter of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in effect at October 31, 2010. As of October 31, 2011 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

16 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company is subject to taxation in several countries as well as the states of New York and California. The statutory federal rates are 34% in the United States and Belgium. The effective rate is impacted by the losses of the Company’s European and Asian subsidiaries and the Company’s impairment charges related to Elcom Technologies for which no current tax benefits are derived. In addition, the Company utilizes the availability of research and development tax credits and domestic production credits in the United States to lower its tax rate. The Company’s effective tax rate is affected by the expected utilization of certain state net operating loss carryforwards. As of April 30, 2011, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.3 million, which will offset future foreign taxable income. As of April 30, 2011, the domestic U.S. tax loss carryforward for state income tax purposes is approximately $1.9 million in New York and $2.3 million in California.

Net income

Six months				Three months
Periods ended October 31,
2011	2010	Change		2011	2010	Change
$2,120	$835	$1,285	154%	$776	$328	$448	137%

As detailed above, for the six and three months ended October 31, 2011, higher revenues accompanied by only moderately higher expenses and a lower effective tax rate, enabled the Company to more than double its net income compared to the same periods of fiscal year 2011. The Company expects to record higher revenue and to realize improved gross and operating margins throughout fiscal year 2012 and anticipates that it will report higher profits than that achieved in fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $62.9 million at October 31, 2011, compared to $60.3 million at April 30, 2011. Included in working capital at October 31, 2011 is $19.9 million of cash, cash equivalents and marketable securities. The Company’s current ratio at October 31, 2011 is 10.5 to 1.

For the six months ended October 31, 2011, the Company had positive cash flow from operating activities of $412,000 compared to $1.8 million used in operations in the comparable fiscal year 2011 period.  The primary sources of cash in the fiscal year 2012 period were increased profitable operations and reduced estimated tax payments.  These inflows were partially offset by increases in inventory, accounts receivable, including costs and estimated earnings in excess of billings (unbilled receivables) and accrued expenses.  The increase in costs and estimated earnings in excess of billings is due to the increase in the Company’s long-term satellite payload contracts which are accounted for using the percentage of completion method.  Under this method revenue was recognized but contractual milestones were not yet billed in accordance with the terms of the contracts.  For the six months ended October 31, 2011 and 2010, the Company incurred approximately $3.0 million and $2.0 million, respectively, of non-cash operating expenses, such as depreciation and amortization, impairment charges on its investment in an affiliate and accruals for employee benefit programs.  For the balance of fiscal year 2012, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the six months ended October 31, 2011 and 2010, was $4.1 million and $1.7 million, respectively. The Company redeemed marketable securities in the amount of $5.1 million in the fiscal year 2012 period and $1.5 million in the fiscal year 2011 period. These proceeds and other cash was reinvested in additional marketable securities for the periods ended October 31, 2011 and 2010 in the amount of $8.2 million and $2.5 million, respectively. In the fiscal year 2012 and 2011 periods, the Company acquired property, plant and equipment in the amount of $855,000 and $694,000, respectively. During the six months ended October 31, 2011, the Company provided an additional loan to Elcom in the amount of $92,000. The Company may continue to acquire, sell or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities and capital equipment acquisitions. Property, plant and equipment purchases for the full fiscal year 2012 are expected to be less than $2.0 million. Internally generated cash is adequate to acquire this level of property, plant and equipment.

Net cash used in financing activities for the six months ended October 31, 2011 and 2010, was $125,000 and $120,000, respectively. In each quarter the Company made payments against its capital lease obligations. In the six months ended October 31, 2011, such cash outflows were partially offset by $13,000 of proceeds from the exercise of employee stock options and stock appreciation rights.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. As of October 31, 2011, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

17 of 20

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

As of October 31, 2011, the Company's consolidated backlog amounted to approximately $65 million. Approximately 60% of this backlog is expected to be filled in the next twelve months. Included in the backlog at October 31, 2011 is approximately $2.0 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least October 31, 2012.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
———————————

Item 4.
Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of October 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

18 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As disclosed in its Form 10-K for the year ended April 30, 2011, the Company has identified several material weaknesses in its internal control over financial reporting. While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at October 31, 2011, for the first six months of fiscal year 2012 there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2011, and therefore the weaknesses previously identified by management continued to exist at October 31, 2011. In order to remediate the material weaknesses, during fiscal year 2012, management will continue to review and document the policies and procedures at its Gillam-FEI and FEI-Zyfer subsidiaries and ensure that testing of their internal controls are completed during fiscal year 2012. Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 6 - Exhibits
31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 -	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 –
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2011	BY	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer

20 of 20