Form 10-Q
period 2012-01-31
FREQUENCY ELECTRONICS INC
filed 2012-03-16
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2012

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 2012 – 8,346,623

Frequency Electronics, Inc. and Subsidiaries

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
January 31, 2012 and April 30, 2011	3

Condensed Consolidated Statements of Operations
Nine Months Ended January 31, 2012 and 2011	4

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4- Controls and Procedures	20

Part II. Other Information:

Item 6 - Exhibits	21

Signatures	22

Exhibits	23-25

2 of 25

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2012	2011
	(UNAUDITED)	(NOTE A)

	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$4,548	$5,275
Marketable securities	18,077	15,357
Accounts receivable, net of allowance for doubtful accounts of $368 at January 31, 2012 and $258 at April 30, 2011	7,662	11,663
Costs and estimated earnings in excess of billings, net	7,433	2,409
Inventories	31,072	28,172
Deferred income taxes	2,574	2,580
Prepaid income taxes, expenses and other	1,448	2,280
Total current assets	72,814	67,736
Property, plant and equipment, at cost, less accumulated depreciation and amortization	6,623	7,163
Deferred income taxes	750	750
Goodwill and other intangible assets	218	218
Cash surrender value of life insurance and cash held in trust	9,893	9,409
Investment in and loans receivable from affiliates	3,012	3,738
Other assets	817	817
Total assets	$94,127	$89,831
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$2,581	$275
Accounts payable - trade	1,170	1,654
Accrued liabilities	5,182	5,457
Total current liabilities	8,933	7,386
Capital lease obligation- noncurrent	-	181
Deferred compensation	10,126	9,827
Deferred rent and other liabilities	712	902
Total liabilities	19,771	18,296
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	50,542	49,868
Retained earnings	14,480	11,286
	74,186	70,318
Common stock reacquired and held in treasury - at cost (817,317 shares at January 31, 2012 and 865,734 shares at April 30, 2011)	(3,739)	(3,975)
Accumulated other comprehensive income	3,909	5,192
Total stockholders' equity	74,356	71,535
Total liabilities and stockholders' equity	$94,127	$89,831

See accompanying notes to condensed consolidated financial statements.

3 of 25

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Nine Months Ended January 31,

(Unaudited)

	2012	2011
	(In thousands except per share data)

Revenues	$46,442	$37,287
Cost of revenues	27,970	22,888
Gross margin	18,472	14,399

Selling and administrative expenses	10,017	8,380
Research and development expense	2,954	3,622
Operating profit	5,501	2,397

Other income (expense):
Investment income	473	269
Equity (loss) income	(451)	21
Impairment of investment in and loans receivable from affiliate	(350)	-
Interest expense	(77)	(91)
Other expense, net	(132)	(92)
Income before provision for income taxes	4,964	2,504
Provision for income taxes	1,770	1,160
Net income	$3,194	$1,344

Net income per common share
Basic	$0.38	$0.16
Diluted	$0.37	$0.16

Weighted average shares outstanding
Basic	8,319,740	8,249,225
Diluted	8,537,591	8,325,665

See accompanying notes to consolidated condensed financial statements.

4 of 25

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended January 31,

(Unaudited)

	2012	2011
	(In thousands except per share data)

Revenues	$15,448	$12,635
Cost of revenues	9,233	7,786
Gross margin	6,215	4,849

Selling and administrative expenses	3,390	2,820
Research and development expense	882	1,233
Operating profit	1,943	796

Other income (expense):
Investment income	214	89
Equity loss	(335)	(7)
Interest expense	(26)	(27)
Other expense, net	(222)	(3)
Income before provision for income taxes	1,574	848
Provision for income taxes	500	340
Net income	$1,074	$508

Net income per common share
Basic	$0.13	$0.06
Diluted	$0.13	$0.06

Weighted average shares outstanding
Basic	8,323,912	8,262,713
Diluted	8,508,297	8,372,187

See accompanying notes to condensed consolidated financial statements.

5 of 25

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,

(Unaudited)

	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$3,194	$1,344
Non-cash charges to earnings, net	4,886	2,997
Net changes in operating assets and liabilities	(6,804)	(2,317)
Net cash provided by operating activities	1,276	2,024

Cash flows from investing activities:
Proceeds from sale of marketable securities	6,111	3,000
Purchase of marketable securities	(8,757)	(6,147)
Loan to affiliate	(92)	-
Purchase of fixed assets	(1,124)	(1,114)
Net cash used in investing activities	(3,862)	(4,261)

Cash flows from financing activities:
Proceeds from short-term credit obligations	2,350	-
Debt payments	(203)	(181)
Exercise of stock options	13	15
Net cash provided by (used in) financing activities	2,160	(166)

Net decrease in cash and cash equivalents before effect of exchange rate changes	(426)	(2,403)

Effect of exchange rate changes on cash and cash equivalents	(301)	860

Net decrease in cash and cash equivalents	(727)	(1,543)

Cash and cash equivalents at beginning of period	5,275	9,954

Cash and cash equivalents at end of period	$4,548	$8,411

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72	$201
Income Taxes	$1,128	$1,899

See accompanying notes to condensed consolidated financial statements.

6 of 25

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2012 and the results of its operations and cash flows for the nine and three months ended January 31, 2012 and 2011. The April 30, 2011 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2011. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011
Basic EPS Shares outstanding (weighted average)	8,319,740	8,249,225	8,323,912	8,262,713
Effect of Dilutive Securities	217,851	76,440	184,385	109,474
Diluted EPS Shares outstanding	8,537,591	8,325,665	8,508,297	8,372,187

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

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011

Outstanding Options and SARS excluded	733,375	900,775	746,375	900,775

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2012 and April 30, 2011, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2012	April 30, 2011
	(In thousands)
Costs and estimated earnings in excess of billings	$7,921	$3,711
Billings in excess of costs and estimated earnings	(488)	(1,302)
Net asset	$7,433	$2,409

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. During the nine and three months ended January 31, 2012, revenue recognized under percentage of completion contracts was approximately $26.9 million and $9.0 million, respectively. For the nine and three months ended January 31, 2011, such revenue was approximately $15.4 million and $4.9 million, respectively.

7 of 25

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2012	April 30, 2011
	(In thousands)

Raw Materials and Component Parts	$13,497	$13,477
Work in Progress	15,127	11,921
Finished Goods	2,448	2,774
	$31,072	$28,172

As of January 31, 2012 and April 30, 2011, approximately $19.4 million and $19.7 million, respectively, of total inventory is located in the United States, approximately $11.0 million and $7.8 million, respectively, is located in Belgium and $650,000 and $700,000, respectively, is located in China.

NOTE E – COMPREHENSIVE INCOME

For the nine and three months ended January 31, 2012 and 2011, comprehensive income (loss) is composed of (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011
Net income	$3,194	$1,344	$1,074	$508
Foreign currency translation adjustment	(1,300)	558	(996)	(524)
Change in market value of marketable securities	26	120	194	(79)
Deferred tax effect of change in marketable securities	(9)	-	(70)	-
Comprehensive income (loss)	$1,911	$2,022	$202	$(95)

NOTE F – SEGMENT INFORMATION

The Company operates under three reportable segments based on the geographic locations of its subsidiaries:

(1)	FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.
(2)	Gillam-FEI - operates out of Belgium and France and primarily sells wireline synchronization and network management systems in non-U.S. markets. All sales from Gillam-FEI to the United States are to other segments of the Company.
(3)	FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications. This segment also provides sales and support for the Company’s wireline telecommunications family of products, including US5G, which are sold in the United States market.

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Asia. FEI-Asia functions primarily as a manufacturing facility for the FEI-NY segment.

8 of 25

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

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011
Revenues:
FEI-NY	$33,050	$23,080	$11,075	$7,913
Gillam-FEI	7,039	8,790	3,370	3,586
FEI-Zyfer	8,588	7,819	2,001	2,162
less intersegment revenues	(2,235)	(2,402)	(998)	(1,026)
Consolidated revenues	$46,442	$37,287	$15,448	$12,635
Operating income (loss):
FEI-NY	$6,404	$2,317	$2,348	$852
Gillam-FEI	(244)	206	243	166
FEI-Zyfer	(230)	156	(472)	(135)
Corporate	(429)	(282)	(176)	(87)
Consolidated operating income	$5,501	$2,397	$1,943	$796

	January 31, 2012	April 30, 2011
Identifiable assets:
FEI-NY (including assets in China, see note below)	$41,769	$37,912
Gillam-FEI (all in Belgium or France)	18,861	20,875
FEI-Zyfer	6,975	8,434
less intersegment balances	(13,115)	(16,295)
Corporate	39,637	38,905
Consolidated identifiable assets	$94,127	$89,831

(As of January 31, 2012 and April 30, 2011, FEI-NY assets include assets held in China of approximately $3.0 million and $3.6 million, respectively.)

Note g – ReLATED PARTY TRANSACTIONS

The Company has equity interests in two strategically important companies: Elcom Technologies, Inc. (“Elcom”) and Morion Inc. (“Morion”), accounted for on the equity and cost basis, respectively. During the nine and three month periods ended January 31, 2012 and 2011, the Company acquired technical services from Elcom, purchased crystal oscillator products from Morion and sold certain of its products to both companies. The Company also receives interest from Elcom under two notes receivable. The table below summarizes these transactions:

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011
Purchases from:
Morion	$169,000	$61,000	$24,000	$24,000
Elcom	16,000	317,000	-	3,000
Sales to:
Morion	$1,070,000	$250,000	$63,000	$50,000
Elcom	4,500	133,000	-	-

Interest on Elcom note receivable	$75,400	$68,000	$32,500	$21,000

9 of 25

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The Company measures the current market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results. For the six months ended October 31, 2011, in addition to its equity share in the income or loss of Elcom during the period, the Company determined that its investment was impaired and recorded an investment impairment charge of $200,000 and an additional $150,000 allowance against notes receivable. No additional impairment charges were recorded during the three months ended January 31, 2012 and no impairment charges were recorded during the nine and three months ended January 31, 2011. The total gross amount due to the Company from Elcom under notes receivable is $1.9 million and is included in investments in and loans receivable from affiliates. (See also Note H- Subsequent Event- Acquisition of Elcom.)

NOTE H – SUBSEQUENT EVENT- ACQUISITION OF ELCOM

In February 2012, the Company acquired the remaining outstanding shares of Elcom that it did not previously own. The Company paid a total of $5.1 million including repayment of Elcom’s outstanding indebtedness to certain other shareholders of Elcom. The Company’s notes receivable from Elcom, discussed in Note G above, were added to the Company’s investment in Elcom. Transaction costs are estimated to be between $250,000 and $300,000 of which approximately $109,000 were incurred during the nine and three months ended January 31, 2012 and are included in other expense, net. As part of the acquisition process, the Company is conducting a review of Elcom’s assets for the purpose of determining the allocation of the purchase price to tangible and intangible assets. Such allocation will be reflected in the Company’s consolidated financial statements as of the date of acquisition. Elcom’s operating results will be included in operations from that date forward.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2012 and April 30, 2011 are as follows (in thousands):

	January 31, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$12,098	$288	$(6)	$12,380
Equity securities	5,353	473	(129)	5,697
	$17,451	$761	$(135)	$18,077

	April 30, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,741	$256	$(2)	$11,995
Equity securities	3,016	346	-	3,362
	$14,757	$602	$(2)	$15,357

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2012
Fixed Income Securities	$405	$(6)	$-	$-	$405	$(6)
Equity Securities	990	(129)	-	-	990	(129)
	$1,395	$(135)	$-	$-	$1,395	$(135)
April 30, 2011
Fixed Income Securities	$1,426	$(2)	$-	$-	$1,426	$(2)
Equity Securities	-	-	-	-	-	-
	$1,426	$(2)	$-	$-	$1,426	$(2)

10 of 25

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2012 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine and three months ended January 31, 2012, the Company redeemed available-for-sale securities in the amounts of $6,100,000 and $1,000,000, respectively, and realized gains of $19,000 and $11,500, respectively, which amounts are included in the determination of net income for those periods. During the nine and three months ended January 31, 2011, the Company redeemed available-for-sale securities in the amounts of $3,000,000 and $1,500,000, respectively, and realized losses of $47,600 and $19,800, respectively, which amounts are included in the determination of net income for those periods of fiscal year 2011.

Maturities of fixed income securities classified as available-for-sale at January 31, 2012 are as follows, at cost (in thousands):

Current	$2,003
Due after one year through five years	9,126
Due after five years through ten years	969
$12,098

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

Note J - Recently Issued Accounting Pronouncements

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

11 of 25

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

NOTE K – INCOME TAXES

As of the end of fiscal year 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries. Consequently, for the nine and three months ended January 31, 2012, the Company recorded a provision for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences. In the same periods of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in effect at that time. As of January 31, 2012 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

NOTE L – TREASURY STOCK TRANSACTIONS

During the nine month period ended January 31, 2012, the Company made contributions of 30,101 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan. During the same period, the Company issued 3,066 shares from treasury upon the exercise of stock options and SARs by certain employees. In December 2011, in celebration of the Company’s 50th anniversary, 50 shares of its common stock was awarded to each of its employees in the United States and Europe or a total of 15,250 shares from treasury. An expense of approximately $119,000 was recorded for the nine and three months ended January 31, 2012, in connection with this stock award.

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

12 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

13 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2012 and 2011 (which end on April 30, 2012 and 2011, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2012	2011	2012	2011
Revenues
FEI-NY	71.1%	61.9%	71.7%	62.6%
Gillam-FEI	15.2	23.6	21.8	28.4
FEI-Zyfer	18.5	21.0	13.0	17.1
Less intersegment revenues	(4.8)	(6.5)	(6.5)	(8.1)
	100.0	100.0	100.0	100.0
Cost of revenues	60.2	61.4	59.8	61.6
Gross Margin	39.8	38.6	40.2	38.4
Selling and administrative expenses	21.5	22.5	21.9	22.3
Research and development expenses	6.4	9.7	5.7	9.8
Operating Profit	11.9	6.4	12.6	6.3
Other (expense) income, net	(1.2)	0.3	(2.4)	0.4
Pretax Income	10.7	6.7	10.2	6.7
Provision for income taxes	3.8	3.1	3.2	2.7
Net Income	6.9%	3.6%	7.0%	4.0%

(Note: All dollar amounts in following tables are in thousands, except Revenues which are in millions.

Dollar amounts in the narratives are in approximate actual amounts.)

Revenues	(in millions)
	Nine months				Three months
	Periods ended January 31,
Segment	2012	2011	Change		2012	2011	Change
FEI-NY	$33.0	$23.1	$9.9	43%	$11.1	$7.9	$3.2	40%
Gillam-FEI	7.0	8.8	(1.8)	(20)%	3.3	3.5	(0.2)	(6)%
FEI-Zyfer	8.6	7.8	0.8	10%	2.0	2.2	(0.2)	(7)%
Intersegment revenues	(2.2)	(2.4)	0.2		(1.0)	(1.0)	-
	$46.4	$37.3	$9.1	25%	$15.4	$12.6	$2.8	22%

Fiscal year 2012 compared to fiscal year 2011: The 25% and 22% increases in consolidated revenues for the nine and three months ended January 31, 2012, respectively, compared to the same periods of fiscal year 2011, were generated primarily from the FEI-NY segment’s satellite payload programs. In the fiscal year 2012 periods, revenues from commercial and U.S. Government satellite programs accounted for approximately half of consolidated revenues compared to approximately 30% during the same periods of fiscal year 2011. Revenues on these long-term contracts are recognized primarily under the percentage of completion method. Increased network infrastructure revenues generated by the FEI-Zyfer segment were offset by declines in that business area in the Gillam-FEI segment and lower wireless infrastructure sales in the FEI-NY segment. Network infrastructure revenues were less than 20% of consolidated revenues for the nine months ended January 31, 2012 compared to approximately 25% for the same period of fiscal year 2011. In the fiscal year 2012 periods, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately 20% of consolidated revenues compared to more than 25% for the same periods of fiscal year 2011. The lower ratio of U.S. Government/DOD revenues to consolidated revenues in fiscal year 2012 is due mostly to higher satellite payload revenues in the current fiscal year.

14 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Fiscal year 2011 compared to fiscal year 2010: The increase in revenues for the nine months ended January 31, 2011 compared to the same period of fiscal year 2010, was the result of increased revenue from both U.S. Government/DOD satellite and non-satellite programs partially offset by continuing declines in revenue from wireless infrastructure products recorded in the FEI-NY and FEI-Zyfer segments. Revenues for the three month periods ended January 31, 2011 and 2010, were approximately the same but network infrastructure revenues increased substantially due to increased sales to certain wireless infrastructure OEM’s. Revenues from satellite payload programs, which are recorded in the FEI-NY segment, and recognized primarily under the percentage of completion method, accounted for one-third of the Company’s revenues with U.S. Government space programs increasing 10% year-over-year. However, for the third quarter ended January 31, 2011, the Company recognized less satellite payload revenue than it did in the prior year period. This decrease was primarily attributable to program funding limitations on certain U.S. Government programs. The Company recognizes revenue only to the amounts funded even though it has firm contracts for higher amounts. Revenues from U.S. Government/DOD non-space programs, which are recorded in the FEI-NY and FEI-Zyfer segments, increased approximately 10% year-over-year for the nine months ended January 31, 2011 but decreased by 7% in the third quarter of fiscal year 2011 due to delays in booking new U.S. Government business in FEI-Zyfer.

For the remainder of fiscal year 2012, the Company expects to realize increased revenues from both U.S. Government and commercial satellite payload programs as compared to the previous fiscal year. Similarly, the Company expects to realize continued sales growth in U.S. Government/DOD non-space programs and from wireline telecommunication infrastructure products.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2012	2011	Change		2012	2011	Change
	$18,472	$14,399	$4,073	28%	$6,215	$4,849	$1,366	28%

GM Rate	39.8%	38.6%			40.2%	38.4%

The improvement in gross margins and gross margin rates for the nine and three months ended January 31, 2012 compared to the same periods a year ago reflect the more than 20% increase in sales and the change in product mix. Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs. The gross margin rates recorded in the fiscal year 2012 and 2011 periods are in the range of the Company’s targeted rate of 40%. The Company anticipates that its gross margin rates for the remainder of fiscal year 2012 will reach or exceed its target rate and total gross margin will be greater than the prior fiscal year on higher sales volume.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2012	2011	Change		2012	2011	Change
$10,017	$8,380	$1,637	20%	$3,390	$2,820	$570	20%

For the nine and three months ended January 31, 2012, selling and administrative expenses were approximately 22% of consolidated revenues, similar to the ratios in the same periods of fiscal year 2011. The increase in expenses for the nine and three months ended January 31, 2012 compared to the same periods of fiscal year 2011 is due to increased accruals for incentive compensation resulting from greater profitability as well as increased stock-based compensation and deferred compensation expenses. Expenses during the fiscal year 2012 periods also include approximately $119,000 related to a stock award to its employees in celebration of the Company’s 50th anniversary. For the remainder of fiscal year 2012, the Company expects selling and administrative expenses to be incurred at approximately the same rate and may exceed the Company’s target of 20% of revenues or less.

15 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Research and development expense

Nine months				Three months
Periods ended January 31,
2012	2011	Change		2012	2011	Change
$2,954	$3,622	$(668)	(18)%	$882	$1,233	$(351)	(28)%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues. Research and development (“R&D”) spending for the nine and three month periods ended January 31, 2012 was approximately 6% of revenues compared to approximately 10% of revenues for the same periods of fiscal year 2011. R&D spending in the fiscal year 2012 periods continued to facilitate development of new satellite payload products from DC to Ka band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators. The lower rate and lower R&D expenditures in the fiscal year 2012 periods are due primarily to the dedication of resources to customer-funded programs rather than to internal research and development programs. The cost of this customer-funded development effort appears in cost of revenues, thus reducing the level of internal research and development spending. Although funding is obtained from customers, the rights to any products developed are retained by the Company. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For the remainder of fiscal year 2012, the Company anticipates that internal research and development spending will be less than 10% of revenues. The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Nine months				Three months
Periods ended January 31,
2012	2011	Change		2012	2011	Change
$5,501	$2,397	$3,104	129%	$1,943	$796	$1,147	144%

Increased revenues and improved gross margin rates enabled the Company to realize operating profits in the nine and three month periods ended January 31, 2012, that were more than double operating profits for the same periods of fiscal year 2011. The Company anticipates that at the current increased level of business and having implemented certain operational efficiencies, that it can achieve operating profit in excess of 10% of revenues. The Company anticipates that its operating profit for the full fiscal year 2012 will exceed that of fiscal year 2011.

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2012	2011	Change		2012	2011	Change
Investment income	$473	$269	$204	76%	$214	$89	$125	140%
Equity (loss) income	(451)	21	(472)	NM	(335)	(7)	(328)	NM
Impairment charge	(350)	0	(350)	NM	0	0	0	NM
Interest expense	(77)	(91)	14	15%	(26)	(27)	1	4%
Other expense, net	(132)	(92)	(40)	(43)%	(222)	(3)	(219)	NM
	$(537)	$107	$(644)	NM	$(369)	$52	$(421)	NM

NM = Not Meaningful

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on these securities may vary based on fluctuating interest rates and dividend levels and the timing of purchases or sales of securities. Redemption of marketable securities during the nine months ended January 31, 2012, resulted in a realized gain of approximately $19,000 compared to a loss of approximately $48,000 from redemptions in the same period of fiscal year 2011.

16 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Equity (loss) or income in the nine and three months ended January 31, 2012 and 2011 represents the Company’s share of the quarterly income or loss recorded by Elcom Technologies, Inc. (“Elcom”) in which the Company owned a 25% interest. In addition, based on comparisons to comparable companies as well as Elcom’s recent financial results and forecasts of future results, for the nine months ended January 31, 2012, the Company recorded an impairment charge against its investment in the amount of $200,000 and also increased an allowance against notes receivable in the amount of $150,000. In February 2012, the Company acquired the remaining shares of Elcom it did not previously own. (See Recent Development and Subsequent Event below.)

The decrease in interest expense for the nine and three months ended January 31, 2012 compared to the same periods of fiscal year 2011 is due to lower levels of lease obligations in the fiscal year 2012 periods.

Other expense in the nine and three months ended January 31, 2012 resulted from certain transaction costs related to the acquisition of Elcom and the amortization of certain non-operating assets. During the nine month period of fiscal year 2012, such expenses were partially offset by gains of approximately $137,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee. During the Company’s fourth quarter of fiscal year 2012, it will incur additional non-operating expenses, primarily for professional fees related to its acquisition of Elcom. (See Recent Development and Subsequent Event below.)

Income tax provision

Nine months				Three months
Periods ended January 31,
2012	2011	Change		2012	2011	Change
$1,770	$1,160	$610	53%	$500	$340	$160	47%

Effective tax rate on pre-tax book income:
35.7%	46.3%			31.8%	40.0%

The provision for income taxes for the nine and three months ended January 31, 2012 increased over the same period of fiscal year 2011 due to the similar increase in pretax income. However, the effective tax rate in fiscal year 2012 is expected to be lower than that recorded in the first three quarters of fiscal year 2011 primarily due to the reduction of the previous full valuation allowance on the deferred tax assets of the Company’s U.S. subsidiaries during the fourth quarter of fiscal year 2011. In addition, the tax rate for fiscal year 2012 is reduced by utilization of research and development tax credits and domestic production credits. For the nine and three months ended January 31, 2012, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences. In the same periods of fiscal year 2011, the provision for income taxes consisted solely of taxes currently due to taxing authorities in the United States because of the full valuation allowance against deferred tax assets in place at January 31, 2011. As of January 31, 2012 and April 30, 2011, the remaining deferred tax asset valuation allowance is approximately $4.6 million.

The Company is subject to taxation in several countries as well as the states of New York and California. The statutory federal rates are 34% in the United States and Belgium. The effective rate is impacted by pretax losses incurred by the Company’s European and Asian subsidiaries and the Company’s impairment charges related to Elcom for which no current tax benefits are derived. In addition, the Company utilizes the availability of research and development tax credits and domestic production credits in the United States to lower its tax rate. The Company’s effective tax rate is affected by the expected utilization of certain state net operating loss carryforwards. As of April 30, 2011, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.3 million, which will offset future foreign taxable income. As of April 30, 2011, the domestic U.S. tax loss carryforward for state income tax purposes is approximately $1.9 million in New York and $2.3 million in California.

17 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Net income

Nine months				Three months
Periods ended January 31,
2012	2011	Change		2012	2011	Change
$3,194	$1,344	$1,850	138%	$1,074	$508	$566	111%

As detailed above, for the nine and three months ended January 31, 2012, higher revenues accompanied by only moderately higher expenses and a lower effective tax rate, enabled the Company to more than double its net income compared to the same periods of fiscal year 2011. The Company expects to record higher revenue and to realize improved gross and operating margins in the final quarter of fiscal year 2012 and anticipates that it will report higher profits than that achieved in fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $64 million at January 31, 2012, compared to working capital of $60 million at April 30, 2011. Included in working capital at January 31, 2012 is $22.6 million of cash, cash equivalents and marketable securities. The Company’s current ratio at January 31, 2012 is 8.2 to 1.

For the nine months ended January 31, 2012, the Company had positive cash flow from operating activities of $1.3 million compared to $2.0 million provided by operations in the comparable fiscal year 2011 period. The primary sources of cash in the fiscal year 2012 period were profitable operations, collection of billed accounts receivable and reduced estimated tax payments. These inflows were partially offset by increases in inventory, costs and estimated earnings in excess of billings (unbilled receivables) and accrued expenses. The increase in costs and estimated earnings in excess of billings is due to the increase in the Company’s long-term satellite payload contracts which are accounted for using the percentage of completion method. Under this method revenue was recognized but contractual milestones were not yet billed in accordance with the terms of the contracts. For the nine months ended January 31, 2012 and 2011, the Company incurred approximately $4.9 million and $3.0 million, respectively, of non-cash operating expenses, such as depreciation and amortization, impairment charges on its investment in Elcom and accruals for employee benefit programs. For the balance of fiscal year 2012, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the nine months ended January 31, 2012, was $3.9 million compared to $4.3 million used by such activity for the same period of fiscal year 2011. During the fiscal year 2012 period, marketable securities were redeemed in the amount of $6.1 million compared to $3.0 million of such redemptions during the fiscal year 2011 period. These proceeds and other cash was reinvested in additional marketable securities for the periods ended January 31, 2012 and 2011 in the amount of $8.8 million and $6.1 million, respectively. In both fiscal years 2012 and 2011, the Company acquired property, plant and equipment in the amount of approximately $1.1 million. During the nine months ended January 31, 2012, the Company provided an additional loan to Elcom in the amount of $92,000. In February 2012, this additional loan plus the previous loans from the Company to Elcom were converted to the Company’s investment in Elcom upon consummation of the acquisition of the remaining shares of Elcom that the Company did not previously own. (See Recent Development and Subsequent Event below.) The Company may continue to acquire or sell marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities. Capital equipment purchases for all of fiscal year 2012 are expected to be less than $2.0 million. Internally generated cash is adequate to acquire this level of capital equipment.

Net cash provided by financing activities for the nine months ended January 31, 2012, was $2.2 million compared to $166,000 used by financing activities during the comparable fiscal year 2011 period. During 2012, the Company borrowed $2.3 million under its lines of credit with financial institutions. Rather than liquidate a portion of its investment portfolio to fund the acquisition of Elcom, the Company chooses to borrow money at short-term interest rates that are lower than the current yield on its investment portfolio. For the nine months ended January 31, 2012 and 2011, the Company made payments of $203,000 and $181,000, respectively, against capital lease obligations. In addition, during the nine months ended January 31, 2012 and 2011, cash of $13,000 and $15,000, respectively, was received upon exercise of employee stock options or completion of a restricted stock transaction.

18 of 25

Frequency Electronics, Inc. and Subsidiaries

 (Continued)

During the fourth quarter of fiscal year 2012, the Company borrowed additional monies under its line of credit to complete the Elcom acquisition.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. As of January 31, 2012, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of January 31, 2012, the Company's consolidated backlog is approximately $58 million. Approximately 60% of this backlog is expected to be realized in the next twelve months. Included in the backlog at January 31, 2012 is approximately $2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, as of January 31, 2012, was in excess of $7 million. The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least January 31, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Development and Subsequent Event

On February 21, 2012, the Company purchased all of the outstanding capital stock of Elcom that was not previously owned by the Company, resulting in 100% ownership. The Company paid a total of $5.1 million including repayment of outstanding indebtedness of Elcom due and owing to certain other shareholders of Elcom. The amounts due to the Company under notes receivable from Elcom were contributed to the Company’s investment in Elcom. Transaction costs are expected to be between $250,000 and $300,000 of which $109,000 was incurred during the nine and three month periods ended January 31, 2012.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

19 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Item 4.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of January 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Annual Report on Form 10-K for the year ended April 30, 2011, the Company has identified several material weaknesses in its internal control over financial reporting. While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at January 31, 2012, for the first nine months of fiscal year 2012 there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2011, and therefore the weaknesses previously identified by management continued to exist at January 31, 2012. In order to remediate the material weaknesses, during fiscal year 2012, management will continue to review and document the policies and procedures at its Gillam-FEI and FEI-Zyfer subsidiaries and ensure that testing of their internal controls are completed during fiscal year 2012. Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 for a more detailed discussion of the weaknesses previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

20 of 25

Frequency Electronics, Inc. and Subsidiaries

(Continued)

PART II

ITEM 6 - Exhibits

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-	The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

21 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: March 16, 2012	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

22 of 25