Form 10-K
period 2012-04-30
FREQUENCY ELECTRONICS INC
filed 2012-07-30
CIK 39020

United States SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2012

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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2011 - $46,700,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 23, 2012 – 8,383,734

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 16, 2012.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

INDEX

PART I

Item I.	Business.	3
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	12

PART II

PART III

Item 10.	Directors, Executive Officers and Corporation Governance.	46
Item 11.	Executive Compensation.	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	46
Item 14.	Principal Accounting Fees and Services.	46

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	47

SIGNATURES		48

INDEX TO EXHIBITS		49

PART I

Item 1. Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or the "Company") is a world leader in precision time and frequency technology which is employed in commercial, government, C4ISR and other military electronic systems. Its technology is used for a wide range of terrestrial and space applications.

Unless the context indicates otherwise, references to the Registrant or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to “FEI” are to the parent company alone and do not refer to any of the subsidiaries. Frequency Electronics, a Delaware corporation, has its principal executive office at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.

Frequency Electronics was founded in 1961 as a research and development firm generating proprietary precision time and frequency technology primarily under contracts for U.S. Government end-use. In the mid-1990’s, the Company evolved into a designer, developer and manufacturer of state-of-the-art products for both commercial and government end-use. The Company’s present mission is to be the world leader in providing precision time and low phase noise frequency generation systems, from 1 Hz to 46 GHz for space and other challenging environments. The Company’s technology is the key element in enhancing the functionality and performance of many electronic systems.

MARKETS

The Company’s dominant business area is satellite payloads. It has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems. It is currently addressing new opportunities in frequency converters, transmitters and receivers, representing a significant increase in the potential revenue for FEI products on any one satellite. These products support primary and hosted payloads for both commercial and U.S. government end-use. Currently, approximately one thousand satellites with varying remaining years of useful life, are operating in High/Geostationary, Medium and Low Earth Orbits. This number of operational satellites is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.

The Company’s products support multiple C4ISR (“Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance”), counter measures and additional defense electronic applications for the U.S. government on land, sea and air-borne platforms.

Commercial markets include network infrastructure and other industrial uses. The Company’s products support precise signal synchronization in mobile communication networks to maintain quality of service. Its products support expanded bandwidth and security in public and enterprise networks. The vast world-wide wireline network infrastructure incorporates thousands of central offices which require synchronization upgrades and replacements to provide network integrity and interconnectivity. The Company provides remote terminal units (“RTU”) for management of networks such as power grids and gas lines as well as specialized timing technology for oil and gas exploration.

To address these markets, the Company has several corporate entities which operate under three reportable segments. (See also the section entitled REPORTABLE SEGMENTS below):

1.	FEI-NY The Company’s space and certain terrestrial commercial communication products are designed, developed and manufactured by its wholly-owned subsidiary, FEI Communications, Inc. (“FEIC”). FEIC was incorporated in Delaware in December 1991, as a separate subsidiary company to provide ownership and management of assets and other services appropriate for commercial clients, both domestic and foreign.

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

In February 2012, the Company completed the acquisition of Elcom Technologies, Inc. (now FEI-Elcom Tech, Inc. or “FEI-Elcom”). FEI-Elcom designs and manufactures RF microwave devices and subsystems up to 46 GHz including fast switching, ultra low phase noise synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators. These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.

2.	Gillam-FEI - The Company’s Belgian subsidiary, acquired in September 2000, develops and manufactures products for wireline network management and synchronization systems for a variety of industries and telecommunications providers in Europe, Africa, the Middle East and Asia.

3.	FEI-Zyfer - Precision time and frequency products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”), which was acquired in fiscal year 2004. FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions. FEI-Zyfer also provides sales and support in the United States for the Company’s wireline telecommunications family of products including the next generation carrier network synchronization product line, US5G.

In addition to its subsidiaries, the Company has a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators. The Morion investment is accounted for under the cost method. (See Note 9 to the Consolidated Financial Statements)

FISCAL 2012 SIGNIFICANT MATTERS

Acquisition of FEI-Elcom Tech, Inc.

During the fourth quarter of fiscal year 2012, the Company completed the purchase of all remaining capital stock of Elcom Technologies, Inc. (“Elcom” or after the acquisition, “FEI-Elcom”) that it did not previously own, resulting in 100% ownership. Prior to this transaction, the Company held a minority interest in Elcom. For the acquisition, the Company paid approximately $4.1 million to the shareholders of Elcom and an additional $910,000 to certain selling shareholders to settle their outstanding debt with Elcom. In addition, the Company held notes due from Elcom with a book value of approximately $1.7 million which was forgiven as an additional investment in Elcom. Based on the price paid to the shareholders, the Company valued Elcom at $7.9 million, which was allocated as $4.6 million of net tangible assets, deferred taxes of $2.6 million, and approximately $700,000 of intangible assets, including nonamortizing goodwill of approximately $400,000.

Reduction of Deferred Tax Asset Valuation Allowance

During the fourth quarters of fiscal years 2012 and 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.1 million and $3.6 million, respectively. This recognition was the result of a review of all available evidence as required by generally accepted accounting principles in the U.S., including the negative evidence of cumulative losses in prior years which required the recording of a substantial valuation allowance in fiscal year 2009. Management of the Company considered the profitable performance for fiscal years 2012 and 2011 as well as recent contract awards which have increased the Company’s long-term backlog to a higher level. Company management believes such contracts will enable the Company to continue to generate operating profits in fiscal year 2013 and beyond. These adjustments were made in the fourth quarters of fiscal 2012 and 2011 as the Company waited until it had results for the full year to make final its determination, given the existence of a loss in recent years, that it met the accounting threshold for determination that the recovery of the deferred tax asset was more likely than not and to estimate the appropriate balance of the valuation allowance, based on all available information. The amount of the non-cash valuation allowance reductions in the fourth quarters was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the period over which the Company believes deferred tax assets will be realized.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below. The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business. The FEI-NY segment, which operates out of the Company’s New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom. FEI-Asia functions as a manufacturing facility for the FEI-NY segment with minimal sales to outside customers. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

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

During fiscal years 2012 and 2011, approximately 70% and 62%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. Sales by Gillam-FEI were approximately 20% and 25% of consolidated revenues for fiscal years 2012 and 2011, respectively. In fiscal years 2012 and 2011, sales for the FEI-Zyfer segment were 18% and 20% of consolidated revenues, respectively. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the United States. During fiscal years 2012 and 2011, foreign sales comprised 33% and 28%, respectively, of consolidated revenues. Segment information regarding revenues, including foreign sales, operating profits, depreciation and assets is more fully disclosed in Note 15 to the accompanying financial statements.

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found in ground-based communication stations, on-board satellites and imbedded in moving platforms operated by the U.S. military. The Company has made a substantial investment in research and development to apply its core technologies to satellite payloads, non-space Department of Defense (“DOD”) programs and network infrastructure markets. Revenues from satellite payloads, both for commercial and U.S. Government applications, have increased in recent years while the portion of network infrastructure sales was reduced. The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and U.S. Government/DOD applications including sales of ruggedized subsystems for moving platforms of the U.S. military.

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

In the years ahead, the Company expects that the U.S. DOD will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company participates - programs which management believes are important to the success of the U.S. Government’s security, communication and intelligence needs. The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems. The Company has developed and patented a low g-sensitivity (gravity) technology which offers a 100-fold improvement in performance under shock, vibration and other environmental effects. Products are built in accordance with DOD standards and are in use on many of the United States’ important military applications. The Company anticipates that adequate funds will be provided by the U.S. Government to ensure that these programs are sustained.

FEI-Elcom designs and manufactures RF microwave devices and subsystems up to 46 GHz including fast switching, ultra low phase noise synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators. These instruments and components are important for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.

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

Last year, the U.S. Congress passed the Budget Control Act of 2011 putting a process in place to reduce the federal deficit. Unless Congress passes a subsequent law to offset it, the potential exists for significant reductions in future expenditures by the Department of Defense based on a process known as sequestration. As indicated above, many of the programs and platforms for which Frequency supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and enabling precision targeting capabilities. It is the belief of management that the future success of the mission of the U.S. military and intelligence gathering community is heavily dependent on successful and timely deployment of these systems. Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.

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

In conjunction with its European subsidiary, Gillam-FEI, the Company has developed state-of-the-art carrier network synchronization equipment identified as the US5G product line. These products are intended to provide synchronization and timing references for wireline networks within the United States where approximately 35,000 “shelves” are located in 25,000 Central Offices around the country. The Company expects to realize increasing sales of this product line and derivative products in fiscal year 2013 and beyond.

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

BACKLOG

As of April 30, 2012, the Company's consolidated backlog amounted to approximately $57 million. During the prior fiscal year, reported consolidated backlog rose from approximately $30 million to approximately $71 million which included one $24 million multi-year contract which was fully included in backlog at its outset consistent with the Company’s policy respecting contract funding and authorization to proceed. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Approximately 65% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2013. Included in the backlog at April 30, 2012 is approximately $800,000 under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2012, was approximately $2 million. The Company expects these contracts to become fully funded over time and will be added to its backlog at that time. The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the United States, Europe and Asia. Sales to non-U.S. end-users, including the revenues of its overseas subsidiaries, totaled approximately 33% and 28% of net revenues in fiscal years 2012 and 2011, respectively.

The Company's products are sold to both commercial and governmental customers. For the years ended April 30, 2012 and 2011, approximately 46% and 54%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2012, Northrop Grumman Corporation (“Northrop”), Boeing Corporation (“Boeing”) and Thales Alenia Space each accounted for more than 10% of consolidated and FEI-NY segment revenues. During fiscal year 2011, Northrop accounted for more than 10% of consolidated and FEI-segment revenues. In addition, Lockheed Martin Corporation, Motorola Corporation, Boeing and ITT each accounted for more than 10% of the FEI-NY segment’s sales in fiscal year 2011.

During fiscal years 2012 and 2011, Belgacom was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues each year.

During fiscal year 2012, AT&T was a major customer of the FEI-Zyfer segment accounting for more than 10% of that segment’s revenues. During fiscal year 2011, AT&T and Spiral Solutions and Technologies each accounted for more than 10% of that segment’s revenues.

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

RESEARCH AND DEVELOPMENT

The Company's technological leadership continues to be an important factor to support future growth in revenues and earnings. The Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products, conducting research to develop new time and frequency technologies, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems. During fiscal years 2012 and 2011, the Company expended $3.9 million and $5.1 million of its own funds, respectively, on such research and development activity. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.) During fiscal years 2012 and 2011, many of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs. As a result, some of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending. For fiscal year 2013, the Company is targeting to spend between $4.5 million and $5.5 million on internal research and development projects. The actual amount spent in fiscal year 2013 will depend on market conditions and identification of new opportunities.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance. However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses. In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded. During fiscal year 2003, the Company received a broad and significant patent for new, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications. In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration.

COMPETITION

The Company experiences competition in all areas of its business. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, in space or in extreme hostile environments, prompt and responsive contract performance, technical competence and price. The Company has a unique and broad product line which includes quartz, rubidium, and cesium based timing references and specialized RF microwave technology. Because of its primary focus on very high precision products, the Company has few competitors. For lower precision components there are a significant number of suppliers and the Company generally elects not to compete.

The Company’s principal competition for space products is the in-house capability of its major customers and a limited number of other firms capable of providing high-reliability microwave frequency generators. With respect to its instruments and systems for timing and synchronization, the Company competes with Agilent Technologies, Symmetricom, Inc., E. G. and G., Inc., Vectron, Inc. and others. Systems for the wireline industry produced by the Gillam-FEI segment compete with Symmetricom, Inc. and Oscilloquartz, a division of Swatch.

In recent years, the Company has successfully outsourced certain manufacturing processes to third parties and to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder. The Company conducts this outsourcing to enhance its competitive position on cost while maintaining its high quality standards. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive advantage.

Certain of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs. The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.

EMPLOYEES

The Company employs approximately 420 full-time persons worldwide. None of the U.S., European or Chinese employees is represented by labor unions.

OTHER ASPECTS

The Company's business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of summer holiday periods. No unusual working capital requirements exist.

Executive Officers of the Company

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin	-	Chairman of the Board of Directors
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary
Oleandro Mancini	-	Senior Vice President, Business Development
Steven Strang	-	President, FEI-Zyfer
Leonard Martire	-	Vice President, Program Management
Thomas McClelland	-	Vice President, Advanced Development
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Alan Miller	-	Secretary/Treasurer and Chief Financial Officer

None of the officers and directors is related.

Joseph P. Franklin, age 78, has served as a Director of the Company since March 1990. In December 1993 he was elected Chairman of the Board of Directors. He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998. From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies. General Franklin was a Major General in the United States Army until he retired in July 1987.

Martin B. Bloch, age 76, has been a Director of the Company and of its predecessor since 1961. Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position. Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 66, joined the Company in 1967. He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982. In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc. He has served as Assistant Secretary since 1978.

Oleandro Mancini, age 63, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 48, was named President of FEI-Zyfer, Inc., effective May 1, 2005. Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 19 years in various technical and management positions.

Leonard Martire, age 75, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales. In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.

Thomas McClelland, age 57, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 65, joined the Company in 2006 as Vice President, RF & Microwave Systems. Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company. Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc. He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 63, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998. In May 2010, Mr. Miller was also named corporate Secretary. Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Item 2. Properties

The Company operates out of several facilities located around the world. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease

Long Island, NY	93,000	Lease

Garden Grove, CA	27,850	Lease

Liege, Belgium	34,000	Own

Chalon Sur Saone, France	5,000	Lease

Tianjin, China	28,000	Lease

Rockleigh, NJ	32,000	Lease

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc. The facility consists of a combination office and manufacturing space. The lease, which expires in August 2017, currently requires monthly payments of $27,800 and will increase each year over the remaining 64 months of the lease term.

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium. Gillam-FEI’s French operation leases space in Chalon Sur Saone, France. These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia. The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone. The lease is renewable annually with monthly rent of $6,100 through February 2013. The facility is adequate for the near-term manufacturing expectations for the Company.

Newly-acquired FEI-Elcom operates out of a leased facility located in Rockleigh, NJ. The facility consists of a combination office and manufacturing space. The lease, which expires in March 2016, requires monthly payments of $26,700.

Item 3. Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business. As of July 23, 2012, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE

2012–

FIRST QUARTER	$11.79	$ 8.80

SECOND QUARTER	10.75	8.15

THIRD QUARTER	9.16	6.91

FOURTH QUARTER	8.89	7.28

2011 –

FIRST QUARTER	$ 5.69	$4.24

SECOND QUARTER	6.68	4.81

THIRD QUARTER	7.49	5.61

FOURTH QUARTER	11.41	6.70

As of July 23, 2012, the approximate number of holders of record of common stock was 700. The closing share price of the Company’s stock on April 30, 2012 was $7.60. The closing share price of the Company’s stock on July 23, 2012 was $9.26.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting but has not elected to pay a dividend since 2008.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. This program does not have an expiration date. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder. The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million. With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million. The Company did not make any purchases of stock for the treasury during fiscal years 2012 or 2011.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	1,580,575	$8.01	227,264

Equity Compensation Plans Not Approved by Security Holders (1)	86,625	$8.77	-

TOTAL	1,667,200	$8.05	227,264

(1)	The Company’s equity compensation plans are described in Note 12 of the consolidated financial statements.

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

Changes in job performance on long-term contracts and production-type orders may result in revisions to costs and income and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses on customer orders are made in the period in which they become determinable.

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

RESULTS OF OPERATIONS

SIGNIFICANT MATTERS: ACQUISITION OF ELCOM AND REDUCTION IN DEFERRED TAX VALUATION ALLOWANCE

Acquisition of FEI-Elcom Tech Inc.

During the fourth quarter of fiscal year 2012, the Company completed the purchase of all remaining capital stock of Elcom Technologies, Inc. (“Elcom” or, after the acquisition, “FEI-Elcom”) that it did not previously own, resulting in 100% ownership. Prior to this transaction, the Company held a minority interest in Elcom. (See Note 11 to the accompanying financial statements.) This transaction is a “step acquisition” under generally accepted accounting principles. Such an acquisition required the Company to remeasure its previously held interest in Elcom to fair value. The difference between the fair value of Elcom and the Company’s carrying value of its investment resulted in the recognition of a gain of approximately $730,000. This gain partially offset previously recorded impairment charges and equity losses in Elcom incurred during fiscal year 2012 prior to the acquisition, FEI-Elcom’s fiscal year 2012 fourth quarter operating loss and costs incurred by the Company in acquiring Elcom. For fiscal year 2012, these Elcom-related transactions reduced the Company’s consolidated pretax income by approximately $1.2 million. The Company anticipates that FEI-Elcom Tech will make a positive contribution to fiscal year 2013 profits.

Reduction of Deferred Tax Asset Valuation Allowance

During the fourth quarters of fiscal years 2012 and 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.1 million and $3.6 million, respectively. This recognition was the result of a review of all available evidence as required by generally accepted accounting principles in the U.S., including the negative evidence of cumulative losses in prior years which required the recording of a substantial valuation allowance in fiscal year 2009. Management of the Company considered the profitable performance for fiscal years 2012 and 2011 as well as recent contract awards which have increased the Company’s long-term backlog to a higher level. Such contracts will enable the Company to continue to generate operating profits in fiscal year 2013 and beyond. These adjustments were made in the fourth quarters of fiscal 2012 and 2011 as the Company waited until it had results for the full year to make final its determination, given the existence of a loss in recent years, that it met the accounting threshold for determination that the recovery of the deferred tax asset was more likely than not and to estimate the appropriate balance of the valuation allowance, based on all available information. The amount of the non-cash valuation allowance reductions in the fourth quarters was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the period over which the Company believes deferred tax assets will be realized.

The table below sets forth for the fiscal years ended April 30, 2012 and 2011, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2012	2011
Revenues
FEI-NY	70.3%	62.3%
Gillam-FEI	20.1	24.7
FEI-Zyfer	18.1	20.2
Less intersegment revenues	(8.5)	(7.2)
	100.0	100.0
Cost of Revenues	61.3	62.5
Gross Margin	38.7	37.5
Selling and Administrative expenses	22.1	21.4
Research and Development expenses	6.1	9.5
Operating Profit	10.5	6.6
Other Income (Expenses), net	0.2	0.2
Benefit for Income Taxes	0.9	4.5
Net Income	11.6%	11.3%

Revenues

	Fiscal years ended April 30,
	(in thousands)
			Change
	2012	2011	$	%
FEI-NY	$44,711	$33,204	$11,507	35%
Gillam-FEI	12,811	13,165	(354)	(3)%
FEI-Zyfer	11,494	10,737	757	7%
Intersegment sales	(5,421)	(3,883)	(1,538)
	$63,595	$53,223	$10,372	20%

Fiscal year 2012 compared to fiscal year 2011: The 20% increase in consolidated revenues in fiscal year 2012 over the prior year is primarily due to satellite payload revenues generated by the FEI-NY segment. For the year ended April 30, 2012, revenues from commercial and U.S. Government satellite programs accounted for approximately half of consolidated revenues compared to approximately 30% of revenues during fiscal year 2011. Revenues on these long-term contracts are recognized primarily under the percentage of completion method. Fiscal year 2012 revenues from FEI-Elcom, after the acquisition, were less than $1.0 million and are included in the FEI-NY segment’s revenues. Increased network infrastructure revenues generated by the FEI-Zyfer segment were offset by declines in that business area in the Gillam-FEI segment and lower wireless infrastructure sales in the FEI-NY segment. Network infrastructure revenues were less than 20% of consolidated revenues for the year ended April 30, 2012 compared to approximately 25% for fiscal year 2011. In fiscal year 2012, revenues from the non-space U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately 20% of consolidated revenues compared to 25% for fiscal year 2011. Fiscal year 2012 revenues were lower due to completion of certain long-term programs and delays in new program awards.

Fiscal year 2011 compared to fiscal year 2010: Revenues for fiscal year 2011 increased by 8% compared to fiscal year 2010, due primarily to growth in all business areas served by the FEI-NY segment: satellite payloads for both U.S. Government and commercial applications, U.S. Government/DOD non-space products and wireless telecommunications networks. Revenue increases in the first two business areas were anticipated based on recently awarded contracts by satellite manufacturers for payload time and frequency systems and from U.S. Government contractors for low g-sensitivity products. Certain telecommunication network infrastructure OEM’s unexpectedly increased their orders for components for use in wireless networks, including replacing systems destroyed by the March 2011 earthquake and tsunami in Japan. Revenues for the Gillam-FEI segment which are derived from wireline telecommunications networks and network management systems, were relatively flat year-over-year, while sales at FEI-Zyfer declined 6%. The decrease in FEI-Zyfer’s sales volume reflected some of the impact from the U.S. Government budgetary issues which prevented certain DOD programs from obtaining funding, causing either program delays or cancellations.

Based on the Company’s current backlog, over two-thirds of which represent satellite payload business, potential for additional new orders, as well as the Company’s recent acquisition of FEI-Elcom Tech, fiscal year 2013 revenues are expected to grow. Satellite payload revenues will remain the dominant portion of the Company’s business but revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are also expected to increase over fiscal year 2012 levels.

Gross Margin Rates

	Fiscal years ended April 30,
	(in thousands)
			Change
	2012	2011	$	%

	$24,618	$19,969	$4,649	23%

GM Rate	38.7%	37.5%

For each of the years ended April 30, 2012 and 2011, gross margin increased both in total and as a percentage of revenues as compared to the respective prior year. The improvement is due both to increased revenues and product mix. The largest gross margin rate improvement occurred in the Company’s FEI-NY segment as a higher volume of business covered more of that segment’s fixed costs. The 38.7% and 37.5% gross margin rates in fiscal years 2012 and 2011 approach the Company’s expected rate of 40% at current revenue levels. During fiscal year 2012, cost of sales included increases to warranty reserves and inventory write downs which aggregated approximately $1.1 million. During fiscal year 2011, cost of sales included inventory write downs of $1.4 million. These charges reduced gross margin rates by 1.8% in fiscal year 2012 and by 2.6% in fiscal year 2011. Fiscal year 2012 gross margin was also reduced by the fourth quarter acquisition of FEI-Elcom whose operating results are included in the FEI-NY segment. With the current mix of programs and orders in its backlog, the Company expects to realize gross margin rates at or near its target rate of 40%. As revenues increase in future periods, the Company expects to realize a higher gross margin as more of its fixed costs are covered.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2012	2011	$	%

$14,055	$11,398	$2,657	23%

In the fiscal years ended April 30, 2012 and 2011, selling and administrative costs were 22% and 21%, respectively, of consolidated revenues. In both years, the increase in expenses over the prior year is due primarily to increased deferred and incentive compensation expenses resulting from greater profitability. Fiscal year 2012 expenses also include selling and administrative expenses incurred by newly-acquired FEI-Elcom as well as transaction costs related to the acquisition which aggregated approximately $230,000. For the years ended April 30, 2012 and 2011, selling and administrative expenses include stock compensation expense of $359,000 and $186,000, respectively. Expenses during fiscal year 2012 also include approximately $140,000 related to a stock award to its employees in celebration of the Company’s 50th anniversary. The Company expects fiscal year 2013 selling and administrative expenses to be incurred at approximately the same rate relative to revenues.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2012	2011	$	%

$3,860	$5,081	$(1,221)	(24%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues. R&D spending for the year ended April 30, 2012 was approximately 6% of revenues compared to approximately 10% of revenues for fiscal year 2011. R&D spending in fiscal year 2012 continued to facilitate development of new satellite payload products from DC to Ka band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators. The lower rate and lower R&D expenditures in fiscal year 2012 are due primarily to the dedication of resources to customer-funded programs rather than to internal research and development programs. The cost of this customer-funded development effort appears in cost of revenues, thus reducing the level of internal research and development spending. Although funding is obtained from customers, the rights to any products developed are retained by the Company. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For fiscal year 2013, the Company anticipates that internal research and development spending will be less than 10% of revenues. The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30,
(in thousands)
		Change
2012	2011	$	%

$6,703	$3,490	$3,213	92%

Higher revenues, improved gross margin rates and operating expenses in line with expectations for both fiscal years 2012 and 2011 enabled the Company to record operating profit each year that was nearly twice the operating profit recorded in the respective preceding fiscal year. On a segment basis, the operating profit of FEI-NY increased as a result of a 35% increase in revenues and improved gross margin rates. The fiscal year 2012 operating profit at Gillam-FEI was favorably impacted by an improved product mix despite lower revenues than for fiscal year 2011. FEI-Zyfer realized an operating loss due to lower gross margins partially due to increased warranty reserves as well as product mix.

On anticipated increased revenues and favorable product mix, the Company expects to continue to improve its gross margin while maintaining other operating expenses within their targeted amounts. Thus, the Company expects to report higher operating profits in fiscal year 2013.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
			Change
	2012	2011	$	%
Investment income	$646	$395	$251	64%
Gain on investment in affiliate	730	-	730	NM
Equity loss	(650)	(68)	(582)	(856%)
Impairment charge	(350)	-	(350)	NM
Interest expense	(121)	(118)	(3)	(3%)
Other expense, net	(144)	(104)	(40)	(38%)
	$111	$105	$6	6%

Investment income includes interest and dividend income on marketable securities. Earnings on these securities may vary based on fluctuating dividends and interest rates and the timing of purchases or sales of securities. During the year ended April 30, 2012, the Company broadened its investment portfolio to include higher yielding marketable securities. The greater yield plus more income-earning investments account for the year-over-year increase in investment income. During fiscal year 2012, investment income included approximately $20,000 of gains upon the sale or redemption of marketable securities. In fiscal year 2011, the Company recorded investment losses of approximately $48,000 upon the sale or redemption of certain marketable securities in its portfolio. During fiscal year 2013, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2012.

As described above, the fiscal year 2012 step acquisition of FEI-Elcom resulted in the recognition of a gain of approximately $730,000. Equity losses of $650,000 represent the Company’s share of the losses recorded by FEI-Elcom prior to the Company’s fourth quarter acquisition of that company (see Significant Matters above). In addition, during the second quarter of fiscal year 2012, based on comparisons to comparable companies as well as FEI-Elcom’s forecasts of future financial results, the Company recorded an impairment charge in the amount of $350,000.

In fiscal years 2012 and 2011, interest expense was incurred on borrowings under short-term credit obligations, on deferred compensation payments and capital leases for equipment. During the year ended April 30, 2012, to complete the acquisition of FEI-Elcom, the Company decided to draw on its bank line of credit rather than liquidate any of its investment in marketable securities. As a result of this borrowing, the Company anticipates that interest expense in fiscal year 2013 will be higher than that incurred in fiscal year 2012.

Other expenses for the year ended April 30, 2012, consisted primarily of amortization of certain non-operating assets which was partially offset by gains of approximately $137,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee. The Company anticipates that in future years items in this category will not be significant to pretax earnings.

Income Tax Benefit

Fiscal years ended April 30,
(in thousands)
		Change
2012	2011	$	%

$(560)	$(2,420)	$1,860	(77%)

As described above, during the fourth quarters of fiscal years 2012 and 2011, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.1 million and $3.6 million, respectively. These reductions were based on a review of all available evidence, both positive and negative, and management’s assessment that it is more likely than not that it will be able to realize the tax benefits from the future deductibility of most items included in its deferred tax assets. Excluding the valuation allowance reduction, for the years ended April 30, 2012 and 2011, the Company recorded a net tax provision of $2.5 million and $1.2 million, respectively, or effective tax rates of 37% and 34%, respectively. The Company is subject to taxation in several countries. The statutory federal rates are 34% in the United States, 33% in Europe and 25% in China. The Company utilizes the availability of research and development tax credits in the United States to lower its tax rate. The actual rate incurred may be impacted by the non-deductibility of losses incurred in overseas operations. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

The Company’s European subsidiaries have available net operating loss carryforwards of approximately $1.2 million to offset future taxable income. These loss carryforwards have no expiration date. As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 20 years. For State of California income tax purposes, the Company has a tax loss carryforward of approximately $2.3 million which expires in 20 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $63.3 million at April 30, 2012. Included in working capital at April 30, 2012 is $22.4 million consisting of cash, cash equivalents and short-term investments. The Company’s current ratio at April 30, 2012 is 4.9 to 1 compared to 9.2 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2012, was $2.1 million compared to $1.9 million for the prior fiscal year. During fiscal years 2012 and 2011, the Company incurred $5.8 million and $4.7 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, the equity loss on its Elcom investment net of the gain on the investment, and certain employee benefit plan expenses, including accounting for stock-based compensation. In fiscal years 2012 and 2011, such non-cash charges were partially offset by the non-cash benefit of $3.1 million and $3.6 million, respectively, resulting from the Company’s reduction of a portion of the valuation allowance on its deferred tax assets. For fiscal year 2012, operating cash was reduced by increases to accounts receivable and inventory. In fiscal year 2013, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits.

Net cash used in investing activities was $8.0 million for the fiscal year ended April 30, 2012, resulting from the additional investment in FEI-Elcom for $4.5 million, net of acquired cash of $763,000, net purchase of marketable securities for $2.1 million and the acquisition of capital equipment for $1.4 million. For the year ended April 30, 2011, net cash used in investing activities was $6.7 million which consisted of the net purchase of marketable securities for $4.8 million and the purchase of property, plant and equipment for $1.9 million. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. The Company intends to spend between $2.0 million and $3.0 million on capital equipment during fiscal year 2013. Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

The Company has a $9.3 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. If the balance of the investments decreases (through liquidation or changes in value), the availability under the line of credit will also decrease. The line is secured by its investments in marketable securities. Rather than liquidate some of these investments to meet short-term working capital requirements, the Company may borrow against the line of credit at variable interest rates currently averaging approximately 1.75%, which is less than the return on the Company’s portfolio of marketable securities which secure the line. To fund the acquisition of FEI-Elcom during fiscal year 2012, the Company borrowed $6.0 million, matching the previous highest level of borrowing under this line. There were no amounts outstanding under the line of credit as of April 30, 2011. During fiscal year 2013, the Company may convert the short-term debt into a longer-term loan or it may repay a portion of the current borrowing. In addition, the Company’s European subsidiaries have available approximately $2.5 million in bank credit lines to meet short-term cash flow requirements. The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR). The European subsidiaries borrowed against these lines of credit during fiscal year 2012 but repaid the obligation during the year. There were no borrowings under these lines of credit during fiscal year 2011.

During fiscal year 2012, cash provided by financing activities was $5.7 million consisting of borrowings under its lines of credit of $6.3 million and reduced by repayment of short-term borrowings and capital lease obligations in the amount of $660,000. During the year ended April 30, 2011, cash used in financing activities was $149,000 consisting of repayment of capital lease obligations for $258,000, partially offset by $70,000 in proceeds from officers and employees upon the exercise of stock options and stock appreciation rights plus $39,000 for the tax benefit realized on such exercises. The Company will continue to use treasury shares to satisfy the future exercise of stock options and stock appreciation rights granted to officers and employees. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. As of the end of fiscal year 2012, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability. During fiscal year 2013, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals. Internally generated cash will be adequate to fund these development efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2012, the Company's consolidated backlog amounted to approximately $57 million as compared to approximately $71 million at the beginning of the fiscal year. (See Item 1). Approximately 65% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2013. Included in the backlog at April 30, 2012 is approximately $800,000 under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2012, was approximately $2 million. The Company expects these contracts to become fully funded over time and will be added to its backlog at that time. The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2013.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and affects only the presentation of financial statements and thus will have no financial impact on the Company’s Consolidated Financial Statements. In December 2011, the FASB deferred those changes in ASU No. 2011-5 that relate to the presentation of reclassification adjustments.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company. Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal 2012, as in fiscal year 2011, the impact of inflation on the Company's business has not been materially significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2012 and 2011, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the two-year period ended April 30, 2012. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of it’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP

EisnerAmper LLP

New York, New York

July 27, 2012

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS:

Current assets:
Cash and cash equivalents	$4,782	$5,275
Marketable securities	17,658	15,357
Accounts receivable, net of allowance for doubtful accounts of $400 in 2012 and $258 in 2011	10,866	11,663
Costs and estimated earnings in excess of billings, net	7,207	2,409
Inventories, net	34,299	28,172
Deferred income taxes	3,152	2,580
Prepaid income taxes	-	882
Prepaid expenses and other	1,398	1,398
Total current assets	79,362	67,736

Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,374	7,163
Deferred income taxes	5,692	750
Goodwill and other intangible assets	873	218
Cash surrender value of life insurance and cash held in trust	10,133	9,409
Investment in and loans receivable from affiliates	809	3,738
Other assets	984	817

Total assets	$106,227	$89,831

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$6,383	$275
Accounts payable - trade	2,644	1,654
Accrued liabilities	6,986	5,457
Income taxes payable	96	-
Total current liabilities	16,109	7,386
Capital lease obligation- noncurrent	15	181
Deferred compensation	10,179	9,827
Deferred rent and other liabilities	792	902
Total liabilities	27,095	18,296
Commitments and contingencies
Stockholders' equity:
Preferred stock - authorized 600,000 shares of $1.00 par value; no shares issued	-	-
Common stock - authorized 20,000,000 shares of $1.00 par value; issued – 9,163,940 shares	9,164	9,164
Additional paid-in capital	50,797	49,868
Retained earnings	18,660	11,286
	78,621	70,318
Common stock reacquired and held in treasury - at cost (800,787 shares in 2012 and 865,734 shares in 2011)	(3,659)	(3,975)
Accumulated other comprehensive income	4,170	5,192
Total stockholders' equity	79,132	71,535

Total liabilities and stockholders' equity	$106,227	$89,831

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Income

Years ended April 30, 2012 and 2011

	2012	2011
	(In thousands, except share data)

Revenues	$63,595	$53,223
Cost of revenues	38,977	33,254
Gross margin	24,618	19,969

Selling and administrative expenses	14,055	11,398
Research and development expenses	3,860	5,081
Operating profit	6,703	3,490

Other income (expense):
Investment income	646	395
Gain on investment in affiliate	730	-
Equity loss	(650)	(68)
Impairment of investment in affiliate	(350)	-
Interest expense	(121)	(118)
Other expense, net	(144)	(104)
Income before benefit for income taxes	6,814	3,595
Benefit for income taxes	(560)	(2,420)

Net income	$7,374	$6,015

Net income per common share:

Basic	$0.89	$0.73
Diluted	$0.86	$0.72

Average shares outstanding:
Basic	8,329,081	8,258,989
Diluted	8,540,955	8,363,023

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2012 and 2011

	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,374	$6,015
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(3,100)	(3,550)
Depreciation and amortization	2,241	1,937
Deferred lease obligation	(69)	13
Provision for losses on accounts receivable, inventories and warranty reserve	1,463	1,129
(Gain) Loss on marketable securities and other assets, net	(69)	73
Gain on investment in affiliate	(730)	-
Equity loss	650	68
Impairment of investment in affiliate	350	-
Employee benefit plans expense	1,156	1,052
Stock-based compensation expense	862	476
Tax benefit from exercise of stock-based compensation	(9)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(4,522)	(1,606)
Inventories	(4,242)	(1,748)
Prepaid expenses and other	(102)	(95)
Other assets	(567)	(398)
Accounts payable - trade	880	(534)
Accrued liabilities	(29)	318
Income taxes refundable/payable	1,114	(975)
Other liabilities	(507)	(257)
Net cash provided by operating activities	2,144	1,879

Cash flows from investing activities:
Acquisition of FEI-Elcom, net of $763 cash acquired	(4,483)	-
Purchase of marketable securities	(8,782)	(8,771)
Proceeds from sale or redemption of marketable securities	6,636	4,000
Proceeds from sale of fixed assets	24	-
Capital expenditures	(1,396)	(1,953)
Net cash used in investing activities	(8,001)	(6,724)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2012 and 2011

(Continued)

	2012	2011
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$6,344	$-
Payment of short-term credit and lease obligations	(660)	(258)
Proceeds from exercise of stock options and stock appreciation rights	13	70
Tax benefit from exercise of stock-based compensation	9	39
Net cash provided by (used in) financing activities	5,706	(149)

Net decrease in cash and cash equivalents before effect of exchange rate changes	(151)	(4,994)

Effect of exchange rate changes on cash and cash equivalents	(342)	315

Net decrease in cash and cash equivalents	(493)	(4,679)

Cash and cash equivalents at beginning of year	5,275	9,954

Cash and cash equivalents at end of year	$4,782	$5,275

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$119	$114
Income taxes	$1,475	$2,255

Allocation of fair value to net assets acquired on purchase of FEI-Elcom Tech, Inc.

Cash	$763	-
Accounts receivable	342	-
Inventory	3,233	-
Other current assets	61	-
Fixed assets	2,100	-
Goodwill and other intangible assets	673	-
Deferred tax assets	2,573	-
Other assets	180	-
Accounts payable	(350)	-
Accrued expenses	(1,461)	-
Capital lease obligations	(234)	-
	$7,880	-

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years ended April 30, 2012 and 2011

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2010	9,163,940	$9,164	$49,580	$5,271	946,172	$(4,651)	$4,019	$63,383
Contribution of stock to 401(k) plan			(139)		(58,637)	518		379
Stock-based compensation expense			476					476
Tax benefit from stock option exercise			39					39
Exercise of stock options and stock appreciation rights			(88)		(21,801)	158		70

Comprehensive Income:
Change in unrealized gains and losses on marketable securities							238	238
Foreign currency translation adjustment							935	935
Net Income				6,015				6,015
Comprehensive income- 2011								7,188
Balance at April 30, 2011	9,163,940	9,164	49,868	11,286	865,734	(3,975)	5,192	71,535

Contribution of stock to 401(k) plan			154		(42,370)	206		360
Stock-based compensation expense			775		(17,900)	87		862
Tax benefit from stock option exercise			9					9
Exercise of stock options and stock appreciation rights			(9)		(4,677)	23		14

Comprehensive Income:
Change in unrealized gains and losses on marketable securities							48	48
Foreign currency translation adjustment							(1,070)	(1,070)
Net Income				7,374				7,374
Comprehensive income- 2012								6,352
Balance at April 30, 2012	9,163,940	$9,164	$50,797	$18,660	800,787	$(3,659)	$4,170	$79,132

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant"). References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries. The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications. See Note 15 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), Gillam-FEI, and FEI-Zyfer business segments. Intercompany accounts and significant intercompany transactions are eliminated in consolidation. To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag. Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

These financial statements have been prepared in conformity with United States generally accepted accounting principles and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may be in excess of the FDIC insurance limit. No losses have been experienced on such investments.

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. government agencies. All marketable securities were held in the custody of financial institutions; five institutions at April 30, 2012 and four at April 30, 2011. Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

Allowance for Doubtful Accounts:

Losses from uncollectible accounts receivable are provided for by utilizing the allowance for doubtful accounts method based upon management’s estimate of uncollectible accounts. Management analyzes accounts receivable and the potential for bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the amount recorded for the allowance for doubtful accounts.

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

Intangible Assets:

Intangible assets consist of the ISO 9000 certification arising from the acquisition of FEI-Elcom in the assignment of fair value to its acquired assets including intangibles. The certification is valued at fair value and amortized over the estimated useful life of 3 years from the date of acquisition.

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested for impairment on at least an annual basis at year end. When it is determined that the carrying value of goodwill may not be recoverable, the Company writes down the goodwill to an amount commensurate with the revised value of the acquired assets. The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry.

Revenue and Cost Recognition:

Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method. For U.S. Government and other fixed-price contracts that require initial design and development of the product, revenue is recognized on the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred. Costs and estimated earnings in excess of billings on uncompleted contracts, net of billings on uncompleted contracts in excess of costs and estimated earnings, are included in current assets.

On production-type orders, revenue is recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final program costs.

Changes in job performance on long-term and production-type orders may result in revisions to costs and revenue and are recognized in the period in which revisions are determined to be required. Provisions for anticipated losses are made in the period in which they become determinable.

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

Fair Values of Financial Instruments:

Cash and cash equivalents and short-term credit obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts. The Company also has a minority interest in a privately-held company, Morion, Inc. (“Morion”). The Company is unable to reasonably estimate a fair value for this investment. Additionally, the Company had a minority interest in Elcom Technologies, Inc. (“Elcom” and, after the acquisition, “FEI-Elcom”) in 2012 (through the date of acquisition) and fiscal year 2011. (see Note 11).

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium and the People’s Republic of China. The Company is vulnerable to currency risks in these countries. The local currency is the functional currency of each of the Company’s non-U.S. subsidiaries. No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange. The results of operations of foreign subsidiaries, when translated into U.S.dollars, reflect the average rates of exchange for the periods presented. The balance sheets of foreign subsidiaries, except for equity accounts which are translated at historical rates, are translated into U.S.dollars at the rates of exchange in effect on the date of the balance sheet. As a result, similar results in local currency can vary upon translation into U.S.dollars if exchange rates fluctuate significantly from one period to the next.

Equity-based Compensation:

The Company values its share-based payment transactions using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The weighted average fair value of each option or stock appreciation right has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2012	2011
Expected volatility	40%	38.5% to 39.3%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.30% to 1.34%	1.82% to 3.07%
Expected lives	10 years	10 years

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

New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option (currently utilized by the Company) to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and affects only the presentation of financial statements and thus will have no financial impact on the Company’s Consolidated Financial Statements. In December 2011, the FASB deferred those changes in ASU No. 2011-5 that relate to the presentation of reclassification adjustments.

2. Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2012	2011
Basic EPS Shares outstanding (weighted average)	8,329,081	8,258,989
Effect of Dilutive Securities	211,874	104,034
Diluted EPS Shares outstanding	8,540,955	8,363,023

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”). The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive. For the years ended April 30, 2012 and 2011, the number of excluded options and SARS were 733,375 and 943,275, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Costs and Estimated Earnings in Excess of Billings

At April 30, 2012 and 2011, costs and estimated earnings in excess of billings, net, consist of the following:

	2012	2011
	(in thousands)
Costs and estimated earnings in excess of billings	$9,552	$3,711
Billings in excess of costs and estimated earnings	(2,345)	(1,302)
Net asset	$7,207	$2,409

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. Revenue on these long-term contracts is accounted for on the percentage of completion basis. During the years ended April 30, 2012 and 2011, revenue recognized under percentage of completion contracts was approximately $36.1 million and $22.4 million, respectively.

4. Inventories

Inventories at April 30, 2012 and 2011, respectively, consisted of the following (in thousands):

	2012	2011
Raw Materials and Component Parts	$15,813	$13,477
Work in Progress	15,762	11,921
Finished Goods	2,724	2,774
	$34,299	$28,172

As of April 30, 2012 and 2011, approximately $25.5 million and $19.7 million, respectively, of total inventory is located in the United States, approximately $8.2 million and $7.8 million, respectively, is located in Belgium and approximately $0.6 million and $0.7 million, respectively, is located in China.

5. Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2012 and 2011 are as follows (in thousands):

	April 30, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,573	$297	$(6)	$11,864
Equity securities	5,411	552	(169)	5,794
	$16,984	$849	$(175)	$17,658

	April 30, 2011
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,741	$256	$(2)	$11,995
Equity securities	3,016	346	-	3,362
	$14,757	$602	$(2)	$15,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2012
Fixed Income Securities	$301	$(6)	$-	$-	$301	$(6)
Equity Securities	539	(169)	-	-	539	(169)
	$840	$(175)	$-	$-	$840	$(175)
April 30, 2011
Fixed Income Securities	$1,426	$(2)	$-	$-	$1,426	$(2)
Equity Securities	-	-	-	-	-	-
	$1,426	$(2)	$-	$-	$1,426	$(2)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2012 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2012	2011
Proceeds	$6,636	$4,000
Gross realized gains	$20	$-
Gross realized losses	$-	$(48)

Maturities of fixed income securities classified as available-for-sale at April 30, 2012 are as follows (at cost, in thousands):

Current	$2,001
Due after one year through five years	8,704
Due after five years through ten years	868
$11,573

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Property, Plant and Equipment

Property, plant and equipment at April 30, 2012 and 2011, consists of the following (in thousands):

	2012	2011
Buildings and building improvements	$5,500	$4,896
Machinery, equipment and furniture	42,850	40,498
	48,350	45,394
Less, accumulated depreciation	39,976	38,231
	$8,374	$7,163

Depreciation expense for the years ended April 30, 2012 and 2011 was $2,222,000 and $1,937,000 respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2012 and 2011 was approximately $807,000 and $701,000, respectively.

During fiscal year 2009, the Company renewed the lease for its Long Island, New York headquarters building for a 5-year period at an annual rental of $600,000. The lease will end in January 2014 unless the Company exercises its option to continue the lease for a second 5-year renewal period with annual rental of $800,000. Under the terms of the lease, the Company is required to pay its proportional share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey, China, France and California lease their office and manufacturing facilities. FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $27,000, increasing to $28,000 in the last two years of the lease which expires in March 2016. The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,100 through February 2013. FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet. Monthly rental payments are currently $27,800 and increase each year over the remaining 64 months of the lease term. Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,100 per month.

Rent expense under operating leases for the fiscal years ended April 30, 2012 and 2011 was approximately $1.0 million each year. The Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases. As a result, as of April 30, 2012 and 2011, the Company’s balance sheet includes deferred rent of approximately $338,000 and $408,000, respectively, which will be amortized over the respective rental periods.

In fiscal year 2008, the Company acquired manufacturing equipment of approximately $1.2 million, which were financed by capital leases. At the end of the lease terms, the Company may retain the equipment for a nominal charge. In addition, included in the assets of FEI-Elcom is machinery and equipment with a value of approximately $300,000 obtained under capital leases prior to the Company’s acquisition of FEI-Elcom. (See Note 11. Acquisition of Elcom Technologies, Inc.) FEI-Elcom’s remaining capital lease obligation at the date of acquisition was approximately $234,000.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending
April 30,	Operating Leases	Capital Lease
2013	$1,335	$371
2014	1,029	16
2015	704	-
2016	673	-
2017	374	-
Thereafter	125	-
Less amounts representing interest	-	(14)
Present value of future minimum lease payments	$4,240	$373

Less: Current portion		358

Long-term portion, lease obligation		$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	Short-Term Debt Obligations

The Company has a $9.3 million line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. If the balance of the investments decreases (through liquidation or through changes in value), the availability under the line of credit will also decrease. The line is secured by the investments and has no maturity date so long as the Company maintains its investments with the financial institution. During fiscal year 2012, the Company borrowed $6.0 million to fund the acquisition of FEI-Elcom (See Note 11) rather than liquidate any portion of its investment portfolio. During fiscal year 2012, advances against the line of credit bore interest at variable interest rates between 1.74% and 1.80%.

The Company’s European subsidiaries have available approximately 1.9 million Euros (approximately $2.5 million based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements. As of April 30, 2012, no amount was outstanding under such lines of credit. Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds. Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR). At April 30, 2012 and 2011, the rate was 1.244% and 0.411%, respectively, based on the 1 month EURIBOR.

8.	Accrued Liabilities

Accrued liabilities at April 30, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Vacation and other compensation	$1,712	$1,103
Incentive compensation	1,799	745
Payroll taxes	1,485	1,761
Advances from customers	137	554
Warranty reserve	778	145
Other	1,075	1,149
	$6,986	$5,457

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

During the fiscal years ended April 30, 2012 and 2011, the Company acquired product from Morion in the aggregate amount of approximately $224,000 and $151,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $1,162,000 and $309,000, respectively. At April 30, 2012, accounts receivable included $131,000 due from Morion and no amounts were payable to Morion.

10. Goodwill and Other Intangible Assets

During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”). This acquisition resulted in the recording of $218,000 in goodwill. In February 2012, the Company acquired FEI-Elcom (see Note 11 Acquisition of Elcom Technologies, Inc.) resulting in the recording of goodwill in the amount of $398,000 plus other intangible assets with a value of $275,000. Management has determined that goodwill is not impaired as of April 30, 2012 and 2011. The other intangible asset will be amortized over a 3-year period from the date of acquisition or approximately $92,000 per year. Amortization expense for the year ended April 30, 2012 was approximately $19,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Acquisition of Elcom Technologies, Inc.

On February 21, 2012, the Company purchased 74.88% of the capital stock of Elcom. Prior to the acquisition, the Company had a minority ownership interest of 25.12% of the capital stock of Elcom. After the acquisition, the Company owned 100% and changed the subsidiary’s name to FEI-Elcom Tech, Inc. The Company acquired Elcom as, in addition to its own product line, Elcom provides design and technical support for the Company’s satellite business, which accounts for a significant amount of the Company’s consolidated revenue. For the acquisition, the Company paid approximately $4.1 million to the shareholders for their shares of common stock and an additional $910,000 to certain selling shareholders to settle their outstanding debt with Elcom. In addition the Company had notes due from Elcom with a book value of approximately $1.7 million which was forgiven as an additional investment in Elcom. Based on the amounts paid to the Elcom shareholders, the Company determined that the fair value of Elcom at the date of acquisition was approximately $7.9 million. The Company’s determination of the fair value of Elcom at the date of acquisition included an adjustment for a control premium of 15% based on the total value at the date of acquisition.

The fair value of Elcom at the date of the transaction was allocated to $4.6 million of net tangible assets, deferred taxes of $2.6 million, and approximately $700,000 of intangible assets, including goodwill of approximately $400,000. None of the goodwill is expected to be deductible for income tax purposes.

The FEI-Elcom transaction is considered a “step acquisition” by generally accepted accounting principles. Such an acquisition required the Company to remeasure its previously held equity interest in Elcom and adjust it to fair value. The difference between the fair value of the Company’s ownership in Elcom and the Company’s carrying value of its investment resulted in the recognition of a gain of approximately $730,000.

Prior to the acquisition of Elcom, the Company recorded its share of Elcom’s income or loss on the equity method. In addition, periodically the Company measured the market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results. For the year ended April 30, 2012, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and recorded impairment charges in the amount $350,000. No impairment charges were recorded during the year ended April 30, 2011.

During the fiscal years ended April 30, 2012 and 2011, prior to the acquisition of Elcom, the Company acquired technical services from Elcom in the aggregate amount of approximately $16,000 and $317,000, respectively; sold product to Elcom in the amount of approximately $5,000 and $133,000, respectively; and the Company recorded interest income on notes to Elcom in the amount of approximately $87,000 and $90,000, respectively.

The estimated fair value of Elcom has been allocated as follows.

Cash	$763
Accounts receivable	342
Inventory	3,233
Other current assets	61
Fixed assets	2,100
Goodwill and other intangible assets	673
Deferred tax assets	2,573
Other assets	180
Accounts payable	(350)
Accrued expenses	(1,461)
Capital lease obligations	(234)
$7,880

The Company incurred approximately $230,000 in acquisition related costs applicable to the transaction during the fiscal year. These expenses are included in selling and administrative expenses in the Company’s Consolidated Statements of Income

The accompanying consolidated statements of income for the years ended April 30, 2012 include the results of operations of FEI-Elcom since February 21, 2012 and include revenue of $840,000 and an operating loss of $700,000. The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the years ended April 30, 2012 and 2011, adjusted to give effect to the acquisition of FEI-Elcom as if it had occurred at the beginning of each of the periods presented. The fiscal year 2011 financial information includes the results of operations of FEI-Elcom for the period April 1, 2010 to March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2011 or 2010, nor does it purport to represent the results of operations for future periods. The pro forma results of operations do not include the gain on the Company’s original investment of $730,000 or the impairment of the Company’s investment in Elcom during fiscal year 2012.

	Pro forma
	(unaudited)
	Years ended April 30,
	2012	2011
	(in thousands except per share data)
Revenues	$70,955	$63,348
Operating profit	$5,147	$3,058
Net income	$5,863	$5,423
Earnings per share- basic	$0.70	$0.66
Earnings per share- diluted	$0.69	$0.65

12. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2012 and 2011, the Company contributed 42,370 and 58,637 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $360,000 in fiscal year 2012 and $379,000 in fiscal year 2011. Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis. In addition to changes in the treasury stock accounts, such transactions increased additional paid in capital by $154,000 in fiscal year 2012 and decreased that account by $139,000 in fiscal year 2011.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits. The Company charged approximately $1.8 million and $860,000 to selling and administrative expenses under these plans for the fiscal years ended April 30, 2012 and 2011, respectively.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors. The plans are Nonqualified Stock Options (“NQSO”) plans, Incentive Stock Option ("ISO”) plans and Stock Appreciation Rights (“SARS”). Under these plans, options or SARS are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company's common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Typically, options and SARS vest over a four-year period from the date of grant. The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise. As of April 30, 2012, a consultant who is the son of the Company’s president, had been granted options to purchase approximately 57,000 shares of Company stock under NQSO plans, all of which are exercisable at a weighted average exercise price of $5.60 and expires one year after the termination of the consulting agreement which has no expiration date. As of April 30, 2012, eligible employees had been granted options to purchase approximately 339,000 shares of Company stock under ISO plans, of which approximately 231,000 options with a weighted average exercise price of $10.39 are both outstanding and exercisable. During the year ended April 30, 2012, employees exercised ISOs for 2,700 shares of Company stock. As of April 30, 2012, eligible employees and directors have been granted SARS based on approximately 1,347,000 shares of Company stock, of which approximately 1,342,000 shares are outstanding and approximately 668,000 with a weighted average exercise price of $8.27 are exercisable. When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan. During the year ended April 30, 2012, employees exercised SARS representing approximately 5,300 shares of Company stock and received approximately 2,500 shares of Company stock. The approximately 2,700 share difference was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – May 1, 2010	1,403,775	$10.11	5.2 years
Granted	350,500	8.20
Exercised	(18,750)	4.70
Expired or Canceled	(302,000)	16.55
Outstanding – April 30, 2011	1,433,525	$8.22	6.6 years
Granted	253,000	7.36
Exercised	(7,950)	5.35
Expired or Canceled	(48,875)	11.10
Outstanding – April 30, 2012	1,629,700	$7.95	6.4 years	$1,758,624
Exercisable	956,263	$8.62	4.7 years	$958,589
Available for future grants	227,264

As of April 30, 2012, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $2,227,000. These costs are expected to be recognized over a weighted average period of 3.0 years.

During the years ended April 30, 2012 and 2011, 221,969 and 175,156 shares, respectively, vested, the fair value of which was approximately $748,000 and $566,000, respectively. The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2012 and 2011, were approximately $3.73 and $4.39, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $363,000 and $295,000 for the years ended April 30, 2012 and 2011, respectively. Selling and administrative expenses include stock-based compensation expense of approximately $359,000 and $181,000 for the years ended April 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows. For the years ended April 30, 2012 and 2011, the Company realized $9,000 and $39,000, respectively, of tax benefits from the exercise of stock options and SARS.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted. This plan was terminated in fiscal year 2006. An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option. Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock. The options were exercisable over specified periods per terms of the individual agreements. No compensation expense was recorded during the years ended April 30, 2012 and 2011 as no other grants were made in those years and previous grants have been fully expensed. As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued. No additional grants will be made under this plan and the outstanding grant will expire in fiscal year 2015.

Transactions under this plan, including the weighted average exercise prices of the options, are as follows:

	2012		2011
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	30,000	$14.76	36,000	$14.93
Expired	-		(6,000)	15.80
Exercised	-	-	-	-
Outstanding at end of year	30,000	$14.76	30,000	$14.76
Exercisable at end of year	30,000	$14.76	30,000	$14.76

Restricted Stock Plan:

During fiscal 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors. The purchase price could not be less than the par value of the common stock. As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan. As of April 30, 2012 and 2011, grants for 7,500 are available to be purchased at a price of $4.00 per share.

Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990, the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”). By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal 1990. These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990. Shares were released for allocation to participants based on a formula as specified in the ESOP document. By the end of fiscal 2000, all shares (1,071,652) had been allocated to participant accounts of which 417,244 shares remain in the ESOP.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death. Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2012 and 2011 was approximately $796,000 and $675,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Life Insurance Policies and Cash Held in Trust:

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a trust. Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the trust. These assets belong to the Company until a change of control event, as defined in the trust agreement, should occur. At that time, the Company is required to add sufficient cash to the trust so as to match the deferred compensation liability described above. Such funds will be used to continue the deferred compensation arrangements following a change of control.

13. Income Taxes

The income before benefit for income taxes consisted of (in thousands):

	Year Ended April 30,
	2012	2011
U.S.	$7,426	$3,781
Foreign	(612)	(186)
	$6,814	$3,595

The benefit for income taxes consists of the following (in thousands):

	2012	2011
Current:
Federal	$2,534	$1,134
Foreign	-	-
State	6	(4)
Current provision	2,540	1,130
Deferred
Federal	16	40
Foreign	(49)	(60)
State	(10)	105
Deferred (benefit) provision	(43)	85
Change in valuation allowance	(3,057)	(3,635)
Total benefit	$(560)	$(2,420)

The following table reconciles the reported income tax (benefit) expense with the amount computed using the federal statutory income tax rate (in thousands)

	2012	2011
Computed "expected" tax expense	$2,316	$1,222
State and local tax, net of federal benefit	(3)	67
Valuation allowance on deferred tax assets	(3,057)	(3,635)
Nontaxable income from foreign subsidiaries	72	52
Nondeductible expenses	143	125
Nontaxable life insurance cash value increase	(150)	(116)
Write off benefit from equity investment losses	466	-
Tax credits	(350)	(279)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	3	144
	$(560)	$(2,420)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of deferred taxes are as follows (in thousands):

	2012	2011
Deferred tax assets:
Employee benefits	$5,320	$4,980
Inventory	2,055	1,580
Accounts receivable	525	340
Marketable securities	-	200
Tax credits	1,140	1,030
Other liabilities	332	270
Net operating loss carryforwards	2,800	570
Total deferred tax asset	12,172	8,970
Deferred tax liabilities
Marketable securities	243	-
Property, plant and equipment	1,630	1,070
Net deferred tax asset	10,299	7,900
Valuation allowance	(1,455)	(4,570)
Net deferred tax assets	$8,844	$3,330

Net deferred tax assets are comprised of the following (in thousands):

	2012	2011
Gross current assets	$4,092	$2,890
Valuation allowance	(697)	(310)
Current liabilities	(243)	-
Net current deferred tax assets	3,152	2,580

Gross noncurrent assets	8,080	6,080
Valuation allowance	(758)	(4,260)
Noncurrent liabilities	(1,630)	(1,070)
Net noncurrent deferred tax assets	5,692	750
Net deferred tax assets	$8,844	$3,330

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries. The change in valuation allowance during the year ended April 30, 2012 was a decrease of $3.1 million, including foreign exchange adjustments of $58,000 and the $43,000 tax effect of unrealized gains on marketable securities. For the year ended April 30, 2011, the change was a decrease of $3.5 million including foreign exchange adjustments of $48,000 and the $95,000 tax effect of unrealized gains on marketable securities.

During the fourth quarters of both fiscal year 2012 and 2011, the Company reduced its valuation allowance against deferred tax assets in the amounts of $3.1 million and $3.6 million, respectively. This recognition was the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of three consecutive years of increasing profitability and recent contract bookings which have increased the Company’s long-term backlog to a higher level. Company management believes such contracts will enable the Company to continue to generate operating profits in fiscal year 2013 and beyond. These adjustments were made in the fourth quarters of fiscal 2012 and 2011 as the Company waited until it had results for the full year to make final its determination, given the existence of a loss in recent years, that it met the accounting threshold for determination that the recovery of the deferred tax asset was more likely than not and to estimate the appropriate balance of the valuation allowance, based on all available information. The amount of the non-cash valuation allowance reductions were based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the periods over which the Company believes deferred tax assets will be recoverable.

At April 30, 2012, the Company has available approximately $1.2 million in net operating losses available to offset future income of certain of its foreign subsidiaries. These loss carryforwards have no expiration date. As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 20 years. For State of California income tax purposes, the Company has a tax loss carryforward of approximately $2.3 million which expires in 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards. It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months. The Company believes, however, that there should be no change during the next twelve months. The Company's tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service, which resulted in no material adjustments. The Company's tax years from April 30, 2005 through April 30, 2012 remain open to examination by state tax authorities and tax years from April 30, 2008 through April 30, 2012 remain open for examination by the Internal Revenue Service.

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

	Year Ended April 30,
	2012	2011
Balance at beginning of year	$145	$145
Acquired reserve of FEI-Elcom	370	-
Warranty costs incurred	(192)	(156)
Product warranty accrual	455	156
Balance at end of year	$778	$145

15. Segment Information

The Company operates under three reportable segments based on the geographic locations of its subsidiaries:

(1)	FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets- communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.
(2)	Gillam-FEI - operates out of Belgium and France and primarily sells wireline synchronization and network management systems in non-U.S. markets. All sales from Gillam-FEI to the United States are to other segments of the Company.
(3)	FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications. This segment also provides sales and support for the Company’s wireline telecommunications family of products, including US5G, which are sold in the United States market.

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom and FEI-Asia. FEI-Asia functions as a manufacturing facility for the FEI-NY segment with minimal sales to outside customers. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2012		2011
Net revenues:
FEI-NY	$44,711		$33,204
Gillam-FEI	12,811	**	13,165	**
FEI-Zyfer	11,494		10,737
less intersegment revenues	(5,421	)**	(3,883	)**
Consolidated revenues	$63,595		$53,223

Operating profit (loss):
FEI-NY	$7,938		$3,536
Gillam-FEI	138	**	66	**
FEI-Zyfer	(511)		204
Corporate	(862)		(316)
Consolidated operating profit (loss)	$6,703		$3,490

**For fiscal years ended April 30, 2012 and 2011, includes Gillam-FEI intersegment sales of $3.9 million and $2.5 million, respectively, to the FEI-NY and FEI-Zyfer segments. Such sales consist principally of manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S. plus the costs of ongoing research and development costs to support the product line. In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.

	2012	2011
Identifiable assets:
FEI-NY (approximately $3 million in China)	$50,234	$37,912
Gillam-FEI (all in Belgium or France)	20,407	20,875
FEI-Zyfer	9,685	8,434
less intersegment receivables	(16,424)	(16,295)
Corporate	42,325	38,905
Consolidated identifiable assets	$106,227	$89,831

Depreciation and amortization (allocated):
FEI-NY	$1,590	$1,331
Gillam-FEI	425	353
FEI-Zyfer	207	234
Corporate	19	19
Consolidated depreciation and amortization expense	$2,241	$1,937

Major Customers

The Company's products are sold to both commercial and governmental customers. For the years ended April 30, 2012 and 2011, approximately 46% and 54%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2012, sales to three customers of the FEI-NY segment aggregated $29.3 million or 66% of that segment’s total sales. Each of these customers also exceeded 10% of the Company’s consolidated revenues. During the year ended April 30, 2012, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues. In the FEI-Zyfer segment, one customer accounted for more than 10% of that segment’s sales. None of the customers in the Gillam-FEI and FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In fiscal year 2011, sales to five customers of the FEI-NY segment aggregated $22.6 million or 68% of that segment’s total sales. One of these customers, when combined with sales from the FEI-Zyfer segment, exceeded 10% of the Company’s consolidated revenues. During the year ended April 30, 2011, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues. In the FEI-Zyfer segment, two customers each accounted for more than 10% of that segment’s sales. None of the customers in the Gillam-FEI segment and no customer individually in the FEI-Zyfer segment accounted for more than 10% of consolidated revenues.

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business. The Company believes its relationship with these customers to be mutually satisfactory. Sales to major customers above can include commercial and governmental end users.

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. Revenues, based on the location of the procurement entity, were derived from the following countries:

	(in thousands)
	2012	2011
France	$8,480	$1,946
Belgium	4,254	5,617
China	899	2,571
Other	7,533	4,875
	$21,166	$15,009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, including the identification of the material weakness noted below, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2012, the Company’s disclosure controls and procedures were not effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of April 30, 2012 due to a material weakness in financial reporting related to the accounting for the acquisition of Elcom Technologies, Inc. (“Elcom”), specifically related to the recognition of the gain on the Company’s ownership in Elcom held prior to the acquisition of the remaining interests. Frequency plans to strengthen or supplement technical resources to provide for the completion of acquisition accounting, if and when, another acquisition takes place, to enable it to identify and properly report these issues on a timely basis. The Company anticipates the action described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the related material weakness identified as of April 30, 2012. However, the institutionalization of the internal control processes requires repeatable process execution, and because certain of these additional controls necessarily involve acquisition transactions, the successful execution of these controls is reliant on acquisition transactions occurring and allowing for the assessment of the operating effectiveness of these remediations before management is able to definitively conclude that the material weakness has been fully remediated.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of FEI-Elcom. FEI-Elcom’s financial statements constitute approximately 8 percent of the total assets and 5 percent of the net income attributable to the Company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

In prior fiscal years, the Company reported a material weakness in internal controls over financial reporting because, due to inadequate resources, the Company had not completed the documentation and testing of the internal controls at two of the Company’s subsidiaries, Gillam-FEI and FEI-Zyfer. During the year ended April 30, 2012, the Company completed the necessary identification of internal controls at those subsidiaries and conducted tests of those controls in effect during the fiscal year. Consequently, the Company asserts that the previous material weakness in internal controls over financial reporting has been remediated.

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

Changes in Internal Control Over Financial Reporting.

Other than the matters described in this Item 9A under “Financial Reporting,” there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 16, 2012. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11. Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 16, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 16, 2012.

Item 13. Certain Relationships and Related Transactions

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 16, 2012.

Item 14. Principal Accounting Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 16, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets
April 30, 2012 and 2011	23

Consolidated Statements of Income
-years ended April 30, 2012 and 2011	24

Consolidated Statements of Cash Flows
- years ended April 30, 2012 and 2011	25-26

Consolidated Statements of Changes in Stockholders' Equity
- years ended April 30, 2012 and 2011	27

Notes to Consolidated Financial Statements	28-44

(2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: July 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/30/12
Joseph P. Franklin

/s/ Joel Girsky	Director	7/30/12
Joel Girsky

/s/ S. Robert Foley	Director	7/30/12
S. Robert Foley

/s/ Richard Schwartz	Director	7/30/12
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/30/12
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/30/12
Alan L. Miller	and Secretary/Treasurer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(12)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of its 2012 audit report in Registrant’s Form S-8 Registration Statements.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
(3)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061 for the year ended April 30, 1981, which exhibit is incorporated herein by reference.
(4)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-69527, which exhibit is incorporated herein by reference.
(5)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.
(9)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-8, File No. 333-42233, which exhibit is incorporated herein by reference.
(11)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.

