Form 10-Q
period 2012-07-31
FREQUENCY ELECTRONICS INC
filed 2012-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 10, 2012 – 8,392,301

Frequency Electronics, Inc. and Subsidiaries

INDEX

Page No.

Part I. Financial Information:

Item 1 - Financial Statements:	3

Condensed Consolidated Balance Sheets - July 31, 2012 and April 30, 2012	3

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended July 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2012 and 2011	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4- Controls and Procedures	19

Part II. Other Information:

Item 6 - Exhibits	20

Signatures	21

Exhibits

2 of 21

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2012	2012
	(UNAUDITED)	(NOTE A)

	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$5,461	$4,782
Marketable securities	16,678	17,658
Accounts receivable, net of allowance for doubtful accounts of $400 at July 31, 2012 and April 30, 2012	9,699	10,866
Costs and estimated earnings in excess of billings, net	8,649	7,207
Inventories	34,532	34,299
Deferred income taxes	3,033	3,152
Prepaid expenses and other	1,306	1,398
Total current assets	79,358	79,362
Property, plant and equipment, at cost, less accumulated depreciation and amortization	8,126	8,374
Deferred income taxes	5,692	5,692
Goodwill and other intangible assets	850	873
Cash surrender value of life insurance and cash held in trust	10,290	10,133
Investment in affiliates	807	809
Other assets	967	984
Total assets	$106,090	$106,227

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$6,317	$6,383
Accounts payable - trade	1,643	2,644
Accrued liabilities	6,770	6,986
Income taxes payable	396	96
Total current liabilities	15,126	16,109
Capital lease obligation- noncurrent	-	15
Deferred compensation	10,225	10,179
Deferred rent and other liabilities	865	792
Total liabilities	26,216	27,095
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	51,017	50,797
Retained earnings	19,428	18,660
	79,609	78,621

Common stock reacquired and held in treasury - at cost (771,639 shares at July 31, 2012 and 800,787 shares at April 30, 2012)	(3,519)	(3,659)
Accumulated other comprehensive income	3,784	4,170
Total stockholders' equity	79,874	79,132
Total liabilities and stockholders' equity	$106,090	$106,227

See accompanying notes to condensed consolidated financial statements.

3 of 21

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended July 31,

(Unaudited)

	2012	2011
	(In thousands except per share data)

Net revenues	$16,685	$15,939
Cost of revenues	10,704	9,795
Gross margin	5,981	6,144

Selling and administrative expenses	3,485	3,162
Research and development expense	1,415	1,198
Operating profit	1,081	1,784

Other income (expense):
Investment income	167	125
Equity income	-	19
Interest expense	(56)	(24)
Other income, net	6	80

Income before provision for income taxes	1,198	1,984

Provision for income taxes	430	640

Net income	$768	$1,344

Net income per common share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

Average shares outstanding:
Basic	8,378,247	8,304,484
Diluted	8,544,052	8,503,101

Comprehensive Income
Net income	$768	$1,344
Other comprehensive income (loss):
Foreign currency translation adjustment	(594)	331
Change in market value of marketable securities	327	(183)
Deferred tax effect of change in marketable securities	(119)	66
Total other comprehensive (loss) income	(386)	214

Comprehensive income	$382	$1,558

See accompanying notes to consolidated condensed financial statements.

4 of 21

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,

(Unaudited)

	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$768	$1,344
Non-cash charges to earnings, net	1,250	1,052
Net changes in operating assets and liabilities	(2,420)	266
Net cash (used in) provided by operating activities	(402)	2,662

Cash flows from investing activities:
Purchase of marketable securities	(717)	(4,324)
Proceeds on redemption of marketable securities	2,000	4,511
Purchase of fixed assets	(332)	(520)
Net cash provided by (used in) investing activities	951	(333)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	13
Payment of lease obligations	(107)	(66)
Net cash used in financing activities	(87)	(53)

Net increase in cash and cash equivalents before effect of exchange rate changes	462	2,276

Effect of exchange rate changes on cash and cash equivalents	217	108

Net increase in cash and cash equivalents	679	2,384

Cash and cash equivalents at beginning of period	4,782	5,275

Cash and cash equivalents at end of period	$5,461	$7,659

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46	$24
Income Taxes	$150	$1

See accompanying notes to condensed consolidated financial statements.

5 of 21

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2012 and the results of its operations and cash flows for the three months ended July 31, 2012 and 2011. The April 30, 2012 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2012. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2012	2011
Basic EPS Shares outstanding
(weighted average)	8,378,247	8,304,484
Effect of Dilutive Securities	165,805	198,617
Diluted EPS Shares outstanding	8,544,052	8,503,101

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive. The number of excluded options and SARS for the three months ended July 31, 2012 and 2011 were 746,375 and 424,375, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2012 and April 30, 2012, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2012	April 30, 2012
	(In thousands)
Costs and estimated earnings in excess of billings	$10,372	$9,552
Billings in excess of costs and estimated earnings	(1,723)	(2,345)
Net asset	$8,649	$7,207

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. Revenue on these long-term contracts is accounted for on the percentage of completion basis. During the three months ended July 31, 2012 and 2011, revenue recognized under percentage of completion contracts was approximately $8.6 million and $8.3 million, respectively.

6 of 21

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2012	April 30, 2012
	(In thousands)
Raw Materials and Component Parts	$15,434	$15,813
Work in Progress	16,378	15,762
Finished Goods	2,720	2,724
	$34,532	$34,299

As of July 31, 2012 and April 30, 2012, approximately $25.1 million and $25.5 million, respectively, of total inventory is located in the United States, approximately $8.8 million and $8.2 million, respectively, is located in Belgium and $0.6 million and $0.6 million, respectively, is located in China.

NOTE E – SEGMENT INFORMATION

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

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom Tech (“FEI-Elcom”) and FEI-Asia. FEI-Asia functions primarily as a manufacturing facility for the Company’s commercial product subsidiaries with minimal sales to outside customers. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end- users. Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods. The July 31, 2011 amounts do not include FEI-Elcom (in thousands):

	Three months ended July 31,
	2012	2011
Net revenues:
FEI-NY	$11,848	$10,615
Gillam-FEI	1,908	1,988
FEI-Zyfer	3,357	3,773
less intercompany revenues	(428)	(437)
Consolidated revenues	$16,685	$15,939

7 of 21

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended July 31,
	2012	2011
Operating profit (loss):
FEI-NY	$1,122	$1,890
Gillam-FEI	(116)	(230)
FEI-Zyfer	140	193
Corporate	(65)	(69)
Consolidated operating profit	$1,081	$1,784

	July 31, 2012	April 30, 2012
Identifiable assets:
FEI-NY (approximately $3 million in China)	$52,892	$50,234
Gillam-FEI (all in Belgium or France)	18,939	20,407
FEI-Zyfer	8,331	9,685
less intersegment balances	(15,070)	(16,424)
Corporate	40,998	42,325
Consolidated identifiable assets	$106,090	$106,227

Note F – Investment in Morion, Inc.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis. This investment is included in investment in affiliates in the accompanying balance sheets.

During the three months ended July 31, 2012 and 2011, the Company acquired product from Morion in the aggregate amount of approximately $12,000 and $85,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $30,000 and $766,000, respectively. At July 31, 2012, accounts receivable included $56,000 due from Morion and $6,000 was payable to Morion.

NOTE G –ACQUISITION OF ELCOM TECHNOLOGIES, INC.

On February 21, 2012, the Company purchased 74.88% of the capital stock of Elcom Technologies, Inc. (“Elcom” and after the acquisition “FEI-Elcom”). Prior to the acquisition, the Company had a minority ownership interest of 25.12% of the capital stock of Elcom. After the acquisition, the Company owned 100% and changed the subsidiary’s name to FEI-Elcom Tech, Inc. The Company acquired Elcom as, in addition to its own product line, Elcom provides design and technical support for the Company’s satellite business, which accounts for a significant amount of the Company’s consolidated revenue. For the acquisition, the Company paid approximately $4.1 million to the shareholders for their shares of common stock and an additional $910,000 to certain selling shareholders to settle their outstanding debt with Elcom. In addition the Company had notes due from Elcom with a fair value of approximately $1.7 million which was forgiven as an additional investment in Elcom. Based on the amounts paid to the Elcom shareholders, the Company determined that the fair value of Elcom at the date of acquisition was approximately $7.9 million. The Company’s determination of the fair value of Elcom at the date of acquisition included an adjustment for a control premium of 15% based on the total value at the date of acquisition.

The fair value of Elcom at the date of the transaction was allocated to $4.6 million of net tangible assets, deferred taxes of $2.6 million, and approximately $700,000 of intangible assets, including goodwill of approximately $400,000. None of the goodwill is expected to be deductible for income tax purposes.

The FEI-Elcom transaction was accounted for as a “step acquisition” in accordance with generally accepted accounting principles. Accordingly, the Company remeasured its previously held equity interest in Elcom and adjusted it to fair value. The difference between the fair value of the Company’s ownership in Elcom and the Company’s carrying value of its investment resulted in the recognition of a gain of approximately $730,000 at the date of the acquisition during the fourth quarter of fiscal year 2012.

8 of 21

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to the acquisition of Elcom, the Company recorded its share of Elcom’s income or loss on the equity method. In addition, periodically the Company measured the market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results. During the second quarter of the prior fiscal year, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and recorded impairment charges in the amount $350,000. No impairment charges were recorded during the three months ended July 31, 2011.

During the three months ended July 31, 2011, prior to the acquisition of Elcom, the Company acquired technical services from Elcom in the aggregate amount of approximately $16,000 and recorded interest income on notes to Elcom in the amount of approximately $21,000.

The accompanying consolidated statements of income for the three months ended July 31, 2012 include the results of operations of FEI-Elcom. The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the three months ended July 31, 2011, adjusted to give effect to the acquisition of FEI-Elcom as if it had occurred at the beginning of the quarter. The financial information includes the results of operations of FEI-Elcom for the period April 1, 2011 to June 30, 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on May 1, 2011, nor does it purport to represent the results of operations for future periods. The pro forma results of operations do not include the gain on the Company’s original investment of $730,000 or the impairment of the Company’s investment in Elcom during fiscal year 2012.

Pro forma
(unaudited)
Three months ended
July 31, 2011
(in thousands except per share data)
Revenues	$18,986
Operating profit	$1,812
Net income	$1,312
Earnings per share- basic	$0.16
Earnings per share- diluted	$0.15

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2012 and April 30, 2012 are as follows (in thousands):

	July 31, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,210	$308	$(2)	$10,516
Equity securities	5,467	781	(86)	6,162
	$15,677	$1,089	$(88)	$16,678

	April 30, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,573	$297	$(6)	$11,864
Equity securities	5,411	552	(169)	5,794
	$16,984	$849	$(175)	$17,658

9 of 21

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2012
Fixed Income Securities	$100	$(2)	$-	$-	$100	$(2)
Equity Securities	366	(84)	128	(2)	494	(86)
	$466	$(86)	$128	$(2)	$594	$(88)
April 30, 2012
Fixed Income Securities	$301	$(6)	$-	$-	$301	$(6)
Equity Securities	539	(169)	-	-	539	(169)
	$840	$(175)	$-	$-	$840	$(175)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2012 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2012 and 2011, the Company redeemed available-for-sale securities in the amounts of $2.0 million and $4.5 million, respectively, realizing no gain in fiscal year 2013 and realized a gain of $6,800 in fiscal year 2012, which amounts are included in the determination of net income for those periods.

Maturities of fixed income securities classified as available-for-sale at July 31, 2012 are as follows, at cost (in thousands):

Current	$1,005
Due after one year through five years	8,542
Due after five years through ten years	663
$10,210

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level2	Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note I - Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-5 eliminates the option (previously utilized by the Company) to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-5 was adopted by the Company at the beginning of the current fiscal year, and affects only the presentation of financial statements and has no financial impact on the Company’s Condensed Consolidated Financial Statements.

NOTE J – INCOME TAXES

During fiscal years 2012 and 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries. Consequently, for the three months ended July 31, 2012 and 2011, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences. As of July 31, 2012 and April 30, 2012, the remaining deferred tax asset valuation allowance is approximately $1.5 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

NOTE K – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2012, the Company made a contribution of 15,075 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan. During the same period, the Company issued 14,073 shares from treasury upon the exercise of stock options and SARs by certain officers and employees of the Company.

*********************

11 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

12 of 21

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2013 and 2012 (which end on April 30, 2013 and 2012, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2012	2011
Net Revenues
FEI-NY	71.0%	66.6%
Gillam-FEI	11.4	12.5
FEI-Zyfer	20.1	23.7
Less intersegment revenues	(2.5)	(2.8)
	100.0	100.0
Cost of revenues	64.2	61.5
Gross margin	35.8	38.5
Selling and administrative expenses	20.9	19.8
Research and development expenses	8.4	7.5
Operating profit	6.5	11.2
Other income, net	0.7	1.2
Pretax income	7.2	12.4
Provision for income taxes	2.6	4.0
Net income	4.6%	8.4%

Impact of FEI-Elcom Acquisition

Fiscal year 2013 results include the results of operations of the Company’s newly acquired subsidiary, FEI-Elcom Tech, Inc. (formerly Elcom Technologies, Inc. or “Elcom” and after the acquisition, “FEI-Elcom”), which is included in the FEI-NY segment. FEI-Elcom’s third-party revenues were less than $1 million and the subsidiary recorded an operating loss of approximately $900,000 for the quarter ended July 31, 2012. In the comparable three-month period of the prior fiscal year, before the acquisition, Elcom recorded revenues of approximately $3.0 million, an operating profit of approximately $140,000 and net income of approximately $77,000. In the discussion below, all amounts for the three months ended July 31, 2011; do not include FEI-Elcom with the exception of the Company’s “Other income (expenses)” which includes $19,000 of equity income from its minority interest in Elcom at that time.

13 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Revenues

	Three months ended July 31,
			Change
Segment	2012	2011	$	%
FEI-NY	$11,848	$10,615	1,233	12%
Gillam-FEI	1,908	1,988	(80)	(4)%
FEI-Zyfer	3,357	3,773	(416)	(11)%
Intersegment sales	(428)	(437)	9
	$16,685	$15,939	$746	5%

For the three months ended July 31, 2012, revenues from recently acquired FEI-Elcom are included in revenues of the FEI-NY segment. In the fiscal year 2013 period, revenues from commercial and U.S. Government satellite programs accounted for approximately 50% of consolidated revenues compared to approximately 40% for the same period of fiscal year 2012. Revenues on these contracts are recognized primarily under the percentage of completion method. Revenues in the U.S. Government/DOD non-space business area which are recorded in the FEI-NY (including FEI-Elcom sales) and FEI-Zyfer segments were lower in fiscal year 2013 and accounted for approximately 15% of consolidated revenues compared to 20% of revenues in the fiscal year 2012 period. Network infrastructure revenues were lower in the FEI-NY and Gillam-FEI segments and accounted for approximately 25% of consolidated revenues in the three month period ended July 31, 2012 compared to less than 30% in the fiscal 2012 period.

Consolidated revenues for the three months ended July 31, 2011 increased by 31% compared to revenues for the same period of fiscal year 2011, and was generated primarily from satellite payload programs as a result of recent contract bookings in the FEI-NY segment. In the fiscal year 2012 period, revenues from commercial and U.S. Government satellite programs accounted for approximately 40% of consolidated revenues compared to approximately 30% for the same period of fiscal year 2011. Revenues on these contracts are recognized primarily under the percentage of completion method. Increased network infrastructure revenues generated by the FEI-Zyfer segment were partially offset by declines in that business area in the Gillam-FEI segment. Network infrastructure revenues were less than 30% of consolidated revenues for the three months ended July 31, 2011 compared to approximately 30% for the same period of fiscal year 2011. In the fiscal year 2012 quarter, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately the same dollar amount as the same period of fiscal year 2011, accounting for approximately 20% and 25%, respectively, of consolidated revenues.

Based on the Company’s current backlog, over two-thirds of which represent satellite payload business, potential for additional new orders, as well as the Company’s acquisition of FEI-Elcom in late fiscal year 2012, revenues for fiscal year 2013 are expected to grow. Satellite payload revenues will remain the dominant portion of the Company’s business but revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are also expected to increase over fiscal year 2012 levels.

14 of 21

Frequency Electronics, Inc. and Subsidiaries

 (Continued)

Gross margin

	Three months ended July 31,
			Change
	2012	2011	$	%
	$5,981	$6,144	$(163)	(3)%

GM Rate	35.8%	38.5%

Gross margin was impacted by lower revenues at both Gillam-FEI and FEI-Zyfer. The gross margin rate was reduced by the effect of FEI-Elcom as well as a higher percentage of lower margin network infrastructure product sales. In the latter portion of the fiscal first quarter ended July 31, 2012, FEI-Elcom received new orders for its products but was unable to manufacture and ship the products prior to the end of the quarter. The first quarter revenues recognized by FEI-Elcom were insufficient to fully cover its production costs during the fiscal 2013 quarter such that the consolidated gross margin rate was reduced by approximately 2%.

For the three months ended July 31, 2011, gross margin improved by 29% compared to the same period of fiscal 2011, reflecting the 31% quarter-to-quarter increase in revenue over the three month period ended July 31, 2010. The different mix of programs on which the Company is working in the fiscal year 2012 period accounted for the small decline in the gross margin rate compared to the three months ended July 31, 2010. Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs.

The gross margin rates recorded in the fiscal year 2013 and 2012 periods were less than the Company’s targeted rate of 40%. As FEI-Elcom sales volume increases and as the sales product mix changes, the Company anticipates that its gross margin rates for the remainder of fiscal year 2013 will reach or exceed its target rate.

Selling and administrative expenses

Three months ended July 31,
		Change
2012	2011	$	%
$3,485	$3,162	$323	10%

For the three months ended July 31, 2012 and 2011, selling and administrative expenses were 21% and 20%, respectively, of consolidated revenues. The increase in expenses in the fiscal year 2013 quarter compared to the same period of fiscal year 2012 is due to selling and administrative expenses incurred at FEI-Elcom of approximately $600,000 which was partially offset by reduced incentive and deferred compensation expenses and lower operating costs in other segments. For the remainder of fiscal year 2013, the Company expects selling and administrative expenses to be incurred at approximately the same rate and approximate the Company’s target of 20% of revenues or less.

Research and development expense

Three months ended July 31,
		Change
2012	2011	$	%
$1,415	$1,198	$217	18%

Research and development expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues. Research and development spending for the three-month periods ended July 31, 2012 and 2011, was approximately 8% of revenues each year compared to the Company’s target of 10% of revenues. The quarter-to-quarter increase in spending is due primarily to product development expenditures at FEI-Elcom of approximately $300,000. R&D spending in fiscal year 2013 continued to facilitate development of new satellite payload products from DC to Ka Band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators. Included in these efforts are product redesign and process improvements to enhance product manufacturability and reduce production costs. In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For fiscal year 2013, the Company is targeting to spend under 10% of revenues on internal research and development projects. Internally generated cash and cash reserves are adequate to fund these development efforts.

15 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Operating profit

Three months ended July 31,
		Change
2012	2011	$	%
$1,081	$1,784	$(703)	(39)%

The late fiscal year 2012 addition of FEI-Elcom reduced consolidated operating results for the first quarter of fiscal year 2013. Revenues increased but were offset by higher operating expenses resulting in lower consolidated operating profit in fiscal year 2013 than in fiscal year 2012. As a percentage of revenue, fiscal year 2013 operating profit was 6.5% of revenues compared to 11.2% of revenues last year. The Company anticipates that the FEI-Elcom acquisition will be accretive during fiscal year 2013 as the new subsidiary fully realizes the benefits of recent sales orders but, for the near term, the acquisition may reduce consolidated operating profits. The Company anticipates that for the full fiscal year 2013, it will generate an operating profit that exceeds that of the prior fiscal year.

Other income (expense)

	Three months ended July 31,
			Change
	2012	2011	$	%
Investment income	$167	$125	$42	34%
Equity income	-	19	(19)	NM
Interest expense	(56)	(24)	(32)	(133)%
Other income (expenses), net	6	80	(74)	(92)%
	$117	$200	$(83)	(42)%

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities. During the three months ended July 31, 2012, investments were held in higher yielding marketable securities than those held in the prior fiscal year. In addition, in the fiscal year 2012 period, the Company redeemed marketable securities which resulted in a realized gain of approximately $7,000. No investment gains or losses were recorded in the fiscal 2013 period.

Equity income in the three months ended July 31, 2011, represents the Company’s share of the quarterly income recorded by Elcom in which the Company owned a 25% interest prior to its late fiscal year 2012 acquisition of FEI-Elcom.

The increase in interest expense for the three months ended July 31, 2012 compared to the same period of fiscal year 2012 is due to borrowings under the Company’s line of credit from a financial institution. The Company borrowed $6 million during fiscal year 2012 to finance the acquisition of FEI-Elcom.

Other income in the three months ended July 31, 2011 resulted primarily from a realized gain of approximately $90,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee. No similar gain was recognized during the fiscal year 2013 period. The fiscal year 2012 gain was partially offset by other insignificant non-operating expenses that were similar in type and amount to the current fiscal year.

16 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Income tax provision

Three months ended July 31,
		Change
2012	2011	$	%
$430	$640	$(210)	(33)%

The provision for income taxes for the three months ended July 31, 2012 decreased from the same period of fiscal year 2012 due to the 40% decrease in pretax income. The effective tax rate in fiscal year 2013 is expected to be in the range of 32% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries. As of July 31, 2012 and April 30, 2012, the remaining deferred tax asset valuation allowance is approximately $1.5 million.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California. The statutory federal rates are 34% in the United States and Belgium. The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed. In addition, the Company utilizes the availability of research and development tax credits and the Domestic Production Activity credit in the United States to lower its tax rate. As of April 30, 2012, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.2 million, which will offset future taxable income. As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 20 years. For State of California income tax purposes, the Company has a tax loss carryforward of approximately $2.3 million which expires in 20 years.

Net income

Three months ended July 31,
		Change
2012	2011	$	%
$768	$1,344	$(576)	(43)%

As detailed above, for the three months ended July 31, 2012, higher revenues due to the FEI-Elcom acquisition were offset by higher operating expenses, reducing net income for the quarter as compared to the prior year period. As FEI-Elcom executes on its business plan and makes deliveries of product against its increased backlog, the Company expects to record higher consolidated revenue and to realize improved gross margins and operating profits over the remainder of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $64.2 million at July 31, 2012, compared to working capital of $63.3 million at April 30, 2012. Included in working capital at July 31, 2012 is $22.1 million consisting of cash, cash equivalents and marketable securities. The Company’s current ratio at July 31, 2012 is 5.2 to 1.

For the three months ended July 31, 2012, the Company used cash from operations in the amount of $402,000 compared to positive cash flow from operating activities of $2.7 million in the comparable fiscal year 2012 period. The reduced cash flow in the fiscal year 2013 period resulted from the operating loss incurred by recently acquired FEI-Elcom, increased costs and estimated earnings in excess of billings (“unbilled accounts receivables”), increased inventory and payments made against accounts payable-trade. Unbilled receivables arise from the use of the percentage of completion method on the Company’s long-term contracts, including satellite payload contracts. Under this method revenue was recognized but contractual milestones were not yet billed in accordance with the terms of the contracts. For the three months ended July 31, 2012 and 2011, the Company incurred approximately $1.3 million and $1.1 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs. For the balance of fiscal year 2013, the Company expects to generate positive cash flow from operating activities.

17 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Net cash provided by investing activities for the three months ended July 31, 2012, was $951,000 compared to $333,000 used by such activity for the same period of fiscal year 2012. During the fiscal year 2013 period, marketable securities were redeemed in the amount of $2.0 million compared to $4.5 million of such redemptions during the fiscal year 2012 period. These proceeds and other cash was reinvested in additional marketable securities for the periods ended July 31, 2012 and 2011 in the amount of $717,000 and $4.3 million, respectively. In fiscal years 2013 and 2012, the Company acquired property, plant and equipment in the amount of approximately $332,000 and $520,000, respectively. The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies. The Company will continue to acquire more efficient equipment to automate its production process. The Company intends to spend between $2.0 million and $3.0 million on capital equipment during fiscal year 2013. Internally generated cash is adequate to acquire this level of capital equipment.

Net cash used in financing activities for the three months ended July 31, 2012 and 2011, was $87,000 and $53,000, respectively. During the fiscal year 2013 and 2012 periods, the Company made payments of $107,000 and $66,000, respectively, against capital lease obligations. In addition, during the three months ended July 31, 2012 and 2011, cash of $20,000 and $13,000, respectively, was received upon exercise of employee stock options or completion of a restricted stock transaction.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. As of July 31, 2012, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of July 31, 2012, the Company's consolidated backlog is approximately $58 million. Approximately 70% of this backlog is expected to be realized in the next twelve months. Included in the backlog at July 31, 2012 is approximately $1 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, as of July 31, 2012, was in excess of $5 million. The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least July 31, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

18 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, for the reasons discussed below, as of July 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Annual Report on Form 10-K for the year ended April 30, 2012, the Company has identified a material weakness in its internal control over financial reporting related to accounting for acquisitions. While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at July 31, 2012, for the first three months of fiscal year 2013 there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2012, and therefore the weakness previously identified by management continued to exist at July 31, 2012. In order to remediate the material weakness, if and when another acquisition takes place, the Company plans to supplement its technical resources to provide expertise in accounting for acquisitions. Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 for a more detailed discussion of the weakness previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

19 of 21

Frequency Electronics, Inc. and Subsidiaries

(Continued)

PART II

ITEM 6 - Exhibits

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-	The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2012	BY	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

21 of 21