Form 10-Q
period 2012-10-31
FREQUENCY ELECTRONICS INC
filed 2012-12-17
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2012

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

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 10, 2012 – 8,406,953

Frequency Electronics, Inc. and Subsidiaries

INDEX

Page No.
Part I. Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets - October 31, 2012 and April 30, 2012	3

Condensed Consolidated Statements of Income and Comprehensive Income Six Months Ended October 31, 2012 and 2011	4

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended October 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4- Controls and Procedures	20-21

Part II. Other Information:

Item 6 - Exhibits	21

Signatures	22

Exhibits	23-25

2 of 22

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
	(UNAUDITED)	(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$6,978	$4,782
Marketable securities	16,931	17,658
Accounts receivable, net of allowance for doubtful accounts of $400 at October 31, 2012 and April 30, 2012	9,918	10,866
Costs and estimated earnings in excess of billings, net	10,587	7,207
Inventories	35,347	34,299
Deferred income taxes	2,818	3,152
Prepaid expenses and other	1,322	1,398
Total current assets	83,901	79,362
Property, plant and equipment, at cost, less accumulated depreciation and amortization	7,893	8,374
Deferred income taxes	5,892	5,692
Goodwill and other intangible assets	827	873
Cash surrender value of life insurance and cash held in trust	10,448	10,133
Investment in affiliates	807	809
Other assets	950	984
Total assets	$110,718	$106,227

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$8,722	$6,383
Accounts payable - trade	2,203	2,644
Accrued liabilities	6,492	6,986
Income taxes payable	-	96
Total current liabilities	17,417	16,109
Capital lease obligation- noncurrent	-	15
Deferred compensation	10,310	10,179
Deferred rent and other liabilities	863	792
Total liabilities	28,590	27,095
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	51,289	50,797
Retained earnings	20,869	18,660
	81,322	78,621
Common stock reacquired and held in treasury - at cost (756,987 shares at October 31, 2012 and 800,787 shares at April 30, 2012)	(3,454)	(3,659)
Accumulated other comprehensive income	4,260	4,170

Total stockholders' equity	82,128	79,132

Total liabilities and stockholders' equity	$110,718	$106,227

See accompanying notes to condensed consolidated financial statements.

3 of 22

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

Six Months Ended October 31,

(Unaudited)

	2012	2011
	(In thousands except per share data)

Revenues	$34,254	$30,994
Cost of revenues	21,541	18,738
Gross margin	12,713	12,256

Selling and administrative expenses	6,996	6,626
Research and development expense	2,618	2,071
Operating profit	3,099	3,559

Other income (expense):
Investment income	319	260
Equity loss	-	(117)
Impairment of investment in and loans receivable from affiliate	-	(350)
Interest expense	(103)	(50)
Other (expense) income, net	(6)	88
Income before provision for income taxes	3,309	3,390
Provision for income taxes	1,100	1,270
Net income	$2,209	$2,120

Net income per common share
Basic	$0.26	$0.26
Diluted	$0.26	$0.25

Weighted average shares outstanding
Basic	8,389,942	8,311,679
Diluted	8,573,536	8,540,065

Comprehensive Income
Net income	$2,209	$2,120
Other comprehensive income (loss):
Foreign currency translation adjustment	(145)	(304)
Change in market value of marketable securities	369	(168)
Deferred tax effect of change in marketable securities	(134)	61
Total other comprehensive income (loss)	90	(411)

Comprehensive income	$2,299	$1,709

See accompanying notes to consolidated condensed financial statements.

4 of 22

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended October 31,

(Unaudited)

	2012	2011
	(In thousands except per share data)

Revenues	$17,569	$15,055
Cost of revenues	10,837	8,943
Gross margin	6,732	6,112

Selling and administrative expenses	3,511	3,464
Research and development expense	1,203	873
Operating profit	2,018	1,775

Other income (expense):
Investment income	152	135
Equity loss	-	(136)
Impairment of investment in and loans receivable from affiliate	-	(350)
Interest expense	(47)	(26)
Other (expense) income, net	(12)	8
Income before provision for income taxes	2,111	1,406
Provision for income taxes	670	630
Net income	$1,441	$776

Net income per common share
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

Weighted average shares outstanding
Basic	8,401,636	8,318,874
Diluted	8,603,021	8,540,902

Comprehensive Income
Net income	$1,441	$776
Other comprehensive income (loss):
Foreign currency translation adjustment	449	(635)
Change in market value of marketable securities	42	15
Deferred tax effect of change in marketable securities	(15)	(5)
Total other comprehensive income (loss)	476	(625)

Comprehensive income	$1,917	$151

See accompanying notes to condensed consolidated financial statements.

5 of 22

Frequency Electronics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,

(Unaudited)

	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$2,209	$2,120
Non-cash charges to earnings and non-operating income or loss, net	2,611	2,973
Net changes in operating assets and liabilities	(5,801)	(4,681)
Net cash (used in) provided by operating activities	(981)	412

Cash flows from investing activities:
Proceeds on redemption of marketable securities and sale of assets	2,006	5,111
Purchase of marketable securities	(947)	(8,222)
Loan to related party	-	(92)
Purchase of fixed assets	(612)	(855)
Net cash provided by (used in) investing activities	447	(4,058)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	13
Proceeds from credit line borrowings	4,000	-
Payment of short-term credit and lease obligations	(1,731)	(138)
Net cash provided by (used in) financing activities	2,289	(125)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	1,755	(3,771)

Effect of exchange rate changes on cash and cash equivalents	441	140

Net increase (decrease) in cash and cash equivalents	2,196	(3,631)

Cash and cash equivalents at beginning of period	4,782	5,275

Cash and cash equivalents at end of period	$6,978	$1,644

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94	$46
Income Taxes	$1,275	$828

See accompanying notes to condensed consolidated financial statements.

6 of 22

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2012 and the results of its operations and cash flows for the six and three months ended October 31, 2012 and 2011. The April 30, 2012 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 Annual Report to Stockholders on Form 10-K. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2012	2011	2012	2011
Weighted average shares outstanding:
Basic	8,389,942	8,311,679	8,401,636	8,318,874
Effect of dilutive securities	183,594	228,386	201,385	222,028
Diluted	8,573,536	8,540,065	8,603,021	8,540,902

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive. The number of excluded options and SARS were:

	Six months		Three months
	Periods ended October 31,
	2012	2011	2012	2011
Outstanding options and SARS excluded	733,375	382,875	733,375	733,375

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2012 and April 30, 2012, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2012	April 30, 2012
	(In thousands)
Costs and estimated earnings in excess of billings	$12,562	$9,552
Billings in excess of costs and estimated earnings	(1,975)	(2,345)
Net asset	$10,587	$7,207

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. During the six and three months ended October 31, 2012, such revenue was approximately $17.0 million and $8.4 million, respectively. During the six and three months ended October 31, 2011, revenue recognized under percentage of completion contracts was approximately $17.9 million and $9.6 million, respectively.

7 of 22

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2012, the Company made a contribution of 28,429 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code. Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan. During the same period, the Company issued 15,371 shares from treasury upon the exercise of stock options and SARS by certain employees.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2012	April 30, 2012
	(In thousands)
Raw Materials and Component Parts	$17,058	$15,813
Work in Progress	15,478	15,762
Finished Goods	2,811	2,724
	$35,347	$34,299

As of October 31, 2012 and April 30, 2012, approximately $25.0 million and $25.5 million, respectively, of total inventory is located in the United States, approximately $9.6 million and $8.2 million, respectively, is located in Belgium and $0.7 million and $0.6 million, respectively, is located in China.

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

8 of 22

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statements of income or the balance sheet for each of the periods. The October 31, 2011 amounts do not include FEI-Elcom (in thousands):

	Six months		Three months
	Periods ended October 31,
	2012	2011	2012	2011
Revenues:
FEI-NY	$24,135	$21,975	$12,287	$11,361
Gillam-FEI	4,518	3,669	2,610	1,680
FEI-Zyfer	6,688	6,587	3,331	2,814
less intersegment revenues	(1,087)	(1,237)	(659)	(800)
Consolidated revenues	$34,254	$30,994	$17,569	$15,055

Operating profit (loss):
FEI-NY	$2,973	$4,055	$1,851	$2,165
Gillam-FEI	24	(487)	140	(257)
FEI-Zyfer	297	242	157	49
Corporate	(195)	(251)	(130)	(182)
Consolidated operating profit	$3,099	$3,559	$2,018	$1,775

	October 31, 2012	April 30, 2012
Identifiable assets:
FEI-NY (approximately $3 million in China)	$54,312	$50,234
Gillam-FEI (all in Belgium or France)	19,509	20,407
FEI-Zyfer	7,577	9,685
less intersegment balances	(14,832)	(16,424)
Corporate	44,152	42,325
Consolidated identifiable assets	$110,718	$106,227

Note G – INVESTMENT IN mORION, INC.

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

During the six months ended October 31, 2012 and 2011, the Company acquired product from Morion in the aggregate amount of approximately $18,000 and $145,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $96,000 and $1.0 million, respectively. During the three months ended October 31, 2012 and 2011, the Company acquired product from Morion in the aggregate amount of approximately $6,000 and $60,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $66,000 and $241,000, respectively. At October 31, 2012, $6,000 was payable to Morion and accounts receivable from Morion was $972,000, including $925,000 for the license agreement described below.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion. The agreement requires the Company to sell certain production equipment currently owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year. Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run. During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company. In November 2012, Morion paid the Company a $925,000 deposit under this agreement. This amount is considered deferred revenue and is included in accrued liabilities on the accompanying condensed consolidated balance sheet. The United States Department of State has approved the technology transfer which is expected to be completed within a year from the date of the agreement.

9 of 22

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H –ACQUISITION OF ELCOM TECHNOLOGIES, INC.

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

Prior to the acquisition of Elcom, the Company recorded its share of Elcom’s income or loss on the equity method. In addition, periodically the Company measured the market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results. During the six and three months ended October 31, 2011, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and the collectibility of the notes receivable may be reduced. Accordingly, the Company recorded an investment impairment charge in the amount $200,000 and an additional $150,000 allowance against the notes receivable.

During the six and three months ended October 31, 2011, prior to the acquisition of Elcom, the Company sold product to Elcom in the amount of $4,000 and acquired technical services from Elcom in the aggregate amount of approximately $16,000 and zero, respectively, and recorded interest income on notes to Elcom in the amount of approximately $43,000 and $21,000, respectively.

The accompanying consolidated statements of income for the six and three months ended October 31, 2012 include the results of operations of FEI-Elcom. The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the six and three months ended October 31, 2011, adjusted to give effect to the acquisition of FEI-Elcom as if it had occurred at the beginning of the fiscal year. The financial information includes the results of operations of FEI-Elcom for the six month period from April 1, 2011 to September 30, 2011 and for the three month period from July 1, 2011 to September 30, 2011.

10 of 22

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

	Pro forma
	(unaudited)
	Six months	Three months
	Periods ended October 31, 2011
	(in thousands except per share data)
Revenues	$35,837	$16,850
Operating profit	$3,074	$1,262
Net income	$1,984	$672
Earnings per share- basic	$0.24	$0.08
Earnings per share- diluted	$0.23	$0.08

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2012 and April 30, 2012 are as follows (in thousands):

	October 31, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,187	$357	$-	$10,544
Equity securities	5,701	687	(1)	6,387
	$15,888	$1,044	$(1)	$16,931

	April 30, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,573	$297	$(6)	$11,864
Equity securities	5,411	552	(169)	5,794
	$16,984	$849	$(175)	$17,658

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2012
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	129	(1)	129	(1)
	$-	$-	$129	$(1)	$129	$(1)
April 30, 2012
Fixed Income Securities	$301	$(6)	$-	$-	$301	$(6)
Equity Securities	539	(169)	-	-	539	(169)
	$840	$(175)	$-	$-	$840	$(175)

11 of 22

Frequency Electronics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2012 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2012 and 2011, the Company redeemed available-for-sale securities in the amount of $2.0 million and $5.1 million, respectively, and realized no gain or loss during the fiscal year 2013 period and a gain of $7,000 for the same period in fiscal year 2012. These amounts are included in the determination of net income for each period.

Maturities of fixed income securities classified as available-for-sale at October 31, 2012 are as follows, at cost (in thousands):

Current	$1,003
Due after one year through five years	8,522
Due after five years through ten years	662
$10,187

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

Note J – INCOME TAXES

During fiscal years 2012 and 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries. Consequently, for the six and three months ended October 31, 2012 and 2011, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences. As of October 31, 2012 and April 30, 2012, the remaining deferred tax asset valuation allowance is approximately $1.5 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

NOTE K – SUBSEQUENT EVENT

On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.

NOTE L – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

*********************

12 of 22

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

13 of 22

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

For customer orders in the Company’s Gillam-FEI and FEI-Zyfer segments or smaller contracts or orders in the FEI-NY segment, including orders for FEI-Elcom products, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order. When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

RESULTS OF OPERATIONS

Impact of FEI-Elcom Acquisition

Fiscal year 2013 results include the results of operations of the Company’s recently acquired subsidiary, FEI-Elcom Tech, Inc. (formerly Elcom Technologies, Inc. or “Elcom” and after the acquisition, “FEI-Elcom”), which is included in the FEI-NY segment. For the six and three-month periods ended October 31, 2012, FEI-Elcom’s third-party revenues were approximately $3.1 million and $2.2 million, respectively. This subsidiary recorded an operating loss of approximately $900,000 for the six month period but recorded a $15,000 profit for the three month period ended October 31, 2012. In the comparable six and three-month periods of the prior fiscal year, before the acquisition, Elcom recorded revenues of approximately $4.9 million and $1.8 million, respectively, operating losses of approximately $260,000 and $400,000, respectively, and net losses of approximately $460,000 and $540,000, respectively. In the discussion below, all amounts for the six and three months ended October 31, 2011, do not include FEI-Elcom, with the exception of the Company’s “Other income (expenses)” which includes $117,000 and $136,000, respectively, of equity losses from its minority interest in Elcom at that time. The six month period also includes $350,000 of impairment charges against the Company’s investment in Elcom and certain notes receivable from Elcom.

14 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

The table below sets forth for the respective periods of fiscal years 2013 and 2012 (which end on April 30, 2013 and 2012, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of income:

	Six months		Three months
	Periods ended October 31,
	2012	2011	2012	2011
Revenues
FEI-NY	70.5%	70.9%	69.9%	75.4%
Gillam-FEI	13.2	11.8	14.9	11.2
FEI-Zyfer	19.5	21.3	19.0	18.7
Less intersegment revenues	(3.2)	(4.0)	(3.8)	(5.3)
	100.0	100.0	100.0	100.0
Cost of revenues	62.9	60.5	61.7	59.4
Gross margin	37.1	39.5	38.3	40.6
Selling and administrative expenses	20.4	21.4	20.0	23.0
Research and development expenses	7.6	6.7	6.8	5.8
Operating profit	9.1	11.4	11.5	11.8
Other income (expense), net	0.6	(0.5)	0.5	(2.4)
Pretax income	9.7	10.9	12.0	9.4
Provision for income taxes	3.2	4.1	3.8	4.2
Net income	6.5%	6.8%	8.2%	5.2%

Revenues

	(in millions)
	Six months				Three months
	Periods ended October 31,
Segment	2012	2011	Change		2012	2011	Change
FEI-NY	$24,135	$21,975	$2,160	10%	$12,287	$11,361	$926	8%
Gillam-FEI	4,518	3,669	849	23%	2,610	1,680	930	55%
FEI-Zyfer	6,688	6,587	101	2%	3,331	2,814	517	18%
Intersegment revenues	(1,087)	(1,237)	150		(659)	(800)	141
	$34,254	$30,994	$3,260	11%	$17,569	$15,055	$2,514	17%

For the six and three months ended October 31, 2012, revenues from recently-acquired FEI-Elcom are included in the revenues of the FEI-NY segment. For the six months ended October 31, 2012, FEI-NY revenues from commercial and U.S. Government satellite programs increased 10% over the prior year. Revenues from these programs accounted for just under 50% of consolidated sales, approximately the same ratio as the same six-month period of fiscal year 2012. Revenues on these long-term contracts are recognized primarily under the percentage of completion method. Sales from the U.S. Government/DOD business area, which accounted for more than 20% of consolidated revenues, increased almost 20% over fiscal year 2012 revenues due primarily to the FEI-Elcom acquisition. Between sales from FEI-NY (including FEI-Elcom) and FEI-Zyfer, total revenues from U.S. Government satellite and non-space programs exceeded 50% for the six months ended October 31, 2012 and neared 60% for the three month period then ended. Network infrastructure sales, which are recorded in all three segments, grew approximately 15% year over year and accounted for approximately 20% of consolidated revenues, similar to the prior fiscal year.

For the six and three months ended October 31, 2011, consolidated revenues increased by 26% and 20%, respectively, compared to the same periods of fiscal year 2011, and were generated primarily from satellite payload programs as a result of recent contract bookings in the FEI-NY segment. In the fiscal year 2012 periods, revenues from commercial and U.S. Government satellite programs accounted for approximately half of consolidated revenues compared to approximately 30% during the same periods of fiscal year 2011. Revenues on these long-term contracts are recognized primarily under the percentage of completion method. Increased network infrastructure revenues generated by the FEI-Zyfer segment were offset by declines in that business area in the Gillam-FEI segment. Network infrastructure revenues were approximately 20% of consolidated revenues for the six months ended October 31, 2011 compared to approximately 25% for the same period of fiscal year 2011. In the fiscal year 2012 periods, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately 20% of consolidated revenues compared to more than 25% for the same periods of fiscal year 2011. The percentage decreases in the network infrastructure and U.S. Government/DOD market areas are mostly due to higher satellite payload revenues recorded in fiscal year 2012.

15 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Based on the Company’s current backlog, three-fourths of which represent satellite payload business, the potential for additional new orders, as well as the Company’s acquisition of FEI-Elcom in late fiscal year 2012, revenues for the full fiscal year 2013 are expected to grow. Satellite payload revenues will remain the dominant portion of the Company’s business but revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are also expected to increase over fiscal year 2012 levels.

Gross margin

	Six months				Three months
	Periods ended October 31,
	2012	2011	Change		2012	2011	Change
	$12,713	$12,256	$457	4%	$6,732	$6,112	$620	10%

GM Rate	37.1%	39.5%			38.3%	40.6%

For the six and three months ended October 31, 2012, gross margin increased as a result of the 11% and 17%, respectively, increase in consolidated revenues. The gross margin rate is impacted by the Company’s product mix. In both periods of fiscal year 2013, the rate was reduced by the low sales volume at FEI-Elcom as well as by higher costs incurred on certain customer-funded nonrecurring engineering projects at that subsidiary.

Gross margin for the six and three months ended October 31, 2011 increased as compared to the same periods in the prior fiscal year reflecting increased revenue recorded in the fiscal year 2012 periods. The different mix of programs on which the Company is working in the fiscal year 2012 periods accounted for the increases in gross margin rates compared to the six and three months ended October 31, 2010. Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs.

The gross margin rates recorded in the fiscal year 2013 and 2012 periods were less than the Company’s targeted rate of 40%. As consolidated revenues increase, including higher sales volume at FEI-Elcom, and as the sales product mix changes, the Company anticipates that its gross margin rates for the remainder of fiscal year 2013 will reach or exceed its target rate.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2012	2011	Change		2012	2011	Change
$6,996	$6,626	$370	6%	$3,511	$3,464	$47	1%

For the six and three months ended October 31, 2012, selling and administrative expenses were approximately 20% of consolidated revenues compared to 21% and 23%, respectively, for the same periods of the prior fiscal year. The increase in expenses in the fiscal year 2013 periods compared to the same periods of fiscal year 2012 are due to selling and administrative expenses incurred at FEI-Elcom of approximately $1.1 million and $500,000, respectively. The expenses of this subsidiary were partially offset by lower expenses at Gillam-FEI due to the 11% decrease in the value of the euro to the U.S. dollar, reduced incentive and deferred compensation expenses and lower bad debt expense. For the remainder of fiscal year 2013, the Company expects selling and administrative expenses to be incurred at approximately the same rate and should approach the Company’s target of 20% of revenues or less.

16 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Research and development expense

Six months				Three months
Periods ended October 31,
2012	2011	Change		2012	2011	Change
$2,618	$2,071	$547	26%	$1,203	$873	$330	38%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues. R&D spending for the six and three-month periods ended October 31, 2012 and 2011, was less than the Company’s target of 10% of revenues. The year-over-year increase in spending is due primarily to product development expenditures of $550,000 and $230,000, respectively, at FEI-Elcom to improve its own product line. R&D spending in fiscal year 2013 continued to facilitate development of new satellite payload products from DC to Ka Band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators. Included in these efforts are product redesign and process improvements to enhance product manufacturability and reduce production costs. In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal research and development spending. The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For fiscal year 2013, the Company is targeting to spend under 10% of revenues on internal research and development projects. Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Six months				Three months
Periods ended October 31,
2012	2011	Change		2012	2011	Change
$3,099	$3,559	$(460)	(13)%	$2,018	$1,775	$243	14%

As anticipated, for the three months ended October 31, 2012, FEI-Elcom made a positive contribution to operating profit following an operating loss for the first quarter of fiscal year 2013. The year-to-date operating loss at FEI-Elcom reduced consolidated operating profit compared to the prior fiscal year. Increased consolidated revenues, including increased revenue at FEI-Elcom, generated higher gross margins for the six and three month periods ended October 31, 2012, which offset higher operating expenses. This resulted in an increased consolidated operating profit for the latest three-month period of fiscal year 2013 over the same period of fiscal year 2012 and narrowed the year-to-date operating profit difference between fiscal years 2013 and 2012. Operating profits for the six and three-month periods of fiscal year 2013 were 9.1% and 11.5%, respectively, of consolidated revenues compared to 11.4% and 11.8%, respectively, of revenues for the comparable periods of the previous fiscal year. With increased revenues and higher gross margins, the Company anticipates that for the full fiscal year 2013, it will generate an operating profit that exceeds that of the prior fiscal year.

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2012	2011	Change		2012	2011	Change
Investment income	$319	$260	$59	23%	$152	$135	$17	13%
Equity (loss) income	-	(117)	117	NM	-	(136)	136	NM
Impairment charge	-	(350)	350	NM	-	(350)	350	NM
Interest expense	(103)	(50)	(53)	(106)%	(47)	(26)	(21)	(80)%
Other expense, net	(6)	88	(94)	NM	(12)	8	(20)	NM
	$210	$(169)	$379	NM	$93	$(369)	$462	NM

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on these securities may vary based on fluctuating interest rate levels and the timing of purchases or sales of securities. During the six and three months ended October 31, 2012, investments were held in higher yielding marketable securities than those held in the prior fiscal year. In addition, in the fiscal year 2012 periods, the Company redeemed marketable securities which resulted in realized gains of approximately $7,000. No investment gains or losses were recorded in the fiscal 2013 periods.

17 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Equity losses in the six and three months ended October 31, 2011, represent the Company’s share of the quarterly income recorded by Elcom in which the Company owned a 25% interest prior to its late fiscal year 2012 acquisition of FEI-Elcom. In addition, in the same fiscal periods the Company recorded an impairment charge against its investment in the amount of $200,000 and also increased an allowance against notes receivable in the amount of $150,000. In connection with the acquisition of FEI-Elcom in the fourth quarter of fiscal year 2012, the Company recorded a gain of $730,000 on its related investment and notes receivable from Elcom. .

The increase in interest expense for the six and three months ended October 31, 2012 compared to the same periods of fiscal year 2012 is due to borrowings under the Company’s line of credit from a financial institution. The Company borrowed $6 million during fiscal year 2012 to finance the acquisition of FEI-Elcom and borrowed an additional $2.5 million during the quarter ended October 31, 2012 to meet current working capital requirements.

Other income in the six and three months ended October 31, 2011 resulted primarily from realized gains of approximately $137,000 and $46,000, respectively, derived from the excess of proceeds over the cash values of life insurance policies covering a former employee. No similar gains were recognized during the fiscal year 2013 periods. The fiscal year 2012 gains were partially offset by other insignificant non-operating expenses that were similar in type and amount to the current fiscal year.

Income tax provision

Six months				Three months
Periods ended October 31,
2012	2011	Change		2012	2011	Change
$1,100	$1,270	$(170)	(13)%	$670	$630	$40	6%
Effective tax rate on pre-tax book income:
33.3%	37.5%			31.8%	44.8%

The provision for income taxes for the six months ended October 31, 2012 decreased from the same period of fiscal year 2012 due to the decrease in pretax income and a reduced effective tax rate. Higher pretax income for the three month period ended October 31, 2012 compared to the same period of fiscal year 2012, created a higher tax provision for that period but at a lower effective rate. The effective tax rate in fiscal year 2013 is expected to be in the range of 32% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries. The effective tax rate for the fiscal periods ended October 31, 2011 were higher than the comparable periods of fiscal year 2013 due to the non-tax deductible impairment charges related to the Company’s investment in Elcom.

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

18 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

Net income

Six months				Three months
Periods ended October 31,
2012	2011	Change		2012	2011	Change
$2,209	$2,120	$89	4%	$1,441	$776	$665	86%

As detailed above, for the six and three months ended October 31, 2012, higher revenues due to the FEI-Elcom acquisition were partially offset by higher operating expenses, plus a lower effective income tax rate, enabled the Company to increase its net income over that recorded in the prior fiscal year periods. Based on consolidated backlog and the improved operating performance at FEI-Elcom, the Company expects to record higher consolidated revenue and to realize improved gross margins and operating profits over the remainder of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $66.5 million at October 31, 2012, compared to $63.3 million at April 30, 2012. Included in working capital at October 31, 2012 is $23.9 million of cash, cash equivalents and marketable securities which is partially offset by $8.5 million of borrowings under the Company’s line of credit. The Company’s current ratio at October 31, 2012 is 4.8 to 1.

For the six months ended October 31, 2012, the Company used cash in operating activities of $981,000 compared to $412,000 of positive cash from operations in the comparable fiscal year 2012 period. The reduced cash flow in the fiscal year 2013 period resulted from the operating loss incurred by recently acquired FEI-Elcom, increased costs and estimated earnings in excess of billings (“unbilled accounts receivables”), increased inventory and payments made against accounts payable-trade. Unbilled receivables arise from the use of the percentage of completion method on the Company’s long-term contracts, including satellite payload contracts. Under this method revenue was recognized but contractual milestones were not yet billed in accordance with the terms of the contracts. For the six months ended October 31, 2012 and 2011, the Company incurred approximately $2.6 million and $3.0 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs. For the balance of fiscal year 2013, as contractual milestones are met and customers are invoiced, unbilled receivables will be reduced and the Company expects to generate positive cash flow from operating activities.

Net cash provided by investing activities for the six months ended October 31, 2012 was $447,000 compared to cash used in investing activities of $4.1 million for the same period of fiscal year 2012. The Company redeemed marketable securities in the amount of $2.0 million in the fiscal year 2013 period and $5.1 million in the fiscal year 2012 period. These proceeds and other cash was reinvested in additional marketable securities for the periods ended October 31, 2012 and 2011 in the amount of $947,000 and $8.2 million, respectively. In the fiscal year 2013 and 2012 periods, the Company acquired property, plant and equipment in the amount of $612,000 and $855,000, respectively. During the six months ended October 31, 2011, the Company provided an additional loan to Elcom in the amount of $92,000. The Company may continue to acquire, sell or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities and capital equipment acquisitions. The Company intends to spend between $2.0 million and $3.0 million on capital equipment during fiscal year 2013. The Company’s cash, cash reserves, including marketable securities, and internally generated cash are adequate to acquire this level of property, plant and equipment.

Net cash provided by financing activities for the six months ended October 31, 2012 was $2.3 million compared to cash used in financing activities of $125,000 for the period ended October 31, 2011. The principle source of cash was $4.0 million borrowed against the Company’s line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities. During the period the Company repaid $1.5 million of such borrowings. In the six months ended October 31, 2012 and 2011, the Company made payments against its capital lease obligations in the amount of $231,000 and $138,000, respectively, and received cash inflows of $20,000 and $13,000, respectively, upon the exercise of employee stock options.

On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012. The Company’s cash, cash reserves, marketable securities and internally generated cash are adequate to pay this special dividend.

19 of 22

Frequency Electronics, Inc. and Subsidiaries

(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future. As of October 31, 2012, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability. During fiscal year 2013, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures. Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals. The Company’s cash, cash reserves, including marketable securities, and internally generated cash are adequate to fund these development efforts. The Company may also pursue acquisitions to expand its production and development capabilities as well as the range of products it can offer its customers. The Company may use its cash, marketable securities or external funding in connection with such acquisitions.

As of October 31, 2012, the Company's consolidated backlog is approximately $63 million. Approximately 70% of this backlog is expected to be realized in the next twelve months. Included in the backlog at October 31, 2012 is approximately $1 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, as of October 31, 2012, was in excess of $5 million. The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least October 31, 2013.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2012, for the reasons discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

20 of 22

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

As disclosed in its Annual Report on Form 10-K for the year ended April 30, 2012, the Company has identified a material weakness in its internal control over financial reporting related to accounting for acquisitions. While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at October 31, 2012, for the first six months of fiscal year 2013 there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2012, and therefore the weakness previously identified by management continued to exist at October 31, 2012. In order to remediate the material weakness, if and when another acquisition takes place, the Company plans to supplement its technical resources to provide expertise in accounting for acquisitions. Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 for a more detailed discussion of the weakness previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 17, 2012	BY	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer

22 of 22