Form 10-Q
period 2013-01-31
FREQUENCY ELECTRONICS INC
filed 2013-03-18
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-8061

FREQUENCY ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1986657 (I.R.S. Employer Identification No.)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y. (Address of principal executive offices)	11553 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 11, 2013 – 8,436,007

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
	(UNAUDITED)	(NOTE A)
	(In thousands except share data)
ASSETS:
Current assets:
Cash and cash equivalents	$5,222	$4,782
Marketable securities	16,409	17,658
Accounts receivable, net of allowance for doubtful accounts of $355 at January 31, 2013 and $400 at April 30, 2012	8,357	10,866
Costs and estimated earnings in excess of billings, net	8,617	7,207
Inventories	37,756	34,299
Deferred income taxes	2,850	3,152
Prepaid expenses and other	1,507	1,398
Total current assets	80,718	79,362
Property, plant and equipment, at cost ,less accumulated depreciation and amortization	8,391	8,374
Deferred income taxes	6,023	5,692
Goodwill and other intangible assets	804	873
Cash surrender value of life insurance and cash held in trust	10,605	10,133
Investment in affiliates	806	809
Other assets	933	984
Total assets	$108,280	$106,227

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$5,178	$6,383
Accounts payable - trade	1,368	2,644
Accrued liabilities	8,155	6,986
Income taxes payable	-	96
Total current liabilities	14,701	16,109
Capital lease obligation- noncurrent	-	15
Deferred compensation	10,314	10,179
Deferred rent and other liabilities	819	792
Total liabilities	25,834	27,095
Commitments and contingencies
Stockholders' equity:
Preferred stock -$1.00 par value	-	-
Common stock-$1.00 par value, issued 9,163,940 shares	9,164	9,164
Additional paid-in capital	51,526	50,797
Retained earnings	20,705	18,660

Common stock reacquired and held in treasury - at cost (732,554 shares at January 31, 2013 and 800,787 shares at April 30, 2012)	(3,344)	(3,659)
Accumulated other comprehensive income	4,395	4,170
Total stockholders' equity	82,446	79,132
Total liabilities and stockholders' equity	$108,280	$106,227

See accompanying notes to condensed consolidated financial statements.

3 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended January 31,
(Unaudited)

	2013	2012
	(In thousands except per share data)

Revenues	$51,391	$46,442
Cost of revenues	31,928	27,970
Gross margin	19,463	18,472
Selling and administrative expenses	10,883	10,017
Research and development expense	3,731	2,954
Operating profit	4,849	5,501

Other income (expense):
Investment income	509	473
Equity loss	-	(451)
Impairment of investment in and loans receivable from affiliate	-	(350)
Interest expense	(156)	(77)
Other expense, net	(73)	(132)
Income before provision for income taxes	5,129	4,964
Provision for income taxes	1,400	1,770
Net income	$3,729	$3,194

Net income per common share
Basic	$0.44	$0.38
Diluted	$0.43	$0.37

Weighted average shares outstanding
Basic	8,401,348	8,319,740
Diluted	8,583,616	8,537,591

Comprehensive Income
Net income	$3,729	$3,194
Other comprehensive income (loss):
Foreign currency translation adjustment	46	(1,300)
Change in market value of marketable securities	282	26
Deferred tax effect of change in marketable securities	(103)	(9)
Total other comprehensive income (loss)	225	(1,283)
Comprehensive income	$3,954	$1,911

See accompanying notes to condensed consolidated financial statements.

4 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended January 31,
(Unaudited)

	2013	2012
	(In thousands except per share data)

Revenues	$17,137	$15,448
Cost of revenues	10,387	9,233
Gross margin	6,750	6,215

Selling and administrative expenses	3,887	3,390
Research and development expense	1,113	882
Operating profit	1,750	1,943

Other income (expense):
Investment income	190	214
Equity loss	-	(335)
Impairment of investment in and loans receivable from affiliate	-	-
Interest expense	(53)	(26)
Other expense, net	(67)	(222)
Income before provision for income taxes	1,820	1,574
Provision for income taxes	300	500
Net income	$1,520	$1,074

Net income per common share
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

Weighted average shares outstanding
Basic	8,424,162	8,323,912
Diluted	8,603,774	8,508,297

Comprehensive Income
Net income	$1,520	$1,074
Other comprehensive income (loss):
Foreign currency translation adjustment	191	(996)
Change in market value of marketable securities	(87)	194
Deferred tax effect of change in marketable securities	31	(70)
Total other comprehensive income (loss)	135	(872)
Comprehensive income	$1,655	$202

See accompanying notes to condensed consolidated financial statements.

5 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31,
(Unaudited)

	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$3,729	$3,194
Non-cash charges to earnings, net	3,843	4,886
Net changes in operating assets and liabilities	(4,347)	(6,804)
Net cash provided by operating activities	3,225	1,276

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,509	6,111
Purchase of marketable securities	(1,004)	(8,757)
Loan to affiliate	-	(92)
Purchase of fixed assets	(1,608)	(1,124)
Net cash used in investing activities	(103)	(3,862)

Cash flows from financing activities:
Proceeds from short-term credit obligations	4,000	2,350
Debt payments	(5,311)	(203)
Payment of cash dividend	(1,684)	-
Exercise of stock options	20	13
Net cash (used in) provided by financing activities	(2,975)	2,160

Net increase (decrease) in cash and cash equivalents
before effect of exchange rate changes	147	(426)

Effect of exchange rate changes
on cash and cash equivalents	293	(301)

Net increase (decrease) in cash and cash equivalents	440	(727)

Cash and cash equivalents at beginning of period	4,782	5,275

Cash and cash equivalents at end of period	$5,222	$4,548

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$147	$72
Income Taxes	$1,889	$1,128

See accompanying notes to condensed consolidated financial statements.

6 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2013 and the results of its operations and cash flows for the nine and three months ended January 31, 2013 and 2012.  The April 30, 2012 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 Annual Report to Stockholders on Form 10-K.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2013	2012	2013	2012
Weighted average shares outstanding:
Basic	8,401,348	8,319,740	8,424,162	8,323,912
Effect of dilutive securities	182,268	217,851	179,612	184,385
Diluted	8,583,616	8,537,591	8,603,774	8,508,297

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Nine months		Three months
	Periods ended January 31,
	2013	2012	2013	2012
Outstanding options and SARS excluded	942,375	733,375	942,375	746,375

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2013 and April 30, 2012, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2013	April 30, 2012
	(In thousands)
Costs and estimated earnings in excess of billings	$11,096	$9,552
Billings in excess of costs and estimated earnings	(2,479)	(2,345)
Net asset	$8,617	$7,207

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  During the nine and three months ended January 31, 2013, percentage of completion revenue was approximately $25.9 million and $8.9 million, respectively.  During the nine and three months ended January 31, 2012, percentage of completion revenue was approximately $26.9 million and $9.0 million, respectively.

7 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine month period ended January 31, 2013, the Company made a contribution of 39,091 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contribution is in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 29,142 shares from treasury upon the exercise of stock options and SARS by certain employees.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2013	April 30, 2012
	(In thousands)
Raw Materials and Component Parts	$17,017	$15,813
Work in Progress	17,823	15,762
Finished Goods	2,916	2,724
	$37,756	$34,299

As of January 31, 2013 and April 30, 2012, approximately $25.9 million and $25.5 million, respectively, of total inventory is located in the United States, approximately $11.2 million and $8.2 million, respectively, is located in Belgium and $0.7 million and $0.6 million, respectively, is located in China.

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

8 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statements of income or the balance sheet for each of the periods.  The January 31, 2012 amounts do not include FEI-Elcom (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2013	2012	2013	2012
Revenues:
FEI-NY	$38,211	$33,050	$14,076	$11,075
Gillam-FEI	6,431	7,039	1,913	3,370
FEI-Zyfer	8,742	8,588	2,054	2,001
less intersegment revenues	(1,993)	(2,235)	(906)	(998)
Consolidated revenues	$51,391	$46,442	$17,137	$15,448
Operating income (loss):
FEI-NY	$5,178	$6,404	$2,205	$2,348
Gillam-FEI	(129)	(244)	(153)	243
FEI-Zyfer	135	(230)	(162)	(472)
Corporate	(335)	(429)	(140)	(176)
Consolidated operating income	$4,849	$5,501	$1,750	$1,943

	January 31, 2013	April 30, 2012
Identifiable assets:
FEI-NY (approximately $3.6 million in China)	$54,293	$50,234
Gillam-FEI (all in Belgium or France)	19,818	20,407
FEI-Zyfer	7,261	9,685
less intersegment balances	(15,157)	(16,424)
Corporate	42,065	42,325
Consolidated identifiable assets	$108,280	$106,227

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

During the nine months ended January 31, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $42,000 and $169,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $200,000 and $1.1 million, respectively.  During the three months ended January 31, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $23,000 and $24,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $103,000 and $63,000, respectively.  At January 31, 2013, no amounts were payable to Morion and accounts receivable from Morion was approximately $92,000.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement requires the Company to sell certain fully-depreciated production equipment currently owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.   In November 2012, Morion paid the Company a $925,000 deposit under this agreement.  This amount is considered deferred revenue and is included in accrued liabilities on the accompanying condensed consolidated balance sheet.  The United States Department of State has approved the technology transfer which is expected to be completed within a year from the date of the agreement.

9 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – ACQUISITION OF ELCOM TECHNOLOGIES, INC.

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

Prior to the acquisition of Elcom, the Company recorded its share of Elcom’s income or loss on the equity method.  In addition, periodically the Company measured the market value of Elcom based on comparisons to comparable companies as well as Elcom’s forecasts of future financial results.  During the nine and three months ended January 31, 2012, in addition to its equity share in the income or loss of Elcom during the year, the Company determined that its investment was impaired and the collectibility of the notes receivable may be reduced.  Accordingly, the Company recorded an investment impairment charge in the amount $200,000 and an additional $150,000 allowance against the notes receivable.

During the nine and three months ended January 31, 2012, prior to the acquisition of Elcom, the Company sold product to Elcom in the amount of $4,000 and acquired technical services from Elcom in the aggregate amount of approximately $16,000 and zero, respectively, and recorded interest income on notes to Elcom in the amount of approximately $75,000 and $32,000, respectively.

The accompanying consolidated statements of income for the nine and three months ended January 31, 2013 include the results of operations of FEI-Elcom.  The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the nine and three months ended January 31, 2012, adjusted to give effect to the acquisition of FEI-Elcom as if it had occurred at the beginning of the fiscal year.  The financial information includes the results of operations of FEI-Elcom for the nine month period from April 1, 2011 to December 31, 2011 and for the three month period from October 1, 2011 to December 31, 2011.

10 of 24

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

	Pro forma
	(unaudited)
	Nine months	Three months
	Periods ended January 31, 2012
	(in thousands except per share data)
Revenues	$53,299	$17,462
Operating profit	$4,058	$984
Net income	$2,538	$554
Earnings per share- basic	$0.31	$0.07
Earnings per share- diluted	$0.30	$0.07

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2013 and April 30, 2012 are as follows (in thousands):

	January 31, 2013
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$9,823	$292	$-	$10,115
Equity securities	5,630	760	(96)	6,294
	$15,453	$1,052	$(96)	$16,409

	April 30, 2012
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$11,573	$297	$(6)	$11,864
Equity securities	5,411	552	(169)	5,794
	$16,984	$849	$(175)	$17,658

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	708	(95)	129	(1)	837	(96)
	$708	$(95)	$129	$(1)	$837	$(96)
April 30, 2012
Fixed Income Securities	$301	$(6)	$-	$-	$301	$(6)
Equity Securities	539	(169)	-	-	539	(169)
	$840	$(175)	$-	$-	$840	$(175)

11 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2013 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine and three months ended January 31, 2013, the Company sold or redeemed available-for-sale securities in the approximate amount of $2.5 million and $500,000, respectively, and realized gains of approximately $40,000 during the fiscal year 2013 periods.  During the nine and three months ended January 31, 2012, the Company sold or redeemed available-for-sale securities in the approximate amount of $6.1 million and $1.0 million, respectively, and realized gains of $19,000 and $11,500, respectively.  Gains or losses on marketable securities transactions are included in the determination of net income for each fiscal period.

Maturities of fixed income securities classified as available-for-sale at January 31, 2013 are as follows, at cost (in thousands):

Current	$2,005
Due after one year through five years	7,497
Due after five years through ten years	321
$9,823

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

NOTE J – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

During fiscal years 2012 and 2011, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the nine and three months ended January 31, 2013 and 2012, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of January 31, 2013 and April 30, 2012, the remaining deferred tax asset valuation allowance is approximately $1.5 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

NOTE K – SPECIAL DIVIDEND

On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.

12 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Other Comprehensive Income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for periods beginning after December 15, 2012.  The Company does not expect adoption of ASU 2013-02 to have a material effect on its financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Test Indefinite-Lived Intangible Assets for Impairment.   Under the requirements of ASU 2012-02 an entity has the option to assess qualitative factors when testing indefinite-lived intangible assets annually to determine whether it is more likely than not that the asset is not impaired.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test or resume performing the qualitative assessment in any subsequent period.  If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt ASU 2012-02 for its fiscal year 2014 which begins on May 1, 2013.  The Company is unable to determine the impact of such adoption until it performs the annual test for impairment in the next fiscal year.

*********************

13 of 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

14 of 24

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

RESULTS OF OPERATIONS

Impact of FEI-Elcom Acquisition

Fiscal year 2013 results include the results of operations of the Company’s subsidiary, FEI-Elcom Tech, Inc. (formerly Elcom Technologies, Inc. or “Elcom” and after the acquisition, “FEI-Elcom”), which was acquired during the fourth quarter of fiscal year 2012.  FEI-Elcom’s operations are included in the FEI-NY segment.  For the nine and three-month periods ended January 31, 2013, FEI-Elcom’s third-party revenues were approximately $6.0 million and $2.9 million, respectively.  This subsidiary recorded an operating loss of approximately $750,000 for the nine month period but recorded an operating profit of approximately $130,000 for the three month period ended January 31, 2013.  In the comparable nine and three-month periods of the prior fiscal year, before the acquisition, Elcom recorded revenues of approximately $6.9 million and $2.0 million, respectively, operating losses of approximately $880,000 and $620,000, respectively, and net losses of approximately $1.4 million and $900,000, respectively.  In the discussion below, all amounts for the nine and three months ended January 31, 2012, do not include FEI-Elcom, with the exception of the Company’s “Other income (expenses)” which includes $451,000 and $335,000, respectively, of equity losses from its minority interest in Elcom at that time.  The nine-month period also includes $350,000 of impairment charges against the Company’s investment in Elcom and certain notes receivable from Elcom.

The table below sets forth for the respective periods of fiscal years 2013 and 2012 (which end on April 30, 2013 and 2012, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of income:

	Nine months		Three months
	Periods ended January 31,
	2013	2012	2013	2012
Revenues
FEI-NY	74.4%	71.1%	82.1%	71.7%
Gillam-FEI	12.5	15.2	11.2	21.8
FEI-Zyfer	17.0	18.5	12.0	13.0
Less intersegment revenues	(3.9)	(4.8)	(5.3)	(6.5)
	100.0	100.0	100.0	100.0
Cost of revenues	62.1	60.2	60.6	59.8
Gross Margin	37.9	39.8	39.4	40.2
Selling and administrative expenses	21.2	21.5	22.7	21.9
Research and development expenses	7.3	6.4	6.5	5.7
Operating Profit	9.4	11.9	10.2	12.6
Other (expense) income, net	0.6	(1.2)	0.4	(2.4)
Pretax Income	10.0	10.7	10.6	10.2
Provision for income taxes	2.7	3.8	1.7	3.2
Net Income	7.3%	6.9%	8.9%	7.0%

15 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

(Note: All dollar amounts in the following tables are in thousands.  Dollar amounts in the narratives are in approximate actual amounts.)

Revenues

	Nine months				Three months
	Periods ended January 31,
Segment	2013	2012	Change		2013	2012	Change
FEI-NY	$38,211	$33,050	$5,161	16%	$14,076	$11,075	$3,001	27%
Gillam-FEI	6,431	7,039	(608)	(9%)	1,913	3,370	(1,457)	(43%)
FEI-Zyfer	8,742	8,588	154	2%	2,054	2,001	53	3%
Intersegment revenues	(1,993)	(2,235)	242		(906)	(998)	92
	$51,391	$46,442	$4,949	11%	$17,137	$15,448	$1,689	11%

For the nine and three months ended January 31, 2013, revenues from FEI-Elcom, acquired by the Company in late fiscal year 2012, are included in the revenues of the FEI-NY segment.  For the nine and three months ended January 31, 2013, FEI-NY revenues from commercial and U.S. Government satellite programs increased 10% over the same periods in the prior year.  Revenues from these programs for the nine-month period ended January 31, 2013 accounted for approximately 50% of consolidated sales, approximately the same ratio as the same nine-month period of fiscal year 2012.  Revenues on these long-term contracts are recognized primarily under the percentage of completion method.  For the nine-month period ended January 31, 2013, sales from the U.S. Government/DOD business area, which accounted for more than 25% of consolidated revenues, increased by 40% over revenues for the same period of fiscal year 2012 due primarily to the FEI-Elcom acquisition.  For the nine and three months ended January 31, 2013, total revenues from both satellite and non-space programs for which the U.S. Government is the end-user accounted for approximately 60% and 70%, respectively, of consolidated revenues.  Such revenues are recorded in the FEI-NY (including FEI-Elcom) and FEI-Zyfer segments.  For the nine-months ended January 31, 2013, network infrastructure sales, which are recorded in all three segments, grew approximately 10% year over year and accounted for approximately 20% of consolidated revenues, similar to revenues from this market during the same period of the prior fiscal year.  For the first nine months of fiscal year 2013, sales to other industrial and commercial customers not included in the Company’s major market areas, as discussed above, declined by approximately 35% from the same nine-month period of fiscal year 2012.

For the nine and three months ended January 31, 2012, consolidated revenues increased 25% and 22%, respectively, compared to the same periods of fiscal year 2011, primarily due to increased revenues from the FEI-NY segment’s satellite payload programs.  In the fiscal year 2012 periods, revenues from commercial and U.S. Government satellite programs accounted for approximately half of consolidated revenues compared to approximately 30% during the same periods of fiscal year 2011.  Revenues on these long-term contracts are recognized primarily under the percentage of completion method.  Increased network infrastructure revenues generated by the FEI-Zyfer segment were offset by declines in that business area in the Gillam-FEI segment and lower wireless infrastructure sales in the FEI-NY segment.  Network infrastructure revenues were less than 20% of consolidated revenues for the nine months ended January 31, 2012 compared to approximately 25% for the same period of fiscal year 2011.  In the fiscal year 2012 periods, revenues from the U.S. Government/DOD business area, which are recorded in the FEI-NY and FEI-Zyfer segments, were approximately 20% of consolidated revenues compared to more than 25% for the same periods of fiscal year 2011.  The lower ratio of U.S. Government/DOD revenues to consolidated revenues in the fiscal year 2012 periods is due mostly to higher satellite payload revenues in the fiscal year 2012 periods compared to the same periods of fiscal year 2011.

Based on the Company’s current backlog, three-fourths of which represent satellite payload business, the potential for additional new orders, as well as the Company’s acquisition of FEI-Elcom in late fiscal year 2012, revenues for the full fiscal year 2013 are expected to exceed revenues recorded in the prior fiscal year.  Satellite payload revenues will remain the dominant portion of the Company’s business but revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are also expected to increase over fiscal year 2012 levels.

16 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2013	2012	Change		2013	2012	Change
	$19,463	$18,472	$991	5%	$6,750	$6,215	$535	9%
GM Rate	37.9%	39.8%			39.4%	40.2%

For the nine and three months ended January 31, 2013, gross margin increased as a result of the 11% increase in consolidated revenues over the fiscal year 2012 periods.  The gross margin rate is impacted by the Company’s product mix.  For the nine months of fiscal year 2013, the rate was reduced by the low sales volume at FEI-Elcom in the early portion of the fiscal year.  In addition, FEI-Elcom incurred higher costs on certain customer-funded nonrecurring engineering projects.

Gross margins and gross margin rates for the nine and three months ended January 31, 2012 increased as compared to the same periods in the prior fiscal year reflecting the more than 20% increase in revenue recorded in the fiscal year 2012 periods as well a favorable change in product mix.  Of the Company’s three segments, the FEI-NY segment experienced the largest gross margin rate improvement as the higher volume of business covered more of that segment’s fixed costs.

The gross margin rates recorded in the fiscal year 2013 and 2012 periods are approaching or achieved the Company’s targeted rate of 40%.  As consolidated revenues increase, including higher sales volume at FEI-Elcom, and as the sales product mix changes, the Company believes that its gross margin rates for the remainder of fiscal year 2013 will reach or exceed its target rate.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2013	2012	Change		2013	2012	Change
$10,883	$10,017	$866	9%	$3,887	$3,390	$497	15%

For the nine and three months ended January 31, 2013, selling and administrative expenses were approximately 21% and 23%, respectively, of consolidated revenues compared to 22% for each of the same periods of the prior fiscal year.  The increase in expenses in the fiscal year 2013 periods compared to the same periods of fiscal year 2012 are due to selling and administrative expenses incurred at FEI-Elcom of approximately $1.6 million and $500,000, respectively.  The expenses of this subsidiary were partially offset by lower expenses at Gillam-FEI due to the 9% decrease in the value of the euro to the U.S. dollar, reduced incentive and deferred compensation expenses and lower bad debt expense.  For the remainder of fiscal year 2013, the Company expects selling and administrative expenses to be incurred at approximately the same rate and further expects such expenses will approach the Company’s target of 20% of revenues.

Research and development expense

Nine months				Three months
Periods ended January 31,
2013	2012	Change		2013	2012	Change
$3,731	$2,954	$777	26%	$1,113	$882	$231	26%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the nine and three-month periods ended January 31, 2013 and 2012, was less than the Company’s target of 10% of revenues.  The year-over-year increase in spending is due primarily to product development expenditures of approximately $790,000 and $240,000, respectively, at FEI-Elcom to improve its own product line.  R&D spending in fiscal year 2013 continued to facilitate development of new satellite payload products from DC to Ka Band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product redesign and process improvements to enhance product manufacturability and reduce production costs.  In addition, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues, thus reducing the level of internal R&D spending.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2013, the Company is targeting to spend under 10% of revenues on internal R&D projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

17 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating profit

Nine months				Three months
Periods ended January 31,
2013	2012	Change		2013	2012	Change
$4,849	$5,501	$(652)	(12%)	$1,750	$1,943	$(193)	(10%)

As anticipated, for the three months ended January 31, 2013, FEI-Elcom made a positive contribution to operating profit following an operating loss for the first quarter of fiscal year 2013.  The fiscal year 2013 year-to-date operating loss at FEI-Elcom reduced consolidated operating profit compared to the first nine months of the prior fiscal year.  For the three month period ended January 31, 2013, increased consolidated revenues, including increased revenue at FEI-Elcom, generated higher gross margin but this was offset by higher operating expenses resulting in a 10% decrease in operating profits for the third quarter of fiscal year 2013.  Operating profits for the nine and three-month periods of fiscal year 2013 were 9.4% and 10.2%, respectively, of consolidated revenues compared to 11.9% and 12.6%, respectively, of revenues for the comparable periods of the previous fiscal year.  With increased revenues and higher gross margins, the Company anticipates that for the full fiscal year 2013, it will generate an operating profit that exceeds that of the prior fiscal year.

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2013	2012	Change		2013	2012	Change
Investment income	$509	$473	$36	8%	$190	$214	$(24)	(11%)
Equity loss	-	(451)	451	NM	-	(335)	335	NM
Impairment charge	-	(350)	350	NM	-	-	-	NM
Interest expense	(156)	(77)	(79)	(103%)	(53)	(26)	(27)	(104%)
Other expense, net	(73)	(132)	59	NM	(67)	(222)	155	NM
	$280	$(537)	$817	NM	$70	$(369)	$439	NM

Investment income is derived from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rate levels, the timing of dividend payments and the timing of purchases or sales of securities.  In addition, during the nine and three months ended January 31, 2013, the Company sold or redeemed marketable securities which resulted in realized gains of approximately $40,000.  During the same periods of fiscal year 2012, the Company recorded gains of approximately $19,000 and $11,000, respectively.

Equity losses in the nine and three months ended January 31, 2012, represent the Company’s share of the quarterly income recorded by Elcom in which the Company owned a 25% interest prior to its late fiscal year 2012 acquisition of FEI-Elcom.  In addition, in the nine-month fiscal year 2012 period, the Company recorded an impairment charge against its investment in the amount of $200,000 and also increased an allowance against notes receivable in the amount of $150,000.  In connection with the acquisition of Elcom in the fourth quarter of fiscal year 2012, the Company recorded a gain of $730,000 on its related investment and notes receivable from Elcom.

The increase in interest expense for the nine and three months ended January 31, 2013 compared to the same periods of fiscal year 2012 is due to borrowings under the Company’s line of credit from a financial institution.  The Company borrowed $6 million during fiscal year 2012 to finance the acquisition of Elcom and borrowed an additional $2.5 million during the nine months ended January 31, 2013 to meet current working capital requirements.  The Company repaid approximately $3.5 million of such borrowings during the third quarter of fiscal year 2013 and expects to reduce interest expense as a result.

Other expense in the nine and three months ended January 31, 2012 resulted from certain transaction costs related to the acquisition of Elcom and the amortization of certain non-operating assets.  During the nine month period of fiscal year 2012, such expenses were partially offset by gains of approximately $137,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee.  No similar gains were recognized during the fiscal year 2013 periods.  The fiscal year 2013 expenses are primarily due to uninsured losses incurred in the Company’s Gillam-FEI segment.

18 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Income tax provision

Nine months				Three months
Periods ended January 31,
2013	2012	Change		2013	2012	Change
$1,400	$1,770	$(370)	(21%)	$300	$500	$(200)	(40%)

Effective tax rate on pre-tax book income:
27.3%	35.7%			16.5%	31.8%

During the three month period ended January 31, 2013, certain tax law changes were enacted which the Company expects will enable it to utilize its California state tax loss carryforward and to obtain larger federal tax credits.  The impact of these changes is expected to reduce the Company’s effective tax rate for fiscal year 2013 to the range of 25% to 28%.  The actual effective tax rate will depend on the level of pretax income or loss recorded at the Company’s foreign subsidiaries, which are not currently taxed.  The effective tax rate for the fiscal periods ended January 31, 2012 were higher than the comparable periods of fiscal year 2011 due to the non-tax deductible impairment charges related to the Company’s investment in Elcom.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries which are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits and the Domestic Production Activity credit in the United States to lower its tax rate.  As of April 30, 2012, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $1.2 million, which will offset any future taxable income.  As a result of the Elcom acquisition, the Company has a federal net operating loss carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 20 years.  For State of California income tax purposes, the Company has a tax loss carryforward of approximately $2.3 million which expires in 20 years.

Net income

Nine months				Three months
Periods ended January 31,
2013	2012	Change		2013	2012	Change
$3,729	$3,194	$535	17%	$1,520	$1,074	$446	41%

As detailed above, for the nine and three months ended January 31, 2013, higher revenues due to the FEI-Elcom acquisition were partially offset by higher operating expenses, plus a lower effective income tax rate, enabled the Company to increase its net income over that recorded in the prior fiscal year periods.  Based on consolidated backlog and the improved operating performance at FEI-Elcom, the Company expects to record higher consolidated revenue and to realize improved gross margins and operating profits over the remainder of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $66.0 million at January 31, 2013, compared to $63.3 million at April 30, 2012.  Included in working capital at January 31, 2013 is $21.6 million of cash, cash equivalents and marketable securities which is partially offset by $5.1 million of borrowings under the Company’s line of credit.  The Company’s current ratio at January 31, 2013 is 5.5 to 1.

19 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the nine months ended January 31, 2013, the Company had positive cash flow from operating activities of $3.2 million compared to $1.3 million in the comparable fiscal year 2012 period.  The increased cash flow in the fiscal year 2013 period resulted from higher operating profits, collection of accounts receivable partially offset by increased costs and estimated earnings in excess of billings (“unbilled accounts receivables”) and increased inventory.  Unbilled receivables arise from the use of the percentage of completion method on the Company’s long-term contracts, including satellite payload contracts.  Under this method revenue was recognized but contractual milestones were not yet billed in accordance with the terms of the contracts.  For the nine months ended January 31, 2013 and 2012, the Company incurred approximately $3.8 million and $4.9 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2013, as contractual milestones are met and customers are invoiced, unbilled receivables will be reduced and the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the nine months ended January 31, 2013 was $103,000 compared to cash used in investing activities of $3.9 million for the same period of fiscal year 2012.  The Company redeemed marketable securities in the amount of $2.5 million in the fiscal year 2013 period and $6.1 million in the fiscal year 2012 period.  These proceeds and other cash was reinvested in additional marketable securities for the nine-month periods ended January 31, 2013 and 2012 in the amount of $1.0 million and $8.8 million, respectively.  In the fiscal year 2013 and 2012 periods, the Company acquired property, plant and equipment in the amount of $1.6 million and $1.1 million, respectively.  During the nine months ended January 31, 2012, the Company provided an additional loan to Elcom in the amount of $92,000.  The Company may continue to acquire, sell or redeem marketable securities as dictated by its investment strategies as well as by the cash requirements for its development activities and capital equipment acquisitions.  The Company intends to spend between $2.0 million and $3.0 million on capital equipment during fiscal year 2013.  The Company’s cash, cash reserves, including marketable securities, and internally generated cash are adequate to acquire this level of property, plant and equipment.

Net cash used in financing activities for the nine months ended January 31, 2013 was $3.0 million compared to cash provided by financing activities of $2.2 million for the period ended January 31, 2012.  The principal source of cash was $4.0 million borrowed against the Company’s line of credit with the financial institution which also manages a substantial portion of its investment in marketable securities.  During the fiscal 2013 period the Company repaid $5.3 million of such borrowings.  During the nine months ended January 31, 2013, the Company declared and paid a special cash dividend of $0.20 per share which aggregated $1.7 million.   In the nine month periods ended January 31, 2013 and 2012, the Company received cash inflows of $20,000 and $13,000, respectively, upon the exercise of employee stock options.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2013, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2013, the Company has and intends to continue to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and telecommunications infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  The Company’s cash, cash reserves, including marketable securities, and internally generated cash are adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its production and development capabilities as well as the range of products it can offer its customers.  The Company may use its cash, marketable securities or external funding in connection with such acquisitions.

20 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of January 31, 2013, the Company's consolidated backlog is approximately $63 million.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2013 is approximately $200,000 under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of January 31, 2013, was in excess of $1.0 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least January 31, 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

*********************

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

*********************

21 of 24

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2013, for the reasons discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As disclosed in its Annual Report on Form 10-K for the year ended April 30, 2012, the Company has identified a material weakness in its internal control over financial reporting related to accounting for acquisitions.  While the Company did not conduct a full assessment of the effectiveness of internal controls over financial reporting at January 31, 2013, for the first nine months of fiscal year 2013 there were no substantial changes made to the Company’s internal control over financial reporting since management’s assessment of April 30, 2012, and therefore the weakness previously identified by management continued to exist at January 31, 2013.  In order to remediate the material weakness, if and when another acquisition takes place, the Company plans to supplement its technical resources to provide expertise in accounting for acquisitions.  Please refer to the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 for a more detailed discussion of the weakness previously identified by management.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

22 of 24

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

101 -  The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 18, 2013	By:	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer Signing on behalf of the registrant and as principal financial officer

24 of 24