Form 10-K
period 2013-04-30
FREQUENCY ELECTRONICS INC
filed 2013-07-29
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2012 - $45,300,000

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2013 – 8,493,333

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 8, 2013.

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

Frequency Electronics was founded in 1961 as a research and development firm generating proprietary precision time and frequency technology primarily under contracts for the United States (“U.S.”) Government end-use.  In the mid-1990’s, the Company evolved into a designer, developer and manufacturer of state-of-the-art products for both commercial and government end-use.  The Company’s present mission is to be the world leader in providing precision time and low phase noise frequency generation systems, from 1 Hz to 46 GHz for space and other challenging environments.  The Company’s technology is the key element in enhancing the functionality and performance of many electronic systems.

MARKETS

The Company’s dominant business area is satellite payloads.  It has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities in frequency converters, transmitters and receivers, representing a significant increase in the potential revenue for FEI products on any one satellite.  These products support primary and hosted payloads for both commercial and U.S. government end-use.  Currently, approximately one thousand satellites with varying remaining years of useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  This number of operational satellites is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.

The Company’s products support multiple C4ISR (“Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance”), counter measures and additional defense electronic applications for the U.S. government on land, sea and air-borne platforms.

Commercial markets include network infrastructure and other industrial uses.  The Company’s products support precise signal synchronization in mobile communication networks to maintain quality of service.  Its products support expanded bandwidth and security in public and enterprise networks.  The vast world-wide wireline network infrastructure incorporates thousands of central offices which provide network integrity and interconnectivity.  The Company provides remote terminal units (“RTU”) for management of networks such as power grids and gas lines as well as specialized timing technology for oil and gas exploration.

To address these markets, the Company has several corporate entities which operate under three reportable segments primarily based on the geographic locations of its subsidiaries.  For additional information about these reportable segments, see “Item 1 – REPORTABLE SEGMENTS AND PRODUCTS.”:

1.
FEI-NY The Company’s satellite payload products for U.S. Government and commercial satellite programs are designed, developed and manufactured at its Long Island, New York facility.  At this location the Company also applies its technology and legacy to products for the U.S. military and other U.S. Government agencies, for certain terrestrial commercial communication products and for other industrial applications.

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

2.
Gillam-FEI - The Company’s Belgian subsidiary, acquired in September 2000, develops and manufactures products for various network management and synchronization systems for different industries, utilities and telecommunications providers in Europe, Africa, the Middle East and Asia.

3.
FEI-Zyfer - Precision time and frequency products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”), which was acquired in fiscal year 2004.  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing (“SAASM”) applications.  FEI-Zyfer also provides sales and support in the U.S. for the Company’s wireline telecommunications family of products.

In addition to its subsidiaries, the Company has a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – 9. Investment in Morion, Inc.”)

FISCAL YEAR 2013 SUBSEQUENT EVENT

Refinance Debt with Revolving Credit Agreement.

On June 6, 2013, the Company obtained a five-year credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  For a full description of the Facility, see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – 7. Debt Obligations and Subsequent Event.”  Proceeds from the Facility will be used for working capital and to finance acquisitions.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and other segments with minimal sales to outside customers.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

The products for the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for network synchronization and monitoring.  Its products are currently sold primarily to non-U.S. customers.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies.  FEI-Zyfer sells its products to both commercial and U.S. Government customers, collaborates with other FEI segments on joint product development activities and provides sales and support for network synchronization products.

During fiscal years 2013 and 2012, approximately 76% and 70%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 17% and 20% of consolidated revenues for fiscal years 2013 and 2012, respectively.  In fiscal years 2013 and 2012, sales for the FEI-Zyfer segment were 15% and 18% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S..  During fiscal years 2013 and 2012, foreign sales comprised 26% and 33%, respectively, of consolidated revenues.  For segment information, see “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – 15. Segment Information.”

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found in ground-based communication stations, on-board satellites and imbedded in moving platforms operated by the U.S. military.  The Company has made a substantial investment in research and development to apply its core technologies to satellite payloads, non-space DOD programs and network infrastructure markets.  Revenues from satellite payloads, both for commercial and U.S. Government applications have increased in recent years while the portion of network infrastructure sales was reduced.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for moving platforms of the U.S. military.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium and cesium) and other significant timing and frequency generation products for communication satellite, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT, MexSat, MSV, ICO, TerreStar, GlobalStar, Intelsat, Inmarsat and numerous others.

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

U.S. Government- non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems.  The Company has developed and patented a low g-sensitivity (gravity) technology which offers a 100-fold improvement in performance under shock, vibration and other environmental effects.  Products are built in accordance with DOD standards and are in use on many of the U.S.’ important military applications.  The Company anticipates that adequate funds will be provided by the U.S. Government to ensure that these programs are sustained.

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

In March 2013, the Budget Control Act of 2011 went into effect to reduce the federal deficit by a process known as sequestration.  Unless Congress passes a subsequent law to offset it, expenditures by the Department of Defense will be significantly reduced for the foreseeable future.  As indicated above, many of the programs and platforms for which Frequency supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence gathering community is heavily dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  It is possible, however, that some programs or product sales could be slowed or delayed due to U.S. Government spending constraints.

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

In conjunction with its European subsidiary, Gillam-FEI, the Company has developed state-of-the-art network synchronization equipment.  These products are intended to provide synchronization and timing references for communication and enterprise networks within the U.S. and overseas.

Gillam-FEI segment:

Gillam-FEI extends the Company’s competencies into network synchronization, network management, and specialized test equipment.  With the advent of new digital broadband transmission technologies, reliable synchronization remains the warranty to quality of service for telecommunications operators.  Gillam-FEI is among the world leaders in the field of wireline synchronization technology and its products are targeted for telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide.  Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers.  Gillam-FEI also provides ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.  Included in its family of products is a remote terminal unit (“GRTU”) that Gillam-FEI developed in concert with a major French electric utility company.  The GRTU is intended to monitor the electrical current in a power grid and relay the information to a central location.  Gillam-FEI intends to market this product to other electric utility companies in projects to create “smart” grids.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications.  More than 60% of revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities.  In addition, FEI-Zyfer provides sales and support for the Company’s family of wireline telecommunications and derivative products.

BACKLOG

As of April 30, 2013, the Company's consolidated backlog amounted to approximately $51 million compared to approximately $57 million at the end of the prior fiscal year.  Approximately 70% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2014.  Included in the backlog at April 30, 2013 is approximately $700,000 under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2013, was approximately $3 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, including the revenues of its overseas subsidiaries, totaled approximately 26% and 33% of net revenues in fiscal years 2013 and 2012, respectively.

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2013 and 2012, approximately 62% and 46%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2013 and 2012, Northrop Grumman Corporation (“Northrop”), Boeing Corporation (“Boeing”) and Thales Alenia Space each accounted for more than 10% of consolidated and FEI-NY segment revenues.

During fiscal years 2013 and 2012, Belgacom was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues each year.

During fiscal year 2013, AT&T and Raytheon Corporation were major customers of the FEI-Zyfer segment as each accounted for more than 10% of the segment’s revenues.  During fiscal year 2012, AT&T accounted for more than 10% of FEI-Zyfer’s revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2013 and 2012, the Company expended $5.7 million and $3.9 million of its own funds, respectively, on such research and development activity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  During fiscal years 2013 and 2012, many of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs.  As a result, some of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  For fiscal year 2014, the Company is targeting to spend between $5.0 million and $6.0 million on internal research and development projects.  The actual amount spent in fiscal year 2014 will depend on market conditions and identification of new opportunities.

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

COMPETITION

The Company experiences competition in all areas of its business.  Many of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, in space or in extreme hostile environments, prompt and responsive contract performance and technical competence.  The Company has a unique and broad product line which includes quartz, rubidium, and cesium based timing references and specialized RF microwave technology.  On very high precision products, the Company encounters fewer competitors than for lower precision products for which there are a significant number of suppliers.

The Company’s principal competition for space products is the in-house capability of its major customers such as the Boeing Corporation, Northrop Grumman, Lockheed Martin and Space Systems Loral as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, instruments and systems for timing and synchronization, the Company competes with large domestic companies such as Agilent Technologies, EG&G, Inc., Symmetricom, Inc., and Vectron, Inc., a division of Dover Corp.  The Company also competes against multiple foreign entities including Indian, Korean and other Far East enterprises such as the Chinese company, Huawei.  In Europe large competitors include Siemens, Schneider Electric and Oscilloquartz, a division of Swatch.

The Company has successfully outsourced certain manufacturing processes to third parties and to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russian-based Morion, Inc., in which the Company is a minority shareholder.  The Company conducts this outsourcing to maintain a competitive position on cost while adhering to its high quality standards.  The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive edge.

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

Joseph P. Franklin, age 79, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the U.S. Army until he retired in July 1987.

Martin B. Bloch, age 77, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 67, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Oleandro Mancini, age 64, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 49, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 19 years in various technical and management positions.

Leonard Martire, age 76, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.

Thomas McClelland, age 58, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 66, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 64, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  In May 2010, Mr. Miller was also named corporate Secretary.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease.  The Company has exercised its option to renew the lease for an additional 5-year period at an annual rental of $600,000 per year with the Company paying its pro rata share of real estate taxes along with the costs of utilities and insurance.  During fiscal year 2013, the Company renewed the lease with Reckson for the second 5-year renewal period at an annual rental of $800,000 to begin in February 2014.  The lease will end in January 2019.  The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of $28,700 and will increase each year over the remaining 52 months of the lease term.

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,800 through February 2014.  The facility is adequate for the near-term manufacturing expectations for the Company.

FEI-Elcom operates out of a leased facility located in Rockleigh, New Jersey.  The facility consists of a combination office and manufacturing space.  The lease, which expires in March 2016, requires monthly payments of $26,700.

Item 3.  Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  As of July 22, 2013, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2013–
FIRST QUARTER	$9.50	$7.02
SECOND QUARTER	9.74	8.39
THIRD QUARTER	9.88	6.71
FOURTH QUARTER	10.25	8.52

2012 –
FIRST QUARTER	$11.79	$8.80
SECOND QUARTER	10.75	8.15
THIRD QUARTER	9.16	6.91
FOURTH QUARTER	8.89	7.28

As of July 22, 2013, the approximate number of holders of record of common stock was 700.  The closing share price of the Company’s stock on April 30, 2013 was $10.02.  The closing share price of the Company’s stock on July 22, 2013 was $10.60.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.  Accordingly, the Company paid a cash dividend of $1,684,000 during fiscal year 2013.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2013 or 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	1,678,625	$8.25	166,743

Equity Compensation Plans Not Approved by Security Holders (1)	67,500	$10.27	-
TOTAL	1,746,125	$8.32	166,743

(1)	The Company’s equity compensation plans are described in Note 12 of the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, consumer spending trends, reliance on key customers, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings.  The factors listed above are not exhaustive.  Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving materials, obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.

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

Impact of FEI-Elcom Acquisition

Fiscal year 2013 results include the results of operations of the Company’s subsidiary, FEI-Elcom Tech, Inc. (formerly Elcom Technologies, Inc. or “Elcom” and after the acquisition, “FEI-Elcom”), which was acquired during the fourth quarter of fiscal year 2012.  FEI-Elcom’s operations are included in the FEI-NY segment.  For the year ended April 30, 2013, FEI-Elcom’s third-party revenues were approximately $8.7 million and this subsidiary recorded an operating loss of approximately $490,000.  In the comparable twelve-month period of the prior fiscal year, including the periods before and after the acquisition, Elcom recorded revenues of approximately $7.4 million, an operating loss of approximately $660,000 and a net loss of approximately $400,000.  In the discussion below, all amounts for the year ended April 30, 2012, include FEI-Elcom only for the two and one-half months from the date of acquisition through the end of the fiscal year, with the exception of the Company’s “Other income (expenses)” which includes a $730,000 gain on its Elcom investment, a $650,000 equity loss from the Company’s minority interest in Elcom through the date of acquisition and a $350,000 impairment charge against the Company’s investment in Elcom and certain notes receivable from Elcom.

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2013 and 2012, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2013	2012
Revenues
FEI-NY	76.3%	70.3%
Gillam-FEI	17.1	20.1
FEI-Zyfer	15.3	18.1
Less intersegment revenues	(8.7)	(8.5)
	100.0	100.0
Cost of Revenues	63.6	61.3
Gross Margin	36.4	38.7
Selling and Administrative expenses	21.3	22.1
Research and Development expenses	8.3	6.1
Operating Profit	6.8	10.5
Other Income (Expenses), net	0.6	0.2
(Provision) Benefit for Income Taxes	(2.0)	0.9
Net Income	5.4%	11.6%

Revenues

	Fiscal years ended April 30,
	(in thousands)
			Change
	2013	2012	$	%
FEI-NY	$52,567	$44,711	$7,856	18%
Gillam-FEI	11,825	12,811	(986)	(8%)
FEI-Zyfer	10,523	11,494	(971)	(8%)
Intersegment sales	(5,983)	(5,421)	(562)
	$68,932	$63,595	$5,337	8%

Fiscal year 2013 compared to fiscal year 2012:

For the year ended April 30, 2013, FEI-NY revenues from commercial and U.S. Government satellite programs increased 11% over the prior year.  Revenues from these programs accounted for 50% of fiscal year 2013 consolidated sales, approximately the same ratio as for fiscal year 2012.  Revenues on these long-term contracts are recognized primarily under the percentage of completion method.  For the year ended April 30, 2013, sales from the non-space U.S. Government/DOD business area accounted for more than 25% of consolidated revenues and increased by more than 40% over fiscal year 2012.  This increase is due to the impact of FEI-Elcom which was acquired by the Company in late fiscal year 2012 and is part of the FEI-NY segment.  For the year ended April 30, 2013, total revenues from both satellite and non-space programs for which the U.S. Government is the end-user, accounted for approximately 60% of consolidated revenues compared to approximately 45% in the prior fiscal year.  Such revenues are recorded in the FEI-Zyfer segment as well as FEI-NY (including FEI-Elcom).  For the year ended April 30, 2013, network infrastructure sales, which are recorded in all three segments, accounted for approximately 17% of consolidated revenues as compared to approximately 20% of revenues in the prior fiscal year.  Network infrastructure sales were 8% lower in fiscal year 2013 compared to fiscal year 2012 and is the partial cause of decreased revenue at the FEI-Zyfer and Gillam-FEI segments.  The decline in revenues at the Gillam-FEI segment is also partially attributable to a 6% year-over-year decrease in the rate of exchange between the U.S. dollar and the euro.  The revenue decline at FEI-Zyfer is also due to delays in orders from U.S. Government customers as a result of recent U.S. budget issues.

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

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, fiscal year 2014 revenues are expected to grow.  Satellite payload revenues will remain the dominant portion of the Company’s business and represent the Company’s best opportunity for long-term growth, benefiting from both commercial and U.S. Government programs.  Fiscal year 2014 revenues from the other major business areas, U.S. Government/DOD non-space and network infrastructure, are expected to remain in approximately the same range as realized in fiscal year 2013.

Gross Margin

	Fiscal years ended April 30,
	(in thousands)
			Change
	2013	2012	$	%
	$25,110	$24,618	$492	2%
GM Rate	36.4%	38.7%

For each of the years ended April 30, 2013 and 2012, gross margin increased as a result of increased revenues.  In the fourth quarter of fiscal year 2013 gross margin was reduced by $1.4 million (2% of consolidated revenues) as a result of the write down of certain inventory recorded in the Gillam-FEI segment due to lack of certainty regarding the realizability of such inventory.  Based on slower than anticipated rollout of implementation of the French government’s plans to initiate a “smart grid,” the Company has less visibility regarding the probable schedule for obtaining production-level orders which are now anticipated to occur no earlier than fiscal year 2015.  Improved gross margins from satellite payload revenues in the FEI-NY segment were offset by historically lower gross margins at FEI-Elcom.  Gross margin rates in the FEI-Zyfer and Gillam-FEI segments were also lower on reduced sales.  For fiscal year 2012, the gross margin rate improved over the 37.5% rate recorded in the prior fiscal year.  The largest gross margin rate improvement during fiscal year 2012 occurred in the Company’s FEI-NY segment as a higher volume of business covered more of that segment’s fixed costs.  During the fiscal year ended April 30, 2013, cost of sales included approximately $2.4 million of inventory write downs, including the Gillam-FEI inventory write down..  During fiscal year 2012, cost of sales included increases to warranty reserves and inventory write downs which aggregated approximately $1.1 million.  These charges reduced gross margin rates by 3.4% in fiscal year 2013 and by 1.8% in fiscal year 2012.  Fiscal year 2012 gross margin was also reduced by the fourth quarter acquisition of FEI-Elcom whose operating results are included in the FEI-NY segment.  With the current mix of programs and orders in its backlog, the Company expects its gross margin rate to approach its target rate of 40%.  As revenues increase in future periods, the Company expects to realize a higher gross margin as more of its fixed costs are covered.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2013	2012	$	%
$14,704	$14,055	$649	5%

In the fiscal years ended April 30, 2013 and 2012, selling and administrative costs were 21% and 22%, respectively, of consolidated revenues.  Fiscal year 2013 expenses include a full year of selling and administrative expenses incurred by FEI-Elcom.  For the years ended April 30, 2013 and 2012, selling and administrative expenses include stock compensation expense of $538,000 and $359,000, respectively.  Fiscal year 2012 expenses also include approximately $230,000 of transaction costs related to the FEI-Elcom acquisition as well as approximately $140,000 related to a stock award to the Company’s employees in celebration of its 50th anniversary.  The Company expects fiscal year 2014 selling and administrative expenses to be incurred at approximately the same rate relative to revenues.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2013	2012	$	%
$5,727	$3,860	$1,867	48%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the year ended April 30, 2013 was approximately 8% of revenues compared to approximately 6% of revenues for fiscal year 2012.  Approximately half of the increased R&D spending in fiscal year 2013 was due to product development expenditures at recently acquired FEI-Elcom on its own product line.  Additionally, the FEI-NY segment, including engineering resources at FEI-Elcom, accelerated development of new satellite payload microwave receivers/converters from DC to Ka band, development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of its line of low g-sensitivity and ruggedized rubidium oscillators.  The lower rate and lower R&D expenditures in fiscal year 2012 were due primarily to the dedication of resources to customer-funded programs rather than to internal R&D programs.  Some customer-funded development activity continued into fiscal year 2013 but with the added resources from FEI-Elcom, the Company spent more on internal R&D.  The costs of customer-funded development efforts appear in cost of revenues, thus reducing the level of internal R&D spending.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2014, the Company anticipates that internal research and development spending will be less than 10% of revenues.  The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30,
(in thousands)
		Change
2013	2012	$	%
$4,679	$6,703	$(2,024)	(30%)

For the year ended April 30, 2013, operating profit was reduced by the $1.4 million inventory write down in the Gillam-FEI segment, higher selling and administrative costs and increased R&D spending.  All of the fiscal year 2013 operating profit was generated by the FEI-NY segment which enjoyed the benefit of rising satellite payload revenues.  The Company’s other segments, FEI-Zyfer and Gillam-FEI, both incurred operating losses on reduced revenues, higher costs and the inventory write down.

For the year ended April 30, 2012, higher revenues, improved gross margin rates and operating expenses in line with expectations enabled the Company to record an operating profit that was nearly twice the operating profit recorded in the preceding fiscal year.  On a segment basis, the operating profit of FEI-NY increased as a result of a 35% increase in revenues and improved gross margin rates.  The fiscal year 2012 operating profit at Gillam-FEI was favorably impacted by an improved product mix despite lower revenues than for fiscal year 2011.  FEI-Zyfer realized an operating loss due to lower gross margins partially due to increased warranty reserves as well as product mix.

On anticipated increased revenues and favorable product mix, the Company expects to realize an improved gross margin while maintaining other operating expenses within their targeted amounts.  Thus, the Company expects to report higher operating profits in fiscal year 2014.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
			Change
	2013	2012	$	%
Investment income	$671	$646	$25	4%
Gain on investment in affiliate	-	730	(730)	NM
Equity loss	-	(650)	650	NM
Impairment charge	-	(350)	350	NM
Interest expense	(195)	(121)	(74)	(61%)
Other expense, net	(69)	(144)	75	52%
	$407	$111	$296	267%

Investment income includes interest and dividend income on marketable securities.  Earnings on these securities may vary based on fluctuating dividends and interest rates and the timing of purchases or sales of securities.  During the year ended April 30, 2012, the Company broadened its investment portfolio to include higher yielding marketable securities thus generating greater investment income than in fiscal year 2011.  During fiscal years 2013 and 2012, investment income included gains upon the sale or redemption of marketable securities of approximately $46,000 and $20,000, respectively.  During fiscal year 2014, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2013, depending on the yield of its investment portfolio.

The fiscal year 2012 step acquisition of FEI-Elcom resulted in the recognition of a gain of approximately $730,000.  Equity losses of $650,000 represent the Company’s share of the losses recorded by FEI-Elcom prior to the Company’s fiscal year 2012 fourth quarter acquisition of that company See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - 11. Acquisition of Elcom Technologies, Inc.  In addition, during the second quarter of fiscal year 2012, based on comparisons to comparable companies as well as FEI-Elcom’s forecasts of future financial results, the Company recorded an impairment charge in the amount of $350,000.  Since FEI-Elcom is a wholly-owned subsidiary of the Company for all of fiscal year 2013, there is no comparable income or expense items for the year ended April 30, 2013.

In fiscal years 2013 and 2012, interest expense was incurred on borrowings under short-term credit obligations, on deferred compensation payments and capital leases for equipment.  During the year ended April 30, 2012, to complete the acquisition of FEI-Elcom, the Company decided to draw on its bank line of credit rather than liquidate any of its investment in marketable securities.  In addition, subsequent to April 30, 2013, the Company established a five-year, $25 million credit facility with a bank, replacing the previous $9.3 million credit line.  As a result of the new credit facility, the Company expects to maintain a higher level of debt and anticipates that interest expense in fiscal year 2014 will be higher than that incurred in fiscal year 2013.

Other expenses for the year ended April 30, 2013, consists primarily of an uninsured loss sustained by the Company’s Gillam-FEI segment.  For the year ended April 30, 2012, other expenses consisted primarily of amortization of certain non-operating assets that was partially offset by gains of approximately $137,000 derived from the excess of proceeds over the cash values of life insurance policies covering a former employee.  The Company anticipates that in future years items in this category will not be significant to pretax earnings.

Income Tax Provision (Benefit)

Fiscal years ended April 30,
(in thousands)
		Change
2013	2012	$	%
$1,400	$(560)	$1,960	NM

During the year ended April 30, 2013, certain tax law changes were enacted which enabled the Company to obtain larger federal tax credits.  The changes reduced the Company’s effective tax rate on pre-tax income to 27.5%.

During the fourth quarter of fiscal year 2012, the Company reduced its valuation allowance against deferred tax assets in the amount of $3.1 million.  This reduction was based on a review of all available evidence, both positive and negative, and management’s assessment that it is more likely than not that it will be able to realize the tax benefits from the future deductibility of most items included in its deferred tax assets.  Excluding the valuation allowance reduction, for the year ended April 30, 2012, the Company recorded a net tax provision of $2.5 million or an effective tax rate of 37%.  The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the U.S., 33% in Europe and 25% in China.  The Company utilizes the availability of research and development tax credits in the U.S. to lower its tax rate.  The actual rate incurred may be impacted by the non-deductibility of losses incurred in overseas operations.  (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

The Company’s European subsidiaries have available net operating loss (“NOL”) carryforwards of approximately $2.7 million to offset future taxable income.  The associated deferred tax asset for the foreign subsidiary NOL is fully reserved by the deferred tax valuation allowance.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal NOL carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 19 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $71.7 million at April 30, 2013.  Included in working capital at April 30, 2013 is $21.7 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2013 is 8.7 to 1 compared to 4.9 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2013, was $2.8 million compared to $2.1 million for the prior fiscal year.  During fiscal years 2013 and 2012, the Company incurred $6.5 million and $5.8 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, inventory write downs, warranty and accounts receivable reserves, certain employee benefit plan expenses, including accounting for stock-based compensation and, in fiscal year 2012, the equity loss on its Elcom investment net of the gain on that investment.  In fiscal year 2012, such non-cash charges were partially offset by the non-cash benefit of $3.1 million resulting from the Company’s reduction of a portion of the valuation allowance on its deferred tax assets.  For fiscal year 2013, operating cash was reduced by increases to inventories and payment of estimated income taxes.  For fiscal year 2012, operating cash was reduced by increases to accounts receivable and inventory.  In fiscal year 2014, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits.

Net cash used in investing activities was $2.0 million and $8.0 million, respectively, for the fiscal years ended April 30, 2013 and 2012.  The fiscal year 2013 activities consisted of net proceeds from marketable securities transactions of $170,000 and acquisitions of capital equipment for $2.2 million.  In fiscal year 2012, investing activities included the additional investment in FEI-Elcom for $4.5 million, net of acquired cash of $763,000, net purchase of marketable securities for $2.1 million and the acquisition of capital equipment for $1.4 million.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $2.0 million and $3.0 million on capital equipment during fiscal year 2014.  Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

Through April 30, 2013, the Company had a $9.3 million line of credit with the financial institution that also managed a substantial portion of its investment in marketable securities.  Rather than liquidate some of these investments to meet short-term working capital requirements, the Company borrowed against the line of credit at variable interest rates which averaged approximately 1.75%, which is less than the return on the Company’s portfolio of marketable securities that secured the line.  To fund the acquisition of FEI-Elcom during fiscal year 2012, the Company borrowed $6.0 million.  During the year ended April 30, 2013, the Company borrowed additional money for working capital purposes and subsequently repaid such borrowing such that by April 30, 2013, the outstanding principal balance was $6.0 million.  During fiscal year 2013, the highest level of borrowing under this line was $8.5 million.  Following the end of fiscal year 2013, the Company obtained a five-year, $25 million credit facility from a bank and repaid the credit line from the previous financial institution.  The Company thus converted the short-term debt obligation into a longer-term loan.  The Company will draw on this new credit facility to provide additional working capital and to fund acquisitions.  The interest rate on the new facility is based on LIBOR plus either 75 basis points or 175 basis points depending on under which of the two tranches the Company chooses to borrow.  For a more complete description of the new credit facility, see “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - 7. Debt Obligations and Subsequent Event.  In addition, the Company’s European subsidiaries have available approximately $650,000 in bank credit lines to meet short-term cash flow requirements.  The rate of interest on these borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries borrowed against these lines of credit during fiscal years 2013 and 2012 but repaid the obligations during each year.

During the year ended April 30, 2013, cash used in financing activities was $1.9 million.  The Company borrowed and repaid $5.0 million under the previous credit line and made payments on capital lease obligations in the amount of $357,000.  In addition, during the third quarter of fiscal year 2013, the Company paid a special cash dividend of $1.7 million.  Partially offsetting these financing cash outflows, the Company also received $172,000 upon the exercise of stock-based awards and the tax benefit arising from such exercises.  During fiscal year 2012, cash provided by financing activities was $5.7 million consisting of borrowings under its lines of credit of $6.3 million and reduced by repayment of short-term borrowings and capital lease obligations in the amount of $660,000.  The Company will continue to use treasury shares to satisfy the future exercise of stock options and stock appreciation rights granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2013, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2014, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of approximately 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2013, the Company's consolidated backlog amounted to approximately $51 million as compared to approximately $57 million at the beginning of the fiscal year.  (See Item 1).  Approximately 70% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2014.  Included in the backlog at April 30, 2013 is approximately $700,000 under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, as of April 30, 2013, was approximately $3 million.  The Company expects these contracts to become fully funded over time and will be added to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-5 eliminates the option (previously utilized by the Company) to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU No. 2011-5 was adopted by the Company at the beginning of the current fiscal year, and affects only the presentation of financial statements and has no financial impact on the Company’s Consolidated Financial Statements.

 In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to reduce the complexity and costs to test goodwill for impairment.  The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU No. 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendment became effective for annual and interim goodwill impairment tests performed by the Company in the fourth quarter of the fiscal year ended April 30, 2012.  The adoption of ASU 2011-08 did not have a material impact on its consolidated financial statements.

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

INFLATION

During fiscal year 2013, as in fiscal year 2012, the impact of inflation on the Company's business has not been materially significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the two-year period ended April 30, 2013.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP
EisnerAmper LLP

New York, New York
July 29, 2013

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2013 and 2012
(In thousands, except par value)

	2013	2012
ASSETS:
Current assets:
Cash and cash equivalents	$3,460	$4,782
Marketable securities	18,270	17,658
Accounts receivable, net of allowance for doubtful accounts of $288 in 2013 and $400 in 2012	7,781	10,866
Costs and estimated earnings in excess of billings, net	8,617	7,207
Inventories, net	37,521	34,299
Deferred income taxes	3,170	3,152
Prepaid income taxes	680	-
Prepaid expenses and other	1,517	1,398
Total current assets	81,016	79,362
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,316	8,374
Deferred income taxes	6,320	5,692
Goodwill and other intangible assets	781	873
Cash surrender value of life insurance and cash held in trust	10,763	10,133
Other assets	1,713	1,793
Total assets	$108,909	$106,227

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$158	$6,383
Accounts payable - trade	1,205	2,644
Accrued liabilities	7,964	6,986
Income taxes payable	-	96
Total current liabilities	9,327	16,109
Credit obligations- noncurrent	6,000	15
Deferred compensation	10,374	10,179
Deferred rent and other liabilities	756	792
Total liabilities	26,457	27,095
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,463 outstanding in 2013; 8,363 outstanding in 2012	9,164	9,164
Additional paid-in capital	51,913	50,797
Retained earnings	20,662	18,660
	81,739	78,621
Common stock reacquired and held in treasury - at cost (701 shares in 2013 and 801 shares in 2012)	(3,200)	(3,659)
Accumulated other comprehensive income	3,913	4,170
Total stockholders' equity	82,452	79,132
Total liabilities and stockholders' equity	$108,909	$106,227

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended April 30, 2013 and 2012

	2013	2012
	(In thousands, except share data)
Revenues	$68,932	$63,595
Cost of revenues	43,822	38,977
Gross margin	25,110	24,618
Selling and administrative expenses	14,704	14,055
Research and development expenses	5,727	3,860
Operating profit	4,679	6,703
Other income (expense):
Investment income	671	646
Gain on investment in affiliate	-	730
Equity loss	-	(650)
Impairment of investment in affiliate	-	(350)
Interest expense	(195)	(121)
Other expense, net	(69)	(144)
Income before provision (benefit) for income taxes	5,086	6,814
Provision (Benefit) for income taxes	1,400	(560)
Net income	$3,686	$7,374

Net income per common share:
Basic	$0.44	$0.89
Diluted	$0.43	$0.86
Average shares outstanding:
Basic	8,412,633	8,329,081
Diluted	8,604,651	8,540,955

Statements of Comprehensive Income
Net Income	$3,686	$7,374
Other comprehensive income (loss):
Foreign currency translation adjustment	(782)	(1,070)
Change in market value of marketable securities	821	74
Deferred tax effect of change in marketable securities	(296)	(26)
Total other comprehensive income (loss)	(257)	(1,022)
Comprehensive income	$3,429	$6,352

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$3,686	$7,374
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(320)	(3,100)
Depreciation and amortization	2,413	2,241
Deferred lease obligation	(68)	(69)
Provision for losses on accounts receivable, inventories and warranty reserve	2,146	1,463
(Gain) Loss on marketable securities and other assets, net	(2)	(69)
Gain on investment in affiliate	-	(730)
Equity loss	-	650
Impairment of investment in affiliate	-	350
Employee benefit plans expense	1,072	1,156
Stock-based compensation expense	947	862
Tax benefit from exercise of stock-based compensation	(152)	(9)
Changes in operating assets and liabilities:
Accounts receivable	465	(4,522)
Inventories	(6,017)	(4,242)
Prepaid expenses and other	(133)	(102)
Other assets	(614)	(567)
Accounts payable - trade	(502)	880
Accrued liabilities	895	(29)
Income taxes refundable/payable	(1,071)	1,114
Other liabilities	88	(507)
Net cash provided by operating activities	2,833	2,144

Cash flows from investing activities:
Acquisition of FEI-Elcom, net of $763 cash acquired	-	(4,483)
Purchase of marketable securities	(2,836)	(8,782)
Proceeds from sale or redemption of marketable securities	3,006	6,636
Proceeds from sale of fixed assets	67	24
Capital expenditures	(2,250)	(1,396)
Net cash used in investing activities	(2,013)	(8,001)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2013 and 2012
(Continued)

	2013	2012
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$5,000	$6,344
Payment of short-term credit and lease obligations	(5,357)	(660)
Proceeds from exercise of stock options	20	13
Dividends	(1,684)	-
Tax benefit from exercise of stock-based compensation	152	9
Net cash provided by (used in) financing activities	(1,869)	5,706

Net decrease in cash and cash equivalents before effect of exchange rate changes	(1,049)	(151)

Effect of exchange rate changes on cash and cash equivalents	(273)	(342)

Net decrease in cash and cash equivalents	(1,322)	(493)

Cash and cash equivalents at beginning of year	4,782	5,275

Cash and cash equivalents at end of year	$3,460	$4,782

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$186	$119
Income taxes	$2,993	$1,475

Allocation of fair value to net assets acquired on fiscal year 2012 purchase of FEI-Elcom Tech, Inc.

Cash	$-	$763
Accounts receivable	-	342
Inventory	-	3,233
Other current assets	-	61
Fixed assets	-	2,100
Goodwill and other intangible assets	-	673
Deferred tax assets	-	2,573
Other assets	-	180
Accounts payable	-	(350)
Accrued expenses	-	(1,461)
Capital lease obligations	-	(234)
	-	$7,880

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2013 and 2012
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2011	9,163,940	$9,164	$49,868	$11,286	865,734	$(3,975)	$5,192	$71,535
Contribution of stock to 401(k) plan			154		(42,370)	206		360
Stock-based compensation expense			775		(17,900)	87		862
Tax benefit from stock option exercise			9					9
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(9)		(4,677)	23		14
Change in unrealized gains and losses on marketable securities - net							48	48
Foreign currency translation adjustment							(1,070)	(1,070)
Net Income				7,374				7,374
Balance at April 30, 2012	9,163,940	$9,164	$50,797	$18,660	800,787	$(3,659)	$4,170	$79,132

Contribution of stock to 401(k) plan			214		(52,715)	242		456
Stock-based compensation expense			947		100			947
Tax benefit from stock option exercise			152					152
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(197)		(47,582)	217		20
Cash dividend $0.20 per share				(1,684)				(1,684)
Change in unrealized gains and losses on marketable securities - net							525	525
Foreign currency translation adjustment							(782)	(782)
Net Income				3,686				3,686
Balance at April 30, 2013	9,163,940	$9,164	$51,913	$20,662	700,590	$(3,200)	$3,913	$82,452

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

These financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates.

Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  Such investments may be in excess of the FDIC insurance limit.  No losses have been experienced on such investments.

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. government agencies.  All marketable securities were held in the custody of financial institutions; five institutions at April 30, 2013 and 2012.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
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

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Program costs for which production-level orders cannot be determined as probable are written down in the period in which that assessment is made.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
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

Fair Values of Financial Instruments:

Cash and cash equivalents and short-term credit obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held company, Morion, Inc. (“Morion”).  The Company is unable to reasonably estimate a fair value for this investment.  Additionally, the Company had a non-controlling interest in Elcom Technologies, Inc. (“Elcom” and, after the acquisition, “FEI-Elcom”) in 2012 (through the date of acquisition). See Note 11 - Acquisition of Elcom Technologies, Inc.

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium and the People’s Republic of China. The Company is vulnerable to currency risks in these countries.  The local currency is the functional currency of each of the Company’s non-U.S. subsidiaries.  No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange.  The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the periods presented.  The balance sheets of foreign subsidiaries, except for equity accounts which are translated at historical rates, are translated into U.S. dollars at the rates of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

Equity-based Compensation:

The Company values its share-based payment transactions using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The weighted average fair value of each option or stock appreciation right has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2013			2012
Expected volatility			40%			40%
Dividend yield			0.0%			0.0%
Risk-free interest rate	1.31%	to	1.35%	1.30%	to	1.34%
Expected lives			8.5 years			10 years

The expected life assumption was determined based on the Company’s historical experience.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  On December 21, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.  Due to the one-time nature of the special dividend it was not factored into the Black Scholes fair value calculations.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

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

New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  Under ASU No. 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of which option is selected, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-5 eliminates the option (previously utilized by the Company) to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU No. 2011-5 was adopted by the Company at the beginning of the current fiscal year, and affects only the presentation of financial statements and has no financial impact on the Company’s Consolidated Financial Statements.

 In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to reduce the complexity and costs to test goodwill for impairment.  The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU No. 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendment became effective for annual and interim goodwill impairment tests performed by the Company in the fourth quarter of the fiscal year ended April 30, 2012.  The adoption of ASU 2011-08 did not have a material impact on its consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

2.  Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2013	2012
Basic EPS Shares outstanding (weighted average)	8,412,633	8,329,081
Effect of Dilutive Securities	192,018	211,874
Diluted EPS Shares outstanding	8,604,651	8,540,955

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  For the years ended April 30, 2013 and 2012, the number of excluded options and SARS were 939,375 and 733,375, respectively.

3.  Costs and Estimated Earnings in Excess of Billings

At April 30, 2013 and 2012, costs and estimated earnings in excess of billings, net, consist of the following:

	2013	2012
	(in thousands)
Costs and estimated earnings in excess of billings	$10,228	$9,552
Billings in excess of costs and estimated earnings	(1,611)	(2,345)
Net asset	$8,617	$7,207

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2013 and 2012, revenue recognized under percentage of completion contracts was approximately $35.6 million and $36.1 million, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

4.  Inventories

Inventories at April 30, 2013 and 2012, respectively, consisted of the following (in thousands):

	2013	2012
Raw Materials and Component Parts	$21,066	$15,813
Work in Progress	13,665	15,762
Finished Goods	2,790	2,724
	$37,521	$34,299

As of April 30, 2013 and 2012, approximately $29.9 million and $25.5 million, respectively, of total inventory is located in the United States, approximately $6.9 million and $8.2 million, respectively, is located in Belgium and approximately $0.7 million and $0.6 million, respectively, is located in China.

5.  Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2013 and 2012 are as follows (in thousands):

	April 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,285	$297	$0	$10,582
Equity securities	6,490	1,266	(68)	7,688
	$16,775	$1,563	$(68)	$18,270

	April 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$11,573	$297	$(6)	$11,864
Equity securities	5,411	552	(169)	5,794
	$16,984	$849	$(175)	$17,658

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	512	(68)	512	(68)
	$-	$-	$512	$(68)	$512	$(68)

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2012
Fixed Income Securities	$301	$(6)	$-	$-	$301	$(6)
Equity Securities	539	(169)	-	-	539	(169)
	$840	$(175)	$-	$-	$840	$(175)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2013 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2013	2012
Proceeds	$3,006	$6,636
Gross realized gains	$47	$20
Gross realized losses	$-	$-

Maturities of fixed income securities classified as available-for-sale at April 30, 2013 are as follows (at cost, in thousands):

Current	$2,003
Due after one year through five years	7,478
Due after five years through ten years	804
$10,285

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

6.  Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2013 and 2012, consists of the following (in thousands):

	2013	2012
Buildings and building improvements	$5,477	$5,500
Machinery, equipment and furniture	44,758	42,850
	50,235	48,350
Less, accumulated depreciation	41,919	39,976
	$8,316	$8,374

Depreciation and amortization expense for the years ended April 30, 2013 and 2012 was $2,250,000 and $2,222,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2013 and 2012 was approximately $993,000 and $807,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Company leases its Long Island, New York headquarters building at an annual rental of $600,000.  During fiscal year 2013, the Company exercised its option to renew the lease for a second 5-year period at an annual rental of $800,000 beginning February 2014. The lease will end in January 2019.  Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey, China, France and California lease their office and manufacturing facilities.  FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $27,000, increasing to $28,000 in the last two years of the lease which expires in March 2016.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,800 through February 2014.  FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $28,700 and increase each year over the remaining 52 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,100 per month.

Rent expense under operating leases was approximately $1.3 million and $1.0 million for the fiscal years ended April 30, 2013 and 2012.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straightline method over the lives of the respective leases.  As a result, as of April 30, 2013 and 2012, the Company’s balance sheet includes deferred rent payable of approximately $310,000 and $338,000, respectively, which will be amortized over the respective rental periods.

Included in the assets of FEI-Elcom is machinery and equipment with a value of approximately $300,000 obtained under capital leases prior to the Company’s acquisition of FEI-Elcom. (See Note 11. Acquisition of Elcom Technologies, Inc.) FEI-Elcom’s remaining capital lease obligation at the date of acquisition was approximately $234,000.

Future minimum lease payments required by the leases are as follows (in thousands):

Years ending April 30,	Operating Leases	Capital Lease
2014	$1,397	$16
2015	1,503	-
2016	1,473	-
2017	1,174	-
2018	925	-
Thereafter	600	-
Less amounts representing interest	-	(1)
Present value of future minimum lease payments	$7,072	$15

7.  Debt Obligations and Subsequent Event

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  Proceeds from the Facility will be used for working capital and to finance acquisitions.

The Company may make borrowings under the Facility from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

Borrowings under the Facility are evidenced by a line of credit note (the “Note”) and bear interest, payable monthly, at a rate equal to the LIBOR Rate, as determined from time to time by JPMorgan pursuant to the terms of the Note,  plus  a  margin of  0.75%  for Tranche A borrowings and  1.75%  for Tranche B borrowings.  The principal balance on the Note, along with any accrued and unpaid interest, is due and payable no later than June 5, 2018, which is the maturity date of the Facility.  In addition, the Company is required to pay JPMorgan fees equal to 0.1% per annum on any unused portion of the Facility.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.

Under the Company’s subsequently replaced $9.3 million line of credit with the financial institution which formerly managed a substantial portion of its investment in marketable securities, during the fiscal year ended April 30, 2013, the Company borrowed $5.0 million and repaid the same amount.  The highest borrowings under this line of credit during fiscal year 2013 was $8.5 million.  The line was secured by the investments and had no maturity date so long as the Company maintained its investments with the financial institution.  During fiscal years 2013 and 2012, advances against the line of credit bore interest at variable interest rates between 1.70% and 1.80%.

The Company’s European subsidiaries have available 500,000 Euros (approximately $650,000 based on current rates of exchange between the dollar and the Euro) in bank credit lines to meet short-term cash flow requirements.  As of April 30, 2013 and 2012, no amounts were outstanding under such lines of credit.  Borrowings under the bank credit lines, if any, must be repaid within one year of receipt of funds.  Interest on these credit lines varies from 0.5% to 1.5% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2013 and 2012, the rate was 1.117% and 1.244%, respectively, based on the one-month EURIBOR.

8.  Accrued Liabilities

Accrued liabilities at April 30, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Vacation and other compensation	$1,794	$1,712
Incentive compensation	1,634	1,799
Payroll taxes	1,323	1,485
Deferred revenue	1,620	137
Warranty reserve	598	778
Other	995	1,075
	$7,964	$6,986

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

During the fiscal years ended April 30, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $54,000 and $224,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $355,000 and $1,162,000, respectively.  At April 30, 2013, accounts receivable included $144,000 due from Morion and $8,000 were payable to Morion.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement requires the Company to sell certain fully-depreciated production equipment currently owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under this agreement.   This amount is considered deferred revenue and is included in accrued liabilities on the accompanying consolidated balance sheet.  The United States Department of State has approved the technology transfer which is expected to be completed within a year from the date of the agreement.

10.  Goodwill and Other Intangible Assets

During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  In February 2012, the Company acquired FEI-Elcom (see Note 11 Acquisition of Elcom Technologies, Inc.) resulting in the recording of goodwill in the amount of $398,000 plus other intangible assets with a value of $275,000.  Management has determined that goodwill is not impaired as of April 30, 2013 and 2012.  The other intangible asset will be amortized over a three-year period from the date of acquisition.  Amortization expense for the years ended April 30, 2013 and 2012 was approximately $91,000 and $19,000, respectively.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

During the fiscal years ended April 30, 2012, prior to the acquisition of Elcom, the Company acquired technical services from Elcom in the aggregate amount of approximately $16,000; sold product to Elcom in the amount of approximately $5,000; and the Company recorded interest income on notes to Elcom in the amount of approximately $87,000.

The estimated fair value of Elcom has been allocated as follows.

Cash	$763
Accounts receivable	342
Inventory	3,233
Other current assets	61
Fixed assets	2,100
Goodwill and other intangible assets	673
Deferred tax assets	2,573
Other assets	180
Accounts payable	(350)
Accrued expenses	(1,461)
Capital lease obligations	(234)
$7,880

The Company incurred approximately $230,000 in acquisition related costs applicable to the transaction during fiscal year 2012.  These expenses are included in selling and administrative expenses in the Company’s consolidated statements of income.

The accompanying consolidated statements of income for the years ended April 30, 2013 and 2012 include the results of operations of FEI-Elcom since the date of acquisition, February 21, 2012.  For the period from the acquisition date to April 30, 2012, FEI-Elcom had revenue of $840,000 and recorded an operating loss of $700,000.  The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the year ended April 30, 2012, adjusted to give effect to the acquisition of FEI-Elcom as if it had occurred at the beginning of fiscal year 2012.

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

Pro forma
(unaudited)
Year ended April 30, 2012
(in thousands except per share data)
Revenues	$70,955
Operating profit	$5,147
Net income	$5,863
Earnings per share- basic	$0.70
Earnings per share- diluted	$0.69

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

12.  Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2013 and 2012, the Company contributed 52,715 and 42,370 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $456,000 in fiscal year 2013 and $360,000 in fiscal year 2012.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2013 and 2012, such transactions increased additional paid in capital by $214,000 and $154,000, respectively.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  The Company charged approximately $1.6 million and $1.8 million to selling and administrative expenses under these plans for the fiscal years ended April 30, 2013 and 2012, respectively.

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

Typically, options and SARS vest over a four-year period from the date of grant.  The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise.  As of April 30, 2012, a consultant, who is the son of the Company’s president, had been granted options to purchase 56,625 shares of Company stock under NQSO plans at a weighted average exercise price of $5.60.  During the year ended April 30, 2013, the consultant elected a cashless exercise of 19,125 shares at an exercise price of $3.50 per share (resulting in a net issuance of 11,011 shares) and the remaining 37,500 options are outstanding and exercisable at an exercise price of $6.67.  The options expire one year after the termination of the consulting agreement which has no expiration date.  As of April 30, 2013, eligible employees had been granted options to purchase approximately 231,200 shares of Company stock under ISO plans, of which approximately 172,500 options with a weighted average exercise price of $11.55 are both outstanding and exercisable.  During the year ended April 30, 2013, employees exercised ISOs for 58,700 shares of Company stock.  During fiscal year 2013, the Company gave option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  For the year ended April 30, 2013, the Company received approximately $20,000 upon the exercise of options for 3,000 shares.  The balance of stock option exercises under ISO and NQSO plans, including the consultant shares above, which aggregated 74,825 shares were conducted under the cashless option.  Accordingly, the Company issued 25,897 shares for cashless exercises and returned 48,928 shares to the pool of available shares which may be used for future grants.  As of April 30, 2013, eligible employees and directors have been granted SARS based on approximately 1,550,000 shares of Company stock, of which approximately 1,498,625 shares are outstanding and approximately 871,000 with a weighted average exercise price of $7.93 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.  During the year ended April 30, 2013, employees exercised SARS representing 35,250 shares of Company stock and received 18,685 shares of Company stock.  The 16,565 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – May 1, 2011	1,433,525	$8.22	6.6 years
Granted	253,000	7.36
Exercised	(7,950)	5.35
Expired or Canceled	(48,875)	11.10
Outstanding – April 30, 2012	1,629,700	$7.95	6.4 years
Granted	209,000	8.82
Exercised	(113,075)	5.63
Expired or Canceled	(17,000)	5.16
Outstanding – April 30, 2013	1,708,625	$8.23	6.1 years	$3,697,430
Exercisable	1,081,000	$8.46	4.8 years	$2,324,626
Available for future grants	166,743

As of April 30, 2013, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $2,149,000.  These costs are expected to be recognized over a weighted average period of 3.0 years.

During the years ended April 30, 2013 and 2012, 254,813 and 221,969 shares, respectively, vested, the fair value of which was approximately $847,000 and $748,000, respectively.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2013 and 2012, were approximately $4.16 and $3.73, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $410,000 and $363,000 for the years ended April 30, 2013 and 2012, respectively.  Selling and administrative expenses include stock-based compensation expense of approximately $537,000 and $359,000 for the years ended April 30, 2013 and 2012, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the years ended April 30, 2013 and 2012, the Company realized $152,000 and $9,000 respectively, of tax benefits from the exercise of stock options and SARS.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2013 and 2012 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan and the outstanding grant will expire in fiscal year 2015.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

At April 30, 2013 and 2012, options for 30,000 shares, at a weighted average exercise price of $14.76, were issued and outstanding under this plan.  No other activities occurred during the two year period ended April 30, 2013.

Restricted Stock Plan:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2013 and 2012, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990, the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal year 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal year 2000, all shares (1,071,652) had been allocated to participant accounts of which 406,102 shares remain in the ESOP.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2013 and 2012 was approximately $616,000 and $796,000, respectively.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

13.  Income Taxes

The income before benefit for income taxes consisted of (in thousands):

	Year Ended April 30,
	2013	2012
U.S.	$7,028	$7,426
Foreign	(1,942)	(612)
	$5,086	$6,814

The benefit for income taxes consists of the following (in thousands):

	2013	2012
Current:
Federal	$1,680	$2,534
Foreign	-	-
State	40	6
Current provision	1,720	2,540
Deferred:
Federal	(145)	16
Foreign	(585)	(49)
State	(80)	(10)
Deferred benefit	(810)	(43)
Change in valuation allowance	490	(3,057)
Total benefit	$1,400	$(560)

The following table reconciles the reported income tax (benefit) expense with the amount computed using the federal statutory income tax rate (in thousands):

	2013	2012
Computed "expected" tax expense	$1,729	$2,316
State and local tax, net of federal benefit	(81)	(3)
Valuation allowance on deferred tax assets	490	(3,057)
Nontaxable income from foreign subsidiaries	29	72
Nondeductible expenses	178	143
Nontaxable life insurance cash value increase	(168)	(150)
Write off benefit from equity investment losses	-	466
Tax credits	(299)	(350)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	(478)	3
	$1,400	$(560)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The components of deferred taxes are as follows (in thousands):

	2013	2012
Deferred tax assets:
Employee benefits	$6,490	$5,320
Inventory	1,980	2,055
Accounts receivable	470	525
Tax credits	990	1,140
Other liabilities	270	332
Net operating loss carryforwards	3,040	2,800
Total deferred tax asset	13,240	12,172
Deferred tax liabilities:
Marketable securities	540	243
Property, plant and equipment	1,310	1,630
Net deferred tax asset	11,390	10,299
Valuation allowance	(1,900)	(1,455)
Net deferred tax assets	$9,490	$8,844

Net deferred tax assets are comprised of the following (in thousands):

	2013	2012
Gross current assets	$3,890	$4,092
Valuation allowance	-	(697)
Current liabilities	(720)	(243)
Net current deferred tax assets	3,170	3,152

Gross noncurrent assets	9,600	8,080
Valuation allowance	(1,900)	(758)
Noncurrent liabilities	(1,380)	(1,630)
Net noncurrent deferred tax assets	6,320	5,692
Net deferred tax assets	$9,490	$8,844

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  For the year ended April 30, 2013, the change in valuation allowance was an increase of $445,000 which consists of the $490,000 deferred tax provision less a foreign exchange adjustment of $45,000.  The change in valuation allowance during the year ended April 30, 2012 was a decrease of $3.1 million, including foreign exchange adjustments of $58,000 and the $43,000 tax effect of unrealized gains on marketable securities.

During the fourth quarter of fiscal year 2012, the Company reduced its valuation allowance against deferred tax assets in the amounts of $3.1 million.  This recognition was the result of an evaluation of the Company’s net operating losses incurred in prior years, its recent history of three consecutive years of increasing profitability and recent contract bookings which increased the Company’s long-term backlog to a higher level.  Company management believed such contracts would enable the Company to continue to generate operating profits in fiscal year 2013 and beyond.  These adjustments were made in the fourth quarter of fiscal year 2012 as the Company waited until it had results for the full year to make final its determination, given the existence of a loss in recent years, that it met the accounting threshold for determination that the recovery of the deferred tax asset was more likely than not and to estimate the appropriate balance of the valuation allowance, based on all available information.  The amount of the non-cash valuation allowance reduction was based on management’s estimates of taxable income by reporting segment and taxing jurisdictions and the periods over which the Company believes deferred tax assets will be recoverable.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

At April 30, 2013, the Company has available approximately $2.7 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $6.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 19 years.

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards.  It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.  The Company's tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service, which resulted in no material adjustments.  The Company's tax years from April 30, 2005 through April 30, 2013 remain open to examination by state tax authorities and tax years from April 30, 2008 through April 30, 2013 remain open for examination by the Internal Revenue Service.

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

	Year Ended April 30,
	2013	2012
Balance at beginning of year	$778	$145
Acquired reserve of FEI-Elcom		370
Warranty costs incurred	(324)	(192)
Product warranty accrual	144	455
Balance at end of year	$598	$778

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2013		2012
Net revenues:
FEI-NY	$52,567		$44,711
Gillam-FEI	11,825	**	12,811	**
FEI-Zyfer	10,523		11,494
less intersegment revenues	(5,983	)**	(5,421	)**
Consolidated revenues	$68,932		$63,595

Operating profit (loss):
FEI-NY	$7,334		$7,938
Gillam-FEI	(1,643	)**	138	**
FEI-Zyfer	(552)		(511)
Corporate	(460)		(862)
Consolidated operating profit	$4,679		$6,703

**For fiscal years ended April 30, 2013 and 2012, includes Gillam-FEI intersegment sales of $4.1 million and $3.9 million, respectively, to the FEI-NY and FEI-Zyfer segments.  Such sales consist principally of manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S. plus the costs of ongoing research and development costs to support the product line.  In the Gillam-FEI segment, these transactions increased the operating profit in each of the fiscal years.  In addition, during the fourth quarter of fiscal year 2013, Gillam-FEI wrote down $1.4 million of accumulated costs related to hardware and software design of a product in connection with the French government’s smart electrical grid initiative.  Based on slower than anticipated rollout of this project, the Company has less visibility regarding the probable schedule for obtaining production-level orders, which are now anticipated to occur no earlier than fiscal year 2015.

	2013	2012
Identifiable assets:
FEI-NY (approximately $3 million in China)	$55,508	$50,234
Gillam-FEI (all in Belgium or France)	18,071	20,407
FEI-Zyfer	10,418	9,685
less intersegment receivables	(18,903)	(16,424)
Corporate	43,815	42,325
Consolidated identifiable assets	$108,909	$106,227

Depreciation and amortization (allocated):
FEI-NY	$1,892	$1,590
Gillam-FEI	304	425
FEI-Zyfer	202	207
Corporate	15	19
Consolidated depreciation and amortization expense	$2,413	$2,241

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Major Customers

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2013 and 2012, approximately 62% and 46% respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2013, sales to three customers of the FEI-NY segment aggregated $34.1 million or 65% of that segment’s total sales.  Each of these customers also exceeded 10% of the Company’s consolidated revenues.  During the year ended April 30, 2013, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales.   None of the customers in the Gillam-FEI and FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:

	(in thousands)
	2013	2012

France	$9,527	$8,480
Belgium	4,240	4,254
China	565	899
Other	3,390	7,533
	$17,722	$21,166

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2013, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Reporting

In the prior fiscal year, the Company reported a material weakness in internal controls related to accounting for the acquisition of Elcom Technologies, Inc. in a “step-acquisition.”  No similar acquisitions occurred in fiscal year 2013.  If and when another acquisition takes place, the Company intends to supplement its technical resources to provide for the appropriate accounting for such transactions.  Consequently, the Company asserts that the previous material weakness in internal controls over financial reporting will be remediated.

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

Changes in Internal Control Over Financial Reporting.

Other than the matters described in this Item 9A under “Financial Reporting,” there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ending April 30, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

NONE

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2013.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2013.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2013.

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
Exhibit 101-
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the year ended April 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

The exhibits listed on the accompanying Index to Exhibits beginning on page 51 are filed as part of this annual report.

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

Dated: July 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/13
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/13
Joel Girsky

/s/ S. Robert Foley	Director	7/29/13
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/13
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/13
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/13
Alan L. Miller	and Secretary/Treasurer
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

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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