Form 10-Q
period 2013-07-31
FREQUENCY ELECTRONICS INC
filed 2013-09-16
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2013 – 8,513,673

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION;  ITEM 1 - FINANCIAL STATEMENTS

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________

	July 31, 2013	April 30, 2013
	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$4,149	$3,460
Marketable securities	16,823	18,270
Accounts receivable, net of allowance for doubtful accounts of $288 at July 31, 2013 and April 30, 2013	12,616	7,781
Costs and estimated earnings in excess of billings, net	6,263	8,617
Inventories	39,221	37,521
Deferred income taxes	3,360	3,170
Prepaid expenses and other	1,623	2,197
Total current assets	84,055	81,016
Property, plant and equipment, at cost, less accumulated depreciation and amortization	9,242	8,316
Deferred income taxes	6,320	6,320
Goodwill and other intangible assets	758	781
Cash surrender value of life insurance and cash held in trust	10,913	10,763
Other assets	1,695	1,713
Total assets	$112,983	$108,909

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$6	$158
Accounts payable - trade	1,341	1,205
Accrued liabilities	8,038	7,964
Total current liabilities	9,385	9,327
Long term debt- noncurrent	9,200	6,000
Deferred compensation	10,448	10,374
Deferred rent and other liabilities	745	756
Total liabilities	29,778	26,457
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	52,202	51,913
Retained earnings	21,338	20,662
	82,704	81,739
Common stock reacquired and held in treasury - at cost (652 shares at July 31, 2013 and 701 shares at April 30, 2013)	(2,979)	(3,200)
Accumulated other comprehensive income	3,480	3,913
Total stockholders' equity	83,205	82,452
Total liabilities and stockholders' equity	$112,983	$108,909

See accompanying notes to condensed consolidated financial statements.

3 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended July 31,
(Unaudited)

	2013	2012
	(In thousands except share data)

Net revenues	$16,827	$16,685
Cost of revenues	10,561	10,704
Gross margin	6,266	5,981

Selling and administrative expenses	3,560	3,485
Research and development expense	1,743	1,415
Operating profit	963	1,081
Other income (expense):
Investment income	143	167
Interest expense	(59)	(56)
Other income, net	9	6
Income before provision for income taxes	1,056	1,198
Provision for income taxes	380	430
Net income	$676	$768

Net income per common share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Average shares outstanding:
Basic	8,489,901	8,378,247
Diluted	8,726,323	8,544,052

Comprehensive Income
Net income	$676	$768
Other comprehensive income (loss):
Foreign currency translation adjustment	(158)	(594)
Change in market value of marketable securities	(464)	327
Deferred tax effect of change in marketable securities	189	(119)
Total other comprehensive (loss)	(433)	(386)
Comprehensive income	$243	$382

See accompanying notes to consolidated condensed financial statements.

4 of 21

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$676	$768
Non-cash charges to earnings, net	1,270	1,250
Net changes in operating assets and liabilities	(4,115)	(2,420)
Net cash used in operating activities	(2,169)	(402)

Cash flows from investing activities:
Purchase of marketable securities	(39)	(717)
Proceeds on redemption of marketable securities	1,000	2,000
Purchase of fixed assets	(1,456)	(332)
Net cash (used in) provided by investing activities	(495)	951

Cash flows from financing activities:
Borrowings from long-term credit facility	3,200	-
Proceeds from exercise of stock options	-	20
Tax benefit from exercise of stock-based compensation	134	-
Payment of lease obligations	(10)	(107)
Net cash provided by (used in) financing activities	3,324	(87)

Net increase in cash and cash equivalents before effect of exchange rate changes	660	462

Effect of exchange rate changes on cash and cash equivalents	29	217

Net increase in cash and cash equivalents	689	679

Cash and cash equivalents at beginning of period	3,460	4,782

Cash and cash equivalents at end of period	$4,149	$5,461

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52	$46
Income Taxes	$2	$150

See accompanying notes to condensed consolidated financial statements.

5 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2013 and the results of its operations and cash flows for the three months ended July 31, 2013 and 2012.  The April 30, 2013 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2013.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2013	2012
Basic EPS Shares outstanding (weighted average)	8,489,901	8,378,247
Effect of Dilutive Securities	236,422	165,805
Diluted EPS Shares outstanding	8,726,323	8,544,052

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS for the three months ended July 31, 2013 and 2012 were 293,375 and 746,375, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2013 and April 30, 2013, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2013	April 30, 2013
	(In thousands)
Costs and estimated earnings in excess of billings	$10,343	$10,228
Billings in excess of costs and estimated earnings	(4,080)	(1,611)
Net asset	$6,263	$8,617

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2013 and 2012, revenue recognized under percentage of completion contracts was approximately $9.7 million and $8.6 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2013, the Company made a contribution of 11,586 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 37,472 shares from treasury upon the exercise of stock options and SARs by certain officers and employees of the Company.

6 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2013	April 30, 2013
	(In thousands)

Raw Materials and Component Parts	$22,724	$21,066
Work in Progress	13,379	13,665
Finished Goods	3,118	2,790
	$39,221	$37,521

As of July 31, 2013 and April 30, 2013, approximately $31.5 million and $29.9 million, respectively, of total inventory is located in the United States, approximately $7.0 million and $6.9 million, respectively, is located in Belgium and $0.7 million and $0.7 million, respectively, is located in China.

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

The tables below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2013	2012
Net revenues:
FEI-NY	$13,174	$11,848
Gillam-FEI	2,695	1,908
FEI-Zyfer	1,988	3,357
less intercompany revenues	(1,030)	(428)
Consolidated revenues	$16,827	$16,685

7 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended July 31,
	2013	2012
Operating profit (loss):
FEI-NY	$1,176	$1,122
Gillam-FEI	56	(116)
FEI-Zyfer	(200)	140
Corporate	(69)	(65)
Consolidated operating profit	$963	$1,081

	July 31, 2013	April 30, 2013
Identifiable assets:
FEI-NY (approximately $3 million in China)	$60,218	$55,508
Gillam-FEI (all in Belgium or France)	18,720	18,071
FEI-Zyfer	11,167	10,418
less intersegment balances	(20,399)	(18,903)
Corporate	43,277	43,815
Consolidated identifiable assets	$112,983	$108,909

NOTE G – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets.

During the three months ended July 31, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $30,000 and $12,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $142,000 and $30,000, respectively.  At July 31, 2013 and April 30, 2013, accounts receivable included $121,000 and $144,000, respectively, due from Morion and $23,000 and $8,000, respectively, was payable to Morion.

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

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2013 and April 30, 2013 are as follows (in thousands):

	July 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,263	$196	$(40)	$9,419
Equity securities	6,529	1,026	(151)	7,404
	$15,792	$1,222	$(191)	$16,823

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

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2013
Fixed Income Securities	$443	$(40)	$-	$-	$443	$(40)
Equity Securities	1,915	(59)	358	(92)	2,273	(151)
	$2,358	$(99)	$358	$(92)	$2,716	$(191)

April 30, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	512	(68)	512	(68)
	$-	$-	$512	$(68)	$512	$(68)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2013 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2013 and 2012, the Company redeemed available-for-sale securities in the amounts of $1.0 million and $2.0 million, respectively, realizing no gain in either fiscal year.

Maturities of fixed income securities classified as available-for-sale at July 31, 2013 are as follows, at cost (in thousands):

Current	$2,504
Due after one year through five years	5,956
Due after five years through ten years	803
$9,263

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Test Indefinite-Lived Intangible Assets for Impairment.  Under the requirements of ASU 2012-02 an entity has the option to assess qualitative factors when testing indefinite-lived intangible assets annually to determine whether it is more likely than not that the asset is not impaired.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test or resume performing the qualitative assessment in any subsequent period.  If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company will adopt ASU 2012-02 for its fiscal year 2014 which began on May 1, 2013.  The Company is unable to determine the impact of such adoption until it performs the annual test for impairment in the fourth quarter of the current fiscal year.

In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Other Comprehensive Income.  The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for periods beginning after December 15, 2012.  The Company has adopted ASU 2013-02 but does not expect it to have a material effect on its financial statements.

NOTE J – CREDIT FACILITY

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  Proceeds from the Facility will be used for working capital and to finance acquisitions.  During the three-month period ended July 31, 2013, the Company borrowed an additional $2.0 million under the Facility.  The additional borrowings were used for working capital and to finance the acquisition of certain fixed assets.

The Company may make borrowings under the Facility from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended July 31, 2013, the Company met the required covenants.

NOTE K – INCOME TAXES

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the three months ended July 31, 2013 and 2012, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of July 31, 2013 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

*********************

11 of 21

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving, obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2014 and 2013 (which end on April 30, 2014 and 2013, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2013	2012
Net Revenues
FEI-NY	78.3%	71.0%
Gillam-FEI	16.0	11.4
FEI-Zyfer	11.8	20.1
Less intersegment revenues	(6.1)	(2.5)
	100.0	100.0
Cost of revenues	62.8	64.2
Gross margin	37.2	35.8
Selling and administrative expenses	21.1	20.9
Research and development expenses	10.4	8.4
Operating profit	5.7	6.5
Other income, net	0.6	0.7
Pretax income	6.3	7.2
Provision for income taxes	2.3	2.6
Net income	4.0%	4.6%

13 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Three months ended July 31,
	(in thousands)
			Change
Segment	2013	2012	$	%
FEI-NY	$13,174	$11,848	$1,326	11%
Gillam-FEI	2,695	1,908	787	41%
FEI-Zyfer	1,988	3,357	(1,369)	(41%)
Intersegment sales	(1,030)	(428)	(602)
	$16,827	$16,685	$142	1%

For the three months ended July 31, 2013, revenues from commercial and U.S. Government satellite programs accounted for more than 55% of consolidated revenues and increased by 16% over the same period of fiscal year 2013.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, also increased by 40% over the prior year and accounted for approximately one-fourth of consolidated fiscal year 2014 revenues.  Network infrastructure revenues in the fiscal year 2014 period, declined by approximately 40% from the same period of fiscal year 2013 and accounted for approximately 15% of consolidated revenues.  Such revenues are recorded in all three segments although the largest sales are recorded in the Gillam-FEI and FEI-Zyfer segments.  Gillam-FEI total revenues increased over the prior year primarily due to intersegment sales which are eliminated in consolidation.

For the three months ended July 31, 2012, revenues from commercial and U.S. Government satellite programs accounted for approximately 50% of consolidated revenues compared to approximately 40% for the same period of fiscal year 2012.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues in the U.S. Government/DOD non-space business area which are recorded in the FEI-NY (including FEI-Elcom sales) and FEI-Zyfer segments were lower in fiscal year 2013 and accounted for approximately 15% of consolidated revenues compared to 20% of revenues in the fiscal year 2012 period.  Network infrastructure revenues were lower in the FEI-NY and Gillam-FEI segments and accounted for approximately 25% of consolidated revenues in the three-month period ended July 31, 2012 compared to less than 30% in the fiscal year 2012 period.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, revenues for fiscal year 2014 are expected to grow.  Satellite payload revenues will remain the dominant portion of the Company’s business and represents the Company’s best growth opportunity.

Gross margin

	Three months ended July 31,
	(in thousands)
			Change
	2013	2012		$	%
	$6,266	$5,981	$285		5%
GM Rate	37.2%	35.8%

Gross margin for the three month period ended July 31, 2013, increased as a result of higher revenues particularly in the FEI-NY segment.  The gross margin rate in fiscal year 2014, while improved over the prior year, was reduced by unabsorbed overhead costs.  The gross margin rate is also impacted by product mix.

Fiscal year 2013 gross margin was impacted by lower revenues at both Gillam-FEI and FEI-Zyfer.  The gross margin rate was reduced by the effect of FEI-Elcom as well as a higher percentage of lower margin network infrastructure product sales.  The fiscal year 2013 first quarter revenues recognized by FEI-Elcom were insufficient to fully cover its production costs such that the consolidated gross margin rate was reduced by approximately 2%.

14 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The gross margin rates recorded in the fiscal year 2014 and 2013 periods were less than the Company’s targeted rate of 40%.  As satellite payload sales volume increases and as the product mix changes, the Company anticipates that its gross margin rates for the remainder of fiscal year 2014 will reach or exceed its target rate.

Selling and administrative expenses

Three months ended July 31,
(in thousands)
		Change
2013	2012	$	%
$3,560	$3,485	$75	2%

For both of the three-month periods ended July 31, 2013 and 2012, selling and administrative expenses were approximately 21% of consolidated revenues.  The increase in expenses in the fiscal year 2014 quarter compared to the same period of fiscal year 2013 is due to increased stock-based compensation and deferred compensation expenses as well as greater professional fees.  For the remainder of fiscal year 2014, the Company expects selling and administrative expenses to be incurred at approximately the same rate and approximate the Company’s target of 20% of revenues or less.

Research and development expense

Three months ended July 31,
(in thousands)
		Change
2013	2012	$	%
$1,743	$1,415	$328	23%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the three-month periods ended July 31, 2013 and 2012, was approximately 10% and 8% of revenues, respectively.  In the fiscal year 2014 period, the Company accelerated its development of new satellite payload microwave receivers/converters from DC to Ka band.  Such products are anticipated to be ready for customer evaluation and new contract awards by the third quarter of fiscal year 2014.  In the fiscal year 2013 period, the quarter-to-quarter increase in spending is due primarily to product development expenditures at FEI-Elcom of approximately $300,000.  R&D spending in fiscal year 2014, in addition to the development of new satellite payload products, will also include development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product redesign and process improvements to enhance product manufacturability and reduce production costs.

In addition to internal research and development efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2014, the Company is targeting to spend under 10% of revenues on internal research and development projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Three months ended July 31,
(in thousands)
		Change
2013	2012	$	%
$963	$1,081	$(118)	(11%)

Higher revenues and increased gross margin in fiscal year 2014 compared to the same period of fiscal year 2013 was offset primarily by increased spending on internal research and development activities.  This led to the 11% reduction in operating profit for the period ended July 31, 2013.  As a percentage of revenue, fiscal year 2014 operating profit was 5.7% of revenues compared to 6.5% of revenues last year.

15 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The late fiscal year 2012 addition of FEI-Elcom reduced consolidated operating results for the first quarter of fiscal year 2013.  Revenues increased but were offset by higher operating expenses resulting in lower consolidated operating profit in fiscal year 2013 than in fiscal year 2012.

The Company anticipates that for the full fiscal year 2014, it will generate an operating profit that exceeds that of fiscal year 2013.

Other income (expense)

	Three months ended July 31,
	(in thousands)
			Change
	2013	2012	$	%
Investment income	$143	$167	$(24)	(14%)
Interest expense	(59)	(56)	(3)	(5%)
Other income (expenses), net	9	6	3	50%
	$93	$117	$(24)	(21%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the three months ended July 31, 2013, as a result of certain bond redemptions over the preceding quarters, the Company held more low earning cash equivalents than investments earning a higher return in the year-ago period.  During the three months ended July 31, 2012, investments were held in higher yielding marketable securities than those held in the prior fiscal year.  No investment gains or losses were recorded in either the fiscal year 2014 or 2013 periods.

The increase in interest expense for the three months ended July 31, 2013 compared to the same period of fiscal year 2013 is due to increased borrowings under the Company’s new credit facility from a bank.  During the fiscal year 2014 quarter, the Company refinanced the $6 million used to acquire FEI-Elcom during fiscal year 2012 and increased its borrowings by an additional $3.2 million for working capital and capital equipment acquisitions.

Other income in the fiscal year 2014 and 2013 periods consisted of insignificant non-operating expenses.

Income tax provision

Three months ended July 31,
(in thousands)
		Change
2013	2012	$	%
$380	$430	$(50)	(12%)

The provision for income taxes for the three months ended July 31, 2013 decreased from the same period of fiscal year 2013 due to the 12% decrease in pretax income as well as a reduced effective tax rate.  The effective tax rate in fiscal year 2014 is expected to be in the range of 30% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.

The provision for income taxes for the three months ended July 31, 2012 decreased from the same period of fiscal year 2012 due to the 40% decrease in pretax income.  As of July 31, 2013 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries that are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits and the Domestic Production Activity credit in the United States to lower its tax rate.  As of April 30, 2013, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $2.7 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $6.6 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 19 years.

16 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net income

Three months ended July 31,
(in thousands)
		Change
2013	2012	$	%
$676	$768	$(92)	(12%)

As detailed above, for the three months ended July 31, 2013, higher revenues and increased gross margin were offset by higher research and development expenses, reducing net income for the quarter as compared to the prior year period.  Based on recent bookings and its backlog, the Company expects to record higher consolidated revenue and to realize improved gross margins and operating profits over the remainder of fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $74.7 million at July 31, 2013, compared to working capital of $71.7 million at April 30, 2013.  Included in working capital at July 31, 2013 is $21.0 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2013 is 8.9 to 1.

For the three months ended July 31, 2013, the Company used cash from operations in the amount of $2.2 million compared to the use of cash from operating activities of $402,000 in the comparable fiscal year 2013 period.  The reduced cash flow in the fiscal year 2014 period resulted primarily from increased accounts receivables and increased inventory.  For both of the three-month periods ended July 31, 2013 and 2012, the Company incurred approximately $1.3 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2014, the Company expects to generate positive cash flow from operating activities.

Net cash use in investing activities for the three months ended July 31, 2013, was $495,000 compared to $951,000 provided by such activity for the same period of fiscal year 2013.  During the fiscal year 2014 period, marketable securities were redeemed in the amount of $1.0 million compared to $2.0 million of such redemptions during the fiscal year 2013 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended July 31, 2013 and 2012 in the amount of $39,000 and $717,000, respectively.  In the fiscal quarters ended July 31, 2013 and 2012, the Company acquired property, plant and equipment in the amount of approximately $1.5 million and $332,000, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $2.5 million and $3.0 million on capital equipment during fiscal year 2014.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the three months ended July 31, 2013 was $3.3 million compared to $87,000 used in financing during the fiscal year 2013 period.  During the fiscal year 2014 period, the Company borrowed $3.2 million under its new credit facility with a bank.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  During the fiscal year 2014 and 2013 periods, the Company made payments of $10,000 and $107,000, respectively, against capital lease obligations.  In addition, during the three months ended July 31, 2012, cash of $20,000 was received upon exercise of employee stock options.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2013, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

17 of 21

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

As of July 31, 2013, the Company's consolidated backlog is approximately $56 million compared to $51 million at April 30, 2013, the end of fiscal year 2013.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2013 is approximately $2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and willadd to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least July 31, 2014.

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

18 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013.  In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of July 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

19 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

PART II. OTHER INFORMATION

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
101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 16, 2013                                                                                   BY   /s/   Alan Miller
 Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

21 of 21