Form 10-Q
period 2013-10-31
FREQUENCY ELECTRONICS INC
filed 2013-12-16
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 9, 2013 – 8,531,017

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2013	2013
	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$5,062	$3,460
Marketable securities	15,879	18,270
Accounts receivable, net of allowance for doubtful accounts of $298 at October 31, 2013 and $288 at April 30, 2013	11,318	7,781
Costs and estimated earnings in excess of billings, net	5,418	8,617
Inventories	40,667	37,521
Deferred income taxes	3,450	3,170
Prepaid expenses and other	2,202	2,197
Total current assets	83,996	81,016
Property, plant and equipment, at cost, less accumulated depreciation and amortization	9,998	8,316
Deferred income taxes	6,479	6,320
Goodwill and other intangible assets	735	781
Cash surrender value of life insurance and cash held in trust	11,063	10,763
Other assets	1,737	1,713
Total assets	$114,008	$108,909
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$-	$158
Accounts payable - trade	1,406	1,205
Accrued liabilities	5,399	7,964
Total current liabilities	6,805	9,327
Long term debt- noncurrent	10,100	6,000
Deferred compensation	10,520	10,374
Deferred rent and other liabilities	727	756
Total liabilities	28,152	26,457
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	52,585	51,913
Retained earnings	22,729	20,662
	84,478	81,739
Common stock reacquired and held in treasury - at cost (635 shares at October 31, 2013 and 701 shares at April 30, 2013)	(2,903)	(3,200)
Accumulated other comprehensive income	4,281	3,913
Total stockholders' equity	85,856	82,452
Total liabilities and stockholders' equity	$114,008	$108,909

See accompanying notes to condensed consolidated financial statements.

3 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended October 31,
(Unaudited)

	2013	2012
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$33,834	$34,254
Cost of revenues	21,336	21,541
Gross margin	12,498	12,713
Selling and administrative expenses	7,045	6,996
Research and development expense	3,226	2,618
Operating profit	2,227	3,099

Other income (expense):
Investment income	351	319
Interest expense	(95)	(103)
Other income (expense), net	734	(6)
Income before provision for income taxes	3,217	3,309
Provision for income taxes	1,150	1,100
Net income	$2,067	$2,209

Net income per common share
Basic	$0.24	$0.26
Diluted	$0.24	$0.26

Weighted average shares outstanding
Basic	8,505	8,390
Diluted	8,780	8,574

Condensed Consolidated Statements of Comprehensive Income
Net income	$2,067	$2,209
Other comprehensive income :
Foreign currency translation adjustment	818	(145)
Change in market value of marketable securities	(730)	369
Deferred tax effect of change in marketable securities	280	(134)
Total other comprehensive income	368	90
Comprehensive income	$2,435	$2,299

See accompanying notes to condensed consolidated financial statements.

4 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended October 31,
(Unaudited)

	2013	2012
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$17,007	$17,569
Cost of revenues	10,775	10,837
Gross margin	6,232	6,732

Selling and administrative expenses	3,485	3,511
Research and development expense	1,483	1,203
Operating profit	1,264	2,018
Other income (expense):
Investment income	208	152
Interest expense	(36)	(47)
Other income (expense), net	725	(12)
Income before provision for income taxes	2,161	2,111
Provision for income taxes	770	670
Net income	$1,391	$1,441

Net income per common share
Basic	$0.16	$0.17
Diluted	$0.16	$0.17

Weighted average shares outstanding
Basic	8,520	8,402
Diluted	8,822	8,603

Condensed Consolidated Statements of Comprehensive Income
Net income	$1,391	$1,441
Other comprehensive income:
Foreign currency translation adjustment	976	449
Change in market value of marketable securities	(266)	42
Deferred tax effect of change in marketable securities	91	(15)
Total other comprehensive income	801	476
Comprehensive income	$2,192	$1,917

See accompanying notes to condensed consolidated financial statements.

5 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31,
(Unaudited)

	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$2,067	$2,209
Non-cash charges to earnings	2,800	2,611
Gain on sale of equipment	(736)	-
Net changes in operating assets and liabilities	(6,634)	(5,801)
Net cash used in operating activities	(2,503)	(981)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,767	2,006
Purchase of marketable securities	(67)	(947)
Purchase of fixed assets and other assets	(2,786)	(612)
Net cash (used in) provided by investing activities	(1,086)	447

Cash flows from financing activities:
Proceeds from credit line borrowings	4,100	4,000
Payment of short-term credit obligations	-	(1,500)
Tax benefit from exercise of stock-based compensation	157	-
Proceeds from exercise of stock options	-	20
Payment of lease obligations	(15)	(231)
Net cash provided by financing activities	4,242	2,289

Net increase in cash and cash equivalents before effect of exchange rate changes	653	1,755

Effect of exchange rate changes on cash and cash equivalents	949	441

Net increase in cash and cash equivalents	1,602	2,196

Cash and cash equivalents at beginning of period	3,460	4,782

Cash and cash equivalents at end of period	$5,062	$6,978

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$87	$94
Income Taxes	$1,260	$1,275

See accompanying notes to condensed consolidated financial statements.

6 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2013 and the results of its operations and cash flows for the six and three months ended October 31, 2013 and 2012.  The April 30, 2013 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2013.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2013	2012	2013	2012
Weighted average shares outstanding:
Basic	8,504,810	8,389,942	8,519,718	8,401,636
Effect of dilutive securities	275,578	183,594	302,061	201,385
Diluted	8,780,388	8,573,536	8,821,779	8,603,021

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were

	Six months		Three months
	Periods ended October 31,
	2013	2012	2013	2012
Outstanding options and SARS excluded	290,375	733,375	272,375	733,375

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2013 and April 30, 2013, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2013	April 30, 2013
	(In thousands)
Costs and estimated earnings in excess of billings	$9,331	$10,228
Billings in excess of costs and estimated earnings	(3,913)	(1,611)
Net asset	$5,418	$8,617

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2013, revenue recognized under percentage of completion contracts was approximately $19.5 million and $9.8 million, respectively.  During the six and three months ended October 31, 2012, such revenue was approximately $17.0 million and $8.4 million, respectively.

7 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2013, the Company made a contribution of 22,291 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 43,572 shares from treasury upon the exercise of stock options and SARs by certain officers and employees of the Company.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2013	April 30, 2013
	(In thousands)

Raw Materials and Component Parts	$23,617	$21,066
Work in Progress	13,805	13,665
Finished Goods	3,245	2,790
	$40,667	$37,521

As of October 31, 2013 and April 30, 2013, approximately $32.1 million and $29.9 million, respectively, of total inventory is located in the United States, approximately $7.8 million and $6.9 million, respectively, is located in Belgium and $0.7 million and $0.7 million, respectively, is located in China.

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

8 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2013	2012	2013	2012
Revenues:
FEI-NY	$26,039	$24,135	$12,865	$12,287
Gillam-FEI	4,568	4,518	1,873	2,610
FEI-Zyfer	4,352	6,688	2,363	3,331
less intersegment revenues	(1,125)	(1,087)	(94)	(659)
Consolidated revenues	$33,834	$34,254	$17,007	$17,569

	Six months		Three months
	Periods ended October 31,
	2013	2012	2013	2012
Operating profit (loss):
FEI-NY	$2,740	$2,973	$1,564	$1,851
Gillam-FEI	(36)	24	(92)	140
FEI-Zyfer	(275)	297	(76)	157
Corporate	(202)	(195)	(132)	(130)
Consolidated operating profit	$2,227	$3,099	$1,264	$2,018

	October 31, 2013	April 30, 2013
Identifiable assets:
FEI-NY (approximately $3 million in China)	$58,972	$55,508
Gillam-FEI (all in Belgium or France)	18,874	18,071
FEI-Zyfer	10,934	10,418
less intersegment balances	(19,016)	(18,903)
Corporate	44,244	43,815
Consolidated identifiable assets	$114,008	$108,909

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

During the six months ended October 31, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $98,000 and $18,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $652,000 and $96,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended October 31, 2013 and 2012, the Company acquired product from Morion in the aggregate amount of approximately $68,000 and $6,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $510,000 and $66,000, respectively.  At October 31, 2013, approximately $11,000 was payable to Morion and accounts receivable from Morion was approximately $343,000, including $225,000 for the equipment, component parts and training activities under the license agreement described below.

9 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the six and three-month periods ended October 31, 2013, the Company recorded revenues of $400,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue is included in these revenues and gain.  Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2013 and April 30, 2013 are as follows (in thousands):

	October 31, 2013
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,935	$161	$(36)	$9,060
Equity securities	6,179	949	(309)	6,819
	$15,114	$1,110	$(345)	$15,879

	April 30, 2013
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,285	$297	$0	$10,582
Equity securities	6,490	1,266	(68)	7,688
	$16,775	$1,563	$(68)	$18,270

10 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2013
Fixed Income Securities	$446	$(36)	$-	$-	$446	$(36)
Equity Securities	1,464	(86)	357	(223)	1,821	(309)
	$1,910	$(122)	$357	$(223)	$2,267	$(345)
April 30, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	512	(68)	512	(68)
	$-	$-	$512	$(68)	$512	$(68)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2013 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2013 and 2012, the Company sold or redeemed available-for-sale securities in the amounts of $1.8 million and $2.0 million, respectively, realizing a gain of approximately $74,000 in the fiscal year 2014 period and no gain in the fiscal year 2013 period.

Maturities of fixed income securities classified as available-for-sale at October 31, 2013 are as follows, at cost (in thousands):

Current	$4,009
Due after one year through five years	4,124
Due after five years through ten years	802
$8,935

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

NOTE J – CREDIT FACILITY

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  Proceeds from the Facility will be used for working capital and to finance acquisitions.  During the six-month period ended October 31, 2013, the Company borrowed an additional $2.9 million under the Facility.  The additional borrowings were used for working capital and to finance the acquisition of certain fixed assets.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and, if there are any borrowings under Tranche B, an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended October 31, 2013, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – INCOME TAXES

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the six and three months ended October 31, 2013 and 2012, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of October 31, 2013 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

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

14 of 24

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

Foreign Operations and Foreign Currency Adjustments

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

15 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2014 and 2013 (which end on April 30, 2014 and 2013, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2013	2012	2013	2012
Revenues
FEI-NY	76.9%	70.5%	75.6%	69.9%
Gillam-FEI	13.5	13.2	11.0	14.9
FEI-Zyfer	12.9	19.5	13.9	19.0
Less intersegment revenues	(3.3)	(3.2)	(0.5)	(3.8)
	100.0	100.0	100.0	100.0
Cost of revenues	63.1	62.9	63.4	61.7
Gross margin	36.9	37.1	36.6	38.3
Selling and administrative expenses	20.8	20.4	20.5	20.0
Research and development expenses	9.5	7.6	8.7	6.8
Operating profit	6.6	9.1	7.4	11.5
Other income, net	2.9	0.6	5.3	0.5
Pretax income	9.5	9.7	12.7	12.0
Provision for income taxes	3.4	3.2	4.5	3.8
Net income	6.1%	6.5%	8.2%	8.2%

Revenues
	Six months				Three months
	Periods ended October 31,
Segment	2013	2012	Change		2013	2012	Change
FEI-NY	$26,039	$24,135	$1,904	8%	$12,865	$12,287	$578	5%
Gillam-FEI	4,568	4,518	50	1%	1,873	2,610	(737)	(28%)
FEI-Zyfer	4,352	6,688	(2,336)	(35%)	2,363	3,331	(968)	(29%)
Intersegment revenues	(1,125)	(1,087)	(38)		(94)	(659)	565
	$33,834	$34,254	$(420)	(1%)	$17,007	$17,569	$(562)	(3%)

For the six and three months ended October 31, 2013, revenues from commercial and U.S. Government satellite programs accounted for more than 55% of consolidated revenues and increased by approximately 20% over the same periods of fiscal year 2013.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of fiscal year 2014 consolidated revenues.  Such revenues decreased by 10% and 36%, respectively, from the same periods of fiscal year 2013.  Total revenues from U.S. Government satellite contracts and non-space programs approached 60% of consolidated revenues for the six months ended October 31, 2013 and were approximately 55% of revenues for the three-month period then ended.  Network infrastructure revenues in the fiscal year 2014 periods accounted for approximately 15% of consolidated revenues and declined by approximately 20% and 30%, respectively, from the same periods of fiscal year 2013.  Network infrastructure revenues are recorded in all three segments although the largest network infrastructure sales volume is recorded in the Gillam-FEI and FEI-Zyfer segments and accounted for most of the year-over-year decline in FEI-Zyfer’s revenues.  For the three-month period ended October 31, 2013, Gillam-FEI revenues decreased over the prior year primarily due to lower intersegment sales which are eliminated in consolidation.

16 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the six and three months ended October 31, 2012, FEI-NY revenues from commercial and U.S. Government satellite programs increased 10% over the prior year.  Revenues from these programs accounted for just under 50% of consolidated sales, approximately the same ratio as the same six-month period of fiscal year 2012.  Revenues on these long-term contracts are recognized primarily under the percentage of completion method.  Sales from the U.S. Government/DOD business area, which accounted for more than 20% of consolidated revenues, increased almost 20% over fiscal year 2012 revenues due primarily to the FEI-Elcom acquisition.  Between sales from FEI-NY (including FEI-Elcom) and FEI-Zyfer, total revenues from U.S. Government satellite and non-space programs exceeded 50% for the six months ended October 31, 2012 and neared 60% for the three month period then ended.  Network infrastructure sales, which are recorded in all three segments, grew approximately 15% year over year and accounted for approximately 20% of consolidated revenues, similar to the prior fiscal year.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, revenues for fiscal year 2014 are expected to remain at approximately the same level as the prior year.  Satellite payload revenues will continue to be the dominant portion of the Company’s business and represents the Company’s best growth opportunity.

Gross margin

	Six months				Three months
	Periods ended October 31,
	2013	2012	Change		2013	2012	Change
	$12,498	$12,713	$(215)	(2%)	$6,232	$6,732	$(500)	(7%)

GM Rate	36.9%	37.1%			36.6%	38.3%

Gross margin for the six and three month periods ended October 31, 2013, decreased due to lower revenues and lower gross margin rates.  The gross margin rate is impacted by product mix as well as by unabsorbed overhead costs during fiscal year 2014.

Fiscal year 2013 gross margin increased over the prior fiscal year due to higher consolidated revenues.  The fiscal year 2013 gross margin rate was reduced from the fiscal year 2012 rates due to the effect of low sales volume and higher costs incurred on certain customer-funded nonrecurring engineering projects at FEI-Elcom whose results of operations are included in the FEI-NY segment.

The gross margin rates recorded in the fiscal year 2014 and 2013 periods were less than the Company’s targeted rate of 40%.  As satellite payload sales volume increases and as the product mix changes, the Company anticipates that its gross margin rates for the remainder of fiscal year 2014 will approach its target rate.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2013	2012	Change		2013	2012	Change
$7,045	$6,996	$49	1%	$3,485	$3,511	$(26)	(1%)

For the six and three-month periods ended October 31, 2013 and 2012, selling and administrative expenses varied from 20% to 21% of consolidated revenues which approximates the Company’s target for such expenditures.  The fluctuation in expenses in the fiscal year 2014 periods compared to the same periods of fiscal year 2013 is due to primarily to variations in stock-based compensation and accruals for incentive compensation plans.  For the remainder of fiscal year 2014, the Company expects selling and administrative expenses to be incurred at approximately the same rate.

17 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Six months				Three months
Periods ended October 31,
2013	2012	Change		2013	2012	Change
$3,226	$2,618	$608	23%	$1,483	$1,203	$280	23%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the six and three-month periods ended October 31, 2013, was approximately 10% and 9% of consolidated revenues, respectively, compared to 8% and 7% for the same periods of the prior fiscal year.  In the fiscal year 2014 periods, the Company accelerated its development of new satellite payload microwave receivers/converters from DC to Ka band.  Such products are anticipated to be ready for customer evaluation and new contract awards by the third quarter of fiscal year 2014.  In the fiscal year 2013 periods, increased R&D spending is due primarily to product development expenditures at FEI-Elcom to improve its own product line.

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

In addition to internal R&D efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.

Operating profit

Six months				Three months
Periods ended October 31,
2013	2012	Change		2013	2012	Change
$2,227	$3,099	$(872)	(28%)	$1,264	$2,018	$(754)	(37%)

Accelerated R&D spending in the fiscal year 2014 periods along with flat revenues and decreased gross margin rates as compared to the same periods of fiscal year 2013 resulted in reduced operating profit for the six and three months ended October 31, 2013.  Fiscal year 2014’s six- and three-month operating profit was 6.6% and 7.4%, respectively, of consolidated revenues compared to 9.1% and 11.5%, respectively, of consolidated revenues in the same periods of the prior year.

The late fiscal year 2012 addition of FEI-Elcom reduced consolidated operating results for the first half of fiscal year 2013.  Revenues increased but were offset by higher operating expenses resulting in lower consolidated operating profit in fiscal year 2013 than in fiscal year 2012.

The Company anticipates that for the full fiscal year 2014, it will generate an operating profit that exceeds that of fiscal year 2013.

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2013	2012	Change		2013	2012	Change
Investment income	$351	$319	$32	10%	$208	$152	$56	37%
Interest expense	(95)	(103)	8	(8%)	(36)	(47)	11	(23%)
Other income (expense), net	734	(6)	740	NM	725	(12)	737	NM
	$990	$210	$780	371%	$897	$93	$804	865%

18 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the fiscal year 2014 periods, the Company recorded a gain of approximately $74,000 on the sale of certain marketable securities.  No investment gains or losses were recorded in the fiscal year 2013 periods.  During the six and three months ended October 31, 2013, as a result of certain bond redemptions over the preceding quarters, the Company held more low earning cash equivalents than investments earning a higher return in the year-ago period.  During the six and three months ended October 31, 2012, investments were held in higher yielding marketable securities than those held during the same periods ended October 31, 2011.

The decrease in interest expense for the six and three months ended October 31, 2013 compared to the same periods of fiscal year 2013 is due to the lower interest rate under the Company’s new credit facility from a bank.  During the fiscal year 2014 periods, the Company refinanced the $6 million used to acquire FEI-Elcom during fiscal year 2012 and increased its borrowings by an additional $4.1 million for working capital and capital equipment acquisitions.

Other income in the fiscal year 2014 periods consists primarily of a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (See Note G to the accompanying condensed financial statements.)  During the fiscal year 2013 periods, other income consisted of insignificant non-operating expenses.

Income tax provision

	Six months				Three months
	Periods ended October 31,
	2013	2012	Change		2013	2012	Change
	$1,150	$1,100	$50	5%	$770	$670	$100	15%

Effective tax rate on pre-tax book income:	35.7%	33.3%			35.6%	31.8%

The provision for income taxes for the six and three months ended October 31, 2013 increased over the same periods of fiscal year 2013 due to the estimated increased effective tax rate.  For the full year, the effective tax rate in fiscal year 2014 is expected to be in the range of 30% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries for which no net tax provision or benefit is recognized.  As of October 31, 2013 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million.

The provision for income taxes for the six and three months ended October 31, 2012 decreased from the same periods of fiscal year 2012 due to decreased pretax income and reduced effective tax rate.

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

Net income

Six months				Three months
Periods ended October 31,
2013	2012	Change		2013	2012	Change
$2,067	$2,209	$(142)	(6%)	$1,391	$1,441	$(50)	(3%)

19 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As discussed above, accelerated research and development expenses and reduced gross margins based on flat sales and higher costs, reduced net income for the six and three months ended October 31, 2013 as compared to the same periods of the prior year.  Based on recent bookings and its backlog, the Company expects continued growth in satellite revenues and increased profitability over that of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $77.2 million at October 31, 2013, compared to working capital of $71.7 million at April 30, 2013.  Included in working capital at October 31, 2013 is $20.9 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2013 is 12.3 to 1.

For the six months ended October 31, 2013, the Company used cash from operations in the amount of $2.5 million compared to the use of cash from operating activities of $981,000 in the comparable fiscal year 2013 period.  The reduced cash flow in the fiscal year 2014 period resulted primarily from increased accounts receivables and increased inventory.  For the six-month periods ended October 31, 2013 and 2012, the Company incurred approximately $2.8 million and $2.6 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  Net income in fiscal year 2014 also included a $736,000 gain on the sale of equipment and such gain is excluded from operating cash flow.  For the balance of fiscal year 2014, as receivables are billed and collected and the pace of purchases of inventory slows, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the six months ended October 31, 2013, was $1.1 million compared to $447,000 provided by such activity for the same period of fiscal year 2013.  During the fiscal year 2014 period, marketable securities were sold or redeemed in the amount of $1.8 million compared to $2.0 million of such redemptions during the fiscal year 2013 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended October 31, 2013 and 2012 in the amount of $67,000 and $947,000, respectively.  In the fiscal periods ended October 31, 2013 and 2012, the Company acquired property, plant and equipment in the amount of approximately $2.8 million and $612,000, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $3.5 million and $4.0 million on capital equipment during fiscal year 2014.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the six months ended October 31, 2013 and 2012 was $4.2 million and $2.3 million, respectively.  During the fiscal year 2014 period, the Company borrowed $4.1 million under its new credit facility with a bank.  In the fiscal year 2013 period, the Company borrowed $4.0 million under a previous line of credit with a financial institution and also repaid $1.5 million of such borrowings.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  During the fiscal year 2014 and 2013 periods, the Company made payments of $15,000 and $231,000, respectively, against capital lease obligations.  In addition, during the six months ended October 31, 2012, cash of $20,000 was received upon exercise of employee stock options.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2013, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

20 of 24

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

As of October 31, 2013, the Company's consolidated backlog is approximately $57 million compared to $51 million at April 30, 2013, the end of fiscal year 2013.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2013 is approximately $3 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion which, at October 31, 2013, was approximately $20 million.  The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least October 31, 2014.

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

21 of 24

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

22 of 24

PART II. OTHER INFORMATION
Item 6.   Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: December 16, 2013	By:	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer Signing on behalf of the registrant and as principal financial officer

24 of 24