Form 10-Q
period 2014-01-31
FREQUENCY ELECTRONICS INC
filed 2014-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 10, 2014 – 8,552,456

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2014	2013
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$8,561	$3,460
Marketable securities	14,071	18,270
Accounts receivable, net of allowance for doubtful accounts of $326 at January 31, 2014 and $288 at April 30, 2013	12,124	7,781
Costs and estimated earnings in excess of billings, net	3,857	8,617
Inventories	42,076	37,521
Prepaid and deferred income taxes	4,036	3,850
Prepaid expenses and other	1,335	1,517
Total current assets	86,060	81,016
Property, plant and equipment, at cost, less accumulated depreciation and amortization	10,193	8,316
Deferred income taxes	6,479	6,320
Goodwill and other intangible assets	712	781
Cash surrender value of life insurance and cash held in trust	11,213	10,763
Other assets	1,718	1,713
Total assets	$116,375	$108,909
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$-	$158
Accounts payable - trade	940	1,205
Accrued liabilities	6,604	7,964
Total current liabilities	7,544	9,327
Long term debt- noncurrent	10,100	6,000
Deferred compensation	10,592	10,374
Deferred rent and other liabilities	717	756
Total liabilities	28,953	26,457
Commitments and contingencies
Stockholders' equity:
Preferred stock- $1.00 par value	-	-
Common stock-$1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	52,916	51,913
Retained earnings	23,947	20,662
	86,027	81,739
Common stock reacquired and held in treasury – at cost (614 shares at January 31, 2014 and 701 shares at April 30, 2013)	(2,810)	(3,200)
Accumulated other comprehensive income	4,205	3,913
Total stockholders' equity	87,422	82,452
Total liabilities and stockholders' equity	$116,375	$108,909

See accompanying notes to condensed consolidated financial statements.

3 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended January 31,
(Unaudited)

Condensed Consolidated Statements of Income	2014	2013
	(In thousands except per share data)

Revenues	$52,052	$51,391
Cost of revenues	33,443	31,928
Gross margin	18,609	19,463
Selling and administrative expenses	10,534	10,883
Research and development expense	4,589	3,731
Operating profit	3,486	4,849

Other income (expense):
Investment income	775	509
Interest expense	(120)	(156)
Other income (expense), net	714	(73)
Income before provision for income taxes	4,855	5,129
Provision for income taxes	1,570	1,400
Net income	$3,285	$3,729

Net income per common share
Basic	$0.39	$0.44
Diluted	$0.37	$0.43

Weighted average shares outstanding
Basic	8,516	8,401
Diluted	8,806	8,584

Condensed Consolidated Statements of Comprehensive Income
Net income	$3,285	$3,729
Other comprehensive income:
Foreign currency translation adjustment	990	46
Change in market value of marketable securities	(1,104)	282
Deferred tax effect of change in marketable securities	406	(103)
Total other comprehensive income	292	225
Comprehensive income	$3,577	$3,954

See accompanying notes to condensed consolidated financial statements.

4 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended January 31,
(Unaudited)

Condensed Consolidated Statements of Income	2014	2013
	(In thousands except per share data)

Revenues	$18,218	$17,137
Cost of revenues	12,107	10,387
Gross margin	6,111	6,750

Selling and administrative expenses	3,488	3,887
Research and development expense	1,363	1,113
Operating profit	1,260	1,750

Other income (expense):
Investment income	425	190
Interest expense	(25)	(53)
Other expense, net	(22)	(67)
Income before provision for income taxes	1,638	1,820
Provision for income taxes	420	300
Net income	$1,218	$1,520

Net income per common share
Basic	$0.14	$0.18
Diluted	$0.14	$0.18

Weighted average shares outstanding
Basic	8,537	8,424
Diluted	8,857	8,604

Condensed Consolidated Statements of Comprehensive Income
Net income	$1,218	$1,520
Other comprehensive (loss) income:
Foreign currency translation adjustment	172	191
Change in market value of marketable securities	(374)	(87)
Deferred tax effect of change in marketable securities	126	31
Total other comprehensive (loss) income	(76)	135
Comprehensive income	$1,142	$1,655

See accompanying notes to condensed consolidated financial statements.

5 of 22

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31,
(Unaudited)

	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$3,285	$3,729
Non-cash charges to earnings, net	3,779	3,843
Gain on sale of equipment	(736)	-
Net changes in operating assets and liabilities	(5,634)	(4,347)
Net cash provided by operating activities	694	3,225

Cash flows from investing activities:
Proceeds from sale of marketable securities	4,993	2,509
Purchase of marketable securities	(1,602)	(1,004)
Purchase of fixed assets	(3,560)	(1,608)
Net cash used in investing activities	(169)	(103)

Cash flows from financing activities:
Proceeds from credit line borrowings	4,100	4,000
Payment of lease and short-term credit obligations	(15)	(5,311)
Payment of cash dividend	-	(1,684)
Tax benefit from exercise of stock-base compensation	222	-
Exercise of stock options	-	20
Net cash provided by (used in) financing activities	4,307	(2,975)

Net increase in cash and cash equivalents before effect of exchange rate changes	4,832	147

Effect of exchange rate changes on cash and cash equivalents	269	293

Net increase in cash and cash equivalents	5,101	440

Cash and cash equivalents at beginning of period	3,460	4,782

Cash and cash equivalents at end of period	$8,561	$5,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121	$147
Income Taxes	$1,296	$1,889

See accompanying notes to condensed consolidated financial statements.

6 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2014 and the results of its operations and cash flows for the nine and three months ended January 31, 2014 and 2013.  The April 30, 2013 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2013.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2014	2013	2014	2013
Weighted average shares outstanding:
Basic	8,515,638	8,401,348	8,537,294	8,424,162
Effect of dilutive securities	290,324	182,268	319,904	179,612
Diluted	8,805,962	8,583,616	8,857,198	8,603,774

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Nine months		Three months
	Periods ended January 31,
	2014	2013	2014	2013
Outstanding options and SARS excluded	276,875	942,375	210,000	942,375

NOTE C - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2014 and April 30, 2013, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2014	April 30, 2013
	(In thousands)
Costs and estimated earnings in excess of billings	$7,002	$10,228
Billings in excess of costs and estimated earnings	(3,145)	(1,611)
Net asset	$3,857	$8,617

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2014, revenue recognized under percentage of completion contracts was approximately $30.2 million and $10.8 million, respectively.  During the nine and three months ended January 31, 2013, such revenue was approximately $25.9 million and $8.9 million, respectively.

7 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D - TREASURY STOCK TRANSACTIONS

During the nine month period ended January 31, 2014, the Company made a contribution of 29,735 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 56,763 shares from treasury upon the exercise of stock options and SARs by certain officers and employees of the Company.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2014	April 30, 2013
	(In thousands)

Raw Materials and Component Parts	$25,546	$21,066
Work in Progress	13,469	13,665
Finished Goods	3,061	2,790
	$42,076	$37,521

As of January 31, 2014 and April 30, 2013, approximately $33.4 million and $29.9 million, respectively, of total inventory is located in the United States, approximately $8.0 million and $6.9 million, respectively, is located in Belgium and $0.7 million and $0.7 million, respectively, is located in China.

NOTE F - SEGMENT INFORMATION

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2014	2013	2014	2013
Revenues:
FEI-NY	$40,309	$38,211	$14,270	$14,076
Gillam-FEI	6,990	6,431	2,422	1,913
FEI-Zyfer	5,976	8,742	1,624	2,054
less intersegment revenues	(1,223)	(1,993)	(98)	(906)
Consolidated revenues	$52,052	$51,391	$18,218	$17,137

Operating profit (loss):
FEI-NY	$4,782	$5,178	$2,042	$2,205
Gillam-FEI	(244)	(129)	(208)	(153)
FEI-Zyfer	(652)	135	(377)	(162)
Corporate	(400)	(335)	(197)	(140)
Consolidated operating profit	$3,486	$4,849	$1,260	$1,750

Identifiable assets:	January 31, 2014	April 30, 2013
FEI-NY (approximately $3 million in China)	$60,325	$55,508
Gillam-FEI (all in Belgium or France)	19,586	18,071
FEI-Zyfer	10,274	10,418
less intersegment balances	(18,592)	(18,903)
Corporate	44,782	43,815
Consolidated identifiable assets	$116,375	$108,909

NOTE G - INVESTMENT IN MORION, INC.

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

During the nine months ended January 31, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $177,000 and $42,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $808,000 and $200,000, respectively. (Includes revenues recognized under the license agreement discussed in the paragraph below.)  During the three months ended January 31, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $79,000 and $23,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $156,000 and $103,000, respectively.  At January 31, 2014, approximately $4,000 was payable to Morion and accounts receivable from Morion was approximately $152,000.

9 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the nine-month period ended January 31, 2014, the Company recorded revenues of $400,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue is included in these revenues and gain.  Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2014 and April 30, 2013 are as follows (in thousands):

	January 31, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$7,917	$135	$(39)	$8,013
Equity securities	5,763	604	(309)	6,058
	$13,680	$739	$(348)	$14,071

	April 30, 2013
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,285	$297	$0	$10,582
Equity securities	6,490	1,266	(68)	7,688
	$16,775	$1,563	$(68)	$18,270

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2014
Fixed Income Securities	$442	$(39)	$-	$-	$442	$(39)
Equity Securities	1,725	(90)	361	(219)	2,086	(309)
	$2,167	$(129)	$361	$(219)	$2,528	$(348)
April 30, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	512	(68)	512	(68)
	$-	$-	$512	$(68)	$512	$(68)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2014 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

10 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended January 31, 2014 and 2013, the Company sold or redeemed available-for-sale securities in the amounts of $5.0 million and $2.5 million, respectively, realizing gains of approximately $367,000 and $40,000, respectively.

Maturities of fixed income securities classified as available-for-sale at January 31, 2014 are as follows, at cost (in thousands):

Current	$4,021
Due after one year through five years	3,095
Due after five years through ten years	801
$7,917

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

NOTE J - CREDIT FACILITY

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  Proceeds from the Facility will be used for working capital and to finance acquisitions.  During the nine-month period ended January 31, 2014, the Company borrowed an additional $2.9 million under the Facility.  The additional borrowings were used for working capital and to finance the acquisition of certain fixed assets.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and, if there are any borrowings under Tranche B, an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended January 31, 2014, the Company met the required covenants for its borrowings under Tranche A.

NOTE K - INCOME TAXES

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the nine and three months ended January 31, 2014 and 2013, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of January 31, 2014 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

12 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

14 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2014 and 2013 (which end on April 30, 2014 and 2013, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2014	2013	2014	2013
Revenues
FEI-NY	77.4%	74.4%	78.3%	82.1%
Gillam-FEI	13.4	12.5	13.3	11.2
FEI-Zyfer	11.5	17.0	8.9	12.0
Less intersegment revenues	(2.3)	(3.9)	(0.5)	(5.3)
	100.0	100.0	100.0	100.0
Cost of revenues	64.2	62.1	66.5	60.6
Gross margin	35.8	37.9	33.5	39.4
Selling and administrative expenses	20.2	21.2	19.1	22.7
Research and development expenses	8.8	7.3	7.5	6.5
Operating profit	6.8	9.4	6.9	10.2
Other income, net	2.5	0.6	2.1	0.4
Pretax income	9.3	10.0	9.0	10.6
Provision for income taxes	3.0	2.7	2.3	1.7
Net income	6.3%	7.3%	6.7%	8.9%

Revenues
	Nine months				Three months
	Periods ended January 31,
Segment	2014	2013	Change		2014	2013	Change
FEI-NY	$40,309	$38,211	$2,098	5%	$14,270	$14,076	$194	1%
Gillam-FEI	6,990	6,431	559	9%	2,422	1,913	509	27%
FEI-Zyfer	5,976	8,742	(2,766)	(32%)	1,624	2,054	(430)	(21%)
Intersegment revenues	(1,223)	(1,993)	770		(98)	(906)	808
	$52,052	$51,391	$661	1%	$18,218	$17,137	$1,081	6%

For the nine and three months ended January 31, 2014, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues and increased by approximately 20% and 25%, respectively, over the same periods of fiscal year 2013.  Revenues on these contracts, which are recorded in the FEI-NY segment, are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of fiscal year 2014 consolidated revenues.  Such revenues decreased by approximately 20% and 30%, respectively, from the same periods of fiscal year 2013.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 55% of consolidated revenues for both the nine and three months ended January 31, 2014.  Network infrastructure revenues in the fiscal year 2014 periods accounted for less than 15% of consolidated revenues and declined by approximately 25% and 5%, respectively, from the same periods of fiscal year 2013.  Network infrastructure revenues are recorded in all three segments although the largest network infrastructure sales volume is recorded in the Gillam-FEI and FEI-Zyfer segments and accounted for most of the year-over-year decline in FEI-Zyfer’s revenues.  For the nine and three-month periods ended January 31, 2014, Gillam-FEI revenues increased over the prior year primarily due to higher sales in its market for remote terminal units which are sold to other industrial customers.

For the nine and three months ended January 31, 2013, FEI-NY revenues from commercial and U.S. Government satellite programs increased 10% over the same periods in the prior year.  Revenues from these programs for the nine-month period ended January 31, 2013 accounted for approximately 50% of consolidated sales, approximately the same ratio as the same nine-month period of fiscal year 2012.

15 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2014	2013	Change		2014	2013	Change
	$18,609	$19,463	$(854)	(4%)	$6,111	$6,750	$(639)	(9%)
GM Rate	35.8%	37.9%			33.5%	39.4%

Gross margin for the nine and three month periods ended January 31, 2014, decreased due to several factors: increased costs related to snow storms impacted the FEI-NY segment; higher than anticipated engineering design and production costs were incurred at the Gillam-FEI segment and lower sales volume at the FEI-Zyfer segment increased unabsorbed overhead costs.  These factors reduced aggregate gross margin rates by approximately 1.5% and 4%, respectively, for the nine and three month periods of fiscal year 2014.  In addition, product mix impacts gross margin rates.

Fiscal year 2013 gross margin increased over the prior fiscal year due to higher consolidated revenues.  The fiscal year 2013 gross margin rates were reduced from the fiscal year 2012 rates due to the effect of low sales volume and higher costs incurred on certain customer-funded nonrecurring engineering projects at FEI-Elcom whose results of operations are included in the FEI-NY segment.

The gross margin rates recorded in the fiscal year 2014 and 2013 periods were less than the Company’s targeted rate of 40%.  As satellite payload sales volume increases and as the product mix changes, the Company anticipates that its gross margin rates for the last quarter of fiscal year 2014 will improve but will fall short of its target rate.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2014	2013	Change		2014	2013	Change
$10,534	$10,883	$(349)	(3%)	$3,488	$3,887	$(399)	(10%)

For the nine and three-month periods ended January 31, 2014 and 2013, selling and administrative expenses varied from 19% to 23% of consolidated revenues which approximates the Company’s target for such expenditures.  The reduced expenses in the fiscal year 2014 periods compared to the same periods of fiscal year 2013 are due to reduced accruals for incentive compensation plans and lower marketing costs related to lower sales volume at the FEI-Zyfer segment.  For the remainder of fiscal year 2014, the Company expects selling and administrative expenses to be incurred at approximately the same rate.

16 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Nine months				Three months
Periods ended January 31,
2014	2013	Change		2014	2013	Change
$4,589	$3,731	$858	23%	$1,363	$1,113	$250	22%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the nine and three-month periods ended January 31, 2014, was approximately 9% and 7% of consolidated revenues, respectively, compared to 7% and 6% for the same periods of the prior fiscal year.  In the fiscal year 2014 periods, the Company increased its development of new products including a new line of satellite payload microwave receivers/converters from DC to Ka band.  The satellite payload products are anticipated to be ready for customer evaluation and new contract awards by the end of fiscal year 2014.  In the fiscal year 2013 periods, increased R&D spending is due primarily to product development expenditures at FEI-Elcom to improve its own product line.

R&D spending in fiscal year 2014, in addition to the development of new satellite payload products, also includes development and improvement of miniaturized rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product redesign and process improvements to enhance product manufacturability and reduce production costs.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2014, the Company is targeting to spend under 10% of revenues on internal R&D projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

In addition to internal R&D efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.

Operating profit

Nine months				Three months
Periods ended January 31,
2014	2013	Change		2014	2013	Change
$3,486	$4,849	$(1,363)	(28%)	$1,260	$1,750	$(490)	(28%)

Increased R&D spending in the fiscal year 2014 periods combined with decreased gross margin rates as compared to the same periods of fiscal year 2013 resulted in reduced operating profit for the nine and three months ended January 31, 2014.  Fiscal year 2014’s nine- and three-month operating profit was 6.8% and 6.9%, respectively, of consolidated revenues compared to 9.4% and 10.2%, respectively, of consolidated revenues in the same periods of the prior year.

The late fiscal year 2012 addition of FEI-Elcom reduced consolidated operating results for the first half of fiscal year 2013.  Revenues increased but were offset by higher operating expenses resulting in lower consolidated operating profit in fiscal year 2013 than in fiscal year 2012.

In the fourth quarter of the prior fiscal year, the Company recorded an operating loss due to an asset write down at its Gillam-FEI segment.  Consequently, for the full fiscal year 2014, the Company anticipates that it will generate an operating profit that exceeds that of fiscal year 2013.

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2014	2013	Change		2014	2013	Change
Investment income	$775	$509	$266	52%	$425	$190	$235	124%
Interest expense	(120)	(156)	36	(23%)	(25)	(53)	28	(53%)
Other income (expense), net	714	(73)	787	NM	(22)	(67)	45	(67%)
	$1,369	$280	$1,089	389%	$378	$70	$308	440%

17 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the fiscal periods ended January 31, 2014, the Company recorded gains of approximately $367,000 and $293,000, respectively, on the sale of certain marketable securities.  During the same periods of fiscal year 2013, the Company recorded an investment gain of approximately $40,000.  During the nine and three months ended January 31, 2014, as a result of certain bond redemptions over the preceding quarters, the Company held more low earning cash equivalents than investments earning a higher return in the year-ago period.  During the nine and three months ended January 31, 2013, investments were held in higher yielding marketable securities than those held during the same periods ended January 31, 2012.

The decrease in interest expense for the nine and three months ended January 31, 2014 compared to the same periods of fiscal year 2013 is due to the lower interest rate under the Company’s new credit facility from a bank.  During the fiscal year 2014 periods, the Company refinanced the $6 million used to acquire FEI-Elcom during fiscal year 2012 and increased its borrowings by an additional $4.1 million for working capital and capital equipment acquisitions.

Other income in the fiscal year 2014 nine-month period includes a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (See Note G to the accompanying condensed financial statements.)  During the fiscal year 2013 periods, other income consisted of insignificant non-operating expenses.

Income tax provision

Nine months				Three months
Periods ended January 31,
2014	2013	Change		2014	2013	Change
$1,570	$1,400	$170	12%	$420	$300	$120	40%

Effective tax rate on pre-tax book income:
32.3%	27.3%			25.6%	16.5%

The provision for income taxes for the nine and three months ended January 31, 2014 increased over the same periods of fiscal year 2013 due to the estimated increased effective tax rates.  For the full year, the effective tax rate in fiscal year 2014 is expected to be in the range of 30% to 35% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries for which no net tax provision or benefit is recognized.  As of January 31, 2014 and April 30, 2013, the remaining deferred tax asset valuation allowance is approximately $1.9 million.

The provision for income taxes for the three months ended January 31, 2014 and 2013 were reduced due to the impact of tax law changes that were enacted during the respective fiscal quarters.  The lower effective rates and lower tax provisions correct the higher estimated tax rates employed by the Company in the first half of each fiscal year prior to the enactment of the new tax laws.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The consolidated effective tax rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries that are currently not taxed.  In addition, the Company utilizes the availability of research and development tax credits and the Domestic Production Activity credit in the United States to lower its tax rate.  As of April 30, 2013, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $2.7 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $6.6 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 19 years.

Net income

Nine months				Three months
Periods ended January 31,
2014	2013	Change		2014	2013	Change
$3,285	$3,729	$(444)	(12%)	$1,218	$1,520	$(302)	(20%)

As discussed above, increased research and development expenses and reduced gross margins based on flat sales and higher costs, reduced net income for the nine and three months ended January 31, 2014 as compared to the same periods of the prior year.  Based on recent bookings and its backlog, the Company expects continued growth in satellite revenues and increased profitability over that of the prior fiscal year.

18 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $78.5 million at January 31, 2014, compared to working capital of $71.7 million at April 30, 2013.  Included in working capital at January 31, 2014 is $22.6 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2014 is 11.4 to 1.

For the nine months ended January 31, 2014, the Company had positive cash from operations in the amount of approximately $700,000 compared to cash from operating activities of $3.2 million in the comparable fiscal year 2013 period.  The reduced level of positive cash flow in the fiscal year 2014 period resulted primarily from increased inventory purchases in preparation for the production phase of certain long-term contracts.  For both nine-month periods ended January 31, 2014 and 2013, the Company incurred approximately $3.8 million of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  Net income in fiscal year 2014 also included a $736,000 gain on the sale of equipment and such gain is excluded from operating cash flow.  For the balance of fiscal year 2014, as receivables are billed and collected and the pace of inventory purchases slows, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the nine months ended January 31, 2014 and 2013 was $169,000 and $103,000, respectively.  During the fiscal year 2014 period, marketable securities were sold or redeemed in the amount of $5.0 million compared to $2.5 million of such redemptions during the fiscal year 2013 period.  Some of these proceeds were reinvested in additional marketable securities for the periods ended January 31, 2014 and 2013 in the amount of $1.6 million and $1.0 million, respectively.  In the fiscal periods ended January 31, 2014 and 2013, the Company acquired property, plant and equipment in the amount of approximately $3.6 million and $1.6 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company expects to spend between $4.0 million and $4.5 million on capital equipment during fiscal year 2014.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the nine months ended January 31, 2014 was $4.3 million compared to approximately $3.0 million used in financing activities during the comparable fiscal year 2013 period.  During the fiscal year 2014 period, the Company borrowed $4.1 million under its new credit facility with a bank.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  In the fiscal year 2013 period, the Company borrowed $4.0 million under a previous line of credit with a financial institution and also repaid $5.0 million of such borrowings.  In addition, during the fiscal year 2014 and 2013 periods, the Company made payments of $15,000 and $311,000, respectively, against capital lease obligations. In the nine months of the prior fiscal year 2013, the Company declared and paid a special cash dividend of $0.20 per share which aggregated $1.7 million and received cash inflows of $20,000 upon the exercise of employee stock options.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2014, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

19 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of January 31, 2014, the Company's consolidated backlog is approximately $55 million compared to $51 million at April 30, 2013, the end of fiscal year 2013.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2014 is approximately $3 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion which, at January 31, 2014, was approximately $12 million.  The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least January 31, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

20 of 22

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

101
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: March 17, 2014	By:	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

22 of 22