Form 10-K
period 2014-04-30
FREQUENCY ELECTRONICS INC
filed 2014-07-29
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2013 - $60,700,000

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 21, 2014 – 8,585,503

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 8, 2014.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	53

SIGNATURES	54

INDEX TO EXHIBITS	55

PART I

Item 1.  Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or the "Company") is a world leader in precision time and frequency technology which is employed in commercial, government, Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance (“C4ISR”) and other military electronic systems.  Its technology is used for a wide range of terrestrial and space applications.

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

Frequency Electronics was founded in 1961 as a research and development firm generating proprietary precision time and frequency technology primarily under contracts for end-use by the United States (“U.S.”) Government.  In the mid-1990’s, the Company evolved into a designer, developer and manufacturer of state-of-the-art products for both commercial and government end-use.  The Company’s present mission is to be the world leader in providing precision time and low phase noise frequency generation systems, from 1 Hz to 46 GHz for space and other challenging environments.  The Company’s technology is the key element in enhancing the functionality and performance of many electronic systems.

MARKETS

The Company’s dominant business area is satellite payloads, a market in which it has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities in frequency converters, transmitters and receivers, representing a significant increase in the potential revenue for FEI products on any one satellite.  These products support primary and hosted payloads for both commercial and U.S. Government end-use.  Currently, approximately one thousand satellites with varying remaining years of useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  This number of operational satellites is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.

The Company’s products support multiple C4ISR counter measures and additional defense electronic applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming or “spoofing” GPS signals may be mitigated by the Company’s technologies.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

Commercial markets include network infrastructure and other industrial uses.  The Company’s products support precise signal synchronization in mobile and wireline communication networks to maintain quality of service.  Its products support expanded bandwidth and security in public and enterprise networks.  The vast world-wide wireline network infrastructure incorporates thousands of central offices which provide network integrity and interconnectivity.  The Company provides remote terminal units (“RTUs”) for management of networks such as power grids and gas lines as well as specialized timing technology for oil and gas exploration.

To address these markets, the Company has several corporate entities which operate under three reportable segments primarily based on the geographic locations of its subsidiaries.

1.
FEI-NY The Company’s satellite payload products for U.S. Government and commercial satellite programs are designed, developed and manufactured at its Long Island, New York facility.  At this location the Company also applies its technology and legacy to products for the U.S. military and other U.S. Government agencies, as well as products for certain terrestrial commercial communications and other industrial applications.

Frequency Electronics, Inc. Asia (“FEI-Asia”) was established in fiscal year 2002 to be the Company’s Asia-based low cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets.  FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

In February 2012, the Company completed the acquisition of FEI-Elcom Tech, Inc. (“FEI-Elcom”) which designs and manufactures RF microwave devices and subsystems up to 46 GHz including fast switching, ultra low phase noise synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload area.

2.
Gillam-FEI - The Company acquired its Belgian subsidiary, Gillam-FEI, s.a. (“Gillam-FEI”) in September 2000. Gillam-FEI develops and manufactures products for various network management and synchronization systems for different industries, utilities and telecommunications providers in Europe, Africa, the Middle East and Asia.

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

For additional information about these reportable segments, see “Item 1. Business – Reportable Segments and Products.”

In addition to its subsidiaries, the Company made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 10 to Consolidated Financial Statements

FISCAL YEAR 2014 SIGNIFICANT EVENT

Revolving Credit Agreement.

On June 6, 2013, the Company obtained a five-year revolving credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  During fiscal year 2014, the Company borrowed an additional $2.9 million primarily to fund the acquisition of manufacturing equipment to meet increased production requirements.  Additional proceeds from the Facility may be used for working capital and to finance acquisitions.  For a full description of the Facility, see Note 7 to the Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and other segments with minimal sales to outside customers.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for network synchronization and monitoring.  Its products are currently sold primarily to non-U.S. customers.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies.  FEI-Zyfer sells its products to both commercial and U.S. Government customers, collaborates with other FEI segments on joint product development activities and provides sales and support for network synchronization products.

During fiscal years 2014 and 2013, approximately 78% and 76%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 14% and 17% of consolidated revenues for fiscal years 2014 and 2013, respectively.  In fiscal years 2014 and 2013, sales for the FEI-Zyfer segment were 11% and 15% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S.  During both fiscal years 2014 and 2013, foreign sales comprised 26% of consolidated revenues.  For segment information, see Note 14 to the Consolidated Financial Statements.

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication stations, and imbedded in moving platforms operated by the U.S. military.  The Company has made a substantial investment in research and development to apply its core technologies to satellite payloads, non-space DOD programs and network infrastructure markets.  Revenues from satellite payloads, both for commercial and U.S. Government applications have increased in recent years while the portion of network infrastructure sales was reduced.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for moving platforms of the U.S. military.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium and cesium) and other significant timing and frequency generation products for communication satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT, MexSat, MSV, ICO, TerreStar, EchoStar, Intelsat, Inmarsat and numerous others.

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

U.S. Government- Non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar surveillance and electronic countermeasure and timing systems.  The Company has developed and patented a low g-sensitivity (gravity) technology which offers a 100-fold improvement in performance under shock, vibration and other environmental effects.  Products are built in accordance with DOD standards and are in use on many of the U.S. Government’s important military applications.  The Company anticipates that adequate funds will be provided by the U.S. Government to ensure that these programs are sustained.

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

In March 2013, the Budget Control Act of 2011 went into effect to reduce the federal deficit by a process known as sequestration.  As a result, subsequent annual budgets proposed by the federal administration and Congress may include lower spending for U.S. military programs.  As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence gathering community is dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  It is possible, however, that some programs or product sales could be slowed or delayed due to U.S. Government spending constraints.

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

Gillam-FEI segment:

Gillam-FEI extends the Company’s competencies into network synchronization, network management, and specialized test equipment.  With the advent of new digital broadband transmission technologies, reliable synchronization remains the warranty to quality of service for telecommunications operators.  Gillam-FEI is among the world leaders in the field of wireline synchronization technology and its products are targeted towards telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide.  Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers.  Gillam-FEI also provides ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.  Included in its family of products is a remote terminal unit (“GRTU”) that Gillam-FEI developed in concert with a major French electric utility company.  The GRTU is intended to monitor the electrical current in a power grid and relay the information to a central location.  Gillam-FEI intends to market this product to other electric utility companies in projects to create “smart” grids.

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

BACKLOG

As of April 30, 2014, the Company's consolidated backlog amounted to approximately $48 million compared to approximately $51 million at the end of the prior fiscal year.  Approximately 70% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2015.  Included in the backlog at April 30, 2014 is approximately $3.5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, which includes the revenues of its overseas subsidiaries, totaled approximately 26% of net revenues in both fiscal years 2014 and 2013.

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2014 and 2013, approximately 54% and 62%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal years 2014 and 2013, Boeing Corporation (“Boeing”), Northrop Grumman Corporation (“Northrop”), and Thales Alenia Space each accounted for more than 10% of FEI-NY segment revenues.  During fiscal year 2014, Boeing and Northrop also accounted for more than 10% of consolidated revenues and, in fiscal year 2013, revenues from each of the three corporations exceeded 10% of consolidated revenues.

During fiscal years 2014 and 2013, Belgacom was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues in each year.

During fiscal year 2014, L-3 Communications was a major customer of the FEI-Zyfer segment accounting for more than 10% of the segment’s revenues.  During fiscal year 2013, AT&T Inc. and Raytheon Corporation each accounted for more than 10% of FEI-Zyfer’s revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2014 and 2013, the Company expended $5.8 million and $5.7 million of its own funds, respectively, on such research and development activity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  During fiscal years 2014 and 2013, some of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs.  As a result, a portion of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  For fiscal year 2015, the Company is targeting to spend between $5.0 million and $6.0 million on internal research and development projects.  The actual amount spent in fiscal year 2015 will depend on market conditions and identification of new opportunities.

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

COMPETITION

The Company experiences competition in all areas of its business.  Many of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence.  The Company has a unique and broad product line which includes quartz, rubidium, and cesium based timing references and specialized RF microwave technology.  With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop, Lockheed Martin and Space Systems Loral as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, instruments and systems for timing and synchronization, the Company competes with large domestic companies such as Agilent Technologies, EG&G, Inc., Microsemi Corporation through its recent acquisition of Symmetricom, Inc., and Vectron, Inc., a division of Dover Corp.  The Company also competes against multiple foreign entities including Indian, Korean and other Asian enterprises such as the Chinese company, Huawei.  In Europe large competitors include Siemens, Schneider Electric and Oscilloquartz, a division of ADVA Optical Networking SE.

The Company has successfully outsourced certain manufacturing processes to third parties and to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russia-based Morion, in which the Company is a minority shareholder.  The Company conducts this outsourcing to maintain a competitive position on cost while adhering to its high quality standards.  The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive edge.

EMPLOYEES

The Company employs approximately 430 full-time persons worldwide.  None of the U.S., European or Chinese employees is represented by labor unions.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Joseph P. Franklin	-	Chairman of the Board of Directors

Martin B. Bloch	-	President, Chief Executive Officer and Director

Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Assistant Secretary

Oleandro Mancini	-	Senior Vice President, Business Development

Steven Strang	-	President, FEI-Zyfer

James Davis	-	President, FEI-Elcom Tech

Leonard Martire	-	Vice President, Program Management

Thomas McClelland	-	Vice President, Advanced Development

Adrian Lalicata	-	Vice President, RF & Microwave Systems

Alan Miller	-	Secretary/Treasurer and Chief Financial Officer

None of the officers and directors is related.

Joseph P. Franklin, age 80, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the U.S. Army until he retired in July 1987.

Martin B. Bloch, age 78, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 68, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Oleandro Mancini, age 65, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 50, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.

James Davis, age 61, is the President of FEI-Elcom Tech, Inc. which the Company acquired in February 2012.  Mr. Davis was named an officer of the Company in October 2013.  Mr. Davis became the president of Elcom Technologies, Inc., the pre-acquisition company, on September 20, 2007.  Prior to joining FEI-Elcom, Mr. Davis held leadership positions at other technology companies including General Manager of Hewlett Packard’s (Agilent) Semiconductor Systems Center, Vice President and General Manager of Schlumberger Technologies N.A. and Vice President and General Manager of Gretag Macbeth LLC.  Mr. Davis also held the rank of Captain as a U.S. Army Special Forces Team Commander.

Leonard Martire, age 77, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.

Thomas McClelland, age 59, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 67, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 65, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  In May 2010, Mr. Miller was also named corporate Secretary.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods.  The Company is currently in the second 5-year renewal period paying annual rent of $800,000 per year plus its pro rata share of real estate taxes and the costs of utilities and insurance.  The lease will end in January 2019.  The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of approximately $29,500 and will increase each year over the remaining 40 months of the lease term.

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France under a 9-year lease, cancelable after three years, at an approximate rate of $1,100 per month.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,800 through February 2015.  The facility is adequate for the near-term manufacturing expectations for the Company.

FEI-Elcom operates out of a leased facility located in Rockleigh, New Jersey.  The facility consists of a combination office and manufacturing space.  The lease, which expires in March 2016, requires monthly payments of $28,000.

Item 3.  Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  As of July 21, 2014, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” The following table shows the high and low sale price for the Company's Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2014 –
FIRST QUARTER	$11.00	$9.46
SECOND QUARTER	12.50	10.12
THIRD QUARTER	13.31	10.65
FOURTH QUARTER	12.75	10.25

2013 –
FIRST QUARTER	$9.50	$7.02
SECOND QUARTER	9.74	8.39
THIRD QUARTER	9.88	6.71
FOURTH QUARTER	10.25	8.52

As of July 21, 2014, the approximate number of holders of record of common stock was 700.  The closing share price of the Company’s stock on April 30, 2014 was $10.60.  The closing share price of the Company’s stock on July 21, 2014 was $10.88.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.  Accordingly, the Company paid a cash dividend of $1,684,000 during fiscal year 2013.  No dividends were declared or paid during fiscal year 2014.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2014 or 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	1,710,125	$8.60	6,816

Equity Compensation Plans Not Approved by Security Holders (1)	50,000	$11.52	-
TOTAL	1,760,125	$8.69	6,816

(1) The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

This item is not required for smaller reporting companies.

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

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2014 and 2013, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2014	2013
Revenues
FEI-NY	77.9%	76.3%
Gillam-FEI	14.0	17.1
FEI-Zyfer	11.2	15.3
Less intersegment revenues	(3.1)	(8.7)
	100.0	100.0
Cost of Revenues	65.4	63.6
Gross Margin	34.6	36.4
Selling and Administrative expenses	19.7	21.3
Research and Development expenses	8.1	8.3
Operating Profit	6.8	6.8
Other Income (Expenses), net	2.0	0.6
Provision for Income Taxes	(3.2)	(2.0)
Net Income	5.6%	5.4%

Revenues

	Fiscal years ended April 30, (in thousands)
			Change
	2014	2013	$	%
FEI-NY	$55,772	$52,567	$3,205	6%
Gillam-FEI	9,995	11,825	(1,830)	(15%)
FEI-Zyfer	7,990	10,523	(2,533)	(24%)
Intersegment sales	(2,207)	(5,983)	3,776
	$71,550	$68,932	$2,618	4%

Fiscal year 2014 compared to fiscal year 2013:

For the year ended April 30, 2014, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues and increased by approximately 25% over fiscal year 2013.  Revenues on these long-term contracts, which are recorded in the FEI-NY segment, are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of fiscal year 2014 consolidated revenues.  Such revenues decreased by approximately 25% from fiscal year 2013, with some of the decline attributable to continuing uncertainty regarding the U.S. DOD budget.  For the year ended April 30, 2014, total revenues from both satellite and non-space programs for which the U.S. Government is the end-user were approximately 54% of consolidated revenues as compared to 62% the prior fiscal year.  This decrease is primarily due to a higher ratio of commercial satellite contracts that the FEI-NY segment is working on in comparison to prior years.  Network infrastructure and other commercial revenues accounted for approximately 20% of consolidated revenues and declined by approximately 10% from the prior fiscal year.  Network infrastructure and other commercial revenues are recorded in all three segments although the largest network infrastructure sales volume is recorded in the Gillam-FEI and FEI-Zyfer segments and accounted for most of the year-over-year revenue declines in those two segments.

Fiscal year 2013 compared to fiscal year 2012:

For the year ended April 30, 2013, FEI-NY revenues from commercial and U.S. Government satellite programs increased 11% over the prior year.  Revenues from these programs accounted for 50% of fiscal year 2013 consolidated sales, approximately the same ratio as for fiscal year 2012.  Revenues on these long-term contracts are recognized primarily under the percentage of completion method.  For the year ended April 30, 2013, sales from the non-space U.S. Government/DOD business area accounted for more than 25% of consolidated revenues and increased by more than 40% over fiscal year 2012.  This increase is due to the impact of FEI-Elcom which was acquired by the Company in late fiscal year 2012 and is part of the FEI-NY segment.  For the year ended April 30, 2013, total revenues from both satellite and non-space programs for which the U.S. Government is the end-user, accounted for 62% of consolidated revenues compared to approximately 45% in the prior fiscal year.  Such revenues are recorded in the FEI-Zyfer segment as well as FEI-NY (including FEI-Elcom).  For the year ended April 30, 2013, network infrastructure and other commercial sales, which are recorded in all three segments, accounted for approximately 25% of consolidated revenues as compared to approximately 30% of revenues in the prior fiscal year.  Network infrastructure sales were 8% lower in fiscal year 2013 compared to fiscal year 2012 and is the partial cause of decreased revenue at the FEI-Zyfer and Gillam-FEI segments.  The decline in revenues at the Gillam-FEI segment is also partially attributable to a 6% year-over-year decrease in the rate of exchange between the U.S. dollar and the euro.  The revenue decline at FEI-Zyfer is also due to delays in orders from U.S. Government customers as a result of recent U.S. budget issues.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, fiscal year 2015 revenues are expected to grow.  Satellite payload revenues will remain the dominant portion of the Company’s business and represent a large opportunity for long-term growth, benefiting from both commercial and U.S. Government programs.  Fiscal year 2015 revenues from U.S. Government/DOD non-space, network infrastructure and other commercial programs, are expected to remain in approximately the same range as realized in fiscal year 2014.

Gross Margin

	Fiscal years ended April 30, (in thousands)
			Change
	2014	2013	$	%
	$24,750	$25,110	$(360)	(1%)
GM Rate	34.6%	36.4%

For the year ended April 30, 2014, gross margin and the gross margin rate decreased from that of the prior fiscal year.  Several factors contributed to the fiscal year 2014 result, including higher than anticipated engineering design and production costs both at FEI-NY and Gillam-FEI and lower sales volume at FEI-Zyfer which increased unabsorbed overhead costs at that reporting segment.  Increased costs related to improving production capacity to meet expected future demand at FEI-NY plus inventory write downs of approximately $500,000 as well as differing product mix also impacted gross margin rates.

For the year ended April 30, 2013 gross margin was reduced by $1.4 million (2% of consolidated revenues) as a result of the write down of certain inventory recorded in the Gillam-FEI segment due to lack of certainty regarding the realizability of such inventory.  Based on slower than anticipated rollout of implementation of the French government’s plans to initiate a “smart grid,” the Company has less visibility regarding the probable schedule for obtaining production-level orders which are now anticipated to occur no earlier than fiscal year 2015.  Improved gross margins from satellite payload revenues in the FEI-NY segment were offset by historically lower gross margins at FEI-Elcom.  Gross margin rates in the FEI-Zyfer and Gillam-FEI segments were also lower on reduced sales.  During the fiscal year ended April 30, 2013, cost of sales included approximately $2.4 million of inventory write downs, including the Gillam-FEI inventory write down, which reduced gross margin rates by 3.4% in fiscal year 2013.

Taking into consideration only the current mix of programs and orders in its backlog, the Company expects its fiscal year 2015 gross margin rate to be less than its target rate of 40%.  As revenues increase in future periods, the Company expects to realize a higher gross margin as more of its fixed costs are covered.

Selling and Administrative Expenses

Fiscal years ended April 30, (in thousands)
		Change
2014	2013	$	%
$14,064	$14,704	$(640)	(4%)

In the fiscal years ended April 30, 2014 and 2013, selling and administrative costs were 20% and 21%, respectively, of consolidated revenues.  Fiscal year 2014 incentive compensation expense decreased from the prior year due to reduced operating profits.  Selling costs were also lower but partially offset by increased deferred compensation costs.  For the years ended April 30, 2014 and 2013, selling and administrative expenses include stock compensation expense of $676,000 and $537,000, respectively.  The Company expects fiscal year 2015 selling and administrative expenses to be incurred at approximately the same rate relative to revenues.

Research and Development Expenses

Fiscal years ended April 30, (in thousands)
		Change
2014	2013	$	%
$5,813	$5,727	$86	2%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  As a percentage of consolidated revenue, R&D spending for the years ended April 30, 2014 and 2013 was approximately 8% each year.  In fiscal year 2014, the Company continued the accelerated level of development that began in fiscal year 2013 of new satellite payload microwave receivers/converters from DC to Ka band.  These satellite payload products are anticipated to be available for customer evaluation and new contract awards in early fiscal year 2015.  In addition to the satellite payload products, internal R&D spending includes development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  The Company also continued to engage in customer-funded development activity the cost of which appears in cost of revenues, thus reducing the level of internal R&D spending.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2015, the Company anticipates that internal research and development spending will be less than 10% of revenues.  The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30, (in thousands)
		Change
2014	2013	$	%
$4,873	$4,679	$194	4%

For the year ended April 30, 2014, operating profit increased over the prior year due to lower selling, general and administrative expenses as described above, partially offset by lower gross margin and higher R&D spending.  As in the prior year, the FEI-NY segment where the Company’s satellite payload contracts are performed, accounted for all of fiscal year 2014’s operating profit.  The Company’s other two segments, FEI-Zyfer and Gillam-FEI, both incurred operating losses on lower sales volume.

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

On anticipated increased revenues and favorable product mix, the Company expects to realize an improved gross margin while maintaining other operating expenses within their targeted amounts.  Thus, the Company expects to report higher operating profits in fiscal year 2015.

Other Income (Expense)

	Fiscal years ended April 30, (in thousands)
			Change
	2014	2013	$	%
Investment income	$880	$671	$209	31%
Interest expense	(156)	(195)	39	20%
Other income (expense), net	703	(69)	772	NM
	$1,427	$407	$1,020	251%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating dividend payout levels and interest rates and the timing of purchases or sales of securities.  During fiscal years 2014 and 2013, investment income included gains upon the sale or redemption of marketable securities of approximately $367,000 and $47,000, respectively.  During fiscal year 2015, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2014, depending on the yield and size of its investment portfolio.

In fiscal year 2014, interest expense was incurred on borrowings under the Company’s $25 million credit facility with a bank, on deferred compensation payments and capital leases for equipment.  The new bank credit facility replaced the previous $9.3 million credit line against which the Company had borrowed approximately $6 million as of the end of fiscal year 2013.  As a result of the new credit facility, the Company maintained a higher level of debt than in fiscal year 2013, but since the new credit facility carries a lower interest rate than the previous credit line, fiscal year 2014 interest expense was lower than that incurred in fiscal year 2013.  Interest expense in future years will be dependent on interest rates in the U.S.

Other income in fiscal year 2014 includes a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (For more information regarding the Company’s investment in Morion see Note 10 to the Consolidated Financial Statements.)  During the fiscal year 2013, other income consisted of insignificant non-operating expenses

Income Tax Provision

Fiscal years ended April 30, (in thousands)
		Change
2014	2013	$	%
$2,260	$1,400	$860	61%

Effective tax rate on pre-tax book income:
35.9%	27.5%

For the year ended April 30, 2014, the effective tax rate on pre-tax income increased as a result of lower tax credits for the U.S. subsidiaries and losses at the Company’s foreign subsidiaries for which no tax benefit is currently available.  During the year ended April 30, 2013, certain tax law changes were enacted which enabled the Company to obtain larger U.S. federal tax credits and nontaxable losses at foreign subsidiaries were less than that incurred in fiscal year 2014, thus reducing the Company’s effective tax rate on pre-tax income.

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the U.S., 33% in Europe and 25% in China.  The Company utilizes the availability of research and development tax credits (“R&D credit”) in the U.S. to lower its tax rate.  The R&D credit expired on December 31, 2013 and the U.S. Congress has yet to reinstate it.  Thus, the Company is able to utilize the R&D credit for only a portion of its fiscal year 2014 expenses.  (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

The Company’s European subsidiaries have available net operating loss (“NOL”) carryforwards of approximately $3.6 million to offset future taxable income.  The associated deferred tax asset for the foreign subsidiary NOL is fully reserved by the deferred tax valuation allowance.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal NOL carryforward of $5.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 18 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $78.2 million at April 30, 2014.  Included in working capital at April 30, 2014 is $23.7 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2014 is 9.1 to 1 compared to 8.7 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2014, was $3.6 million compared to $2.8 million for the prior fiscal year.  During fiscal years 2014 and 2013, the Company incurred $3.8 million and $6.0 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, inventory write downs, warranty and accounts receivable reserves, certain employee benefit plan expenses, including accounting for stock-based compensation.  For fiscal year 2014, operating cash was reduced by increases to inventories and accounts receivable.  During fiscal year 2013, operating cash was reduced by increases to inventories and payment of estimated income taxes.    In fiscal year 2015, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits and managing its inventory levels.

Net cash used in investing activities was $3.6 million and $2.0 million, respectively, for the fiscal years ended April 30, 2014 and 2013.  In fiscal year 2014, investing activities included net proceeds from the redemption, sale or purchase of marketable securities for $1.8 million offset by the acquisition of capital equipment for $5.4 million.  The fiscal year 2013 activities consisted of net proceeds from marketable securities transactions of $170,000 and acquisitions of capital equipment for $2.2 million.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $3.0 million and $4.0 million on capital equipment during fiscal year 2015.  Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

The Company has a five-year, $25 million credit facility from a bank.  As of April 30, 2014, the Company has borrowed a total of $10.1 million under the credit facility.  Such funds were used to fund the 2012 acquisition of FEI-Elcom in the amount of $6 million with the balance used principally to finance the purchase of additional manufacturing equipment to meet increased production output demands.  The Company may draw on this bank credit facility to provide additional working capital and to fund acquisitions.  The interest rate on the credit facility is based on LIBOR plus either 75 basis points or 175 basis points depending on under which of the two tranches the Company chooses to borrow.  For a more complete description of the credit facility, see Note 7 to the Consolidated Financial Statements.  In addition, the Company’s European subsidiaries have available approximately $350,000 under a bank credit line to meet short-term cash flow requirements.  The rate of interest on any borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings against this line of credit during fiscal years 2014.

During the year ended April 30, 2014, cash provided by financing activities was $4.3 million.  The Company borrowed $4.1 million under the bank credit facility and made payments on capital lease obligations in the amount of $15,000.  The Company also realized $182,000 from the tax benefit arising from the exercise of stock-based awards during fiscal year 2014.  During fiscal year 2013, cash used in financing activities was $1.9 million consisting of borrowings and subsequent repayment of $5.0 million under its previous line of credit and payments of $357,000 against capital lease obligations.  In addition, during the third quarter of fiscal year 2013, the Company paid a special cash dividend of $1.7 million.  Partially offsetting these financing cash outflows, the Company also received $172,000 upon the exercise of stock-based awards and the tax benefit arising from such exercises.  The Company will continue to use treasury shares to satisfy the future exercise of stock options and stock appreciation rights granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a fixed repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2014, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2015, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for its R&D efforts but is targeting to spend its own funds at a rate of up to 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2014, the Company's consolidated backlog amounted to approximately $48 million as compared to approximately $51 million at the beginning of the fiscal year.  (See Item 1).  Approximately 70% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2015.  Included in the backlog at April 30, 2014 is approximately $3.5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2016 and for the Company, must be adopted for its fiscal year 2018 beginning on May 1, 2017.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for periods beginning after December 15, 2012 and the Company adopted ASU 2013-02 in fiscal year 2014 which began on May 1, 2013.  Such adoption had no effect on the Company’s financial statements since no reclassification adjustments were made.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Test Indefinite-Lived Intangible Assets for Impairment.  Under the requirements of ASU 2012-02 an entity has the option to assess qualitative factors when testing indefinite-lived intangible assets annually to determine whether it is more likely than not that the asset is not impaired.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test or resume performing the qualitative assessment in any subsequent period.  If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted ASU 2012-02 for its fiscal year 2014 which began on May 1, 2013.  The adoption of this ASU had no material impact on the Company’s financial statements.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal year 2014, as in fiscal year 2013, the impact of inflation on the Company's business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and subsidiaries (the "Company") as of April 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the two-year period ended April 30, 2014.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and subsidiaries as of April 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP
EisnerAmper LLP

New York, New York
July 29, 2014

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2014 and 2013
(In thousands, except par value)

	2014	2013

ASSETS:
Current assets:
Cash and cash equivalents	$7,698	$3,460
Marketable securities	16,030	18,270
Accounts receivable, net of allowance for doubtful accounts of $234 in 2014 and $288 in 2013	7,741	7,781
Costs and estimated earnings in excess of billings, net	10,439	8,617
Inventories, net	41,227	37,521
Deferred income taxes	3,220	3,170
Prepaid income taxes	213	680
Prepaid expenses and other	1,294	1,517
Total current assets	87,862	81,016
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	11,240	8,316
Deferred income taxes	6,650	6,320
Goodwill and other intangible assets	689	781
Cash surrender value of life insurance and cash held in trust	11,321	10,763
Other assets	1,699	1,713
Total assets	$119,461	$108,909

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Short-term credit obligations	$-	$158
Accounts payable - trade	2,336	1,205
Accrued liabilities	7,361	7,964
Total current liabilities	9,697	9,327
Credit obligations- noncurrent	10,100	6,000
Deferred compensation	10,724	10,374
Deferred rent and other liabilities	594	756
Total liabilities	31,115	26,457
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,571 outstanding in 2014; 8,463 outstanding in 2013	9,164	9,164
Additional paid-in capital	53,181	51,913
Retained earnings	24,702	20,662
	87,047	81,739
Common stock reacquired and held in treasury - at cost (593 shares in 2014 and 701 shares in 2013)	(2,715)	(3,200)
Accumulated other comprehensive income	4,014	3,913
Total stockholders' equity	88,346	82,452
Total liabilities and stockholders' equity	$119,461	$108,909

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended April 30, 2014 and 2013

	2014	2013
	(In thousands, except per share data)
Revenues	$71,550	$68,932
Cost of revenues	46,800	43,822
Gross margin	24,750	25,110
Selling and administrative expenses	14,064	14,704
Research and development expenses	5,813	5,727
Operating profit	4,873	4,679
Other income (expense):
Investment income	880	671
Interest expense	(156)	(195)
Other income (expense), net	703	(69)
Income before provision for income taxes	6,300	5,086
Provision for income taxes	2,260	1,400
Net income	$4,040	$3,686
Net income per common share:
Basic	$0.47	$0.44
Diluted	$0.46	$0.43
Average shares outstanding:
Basic	8,527	8,413
Diluted	8,817	8,605

Statements of Comprehensive Income
Net Income	$4,040	$3,686
Other comprehensive income (loss):
Foreign currency translation adjustment	505	(782)
Change in market value of marketable securities	(659)	821
Deferred tax effect of change in marketable securities	255	(296)
Total other comprehensive income (loss)	101	(257)
Comprehensive income	$4,141	$3,429

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2014 and 2013

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$4,040	$3,686
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(160)	(320)
Depreciation and amortization	2,471	2,413
Deferred lease obligation	120	(68)
Provision for losses on accounts receivable, inventories and warranty reserve	254	2,146
Gains on marketable securities	(367)	(47)
(Gain) loss on sale of fixed and other assets, net	(667)	45
Employee benefit plans expense	1,246	1,072
Stock-based compensation expense	1,105	947
Tax benefit from exercise of stock-based compensation	(182)	(152)
Changes in operating assets and liabilities:
Accounts receivable	(1,631)	465
Inventories	(3,102)	(6,017)
Prepaid expenses and other	423	(133)
Other assets	(703)	(614)
Accounts payable - trade	614	(502)
Accrued liabilities	(88)	895
Income taxes refundable/payable	688	(1,071)
Other liabilities	(419)	88
Net cash provided by operating activities	3,642	2,833

Cash flows from investing activities:
Purchase of marketable securities	(3,162)	(2,836)
Proceeds from sale or redemption of marketable securities	4,993	3,006
Proceeds from sale of fixed assets (a)	-	67
Capital expenditures	(5,405)	(2,250)
Net cash used in investing activities	(3,574)	(2,013)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2014 and 2013
(Continued)

	2014	2013
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$4,100	$5,000
Payment of short-term credit and lease obligations	(15)	(5,357)
Proceeds from exercise of stock options	-	20
Dividends paid	-	(1,684)
Tax benefit from exercise of stock-based compensation	182	152
Net cash provided by (used in) financing activities	4,267	(1,869)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	4,335	(1,049)

Effect of exchange rate changes on cash and cash equivalents	(97)	(273)

Net increase (decrease) in cash and cash equivalents	4,238	(1,322)

Cash and cash equivalents at beginning of year	3,460	4,782

Cash and cash equivalents at end of year	$7,698	$3,460

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$153	$186
Income taxes	$1,735	$2,993

Non-cash operating and investing activities:
(a)
During the year ended April 30, 2014, the Company delivered certain fixed assets called for by a license agreement with Morion, Inc. (See Note 10. Investment in Morion, Inc.)  A portion of the $925 deposit previously received and recorded as deferred revenue at April 30, 2013, was recognized as proceeds on the sale of those fixed assets in fiscal year 2014.  No additional cash was received for that provision of the license agreement.

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2014 and 2013
(In thousands, except share data)

							Accumulated
			Additional		Treasury stock		other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2012	9,163,940	$9,164	$50,797	$18,660	800,787	$(3,659)	$4,170	$79,132
Contribution of stock to 401(k) plan			214		(52,715)	242		456
Stock-based compensation expense			947		100			947
Tax benefit from stock option exercise			152					152
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(197)		(47,582)	217		20
Cash dividend $0.20 per share				(1,684)				(1,684)
Change in unrealized gains and losses on marketable securities, net of taxes							525	525
Foreign currency translation adjustment							(782)	(782)
Net Income				3,686				3,686
Balance at April 30, 2013	9,163,940	9,164	51,913	20,662	700,590	(3,200)	3,913	82,452
Contribution of stock to 401(k) plan			277		(41,775)	189		466
Stock-based compensation expense			1,104		(300)	1		1,105
Tax benefit from stock option exercise			182					182
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(295)		(65,384)	295		-
Change in unrealized gains and losses on marketable securities, net of taxes							(404)	(404)
Foreign currency translation adjustment							505	505
Net Income				4,040				4,040
Balance at April 30, 2014	9,163,940	$9,164	$53,181	$24,702	593,131	$(2,715)	$4,014	$88,346

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant").  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 14 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), Gillam-FEI, and FEI-Zyfer business segments.  Intercompany accounts and significant intercompany transactions are eliminated in consolidation.  To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag.  Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of financial institutions; four and five institutions at April 30, 2014 and 2013, respectively.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options and stock appreciation rights.

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

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium and the People’s Republic of China. The Company is vulnerable to currency risks in these countries.  The local currency is the functional currency of each of the Company’s non-U.S. subsidiaries.  No foreign currency gains or losses are recorded on intercompany transactions since they are affected at current rates of exchange.  The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the periods presented.  The balance sheets of foreign subsidiaries, except for equity accounts which are translated at historical rates, are translated into U.S. dollars at the rates of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

The weighted average fair value of each option or stock appreciation right has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2014	2013
Expected volatility	34%	40%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.45% to 2.50%	1.31% to 1.35%
Expected lives	8.5 years	8.5 years

The expected life assumption was determined based on the Company’s historical experience.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  On December 21, 2012, the Company’s Board of Directors declared a special cash dividend of $0.20 per share, payable on December 31, 2012 to shareholders of record on December 24, 2012.  Due to the one-time nature of the special dividend it was not factored into the Black-Scholes fair value calculations.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the stock options.

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

New Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2016 and for the Company, must be adopted for its fiscal year 2018 beginning on May 1, 2017.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for periods beginning after December 15, 2012 and the Company adopted ASU 2013-02 in fiscal year 2014 which began on May 1, 2013.  Such adoption is reflected in the Company’s financial statements resulting in additional disclosures. (See Note 15.)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Test Indefinite-Lived Intangible Assets for Impairment.  Under the requirements of ASU 2012-02 an entity has the option to assess qualitative factors when testing indefinite-lived intangible assets annually to determine whether it is more likely than not that the asset is not impaired.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test or resume performing the qualitative assessment in any subsequent period.  If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted ASU 2012-02 for its fiscal year 2014 which began on May 1, 2013.  The adoption of this ASU had no material impact on the Company’s financial statements.

2.       Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2014	2013
Basic EPS Shares outstanding (weighted average)	8,526,576	8,412,633
Effect of Dilutive Securities	290,381	192,018
Diluted EPS Shares outstanding	8,816,957	8,604,651

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  For the years ended April 30, 2014 and 2013, the number of excluded options and SARS were 270,875 and 939,375, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

3.       Costs and Estimated Earnings in Excess of Billings

At April 30, 2014 and 2013, costs and estimated earnings in excess of billings, net, consist of the following:

	2014	2013
	(in thousands)
Costs and estimated earnings in excess of billings	$11,965	$10,228
Billings in excess of costs and estimated earnings	(1,526)	(1,611)
Net asset	$10,439	$8,617

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2014 and 2013, revenue recognized under percentage of completion contracts was approximately $43.2 million and $35.6 million, respectively.

4.       Inventories

Inventories at April 30, 2014 and 2013, respectively, consisted of the following (in thousands):

	2014	2013
Raw Materials and Component Parts	$24,986	$21,066
Work in Progress	12,385	13,665
Finished Goods	3,856	2,790
	$41,227	$37,521

As of April 30, 2014 and 2013, approximately $33.4 million and $29.9 million, respectively, of total inventory is located in the United States, approximately $7.1 million and $6.9 million, respectively, is located in Belgium and approximately $0.7 million and $0.7 million, respectively, is located in China.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

5.       Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2014 and 2013, consists of the following (in thousands):

	2014	2013
Buildings and building improvements	$5,976	$5,477
Machinery, equipment and furniture	49,651	44,758
	55,627	50,235
Less, accumulated depreciation	44,387	41,919
	$11,240	$8,316

Depreciation and amortization expense for the years ended April 30, 2014 and 2013 was $2,309,000 and $2,250,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2014 and 2013 was approximately $940,000 and $993,000, respectively.

The Company leases its Long Island, New York headquarters building at an annual rent of $800,000 following the Company’s exercise of its option to renew the lease for a second 5-year period.  The lease will end in January 2019.  Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey, China, France and California lease their office and manufacturing facilities.  FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $28,000 in the last two years of the lease which expires in March 2016.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,800 through February 2015.  FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $29,500 and increase each year over the remaining 40 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,100 per month.

Rent expense under operating leases was approximately $1.5 million and $1.3 million for the fiscal years ended April 30, 2014 and 2013.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2014 and 2013, the Company’s balance sheet includes deferred rent payable of approximately $380,000 and $310,000, respectively, which will be recognized over the respective rental periods.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Future minimum lease payments required by the operating leases are as follows (in thousands):

Years ending April 30,	Operating Leases
2015	$1,503
2016	1,473
2017	1,174
2018	925
2019	600
Total future minimum lease payments	$5,675

6.       Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2014 and 2013 are as follows (in thousands):

	April 30, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,927	$116	$(36)	$9,007
Equity securities	6,267	909	(153)	7,023
	$15,194	$1,025	$(189)	$16,030

	April 30, 2013
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,285	$297	$0	$10,582
Equity securities	6,490	1,266	(68)	7,688
	$16,775	$1,563	$(68)	$18,270

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2014
Fixed Income Securities	$501	$(3)	$448	$(33)	$949	$(36)
Equity Securities	366	(1)	925	(152)	1,291	(153)
	$867	$(4)	$1,373	$(185)	$2,240	$(189)

April 30, 2013
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	512	(68)	512	(68)
	$-	$-	$512	$(68)	$512	$(68)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2014 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2014	2013
Proceeds	$4,993	$3,006
Gross realized gains	$367	$47
Gross realized losses	$-	$-

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Maturities of fixed income securities classified as available-for-sale at April 30, 2014 are as follows (at cost, in thousands):

Current	$4,014
Due after one year through five years	3,086
Due after five years through ten years	1,827
$8,927

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

7.	Debt Obligations

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million, of which the Company immediately borrowed $7.2 million, using the proceeds to repay the outstanding balance under the $9.3 million line of credit with another financial institution which formerly managed a substantial portion of the Company’s investment portfolio.  As a result of this refinancing of short-term credit with a long-term obligation, as of April 30, 2013, the Company reclassified the $6.0 million balance payable under the replaced line of credit to long-term debt.  Proceeds from the Facility will be used for working capital and to finance acquisitions.  During the year ended April 30, 2014, the Company borrowed an additional $4.1 million under the Facility, primarily to finance the acquisition of additional manufacturing equipment.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Company may make borrowings under the Facility, from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and, if there are any borrowings under Tranche B, an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the year ended April 30, 2014, the Company met the required covenants for its borrowings under Tranche A.

Under the Company’s subsequently replaced $9.3 million line of credit, noted above, during the fiscal year ended April 30, 2013, the Company borrowed $5.0 million and repaid the same amount.  The highest borrowings under this line of credit during fiscal year 2013 was $8.5 million.  The line was secured by the investments and had no maturity date so long as the Company maintained its investments with the financial institution.  During fiscal year 2013, advances against the line of credit bore interest at variable interest rates between 1.70% and 1.80%.

The Company’s European subsidiaries have available 250,000 Euros (approximately $350,000 based on current rates of exchange between the dollar and the Euro) in a bank credit line to meet short-term cash flow requirements.  As of April 30, 2014 and 2013, no amounts were outstanding under such line of credit.  Borrowings under the bank credit line, if any, must be repaid within one year of receipt of funds.  Interest on this credit line is at 1.0% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2014 and 2013, the rate was 1.235% and 1.117%, respectively, based on the one-month EURIBOR.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

8.           Accrued Liabilities

Accrued liabilities at April 30, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Vacation and other compensation	$1,761	$1,794
Incentive compensation	1,389	1,634
Payroll taxes	1,613	1,323
Deferred revenue	1,023	1,620
Warranty reserve	617	598
Other	958	995
	$7,361	$7,964

9.           Product Warranties

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

	Year Ended April 30,
	2014	2013
Balance at beginning of year	$598	$778
Warranty costs incurred	(339)	(324)
Product warranty accrual	358	144
Balance at end of year	$617	$598

10.       Investment in Morion, Inc.

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

During the fiscal years ended April 30, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $213,000 and $54,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $1,044,000 and $355,000, respectively.  At April 30, 2014, accounts receivable included $276,000 due from Morion and $34,000 was payable to Morion.

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the year ended April 30, 2014, the Company recorded revenues of $500,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue is included in these revenues and gain.    Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

11.          Goodwill and Other Intangible Assets

During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  In February 2012, the Company acquired FEI-Elcom resulting in the recording of goodwill in the amount of $398,000 plus other intangible assets with a value of $275,000.  Management has determined that goodwill is not impaired as of April 30, 2014 and 2013.  The other intangible asset will be amortized over a three-year period from the date of acquisition.  Amortization expense for the years ended April 30, 2014 and 2013 was approximately $91,000 each year.

12.          Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2014 and 2013, the Company contributed 41,775 and 52,715 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $466,000 in fiscal year 2014 and $456,000 in fiscal year 2013.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2014 and 2013, such transactions increased additional paid in capital by $277,000 and $214,000, respectively.  As of April 30, 2014, the profit sharing plan holds an aggregate of 464,652 shares of the Company’s common stock allocated to the accounts of the individual participants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  The Company charged approximately $1.3 million and $1.6 million to selling and administrative expenses under these plans for the fiscal years ended April 30, 2014 and 2013, respectively.

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

Typically, options and SARS vest over a four-year period from the date of grant.  The options and SARS expire ten years after the date of grant and are subject to certain restrictions on transferability of the shares obtained on exercise.  As of April 30, 2012, a consultant, who is the son of the Company’s president, had been granted options to purchase 56,625 shares of Company stock under NQSO plans at a weighted average  exercise price of $5.60.     During the years ended April 30, 2014 and 2013, the consultant elected cashless exercises of 17,500 shares at an exercise price of $6.67 (resulting in a net issuance of 7,276 shares) and 19,125 shares at an exercise price of $3.50 per share (resulting in a net issuance of 11,011 shares), respectively.  The remaining 20,000 options are outstanding and exercisable at an exercise price of $6.67.  The options expire one year after the termination of the consulting agreement which has no expiration date.  As of April 30, 2014, eligible employees had been granted options to purchase approximately 172,500 shares of Company stock under ISO plans, of which approximately 95,000 options with a weighted average exercise price of $13.15 are both outstanding and exercisable.  The Company provides option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  During the year ended April 30, 2014, employees exercised ISOs for 77,500 shares of Company stock choosing to do so in cashless exercises.  Such cashless exercises of stock options under ISO and NQSO plans, including the consultant shares above, aggregated 95,000 shares.  Accordingly, the Company issued 14,828 shares on exercise and returned 80,172 shares to the pool of available shares which may be used for future grants.  As of April 30, 2014, eligible employees and directors have been granted SARS based on approximately 1,711,000 shares of Company stock, of which approximately 1,608,000 shares are outstanding and approximately 1,028,000 shares with a weighted average exercise price of $8.01 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Company’s stock plan.  During the year ended April 30, 2014, employees exercised SARS representing 101,000 shares of Company stock and received 50,556 shares of Company stock.  The 50,444 share difference was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table summarizes information about stock option activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – April 30, 2012	1,629,700	$7.95	6.4 years
Granted	209,000	8.82
Exercised	(113,075)	5.63
Expired or Canceled	(17,000)	5.16
Outstanding – April 30, 2013	1,708,625	$8.23	6.1 years
Granted	212,000	10.30
Exercised	(196,000)	7.16
Expired or Canceled	(2,000)	10.06
Outstanding – April 30, 2014	1,722,625	$8.60	6.0 years	$3,913,368
Exercisable	1,142,750	$8.42	4.8 years	$2,964,498
Available for future grants	6,816

As of April 30, 2014, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $2,016,000.  These costs are expected to be recognized over a weighted average period of 2.5 years.

During the years ended April 30, 2014 and 2013, 268,875 and 254,813 shares, respectively, vested, the fair value of which was approximately $993,000 and $847,000, respectively.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2014 and 2013, were approximately $4.57 and $4.16, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $426,000 and $410,000 for the years ended April 30, 2014 and 2013, respectively.  Selling and administrative expenses include stock-based compensation expense of approximately $676,000 and $537,000 for the years ended April 30, 2014 and 2013, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the years ended April 30, 2014 and 2013, the Company realized $182,000 and $152,000 respectively, of tax benefits from the exercise of stock options and SARS.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2014 and 2013 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan and the outstanding grant will expire in fiscal year 2015.

At April 30, 2014 and 2013, options for 30,000 shares, at a weighted average exercise price of $14.76, were issued and outstanding under this plan.  No other activities occurred during the two year period ended April 30, 2014.

Restricted Stock Plan:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2014 and 2013, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990, the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal year 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal year 2000, all shares (1,071,652) had been allocated to participant accounts of which 402,378 shares remain in the ESOP.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2014 and 2013 was approximately $780,000 and $616,000, respectively.

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

13.          Income Taxes

The income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2014	2013
U.S.	$7,565	$7,028
Foreign	(1,265)	(1,942)
	$6,300	$5,086

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The provision for income taxes consists of the following (in thousands):

	2014	2013
Current:
Federal	$2,190	$1,680
Foreign	-	-
State	230	40
Current provision	2,420	1,720
Deferred:
Federal	(280)	(145)
Foreign	(103)	(585)
State	120	(80)
Deferred benefit	(263)	(810)
Change in valuation allowance	103	490
Total provision	$2,260	$1,400

The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands):

	2014	2013
Computed "expected" tax expense	$2,142	$1,729
State and local tax, net of federal benefit	214	(81)
Valuation allowance on deferred tax assets	103	490
Foreign losses without tax benefit	222	29
Nondeductible expenses	199	178
Nontaxable life insurance cash value increase	(151)	(168)
Tax credits	(203)	(299)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	(266)	(478)
	$2,260	$1,400

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The components of deferred taxes are as follows (in thousands):

	2014	2013
Deferred tax assets:
Employee benefits	$6,860	$6,490
Inventory	1,750	1,980
Accounts receivable	570	470
Tax credits	770	990
Other liabilities	240	270
Net operating loss carryforwards	3,130	3,040
Total deferred tax asset	13,320	13,240
Deferred tax liabilities:
Marketable securities	280	540
Property, plant and equipment	1,050	1,310
Net deferred tax asset	11,990	11,390
Valuation allowance	(2,120)	(1,900)
Net deferred tax assets	$9,870	$9,490

Net deferred tax assets are comprised of the following (in thousands):

	2014	2013
Gross current assets	$3,600	$3,890
Valuation allowance	-	-
Current liabilities	(380)	(720)
Net current deferred tax assets	3,220	3,170

Gross noncurrent assets	9,940	9,600
Valuation allowance	(2,120)	(1,900)
Noncurrent liabilities	(1,170)	(1,380)
Net noncurrent deferred tax assets	6,650	6,320
Net deferred tax assets	$9,870	$9,490

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  The change in valuation allowance during the year ended April 30, 2014 was an increase of $220,000, including a foreign exchange adjustment of $117,000.  For the year ended April 30, 2013, the change in valuation allowance was an increase of $445,000 which consists of the $490,000 deferred tax provision less a foreign exchange adjustment of $45,000.

At April 30, 2014, the Company has available approximately $3.6 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $5.6 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 18 years.

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards.  It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.  The Company's tax returns for April 30, 2006 and 2007 have been examined by the Internal Revenue Service, which resulted in no material adjustments.  The Company's tax years from April 30, 2011 through April 30, 2014 remain open to examination by state tax authorities and by the Internal Revenue Service.

14.           Segment Information

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2014		2013
Net revenues:
FEI-NY	$55,772		$52,567
Gillam-FEI	9,995	**	11,825	**
FEI-Zyfer	7,990		10,523
less intersegment revenues	(2,207	)**	(5,983	)**
Consolidated revenues	$71,550		$68,932
Operating profit (loss):
FEI-NY	$6,403		$7,334
Gillam-FEI	(520	)**	(1,643	)**
FEI-Zyfer	(626)		(552)
Corporate	(384)		(460)
Consolidated operating profit	$4,873		$4,679

**For fiscal years ended April 30, 2014 and 2013, includes Gillam-FEI intersegment sales of $1.6 million and $4.1 million, respectively, to the FEI-NY and FEI-Zyfer segments.  Such sales consist principally of design and development of automatic test equipment for satellite hardware production and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S.  In the Gillam-FEI segment, these transactions reduced the operating loss in each of the fiscal years.  In addition, during the fourth quarter of fiscal year 2013, Gillam-FEI wrote down $1.4 million of accumulated costs related to hardware and software design of a product in connection with the French government’s smart electrical grid initiative.  Based on slower than anticipated rollout of this project, the Company has less visibility regarding the probable schedule for obtaining production-level orders, which are now anticipated to occur no earlier than fiscal year 2015.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

	2014	2013
Identifiable assets:
FEI-NY (approximately $3 million in China)	$62,969	$55,508
Gillam-FEI (all in Belgium or France)	19,595	18,071
FEI-Zyfer	11,220	10,418
less intersegment receivables	(19,819)	(18,903)
Corporate	45,496	43,815
Consolidated identifiable assets	$119,461	$108,909
Depreciation and amortization (allocated):
FEI-NY	$2,021	$1,892
Gillam-FEI	261	304
FEI-Zyfer	174	202
Corporate	15	15
Consolidated depreciation and amortization expense	$2,471	$2,413

Major Customers

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2014 and 2013, approximately 54% and 62% respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2014, sales to two customers of the FEI-NY segment aggregated $29.4 million or 53% of that segment’s total sales.  Each of these customers also exceeded 10% of the Company’s consolidated revenues.  During the year ended April 30, 2014, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, one customer accounted for more than 10% of that segment’s sales.  None of the customers in the Gillam-FEI and FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:

	(in thousands)
	2014	2013
France	$8,932	$9,527
Belgium	5,719	4,240
Russia	1,046	355
China	492	565
Other	2,488	3,035
	$18,677	$17,722

15.           Other Comprehensive Income (Loss)

In fiscal year 2014, the Company adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of Accumulated Other Comprehensive Income (“AOCI”) on net income.  Changes in AOCI by component and reclassifications out of AOCI are as follows (in thousands):

Change in	Foreign
Market Value	Currency
of Marketable	Translation
Securities	Adjustment	Total
Balance April 30, 2012, net of taxes	$895	$3,275	$4,170
Items of other comprehensive income (loss) before reclassification, pretax	868	(782)	86
Tax effect	(313)	-	(313)
Items of other comprehensive income (loss)before reclassification, net of taxes	555	(782)	(227)
Reclassification adjustments, pretax **	(47)
Tax effect	17	(30)	-	(30)
Total other comprehensive income (loss), net of taxes	525	(782)	(257)
Balance April 30, 2013	1,420	2,493	3,913
Items of other comprehensive income (loss) before reclassification, pretax	(292)	505	213
Tax effect	130	-	130
Items of other comprehensive income (loss) before reclassification, net of taxes	(162)	505	343
Reclassification adjustments, pretax **	(367)
Tax	125	(242)	-	(242)
Total other comprehensive income (loss), net of taxes	(404)	505	101
Balance April 30, 2014	$1,016	$2,998	$4,014

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2014, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2014.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2014.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2014.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed for the annual meeting of stockholders to be held on or about October 8, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets April 30, 2014 and 2013	23

Consolidated Statements of Income and Comprehensive Income -years ended April 30, 2014 and 2013	24

Consolidated Statements of Cash Flows - years ended April 30, 2014 and 2013	25-26

Consolidated Statements of Changes in Stockholders' Equity - years ended April 30, 2014 and 2013	27

Notes to Consolidated Financial Statements	28-50

 (2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the year ended April 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

The exhibits listed on the accompanying Index to Exhibits beginning on page 55 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Alan L. Miller
Alan L. Miller
Chief Financial Officer
and Secretary/Treasurer

Dated:  July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/14
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/14
Joel Girsky

/s/ S. Robert Foley	Director	7/29/14
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/14
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/14
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/14
Alan L. Miller	and Secretary/Treasurer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(12)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of its 2014 audit report in Registrant’s Form S-8 Registration Statements.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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