Form 10-Q
period 2014-07-31
FREQUENCY ELECTRONICS INC
filed 2014-09-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2014

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

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2014 – 8,590,517

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$4,543	$7,698
Marketable securities	15,211	16,030
Accounts receivable, net of allowance for doubtful accounts of $216 at July 31, 2014 and $234 at April 30, 2014	14,720	7,741
Costs and estimated earnings in excess of billings, net	10,447	10,439
Inventories	42,806	41,227
Deferred income taxes	3,177	3,220
Prepaid expenses and other	1,185	1,507
Total current assets	92,089	87,862
Property, plant and equipment, at cost, less accumulated depreciation and amortization	11,998	11,240
Deferred income taxes	6,650	6,650
Goodwill and other intangible assets	667	689
Cash surrender value of life insurance and cash held in trust	11,462	11,321
Other assets	1,682	1,699
Total assets	$124,548	$119,461
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$3,274	$2,336
Accrued liabilities	7,761	7,361
Total current liabilities	11,035	9,697
Long term debt- noncurrent	12,400	10,100
Deferred compensation	10,774	10,724
Deferred rent and other liabilities	556	594
Total liabilities	34,765	31,115
Commitments and contingencies
Stockholders' equity:
Preferred stock- $1.00 par value	-	-
Common stock-$1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	53,523	53,181
Retained earnings	25,421	24,702
	88,108	87,047
Common stock reacquired and held in treasury - at cost (574 shares at July 31, 2014 and 593 shares at April 30, 2014)	(2,630)	(2,715)
Accumulated other comprehensive income	4,305	4,014
Total stockholders' equity	89,783	88,346
Total liabilities and stockholders' equity	$124,548	$119,461

See accompanying notes to condensed consolidated financial statements.

3 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended July 31,
(Unaudited)

Condensed Consolidated Statements of Income	2014	2013
	(In thousands except per share data)

Net revenues	$19,740	$16,827
Cost of revenues	14,075	10,561
Gross margin	5,665	6,266

Selling and administrative expenses	3,498	3,560
Research and development expense	1,239	1,743
Operating profit	928	963
Other income (expense):
Investment income	414	143
Interest expense	(34)	(59)
Other income, net	1	9
Income before provision for income taxes	1,309	1,056
Provision for income taxes	590	380
Net income	$719	$676

Net income per common share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Average shares outstanding:
Basic	8,579	8,490
Diluted	8,857	8,726

Condensed Consolidated Statements of Comprehensive Income
Net income	$719	$676
Other comprehensive income (loss):
Foreign currency translation adjustment	205	(158)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($139) and $189	271	(275)
Reclassification adjustment for realized gains included in net income, net of tax of $95 and $0	(185)	-
Total unrealized gain (loss) on marketable securities, net of tax	86	(275)

Total other comprehensive income (loss)	291	(433)
Comprehensive income	$1,010	$243

See accompanying notes to consolidated condensed financial statements.

4 of 20

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31,
(Unaudited)

	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$719	$676
Non-cash charges to earnings, net	1,069	1,270
Net changes in operating assets and liabilities	(7,432)	(4,115)
Net cash used in operating activities	(5,644)	(2,169)

Cash flows from investing activities:
Purchase of marketable securities	(1,018)	(39)
Proceeds on redemption of marketable securities	2,230	1,000
Purchase of fixed assets	(1,153)	(1,456)
Net cash provided by (used in) investing activities	59	(495)

Cash flows from financing activities:
Borrowings from long-term credit facility	2,300	3,200
Tax benefit from exercise of stock-based compensation	26	134
Payment of lease obligations	-	(10)
Net cash provided by financing activities	2,326	3,324

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(3,259)	660

Effect of exchange rate changes on cash and cash equivalents	104	29

Net (decrease) increase in cash and cash equivalents	(3,155)	689

Cash and cash equivalents at beginning of period	7,698	3,460

Cash and cash equivalents at end of period	$4,543	$4,149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34	$52
Income Taxes	$41	$2

See accompanying notes to condensed consolidated financial statements.

5 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2014 and the results of its operations and cash flows for the three months ended July 31, 2014 and 2013.  The April 30, 2014 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014 filed on July 29, 2014.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2014	2013
Basic EPS Shares outstanding (weighted average)	8,578,733	8,489,901
Effect of Dilutive Securities	278,116	236,422
Diluted EPS Shares outstanding	8,856,849	8,726,323

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS for the three months ended July 31, 2014 and 2013 were 300,875 and 293,375, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2014 and April 30, 2014, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2014	April 30, 2014
	(In thousands)
Costs and estimated earnings in excess of billings	$11,290	$11,965
Billings in excess of costs and estimated earnings	(843)	(1,526)
Net asset	$10,447	$10,439

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2014 and 2013, revenue recognized under percentage of completion contracts was approximately $12.9 million and $9.7 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2014, the Company made a contribution of 10,569 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 8,294 shares from treasury upon the exercise of stock options and SARs by certain officers and employees of the Company.

6 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2014	April 30, 2014
	(In thousands)

Raw Materials and Component Parts	$24,343	$24,986
Work in Progress	13,441	12,385
Finished Goods	5,022	3,856
	$42,806	$41,227

As of July 31, 2014 and April 30, 2014, approximately $32.7 million and $33.4 million, respectively, of total inventory is located in the United States, approximately $8.7 million and $7.1 million, respectively, is located in Belgium and $1.4 million and $0.7 million, respectively, is located in China.

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

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom Tech (“FEI-Elcom”) and FEI-Asia.  FEI-Asia functions primarily as a manufacturing facility for the Company’s commercial product subsidiaries with historically minimal sales to outside customers.  Beginning in late fiscal year 2014, FEI-Asia began shipping higher volumes of product to third parties as a contract manufacturer.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2014	2013
Net revenues:
FEI-NY	$17,257	$13,174
Gillam-FEI	1,491	2,695
FEI-Zyfer	1,120	1,988
less intercompany revenues	(128)	(1,030)
Consolidated revenues	$19,740	$16,827

	Three months ended July 31,
	2014	2013
Operating profit (loss):
FEI-NY	$2,080	$1,176
Gillam-FEI	(578)	56
FEI-Zyfer	(506)	(200)
Corporate	(68)	(69)
Consolidated operating profit	$928	$963

	July 31, 2014	April 30, 2014
Identifiable assets:
FEI-NY (approximately $4.6 million in China)	$71,759	$62,969
Gillam-FEI (all in Belgium or France)	18,432	19,595
FEI-Zyfer	10,440	11,220
less intersegment balances	(18,403)	(19,819)
Corporate	42,320	45,496
Consolidated identifiable assets	$124,548	$119,461

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

During the three months ended July 31, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $65,000 and $30,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $183,000 and $142,000, respectively.  At July 31, 2014 and April 30, 2014, accounts receivable included $342,000 and $276,000, respectively, due from Morion and $40,000 and $34,000, respectively, was payable to Morion.

8 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement requires the Company to sell certain fully-depreciated production equipment currently owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  The $925,000 deposit previously recorded as deferred revenue was recognized as income during the second quarter of fiscal year 2014.  Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2014 and April 30, 2014 are as follows (in thousands):

	July 31, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$7,410	$112	$(19)	$7,503
Equity securities	6,836	943	(71)	7,708
	$14,246	$1,055	$(90)	$15,211

	April 30, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,927	$116	$(36)	$9,007
Equity securities	6,267	909	(153)	7,023
	$15,194	$1,025	$(189)	$16,030

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2014
Fixed Income Securities	$95	$-	$460	$(19)	$555	$(19)
Equity Securities	1,480	(33)	590	(38)	2,070	(71)
	$1,575	$(33)	$1,050	$(57)	$2,625	$(90)
April 30, 2014
Fixed Income Securities	$501	$(3)	$448	$(33)	$949	$(36)
Equity Securities	366	(1)	925	(152)	1,291	(153)
	$867	$(4)	$1,373	$(185)	$2,240	$(189)

9 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2014 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2014 and 2013, the Company sold or redeemed available-for-sale securities in the amounts of $2.2 million and $1.0 million, respectively, realizing a gain of approximately $280,000 in the fiscal year 2015 period and no gain in the prior fiscal year.

Maturities of fixed income securities classified as available-for-sale at July 31, 2014 are as follows, at cost (in thousands):

Current	$3,520
Due after one year through five years	2,065
Due after five years through ten years	1,825
$7,410

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

NOTE J – CREDIT FACILITY

The Company has a credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  Under the Facility the Company may make borrowings from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings of $12.4 million under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended July 31, 2014, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the three months ended July 31, 2014 and 2013, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of July 31, 2014 and April 30, 2014, the remaining deferred tax asset valuation allowance is approximately $2.1 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

11 of 20

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

12 of 20

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2015 and 2014 (which end on April 30, 2015 and 2014, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2014	2013
Net Revenues
FEI-NY	87.4%	78.3%
Gillam-FEI	7.6	16.0
FEI-Zyfer	5.7	11.8
Less intersegment revenues	(0.7)	(6.1)
	100.0	100.0
Cost of revenues	71.3	62.8
Gross margin	28.7	37.2
Selling and administrative expenses	17.7	21.1
Research and development expenses	6.3	10.4
Operating profit	4.7	5.7
Other income, net	1.9	0.6
Pretax income	6.6	6.3
Provision for income taxes	3.0	2.3
Net income	3.6%	4.0%

Revenues

	Three months ended July 31,
	(in thousands)
			Change
Segment	2014	2013	$	%
FEI-NY	$17,257	$13,174	$4,083	31%
Gillam-FEI	1,491	2,695	(1,204)	(45%)
FEI-Zyfer	1,120	1,988	(868)	(44%)
Intersegment sales	(128)	(1,030)	902
	$19,740	$16,827	$2,913	17%

13 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the three months ended July 31, 2014, revenues from commercial and U.S. Government satellite programs accounted for more than 60% of consolidated revenues compared to 55% for the same period of fiscal year 2014.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for less than 10% of consolidated revenues as compared to one-fourth of revenues in fiscal year 2014.  The Company continues to experience delays in booking non-space U.S. Government business due to uncertainties related to the federal budget process in the United States.  Network infrastructure and other industrial revenues accounted for one-fourth of consolidated revenues as compared to 20% of revenues in the prior year.  The principal component of this growth is increased third party revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment orders.  Lower revenues at Gillam-FEI are primarily due to reduced intersegment sales.

For the three months ended July 31, 2013, revenues from commercial and U.S. Government satellite programs accounted for more than 55% of consolidated revenues and increased by 16% over the same period of fiscal year 2013.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, also increased by 40% over the prior year and accounted for approximately one-fourth of consolidated fiscal year 2014 revenues.  Network infrastructure and other industrial revenues in the fiscal year 2014 period, declined by approximately 40% from the same period of fiscal year 2013 and accounted for approximately 20% of consolidated revenues.  Such revenues are recorded in all three segments although the largest sales are recorded in the Gillam-FEI and FEI-Zyfer segments.  Gillam-FEI total revenues increased over the prior year primarily due to intersegment sales which are eliminated in consolidation.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, revenues for fiscal year 2015 are expected to grow.  Satellite payload revenues will remain the dominant portion of the Company’s business and represents the Company’s best growth opportunity.  Revenues from non-space U.S. Government/DOD customers are also expected to increase, particularly for the FEI-Zyfer segment, as it receives additional funding on an U.S. Government initiative to protect secure communications from jamming and spoofing of GPS systems.

Gross margin

	Three months ended July 31,
	(in thousands)
			Change
	2014	2013	$	%
	$5,665	$6,266	$(601)	(10%)
GM Rate	28.7%	37.2%

Gross margin for the three month period ended July 31, 2014, decreased primarily due to lower revenues on non-space U.S. Government business and at the Gillam-FEI segment.  Low sales volume at the Company’s subsidiaries did not cover the fixed costs of these entities.  The FEI-NY segment recorded an increase in gross margin on higher revenues but its gross margin rate was lower due to product mix.

Gross margin for the three month period ended July 31, 2013, increased as a result of higher revenues particularly in the FEI-NY segment.  The gross margin rate in fiscal year 2014, while improved over the prior year, was reduced by unabsorbed overhead costs.  The gross margin rate is also impacted by product mix.

The gross margin rates recorded in the fiscal year 2015 and 2014 periods were less than the Company’s targeted rate of 40% at current revenue levels.  The Company anticipates revenues will increase at its FEI-Zyfer and Gillam-FEI segments which, along with product mix changes, will result in improved gross margin rates for the remainder of fiscal year 2015.

14 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Three months ended July 31,
(in thousands)
		Change
2014	2013	$	%
$3,498	$3,560	$(62)	(2%)

For the three-month periods ended July 31, 2014 and 2013, selling and administrative ("SG&A”) expenses were approximately 18% and 21%, respectively, of consolidated revenues.  The decrease in SG&A expenses in the fiscal year 2015 quarter compared to the same period of fiscal year 2014 was due to lower selling expenses related to the lower sales volume in the Gillam-FEI and FEI-Zyfer segments partially offset by increased incentive compensation in the FEI-NY segment.  For the remainder of fiscal year 2015, the Company expects SG&A  expenses to be incurred at approximately the same rate and to be less than 20% of consolidated revenues.

Research and development expense

Three months ended July 31,
(in thousands)
		Change
2014	2013	$	%
$1,239	$1,743	$(504)	(29%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the three-month periods ended July 31, 2014 and 2013, was approximately 6% and 10% of revenues, respectively.  In the fiscal year 2015 period, the Company continued the development of new satellite payload microwave receivers/converters from DC to Ka band.  Such satellite payload products are anticipated to be ready for customer evaluation and new contract awards during fiscal year 2015.  Internal R&D spending also includes development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product design and process improvements to enhance product manufacturability and reduce production costs.

In addition to internal research and development efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2015, the Company is targeting to spend less than 10% of revenues on internal research and development projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Three months ended July 31,
(in thousands)
		Change
2014	2013	$	%
$928	$963	$($35)	(4%)

Higher consolidated revenues were offset by decreased gross margin in fiscal year 2015 compared to the same period of fiscal year 2014.  Lower SG&A and R&D expenses for the period ended July 31, 2014 compared to the same period in fiscal 2014 yielded an operating profit comparable to the prior year.

As a percentage of revenue, fiscal year 2015 operating profit was 4.7% of revenues compared to 5.7% of revenues last year.  The Company anticipates that increased non-space revenues at its subsidiaries for the remainder of fiscal year 2015, will enable it to generate an operating profit that exceeds that of fiscal year 2014.

15 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Three months ended July 31,
	(in thousands)
			Change
	2014	2013	$	%
Investment income	$414	$143	$271	190%
Interest expense	(34)	(59)	25	42%
Other income, net	1	9	(8)	(89%)
	$381	$93	$288	310%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the three months ended July 31, 2014, the Company recorded a gain of approximately $280,000 on the sale of certain marketable securities as compared to no gain during the same period of fiscal year 2014.

The decrease in interest expense for the three months ended July 31, 2014 compared to the same period of fiscal year 2014 is due to the lower interest rate charged under the Company’s credit facility from a bank.  This credit facility replaced a line of credit from another financial institution during the first quarter of fiscal year 2014.

Income tax provision

Three months ended July 31,
(in thousands)
		Change
2014	2013	$	%
$590	$380	$210	55%
Effective tax rate on pre-tax book income:
45.1%	36.0%

The provision for income taxes for the three months ended July 31, 2014 increased from the same period of fiscal year 2014 due to a 24% increase in pretax income as well as an increased effective tax rate.  The effective tax rate in fiscal year 2015 is expected to be in the mid-30% range depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.  During the first quarter of fiscal year 2015, foreign losses as a proportion of consolidated pre-tax income were higher than are expected to be realized during the balance of fiscal year 2015.

The provision for income taxes for the three months ended July 31, 2013 decreased from the same period of fiscal year 2013 due to a 12% decrease in pretax income.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium and 25% in China.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries for which no tax benefit is currently available.  In addition, the Company utilizes the availability of research and development tax credits (“R&D Credit”) and the Domestic Production Activity credit in the United States to lower its tax rate.  The R&D Credit expired on December 31, 2013 and the U.S. Congress has yet to reinstate it.  As of April 30, 2014, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $3.6 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $5.6 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 18 years.

16 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net income

Three months ended July 31,
(in thousands)
		Change
2014	2013	$	%
$719	$676	$43	6%

As detailed above, for the three months ended July 31, 2014, operating profit was similar to the prior fiscal year while other income, including a gain on the sale of marketable securities, resulted in a 24% increase in pretax income in the fiscal year 2015 period.  The higher provision for income taxes partially offset the increased pretax income resulting in a 6% increase in net income for the quarter as compared to the prior year period.  Based on recent bookings and its backlog, the Company expects to record higher consolidated revenue and to realize improved gross margins and operating profits over the remainder of fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $81.1 million at July 31, 2014, compared to working capital of $78.2 million at April 30, 2014.  Included in working capital at July 31, 2014 is $19.8 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2014 is 8.3 to 1.

For the three months ended July 31, 2014, the Company used cash from operations in the amount of $5.6 million compared to the use of cash from operating activities of $2.2 million in the comparable fiscal year 2014 period.  The reduced cash flow in the fiscal year 2015 period resulted primarily from a near doubling of accounts receivable and increased inventory levels compared to the balances as of the end of the previous fiscal year.  For the three-month periods ended July 31, 2014 and 2013, the Company incurred approximately $1.1 million and $1.3 million, respectively, of non-cash operating expenses such as depreciation and amortization and accruals for employee benefit programs.  The Company expects to collect a high percentage of the billed accounts receivable during its second fiscal quarter and anticipates it will generate positive cash flow from operating activities in that quarter and for the balance of fiscal year 2015.

Net cash provided by investing activities for the three months ended July 31, 2014, was $59,000 compared to $495,000 used in such activity for the same period of fiscal year 2014.  During the fiscal year 2015 period, marketable securities were sold or redeemed in the aggregate amount of $2.2 million compared to $1.0 million of such redemptions during the fiscal year 2014 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended July 31, 2014 and 2013 in the amount of $1.0 million and $39,000, respectively.  In the fiscal quarters ended July 31, 2014 and 2013, the Company acquired property, plant and equipment in the amount of approximately $1.2 million and $1.5 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $3.0 million and $4.0 million on capital equipment during fiscal year 2015.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the three months ended July 31, 2014 and 2013 was $2.3 million and $3.3 million, respectively.  During the fiscal quarters, the Company borrowed $2.3 million and $3.2 million, respectively, under its credit facility with a bank.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  For the three months ended July 31, 2014 and 2013, the Company realized $26,000 and $134,000, respectively, from the tax benefit arising from the exercise of stock-based awards.  During the fiscal year 2014 period, the Company made payments of $10,000 against capital lease obligations.

17 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2014, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of July 31, 2014, the Company's consolidated backlog is approximately $57 million compared to $48 million at April 30, 2014, the end of fiscal year 2014.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2014 is approximately $2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least July 31, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

18 of 20

PART II. OTHER INFORMATION

Item 6.    Exhibits

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 15, 2014	By:	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer

20 of 20