Form 10-Q
period 2014-10-31
FREQUENCY ELECTRONICS INC
filed 2014-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 8, 2014 – 8,605,666

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2014	2014
	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$6,415	$7,698
Marketable securities	13,830	16,030
Accounts receivable, net of allowance for doubtful accounts of $216 at October 31, 2014 and $234 at April 30, 2014	12,861	7,741
Costs and estimated earnings in excess of billings, net	11,305	10,439
Inventories	41,265	41,227
Deferred income taxes	3,163	3,220
Prepaid expenses and other	1,312	1,507
Total current assets	90,151	87,862
Property, plant and equipment, at cost, less accumulated depreciation and amortization	13,232	11,240
Deferred income taxes	6,650	6,650
Goodwill and other intangible assets	644	689
Cash surrender value of life insurance and cash held in trust	11,603	11,321
Other assets	1,761	1,699
Total assets	$124,041	$119,461

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$3,774	$2,336
Accrued liabilities	6,540	7,361
Total current liabilities	10,314	9,697
Long term debt- noncurrent	11,400	10,100
Deferred compensation	10,914	10,724
Deferred rent and other liabilities	512	594
Total liabilities	33,140	31,115
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	53,865	53,181
Retained earnings	26,710	24,702
	89,739	87,047
Common stock reacquired and held in treasury - at cost (561 shares at October 31, 2014 and 593 shares at April 30, 2014)	(2,571)	(2,715)
Accumulated other comprehensive income	3,733	4,014
Total stockholders' equity	90,901	88,346
Total liabilities and stockholders' equity	$124,041	$119,461

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Six Months Ended October 31,
(Unaudited)

	2014	2013
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$38,983	$33,834
Cost of revenues	26,644	21,336
Gross margin	12,339	12,498
Selling and administrative expenses	6,970	7,045
Research and development expense	2,645	3,226
Operating profit	2,724	2,227

Other income (expense):
Investment income	625	351
Interest expense	(81)	(95)
Other income (expense), net	(10)	734
Income before provision for income taxes	3,258	3,217
Provision for income taxes	1,250	1,150
Net income	$2,008	$2,067

Net income per common share
Basic	$0.23	$0.24
Diluted	$0.23	$0.24

Weighted average shares outstanding
Basic	8,589	8,505
Diluted	8,860	8,780

Condensed Consolidated Statements of Comprehensive Income
Net income	$2,008	$2,067
Other comprehensive income (loss):
Foreign currency translation adjustment	(392)	818
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($186) and $255	360	(401)
Reclassification adjustment for realized gains included in net income, net of tax of $128 and $25	(249)	(49)
Total unrealized gain (loss) on marketable securities, net of tax	111	(450)

Total other comprehensive (loss) income	(281)	368
Comprehensive income	$1,727	$2,435

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended October 31,
(Unaudited)

	2014	2013
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$19,243	$17,007
Cost of revenues	12,569	10,775
Gross margin	6,674	6,232

Selling and administrative expenses	3,472	3,485
Research and development expense	1,406	1,483
Operating profit	1,796	1,264
Other income (expense):
Investment income	211	208
Interest expense	(47)	(36)
Other income (expense), net	(11)	725
Income before provision for income taxes	1,949	2,161
Provision for income taxes	660	770
Net income	$1,289	$1,391

Net income per common share
Basic	$0.15	$0.16
Diluted	$0.15	$0.16

Weighted average shares outstanding
Basic	8,598	8,520
Diluted	8,877	8,822

Condensed Consolidated Statements of Comprehensive Income
Net income	$1,289	$1,391
Other comprehensive income (loss):
Foreign currency translation adjustment	(597)	976
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($47) and $66	89	(126)
Reclassification adjustment for realized gains included in net income, net of tax of $33 and $25	(64)	(49)
Total unrealized gain (loss) on marketable securities, net of tax	25	(175)

Total other comprehensive (loss) income	(572)	801
Comprehensive income	$717	$2,192

See accompanying notes to consolidated condensed financial statements.

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$2,008	$2,067
Non-cash charges to earnings	2,333	2,800
Gain on sale of equipment	-	(736)
Net changes in operating assets and liabilities	(6,847)	(6,634)
Net cash used in operating activities	(2,506)	(2,503)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	4,130	1,767
Purchase of marketable securities	(1,418)	(67)
Purchase of fixed assets and other assets	(3,120)	(2,786)
Net cash used in investing activities	(408)	(1,086)

Cash flows from financing activities:
Proceeds from credit line borrowings	2,300	4,100
Payment of credit line borrowings	(1,000)	-
Tax benefit from exercise of stock-based compensation	29	157
Payment of lease obligations	-	(15)
Net cash provided by financing activities	1,329	4,242

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(1,585)	653

Effect of exchange rate changes on cash and cash equivalents	302	949

Net (decrease) increase in cash and cash equivalents	(1,283)	1,602

Cash and cash equivalents at beginning of period	7,698	3,460

Cash and cash equivalents at end of period	$6,415	$5,062

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$82	$87
Income Taxes	$490	$1,260

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2014 and the results of its operations and cash flows for the six and three months ended October 31, 2014 and 2013.  The April 30, 2014 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014, filed on July 29, 2014.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2014	2013	2014	2013
Weighted average shares outstanding:
Basic	8,588,594	8,504,810	8,598,456	8,519,718
Effect of dilutive securities	271,230	275,578	278,516	302,061
Diluted	8,859,824	8,780,388	8,876,972	8,821,779

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were

	Six months		Three months
	Periods ended October 31,
	2014	2013	2014	2013
Outstanding options and SARS excluded	274,000	290,375	240,000	272,375

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2014 and April 30, 2014, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2014	April 30, 2014
	(In thousands)
Costs and estimated earnings in excess of billings	$12,351	$11,965
Billings in excess of costs and estimated earnings	(1,046)	(1,526)
Net asset	$11,305	$10,439

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2014, revenue recognized under percentage of completion contracts was approximately $24.4 million and $11.5 million, respectively.  During the six and three months ended October 31, 2013, such revenue was approximately $19.5 million and $9.8 million, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six and three month periods ended October 31, 2014, the Company made contributions of 22,432 shares and 10,569 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 9,653 shares and 8,294 shares, respectively, from treasury upon the exercise of SARs by certain officers and employees of the Company.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2014	April 30, 2014
	(In thousands)

Raw Materials and Component Parts	$25,287	$24,986
Work in Progress	10,776	12,385
Finished Goods	5,202	3,856
	$41,265	$41,227

As of October 31, 2014 and April 30, 2014, approximately $32.6 million and $33.4 million, respectively, of total inventory is located in the United States, approximately $7.2 million and $7.1 million, respectively, is located in Belgium and $1.5 million and $0.7 million, respectively, is located in China.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2014	2013	2014	2013
Revenues:
FEI-NY	$31,937	$26,039	$14,680	$12,865
Gillam-FEI	4,547	4,568	3,056	1,873
FEI-Zyfer	4,180	4,352	3,060	2,363
less intersegment revenues	(1,681)	(1,125)	(1,553)	(94)
Consolidated revenues	$38,983	$33,834	$19,243	$17,007

	Six months		Three months
	Periods ended October 31,
	2014	2013	2014	2013
Operating profit (loss):
FEI-NY	$3,279	$2,740	$1,199	$1,564
Gillam-FEI	(513)	(36)	65	(92)
FEI-Zyfer	159	(275)	665	(76)
Corporate	(201)	(202)	(133)	(132)
Consolidated operating profit	$2,724	$2,227	$1,796	$1,264

	October 31, 2014	April 30, 2014
Identifiable assets:
FEI-NY (approximately $3.4 million in China)	$70,987	$62,969
Gillam-FEI (all in Belgium or France)	17,443	19,595
FEI-Zyfer	11,957	11,220
less intersegment balances	(19,364)	(19,819)
Corporate	43,018	45,496
Consolidated identifiable assets	$124,041	$119,461

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

During the six months ended October 31, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $96,000 and $98,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $289,000 and $652,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended October 31, 2014 and 2013, the Company acquired product from Morion in the aggregate amount of approximately $20,000 and $68,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $106,000 and $510,000, respectively.  At October 31, 2014, approximately $1,400 was payable to Morion and accounts receivable from Morion was approximately $69,000.

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the six and three-month periods ended October 31, 2013, the Company recorded revenues of $400,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue was included in these revenues and gain.  Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2014 and April 30, 2014 are as follows (in thousands):

	October 31, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$5,893	$100	$(28)	$5,965
Equity securities	6,932	1,029	(96)	7,865
	$12,825	$1,129	$(124)	$13,830

	April 30, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,927	$116	$(36)	$9,007
Equity securities	6,267	909	(153)	7,023
	$15,194	$1,025	$(189)	$16,030

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
October 31, 2014
Fixed Income Securities	$200	$(3)	$454	$(25)	$654	$(28)
Equity Securities	2,160	(91)	622	(5)	2,782	(96)
	$2,360	$(94)	$1,076	$(30)	$3,436	$(124)
April 30, 2014
Fixed Income Securities	$501	$(3)	$448	$(33)	$949	$(36)
Equity Securities	366	(1)	925	(152)	1,291	(153)
	$867	$(4)	$1,373	$(185)	$2,240	$(189)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2014 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended October 31, 2014 and 2013, the Company sold or redeemed available-for-sale securities in the amounts of $4.1 million and $1.8 million, respectively, realizing gains of approximately $377,000 and $74,000, respectively.

Maturities of fixed income securities classified as available-for-sale at October 31, 2014 are as follows, at cost (in thousands):

Current	$2,657
Due after one year through five years	1,413
Due after five years through ten years	1,823
$5,893

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

NOTE J – CREDIT FACILITY

The Company has a credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  Under the Facility the Company may make borrowings from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings of $11.4 million under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended October 31, 2014, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the six and three months ended October 31, 2014 and 2013, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of October 31, 2014 and April 30, 2014, the remaining deferred tax asset valuation allowance is approximately $2.1 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2015 and 2014 (which end on April 30, 2015 and 2014, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2014	2013	2014	2013
Revenues
FEI-NY	81.9%	76.9%	76.3%	75.6%
Gillam-FEI	11.7	13.5	15.9	11.0
FEI-Zyfer	10.7	12.9	15.9	13.9
Less intersegment revenues	(4.3)	(3.3)	(8.1)	(0.5)
	100.0	100.0	100.0	100.0
Cost of revenues	68.3	63.1	65.3	63.4
Gross margin	31.7	36.9	34.7	36.6
Selling and administrative expenses	17.9	20.8	18.0	20.5
Research and development expenses	6.8	9.5	7.3	8.7
Operating profit	7.0	6.6	9.4	7.4
Other income, net	1.4	2.9	0.8	5.3
Pretax income	8.4	9.5	10.2	12.7
Provision for income taxes	3.2	3.4	3.4	4.5
Net income	5.2%	6.1%	6.8%	8.2%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2014	2013	Change		2014	2013	Change
FEI-NY	$31,937	$26,039	$5,898	23%	$14,680	$12,865	$1,815	14%
Gillam-FEI	4,547	4,568	(21)	0%	3,056	1,873	1,183	63%
FEI-Zyfer	4,180	4,352	(172)	(4%)	3,060	2,363	697	29%
Intersegment revenues	(1,681)	(1,125)	(556)		(1,553)	(94)	(1,459)
	$38,983	$33,834	$5,149	15%	$19,243	$17,007	$2,236	13%

For the six and three months ended October 31, 2014, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues and increased by 27% and 18%, respectively, over the same periods of fiscal year 2014.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 15% of consolidated revenues for the six months of fiscal year 2015 as compared to approximately 20% of revenues during the same period of fiscal year 2014.  For the three-month period ended October 31, 2014, such revenues were approximately 20% of consolidated revenues and increased by 30% over non-space government revenues for the second quarter of fiscal year 2014.  The primary reason for this growth during the second quarter of fiscal year 2015 was due to additional funding received by the FEI-Zyfer segment on an U.S. Government initiative to protect secure communications from jamming and multi-path in GPS systems.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 40% of consolidated revenues for the six months ended October 31, 2014 and were approximately 50% of revenues for the three-month period then ended.  Network infrastructure and other industrial revenues in the fiscal year 2015 periods accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year.  These fiscal year 2015 commercial revenues increased by approximately 20% for the six month period and declined by approximately 10% for the three-month period ended October 31, 2014, as compared to the same periods of fiscal year 2014.  The primary reason for growth in this commercial, non-space market area is due to increased third party revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment production.  For the three-month period ended October 31, 2014, Gillam-FEI revenues increased over the prior year primarily due to higher intersegment sales which are eliminated in consolidation.

For the six and three months ended October 31, 2013, revenues from commercial and U.S. Government satellite programs accounted for more than 55% of consolidated revenues and increased by approximately 20% over the same periods of fiscal year 2013.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of fiscal year 2014 consolidated revenues.  Such revenues decreased by 10% and 36%, respectively, from the same periods of fiscal year 2013.  Total revenues from U.S. Government satellite contracts and non-space programs approached 60% of consolidated revenues for the six months ended October 31, 2013 and were approximately 55% of revenues for the three-month period then ended.  Network infrastructure and other industrial revenues in the fiscal year 2014 periods accounted for approximately 20% of consolidated revenues and declined by approximately 25% and 10%, respectively, from the same periods of fiscal year 2013.  These commercial, non-space revenues are recorded in all three segments although the largest network infrastructure sales volume is recorded in the Gillam-FEI and FEI-Zyfer segments and accounted for most of the year-over-year decline in FEI-Zyfer’s revenues.  For the three-month period ended October 31, 2013, Gillam-FEI revenues decreased over the prior year primarily due to lower intersegment sales which are eliminated in consolidation.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, revenues for fiscal year 2015 are expected to grow.  Satellite payload revenues will continue to be the dominant portion of the Company’s business and represents the Company’s best growth opportunity.  Revenues for non-space U.S. Government/DOD customers are also expected to increase, particularly for the FEI-Zyfer segment, as it receives additional orders on systems to protect secure communications from jamming and multi-path in GPS systems.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin

	Six months				Three months
	Periods ended October 31,
	2014	2013	Change		2014	2013	Change
	$12,339	$12,498	$(159)	(1%)	$6,674	$6,232	$442	7%
GM Rate	31.7%	36.9%			34.7%	36.6%

Gross margin for the six months ended October 31, 2014, decreased over the prior fiscal year due primarily to lower revenues in the first quarter on non-space U.S. Government business and at the Gillam-FEI segment.  During the three month period ended October 31, 2014, gross margin increased as a result of higher revenues in all segments as compared to fiscal year 2014.  The fiscal year 2015 gross margin rates were lower than fiscal year 2014 rates due to the effect of low sales volume in the first quarter and product mix.

Gross margin for the six and three month periods ended October 31, 2013, decreased due to lower revenues and lower gross margin rates.  The gross margin rate was impacted by product mix as well as by unabsorbed overhead costs during fiscal year 2014.

The gross margin rates recorded in the fiscal year 2015 and 2014 periods were less than the Company’s targeted rate of 40%.  As satellite payload sales volume increases and as the product mix changes, the Company anticipates that it will realize improved gross margin rates for the remainder of fiscal year 2015.

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2014	2013	Change		2014	2013	Change
$6,970	$7,045	$(75)	(1%)	$3,472	$3,485	$(13)	0%

For the six and three-month periods ended October 31, 2014 and 2013, selling and administrative expenses (“SG&A”) were approximately 18% and 21%, respectively, of consolidated revenues.  The fluctuation in expenses in the fiscal year 2015 periods compared to the same periods of fiscal year 2014 is due to lower selling expenses partially offset by increased incentive compensation expenses.  For the remainder of fiscal year 2015, the Company expects SG&A expenses to be incurred at approximately the same rate and to be less than 20% of consolidated revenues.

Research and development expense

Six months				Three months
Periods ended October 31,
2014	2013	Change		2014	2013	Change
$2,645	$3,226	$(581)	(18%)	$1,406	$1,483	$(77)	(5%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the six and three-month periods ended October 31, 2014, was approximately 7% of consolidated revenues compared to 9% for the same periods of the prior fiscal year.  In the fiscal year 2015 periods, the Company continued the development of new satellite payload microwave receivers/converters from DC to Ka band.  The rate of R&D spending on such satellite payload products decreased in fiscal year 2015 as development is nearly complete and the products are ready for customer evaluation and new contract awards during fiscal year 2015.  Internal R&D spending also includes development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product design and process improvements to enhance product manufacturability and reduce production costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

In addition to internal R&D efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes. For fiscal year 2015, the Company is targeting to spend less than 10% of revenues on internal R&D projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Six months				Three months
Periods ended October 31,
2014	2013	Change		2014	2013	Change
$2,724	$2,227	$497	22%	$1,796	$1,264	$532	42%

Higher consolidated revenues and lower operating costs during the fiscal year 2015 periods resulted in increased operating profits.  Fiscal year 2015’s six- and three-month operating profit was 7.0% and 9.4%, respectively, of consolidated revenues compared to 6.6% and 7.4%, respectively, of consolidated revenues in the same periods of the prior year.

The Company anticipates that for the full fiscal year 2015, increased revenues will enable it to generate an operating profit that exceeds that of fiscal year 2014.

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2014	2013	Change		2014	2013	Change
Investment income	$625	$351	$274	78%	$211	$208	$3	1%
Interest expense	(81)	(95)	14	15%	(47)	(36)	(11)	(30%)
Other income (expense), net	(10)	734	(744)	NM	(11)	725	(736)	NM
	$534	$990	$(456)	(46%)	$153	$897	$(744)	(83%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the six months ended October 31, 2014 and 2013, the Company recorded gains of approximately $377,000 and $74,000, respectively, on the sale of certain marketable securities.  Gains recorded during the three months ended October 31, 2014 and 2013, were approximately $97,000 and $74,000, respectively.

The decrease in interest expense for the six months ended October 31, 2014 compared to the same period of fiscal year 2014 is due to the lower interest rate under the Company’s new credit facility from a bank.  For the three month period ended October 31, 2014, the interest rate was higher than the same period of fiscal year 2014 due to a higher level of borrowing under the credit facility.

During the fiscal year 2015 periods, other income consisted of insignificant non-operating expenses.  Other income in the fiscal year 2014 periods consists primarily of a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (See Note G to the accompanying condensed financial statements.)

Income tax provision

Six months				Three months
Periods ended October 31,
2014	2013	Change		2014	2013	Change
$1,250	$1,150	$100	9%	$660	$770	$(110)	(14%)

Effective tax rate on pre-tax book income:

38.4%	35.7%	33.9%	35.6%

The provision for income taxes for the six and three months ended October 31, 2014 differed from the provision recorded in the same periods of fiscal year 2014 due primarily to varying effective tax rates.  The effective tax rate is impacted by pre-tax income or loss recorded at the Company’s foreign subsidiaries for which no net tax provision or benefit is recognized.  During the quarter ended October 31, 2014, such subsidiaries recorded a combined pretax profit but for the six-month period then ended, recorded a combined pretax loss.  For the full fiscal year 2015, the effective tax rate is expected to be in the range of 30% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of October 31, 2014 and April 30, 2014, the remaining deferred tax asset valuation allowance is approximately $2.1 million.

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

Net income

Six months				Three months
Periods ended October 31,
2014	2013	Change		2014	2013	Change
$2,008	$2,067	$(59)	(3%)	$1,289	$1,391	$(102)	(7%)

As detailed above, operating profit was higher in the fiscal year 2015 periods while other income was higher in the fiscal year 2014 periods.  This resulted in similar pretax income and provisions for income taxes for both fiscal years resulting in nominal differences in net income between the comparable fiscal periods.  Based on recent bookings and its backlog, the Company expects to record higher consolidated revenues and to realize improved gross margins and operating profits over the remainder of fiscal year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $79.8 million at October 31, 2014, compared to working capital of $78.2 million at April 30, 2014.  Included in working capital at October 31, 2014 is $20.2 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2014 is 8.7 to 1.

For the six months ended October 31, 2014 and 2013, the Company used cash from operations in the amount of $2.5 million each fiscal period.  In both fiscal years the reduced cash resulted primarily from increased accounts receivables and increased inventory.  For the six-month periods ended October 31, 2014 and 2013, the Company incurred approximately $2.3 million and $2.8 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  Net income in fiscal year 2014 also included a $736,000 gain on the sale of equipment and such gain is excluded from operating cash flow.  For the balance of fiscal year 2015, as receivables are billed and collected, the Company expects to generate positive cash flow from operating activities.

Net cash used in investing activities for the six months ended October 31, 2014, was $408,000 compared to $1.1 million used in the same period of fiscal year 2014.  During the fiscal year 2015 period, marketable securities were sold or redeemed in the amount of $4.1 million compared to $1.8 million of such redemptions during the fiscal year 2014 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended October 31, 2014 and 2013 in the amount of $1.4 million and $67,000, respectively.  In the fiscal periods ended October 31, 2014 and 2013, the Company acquired property, plant and equipment in the amount of approximately $3.1 million and $2.8 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $4.0 million and $4.5 million on capital equipment during fiscal year 2015.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash provided by financing activities for the six months ended October 31, 2014 and 2013 was $1.3 million and $4.2 million, respectively.  In the fiscal year 2015 period, the Company borrowed $2.3 million under its credit facility with a bank and also repaid $1.0 million of such borrowings.  During the fiscal year 2014 period, the Company borrowed $4.1 million under the credit facility.  In both fiscal years, such funds were used for working capital and to finance the acquisition of certain fixed assets.  For the six months ended October 31, 2014 and 2013, the Company realized $29,000 and $157,000, respectively, from the tax benefits arising from the exercise of stock-based awards.  During fiscal year 2014, the Company made payments of $15,000 against capital lease obligations.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2014, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of October 31, 2014, the Company's consolidated funded backlog is approximately $52 million compared to $48 million at April 30, 2014, the end of fiscal year 2014.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2014 is approximately $2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least October 31, 2015.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101 -   The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2014                                                                                   BY   /s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer