Form 10-Q
period 2015-01-31
FREQUENCY ELECTRONICS INC
filed 2015-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 9, 2015 – 8,619,340

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________

	January 31,	April 30,
	2015	2014
	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$6,070	$7,698
Marketable securities	12,218	16,030
Accounts receivable, net of allowance for doubtful accounts of $216 at January 31, 2015 and $234 at April 30, 2014	10,360	7,741
Costs and estimated earnings in excess of billings, net	12,369	10,439
Inventories	41,036	41,227
Deferred income taxes	3,204	3,220
Prepaid expenses and other	2,053	1,507
Total current assets	87,310	87,862

Property, plant and equipment, at cost, less accumulated depreciation and amortization	13,078	11,240
Deferred income taxes	6,343	6,650
Goodwill and other intangible assets	621	689
Cash surrender value of life insurance and cash held in trust	11,744	11,321
Other assets	1,751	1,699
Total assets	$120,847	$119,461

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$3,504	$2,336
Accrued liabilities	5,636	7,361
Total current liabilities	9,140	9,697
Long term debt- noncurrent	8,400	10,100
Deferred compensation	11,116	10,724
Deferred rent and other liabilities	479	594
Total liabilities	29,135	31,115

Commitments and contingencies
Stockholders' equity:
Preferred stock- $1.00 par value	-	-
Common stock-$1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	54,200	53,181
Retained earnings	27,587	24,702
	90,951	87,047
Common stock reacquired and held in treasury - at cost (547 shares at January 31, 2015 and 593 shares at April 30, 2014)	(2,507)	(2,715)
Accumulated other comprehensive income	3,268	4,014
Total stockholders' equity	91,712	88,346
Total liabilities and stockholders' equity	$120,847	$119,461

See accompanying notes to condensed consolidated financial statements.

3 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income
__________________________

Nine Months Ended January 31,
(Unaudited)

	2015	2014
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$57,364	$52,052
Cost of revenues	39,129	33,443
Gross margin	18,235	18,609

Selling and administrative expenses	10,548	10,534
Research and development expense	3,965	4,589
Operating profit	3,722	3,486

Other income (expense):
Investment income	754	775
Interest expense	(113)	(120)
Other income (expense), net	(28)	714
Income before provision for income taxes	4,335	4,855
Provision for income taxes	1,450	1,570
Net income	$2,885	$3,285

Net income per common share
Basic	$0.34	$0.39
Diluted	$0.33	$0.37

Weighted average shares outstanding
Basic	8,596	8,516
Diluted	8,864	8,806

Condensed Consolidated Statements of Comprehensive Income
Net income	$2,885	$3,285
Other comprehensive income (loss):
Foreign currency translation adjustment	(779)	990
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($145) and $283	282	(456)
Reclassification adjustment for realized gains included in net income, net of tax of $128 and $125	(249)	(242)
Total unrealized gain (loss) on marketable securities, net of tax	33	(698)

Total other comprehensive (loss) income	(746)	292
Comprehensive income	$2,139	$3,577

See accompanying notes to consolidated condensed financial statements.

4 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income
__________________________

Three Months Ended January 31,
(Unaudited)

	2015	2014
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$18,381	$18,218
Cost of revenues	12,485	12,107
Gross margin	5,896	6,111

Selling and administrative expenses	3,578	3,488
Research and development expense	1,321	1,363
Operating profit	997	1,260

Other income (expense):
Investment income	129	425
Interest expense	(32)	(25)
Other income (expense), net	(16)	(22)
Income before provision for income taxes	1,078	1,638
Provision for income taxes	200	420
Net income	$878	$1,218

Net income per common share
Basic	$0.10	$0.14
Diluted	$0.10	$0.14

Weighted average shares outstanding
Basic	8,609	8,537
Diluted	8,874	8,857

Condensed Consolidated Statements of Comprehensive Income
Net income	$878	$1,218
Other comprehensive income (loss):
Foreign currency translation adjustment	(387)	172
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $41 and $28	(78)	(55)
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $100	-	(193)
Total unrealized loss on marketable securities, net of tax	(78)	(248)

Total other comprehensive loss	(465)	(76)
Comprehensive income	$413	$1,142

See accompanying notes to consolidated condensed financial statements.

5 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
__________________________

Nine Months Ended January 31,
(Unaudited)

	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$2,885	$3,285
Non-cash charges to earnings	3,636	3,779
Gain on sale of equipment	-	(736)
Net changes in operating assets and liabilities	(7,312)	(5,634)
Net cash (used in) provided by operating activities	(791)	694

Cash flows from investing activities:
Proceeds on redemption of marketable securities	5,630	4,993
Purchase of marketable securities	(1,436)	(1,602)
Purchase of fixed assets and other assets	(3,586)	(3,560)
Net cash provided by (used in) investing activities	608	(169)

Cash flows from financing activities:
Proceeds from credit line borrowings	2,300	4,100
Payment of credit line borrowings	(4,000)	-
Tax benefit from exercise of stock-based compensation	38	222
Payment of lease obligations	-	(15)
Net cash (used in) provided by financing activities	(1,662)	4,307

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(1,845)	4,832

Effect of exchange rate changes on cash and cash equivalents	217	269

Net (decrease) increase in cash and cash equivalents	(1,628)	5,101

Cash and cash equivalents at beginning of period	7,698	3,460

Cash and cash equivalents at end of period	$6,070	$8,561

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$114	$121
Income Taxes	$1,701	$1,296

See accompanying notes to condensed consolidated financial statements.

6 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2015 and the results of its operations and cash flows for the nine and three months ended January 31, 2015 and 2014.  The April 30, 2014 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014, filed on July 29, 2014.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	8,595,558	8,515,638	8,609,486	8,537,294
Effect of dilutive securities	268,903	290,324	264,249	319,904
Diluted	8,864,461	8,805,962	8,873,735	8,857,198

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were

	Nine months		Three months
	Periods ended January 31,
	2015	2014	2015	2014
Outstanding options and SARS excluded	190,000	276,875	227,875	210,000

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2015 and April 30, 2014, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2015	April 30, 2014
	(In thousands)
Costs and estimated earnings in excess of billings	$13,161	$11,965
Billings in excess of costs and estimated earnings	(792)	(1,526)
Net asset	$12,369	$10,439

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2015, revenue recognized under percentage of completion contracts was approximately $35.3 million and $10.8 million, respectively.  During the nine and three months ended January 31, 2014, such revenue was approximately $30.2 million and $10.8 million, respectively.

7 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine and three month periods ended January 31, 2015, the Company made contributions of 31,038 shares and 8,606 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 15,279 shares and 5,626 shares, respectively, from treasury for employment anniversary gift awards and upon the exercise of SARs by certain officers and employees of the Company.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2015	April 30, 2014
	(In thousands)

Raw Materials and Component Parts	$25,396	$24,986
Work in Progress	10,625	12,385
Finished Goods	5,015	3,856
	$41,036	$41,227

As of January 31, 2015 and April 30, 2014, approximately $34.1 million and $33.4 million, respectively, of total inventory is located in the United States, approximately $5.6 million and $7.1 million, respectively, is located in Belgium and $1.3 million and $0.7 million, respectively, is located in China.

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

The Company’s chief executive officer (the chief operating decision maker) measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end- users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

8 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2015	2014	2015	2014
Revenues:
FEI-NY	$45,962	$40,309	$14,025	$14,270
Gillam-FEI	6,511	6,990	1,963	2,422
FEI-Zyfer	7,110	5,976	2,930	1,624
less intersegment revenues	(2,219)	(1,223)	(537)	(98)
Consolidated revenues	$57,364	$52,052	$18,381	$18,218

	Nine months		Three months
	Periods ended January 31,
	2015	2014	2015	2014
Operating profit (loss):
FEI-NY	$3,857	$4,782	$578	$2,042
Gillam-FEI	(707)	(244)	(194)	(208)
FEI-Zyfer	850	(652)	691	(377)
Corporate	(278)	(400)	(78)	(197)
Consolidated operating profit	$3,722	$3,486	$997	$1,260

Identifiable assets:	January 31, 2015	April 30, 2014
FEI-NY (approximately $2.8 million in China)	$65,101	$62,969
Gillam-FEI (all in Belgium or France)	11,583	19,595
FEI-Zyfer	11,077	11,220
less intersegment balances	(8,385)	(19,819)
Corporate	41,471	45,496
Consolidated identifiable assets	$120,847	$119,461

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

During the nine months ended January 31, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $145,000 and $177,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $457,000 and $808,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended January 31, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $49,000 and $79,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $168,000 and $156,000, respectively.  At January 31, 2015, approximately $13,000 was payable to Morion and accounts receivable from Morion was approximately $131,000.

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the nine month period ended January 31, 2014, the Company recorded revenues of $400,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue was included in these revenues and gain.  Additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

9 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2015 and April 30, 2014 are as follows (in thousands):

	January 31, 2015
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$4,382	$135	$(11)	$4,506
Equity securities	6,950	975	(213)	7,712
	$11,332	$1,110	$(224)	$12,218

	April 30, 2014
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,927	$116	$(36)	$9,007
Equity securities	6,267	909	(153)	7,023
	$15,194	$1,025	$(189)	$16,030

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2015
Fixed Income Securities	$96	$-	$466	$(11)	$562	$(11)
Equity Securities	2,917	(213)	-	-	2,917	(213)
	$3,013	$(213)	$466	$(11)	$3,479	$(224)
April 30, 2014
Fixed Income Securities	$501	$(3)	$448	$(33)	$949	$(36)
Equity Securities	366	(1)	925	(152)	1,291	(153)
	$867	$(4)	$1,373	$(185)	$2,240	$(189)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2015 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

10 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended January 31, 2015 and 2014, the Company sold or redeemed available-for-sale securities in the amounts of $5.6 million and $5.0 million, respectively, realizing gains of approximately $377,000 and $367,000, respectively.

Maturities of fixed income securities classified as available-for-sale at January 31, 2015 are as follows, at cost (in thousands):

Current	$1,150
Due after one year through five years	1,411
Due after five years through ten years	1,821
$4,382

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

NOTE J – CREDIT FACILITY

The Company has a credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  Under the Facility the Company may make borrowings from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings of $8.4 million under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended January 31, 2015, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the nine and three months ended January 31, 2015 and 2014, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of January 31, 2015 and April 30, 2014, the remaining deferred tax asset valuation allowance is approximately $2.1 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

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

13 of 22

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2015 and 2014 (which end on April 30, 2015 and 2014, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2015	2014	2015	2014
Revenues
FEI-NY	80.1%	77.4%	76.3%	78.3%
Gillam-FEI	11.3	13.4	10.7	13.3
FEI-Zyfer	12.4	11.5	15.9	8.9
Less intersegment revenues	(3.8)	(2.3)	(2.9)	(0.5)
	100.0	100.0	100.0	100.0
Cost of revenues	68.2	64.2	67.9	66.5
Gross margin	31.8	35.8	32.1	33.5
Selling and administrative expenses	18.4	20.2	19.5	19.1
Research and development expenses	6.9	8.8	7.2	7.5
Operating profit	6.5	6.8	5.4	6.9
Other income, net	1.1	2.5	0.4	2.1
Pretax income	7.6	9.3	5.8	9.0
Provision for income taxes	2.5	3.0	1.0	2.3
Net income	5.1%	6.3%	4.8%	6.7%

	Nine months				Three months
	Periods ended January 31,
Segment	2015	2014	Change		2015	2014	Change
FEI-NY	$45,962	$40,309	$5,653	14%	$14,025	$14,270	$(245)	(2%)
Gillam-FEI	6,511	6,990	(479)	(7%)	1,963	2,422	(459)	(19%)
FEI-Zyfer	7,110	5,976	1,134	19%	2,930	1,624	1,306	80%
Intersegment revenues	(2,219)	(1,223)	(996)		(537)	(98)	(439)
	$57,364	$52,052	$5,312	10%	$18,381	$18,218	$163	1%

14 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the nine and three months ended January 31, 2015, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues. Compared to the same periods of fiscal year 2014, satellite revenues increased by 16% for the nine-month period and decreased by 2% for the three-month period.  A delay in the timing of additional funding on a cost-plus-fee contract prevented third quarter revenues from matching or exceeding satellite revenues for the same period of fiscal year 2014.  Revenues from additional funding under that contract will be recognized during the Company’s fourth quarter of fiscal year 2015.  Revenues on satellite program contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of consolidated revenues for the nine months of both fiscal years 2015 and 2014.  For the three-month period ended January 31, 2015, such revenues were approximately 25% of consolidated revenues and increased by 25% over non-space government revenues for the third quarter of fiscal year 2014.  The primary reason for this growth during the third quarter of fiscal year 2015 was due to additional funding received by the FEI-Zyfer segment on an U.S. Government initiative to protect secure communications from jamming and multi-path in GPS systems.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 45% of consolidated revenues for the nine months ended January 31, 2015 and were approximately 50% of revenues for the three-month period then ended.  Network infrastructure and other industrial revenues in the fiscal year 2015 periods accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year.  These fiscal year 2015 commercial revenues increased by approximately 8% for the nine month period and declined by approximately 10% for the three-month period ended January 31, 2015, as compared to the same periods of fiscal year 2014.  The primary reason for growth in this commercial, non-space market area is due to increased contract manufacturing revenues from third parties in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment production.

For the nine and three months ended January 31, 2014, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues and increased by approximately 20% and 25%, respectively, over the same periods of fiscal year 2013.  Revenues on these contracts, which are recorded in the FEI-NY segment, are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of fiscal year 2014 consolidated revenues.  Such revenues decreased by approximately 20% and 30%, respectively, from the same periods of fiscal year 2013.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 55% of consolidated revenues for both the nine and three months ended January 31, 2014.  Network infrastructure and other industrial revenues in the fiscal year 2014 periods accounted for approximately 20% of consolidated revenues, decreasing by approximately 15% for the nine-month period ended January 31, 2014 but increasing by approximately 20% for the three-month period then ended as compared to the same periods of fiscal year 2013.  These commercial, non-space revenues are recorded in all three segments although the largest network infrastructure sales volume is recorded in the Gillam-FEI and FEI-Zyfer segments and accounted for most of the year-over-year decline in FEI-Zyfer’s revenues.  For the nine and three-month periods ended January 31, 2014, Gillam-FEI revenues increased over the prior year primarily due to higher sales in its market for remote terminal units which are sold to other industrial customers.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the potential for additional new orders, revenues for fiscal year 2015 are expected to exceed that of the prior fiscal year.  Satellite payload revenues continue to be the dominant portion of the Company’s business and represent the Company’s major intermediate-term growth opportunity.  Revenues for non-space U.S. Government/DOD customers are also expected to increase, particularly for the FEI-Zyfer segment, as it receives additional orders on systems to protect secure communications from jamming and multi-path in GPS systems.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2015	2014	Change		2015	2014	Change
	$18,235	$18,609	$(374)	(2%)	$5,896	$6,111	$(215)	(4%)
GM Rate	31.8%	35.8%			32.1%	33.5%

Gross margin for the nine months ended January 31, 2015, decreased over the prior fiscal year due to product and contract mix and to lower revenues during the first quarter on non-space U.S. Government business and at the Gillam-FEI segment.  During the three month period ended January 31, 2015, improved gross margin on higher sales volume at the FEI-Zyfer segment was offset by increased overhead and production costs at the FEI-NY segment and lower revenues in the Gillam-FEI segment as compared to fiscal year 2014.  These factors accounted for the reduced gross margin rates in the fiscal year 2015 periods as compared to fiscal year 2014 rates.

15 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin and gross margin rates for the nine and three month periods ended January 31, 2014, decreased due to several factors: increased costs related to snow storms impacted the FEI-NY segment; higher than anticipated engineering design and production costs were incurred at the Gillam-FEI segment and lower sales volume at the FEI-Zyfer segment increased unabsorbed overhead costs.  In addition, product mix impacts gross margin rates.

The gross margin rates recorded in the fiscal year 2015 and 2014 periods were less than the Company’s target rate.   Gross margin rates for the remainder of fiscal year 2015 are expected to reflect a similar high level of costs but in future years, as satellite payload sales volume increases and as the product mix changes, the Company anticipates that it will realize improving gross margin rates.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2015	2014	Change		2015	2014	Change
$10,548	$10,534	$14	0%	$3,578	$3,488	$90	3%

For the nine-month period ended January 31, 2015 and 2014, selling and administrative expenses (“SG&A”) were approximately 18% and 20%, respectively, of consolidated revenues and for the three months then ended, were approximately 19% of consolidated revenues in both fiscal years.  The fluctuation in expenses in the fiscal year 2015 periods compared to the same periods of fiscal year 2014 is due to lower selling expenses partially offset by increased incentive and deferred compensation expenses.  For the remainder of fiscal year 2015, the Company expects SG&A expenses to be incurred at approximately the same rate and to be less than 20% of consolidated revenues.

Research and development expense

Nine months				Three months
Periods ended January 31,
2015	2014	Change		2015	2014	Change
$3,965	$4,589	$(624)	(14%)	$1,321	$1,363	$(42)	(3%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the nine and three-month periods ended January 31, 2015, was approximately 7% of consolidated revenues compared to 9% and 7%, respectively, for the same periods of the prior fiscal year.  In the fiscal year 2015 periods, the Company continued the development of new satellite payload microwave receivers/converters from DC to Ka band.  The rate of R&D spending on such satellite payload products decreased in fiscal year 2015 as development is nearly complete and the products are ready for customer evaluation and new contract awards in calendar year 2015.  Internal R&D spending also includes development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product design and process improvements to enhance product manufacturability and reduce production costs.

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

Operating profit

Nine months				Three months
Periods ended January 31,
2015	2014	Change		2015	2014	Change
$3,722	$3,486	$236	7%	$997	$1,260	$(263)	(21%)

Higher consolidated revenues and lower operating costs during the nine months ended January 31, 2015 resulted in increased operating profits.  For the three-month period then ended, lower gross margin due to increased overhead and production costs in FEI-NY and lower sales volume at Gillam-FEI, resulted in a lower operating profit as compared to the same period of fiscal year 2014.

The Company anticipates that for the full fiscal year 2015, increased revenues and stable operating costs will enable it to generate an operating profit that exceeds that of fiscal year 2014.

16 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2015	2014	Change		2015	2014	Change
Investment income	$754	$775	$(21)	(3%)	$129	$425	$(296)	(70%)
Interest expense	(113)	(120)	7	6%	(32)	(25)	(7)	(28%)
Other income (expense), net	(28)	714	(742)	NM	(16)	(22)	6	NM
	$613	$1,369	$(756)	(55%)	$81	$378	$(297)	(79%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the nine months ended January 31, 2015 and 2014, the Company recorded gains of approximately $377,000 and $367,000, respectively, on the sale of certain marketable securities.  Gains recorded during the three months ended January 31, 2015 and 2014, were approximately $0 and $293,000, respectively.

The decrease in interest expense for the nine months ended January 31, 2015 compared to the same period of fiscal year 2014 is due to the lower interest rate under the Company’s new credit facility from a bank.  For the three month period ended January 31, 2015, interest expense was higher than the same period of fiscal year 2014 due to a higher level of borrowing under the credit facility.

During the fiscal year 2015 periods, other income consisted of insignificant non-operating expenses.  Other income in the nine month period ended January 31, 2014, consists primarily of a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (See Note G to the accompanying condensed financial statements.)

Income tax provision

Nine months				Three months
Periods ended January 31,
2015	2014	Change		2015	2014	Change
$1,450	$1,570	$(120)	(8%)	$200	$420	$(220)	(52%)

Effective tax rate on pre-tax book income:
33.4%	32.3%			18.6%	25.6%

The provision for income taxes for the nine and three months ended January 31, 2015 differed from the provision recorded in the same periods of fiscal year 2014 due primarily to varying effective tax rates.  During the Company’s fiscal year 2015 third quarter, the U.S. Congress reinstated the R&D Credit for calendar year 2014.  This change not only reduced the fiscal year 2015 tax provision but also reduced the Company’s tax obligations for the prior fiscal year on the corporate tax return filed in January 2015.  This additional credit is reflected in a reduced tax provision for the fiscal year 2015 periods.  The effective tax rate is also impacted by pre-tax income or loss recorded at the Company’s foreign subsidiaries for which no net tax provision or benefit is recognized.  For the nine and three months ended January 31, 2015 these subsidiaries recorded a combined pretax loss which increased the effective rate by approximately 4%.   For the full fiscal year 2015, the effective tax rate is expected to be in the range of 30% to 36% depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.

17 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of January 31, 2015 and April 30, 2014, the remaining deferred tax asset valuation allowance is approximately $2.1 million.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries for which no tax benefit is currently available.  In addition, the Company utilizes the availability of research and development tax credits (“R&D Credit”) and the Domestic Production Activity credit in the United States to lower its tax rate.  The R&D Credit for calendar year 2014 was recently reinstated by the U.S. Congress and the Company subsequently claimed the R&D credit in its fiscal year 2014 tax return.  As of April 30, 2014, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $3.6 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $5.6 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 18 years.

Net income

Nine months				Three months
Periods ended January 31,
2015	2014	Change		2015	2014	Change
$2,885	$3,285	$(400)	(12%)	$878	$1,218	$(340)	(28%)

As detailed above, operating profit was higher in the nine month period ended January 31, 2015, compared to the prior year while other income due to a one-time gain was higher in the fiscal year 2014 period.  This resulted in lower pretax income and provision for income taxes in the fiscal year 2015 period.  Lower gross margin and no gains on marketable securities during the three-month period ended January 31, 2015 resulted in lower net income than the prior fiscal year.  Based on its backlog and the prospect for future bookings, the Company expects to record higher consolidated revenues and to realize improved operating profitability for fiscal year 2015 as compared to the prior year.  However, net income may be lower in fiscal year 2015 due to the one-time gain recorded in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $78.2 million at January 31, 2015, compared to working capital of $78.2 million at April 30, 2014.  Included in working capital at January 31, 2015 is $18.3 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2015 is 9.6 to 1.

For the nine months ended January 31, 2015, the Company used cash from operations in the amount of $791,000 compared to cash provided by operations of $694,000 in the same fiscal period of the prior year.  In fiscal year 2015 cash was reduced primarily from increased accounts receivables which will convert to cash in subsequent periods.  In fiscal year 2014, operating cash flow was reduced primarily by growth in inventory, partially offset by collection of accounts receivable.  For the nine-month periods ended January 31, 2015 and 2014, the Company incurred approximately $3.6 million and $3.8 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  Net income in fiscal year 2014 also included a $736,000 gain on the sale of equipment and such gain is excluded from operating cash flow.  For the balance of fiscal year 2015, as receivables are billed and collected, the Company expects to generate positive cash flow from operating activities.

Net cash provided by investing activities for the nine months ended January 31, 2015, was $608,000 compared to $169,000 used in the same period of fiscal year 2014.  During the fiscal year 2015 period, marketable securities were sold or redeemed in the amount of $5.6 million compared to $5.0 million of such redemptions during the fiscal year 2014 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended January 31, 2015 and 2014 in the amount of $1.4 million and $1.6 million, respectively.  In the fiscal periods ended January 31, 2015 and 2014, the Company acquired property, plant and equipment in the amount of approximately $3.6 million in each fiscal year.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend approximately $4.0 million on capital equipment during fiscal year 2015.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

18 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash used in financing activities for the nine months ended January 31, 2015 was $1.7 million compared to cash provided by financing activities of $4.3 million for the same period of fiscal year 2014.  In the fiscal year 2015 period, the Company borrowed $2.3 million under its credit facility with a bank but also repaid $4.0 million of such borrowings.  During the fiscal year 2014 period, the Company borrowed $4.1 million under the credit facility.  In both fiscal years, such funds were used for working capital and to finance the acquisition of certain fixed assets.  For the nine months ended January 31, 2015 and 2014, the Company realized $38,000 and $222,000, respectively, from the tax benefits arising from the exercise of stock-based awards.  During fiscal year 2014, the Company also made payments of $15,000 against capital lease obligations.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2015, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2015, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  On an ongoing basis and as a normal part of its business, the Company investigates, considers, evaluates, discusses and, sometimes engages, in mergers, acquisitions, dispositions or other strategic transactions to create shareholder value and enhance financial performance.  Consistent with its fiduciary duties and to create shareholder value, the Company, from time-to-time, also considers, evaluates and discusses proposals received from potential acquirers.  There can be no assurance that such transactions will occur.

As of January 31, 2015, the Company's consolidated funded backlog is approximately $41 million compared to $48 million at April 30, 2014, the end of fiscal year 2014.  Approximately 70% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2015 is approximately $2 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least January 31, 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

19 of 22

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101 -
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 17, 2015	By:	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer Signing on behalf of the registrant and as principal financial officer

22 of 22