Form 10-K
period 2015-04-30
FREQUENCY ELECTRONICS INC
filed 2015-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2014 - $67,700,000

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 21, 2015 – 8,715,877

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 29, 2015.

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

MARKETS

The Company’s dominant end market is satellite payloads, a market in which it has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities in frequency converters, transmitters and receivers, representing a significant increase in the potential revenue for FEI products on any one satellite.  These products support primary and hosted payloads for both commercial and U.S. Government end-use.  Currently, approximately one thousand satellites with varying remaining years of useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  This number of operational satellites is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.  In addition, there are various mega-constellations being planned for the very near future that will operate in low earth orbits. For example, the OneWeb mega-constellations will consist of 900 small satellites with 648 operational and the balance as spare satellites.

The Company’s products support multiple C4ISR counter measures and additional defense electronic applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” GPS signals may be mitigated by the Company’s technologies.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

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

Frequency Electronics, Inc. Asia (“FEI-Asia”) was established in fiscal year 2002 as a wholly-owned subsidiary, to be the Company’s Asia-based low cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets as well as power grids.  FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

The Company’s subsidiary, FEI-Elcom Tech, Inc. (“FEI-Elcom”) designs and manufactures RF microwave devices and subsystems up to 46 GHz including fast switching, ultra low phase noise synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market.

2.
Gillam-FEI - The Company’s  Belgian subsidiary, Gillam-FEI, s.a. (“Gillam-FEI”) develops and manufactures products for various network management and synchronization systems for different industries, utilities, railways and telecommunications providers in Europe, Africa, the Middle East and Asia.

3.
FEI-Zyfer - Precision time and frequency products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”).  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing (“SAASM”) applications.  FEI-Zyfer also provides sales and support in the U.S. for the Company’s wireline telecommunications family of products.

For additional information about these reportable segments, see “Item 1. Business – Reportable Segments and Products.”

In addition to its subsidiaries, the Company made a strategic investment in Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 9 to Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and other segments with historically minimal sales to outside customers.  Beginning in late fiscal year 2014, FEI-Asia began shipping higher volumes of product to third parties as a contract manufacturer.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for network synchronization and monitoring.  Its products are currently sold primarily to non-U.S. customers.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies.  FEI-Zyfer sells its products to both commercial and U.S. Government customers, collaborates with other FEI segments on joint product development activities and provides sales and support for network synchronization products.

During fiscal years 2015 and 2014, approximately 81% and 78%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 10% and 14% of consolidated revenues for fiscal years 2015 and 2014, respectively.  In fiscal years 2015 and 2014, sales for the FEI-Zyfer segment were 12% and 11% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S.  During fiscal years 2015 and 2014, foreign sales comprised 31% and 26%, respectively, of consolidated revenues.  For segment information, see Note 13 to the Consolidated Financial Statements.

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

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium and cesium) and other significant timing and frequency generation products for communication satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT, MexSat, MSV, ICO, TerreStar, EchoStar, Intelsat, Inmarsat and numerous others.  The Company is also positioned to participate in the various mega-constellations being planned for the very near future that will operate in low earth orbits.  For example, the OneWeb mega-constellations will consist of 900 small satellites with 648 operational and the balance as spare satellites.

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

The federal budget for U.S. military programs has been under intense scrutiny in recent years.  The Budget Control Act of 2011, which went into effect in March 2013, was an example of U.S. Government efforts to reduce the federal deficit by a process known as sequestration.  Due to continuing budgetary concerns, future annual budgets proposed by the federal administration and Congress may include lower spending for U.S. military programs.  As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence gathering community is dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  It is possible, however, that some programs or product sales could be slowed or delayed due to U.S. Government spending constraints.

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

Gillam-FEI segment:

Gillam-FEI extends the Company’s competencies into network synchronization, network management, and specialized test equipment.  With the advent of new digital broadband transmission technologies, reliable synchronization remains the warranty to quality of service for telecommunications operators.  Gillam-FEI is among the world leaders in the field of wireline synchronization technology and its products are targeted towards telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide.  Telecommunications operators such as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers.  Gillam-FEI also provides ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.  Included in its family of products is a remote terminal unit (“GRTU”) that Gillam-FEI developed in concert with a major French electric utility company.  The GRTU is intended to monitor the electrical current in a power grid and relay the information to a central location.  Gillam-FEI markets variants of this product to other electric utility companies in projects to create “smart” grids.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications.  More than 60% of revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities.  In addition, FEI-Zyfer provides sales and support for the Company’s family of wireline telecommunications and derivative products.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

BACKLOG

As of April 30, 2015, the Company's consolidated backlog amounted to approximately $37 million compared to approximately $48 million at the end of the prior fiscal year.  Approximately 75% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2016.  Included in the backlog at April 30, 2015 is approximately $2.9 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, which includes the revenues of its overseas subsidiaries, totaled approximately 31% and 26%, respectively, of net revenues in fiscal years 2015 and 2014.

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2015 and 2014, approximately 47% and 54%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal years 2015 and 2014, Boeing Corporation (“Boeing”), Northrop Grumman Corporation (“Northrop”), and Thales Alenia Space (“Thales”) each accounted for more than 10% of FEI-NY segment revenues.  During fiscal year 2015, Boeing and Thales also accounted for more than 10% of consolidated revenues while during fiscal year 2014, Boeing and Northrop each accounted for more than 10% of consolidated revenues.

During fiscal years 2015 and 2014, Belgacom was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues in each year.

During fiscal year 2015, L-3 Communications (“L-3”) and Copper River Information Technology were major customers of the FEI-Zyfer segment, each accounting for more than 10% of the segment’s revenues.  During fiscal year 2014, L-3 accounted for more than 10% of FEI-Zyfer’s revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2015 and 2014, the Company expended $5.7 million and $5.8 million of its own funds, respectively, on such research and development activity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  During fiscal years 2015 and 2014, some of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs.  As a result, a portion of the Company’s development efforts were customer-funded and the costs appear in cost of revenues resulting in reduced internal research and development spending.  For fiscal year 2016, the Company anticipates that internal research and development spending will exceed the amount expended during fiscal year 2015 but will remain at less than 10% of revenues.  The actual amount spent in fiscal year 2016 will depend on market conditions and identification of new opportunities.

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

The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop, Lockheed Martin and Space Systems Loral as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, instruments and systems for timing and synchronization, the Company competes with large domestic companies such as Keystone Agilent Technologies, Excelitas Technologies Corp. (a Veritas Capital portfolio company), Microsemi Corporation and Vectron, Inc., a division of Dover Corp.  The Company also competes against multiple foreign entities including Indian, Korean and other Asian enterprises such as the Chinese company, Huawei.  In Europe large competitors include Siemens, Schneider Electric and Oscilloquartz, a division of ADVA Optical Networking SE.

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

Joseph P. Franklin, age 81, has served as a Director of the Company since March 1990.  In December 1993 he was elected Chairman of the Board of Directors.  He also served as Chief Executive Officer from December 1993 through October 1998 and as Chief Financial Officer from September 1996 through October 1998.  From August 1987 to November 1993, he was the Chief Executive Officer of Franklin S.A., a Spanish business consulting company located in Madrid, Spain, specializing in joint ventures, and was a director of several prominent Spanish companies.  General Franklin was a Major General in the U.S. Army until he retired in July 1987.

Martin B. Bloch, age 79, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 69, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Oleandro Mancini, age 66, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 51, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.

James Davis, age 62, is the President of FEI-Elcom Tech, Inc. which the Company acquired in February 2012.  Mr. Davis was named an officer of the Company in October 2013.  Mr. Davis became the president of Elcom Technologies, Inc., the pre-acquisition company, on September 20, 2007.  Prior to joining FEI-Elcom, Mr. Davis held leadership positions at other technology companies including General Manager of Hewlett Packard’s (Agilent) Semiconductor Systems Center, Vice President and General Manager of Schlumberger Technologies N.A. and Vice President and General Manager of Gretag Macbeth LLC.  Mr. Davis also held the rank of Captain as a U.S. Army Special Forces Team Commander.

Leonard Martire, age 78, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.

Thomas McClelland, age 60, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 68, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Alan Miller, age 66, joined the Company in November 1995 as its corporate controller and was elected to the position of Treasurer and Chief Financial Officer in October 1998.  In May 2010, Mr. Miller was also named corporate Secretary.  Prior to joining the Company, Mr. Miller served as an operations manager and a consultant to small businesses from 1992 through 1995 and as a Senior Audit Manager with Ernst & Young, L.L.P. from 1980 to 1991.

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

This item is not required for smaller reporting companies.

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of approximately $30,400 and will increase each year over the remaining 28 months of the lease term.

The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France under a 9-year lease, cancelable after three years, at an approximate rate of $1,000 per month.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $6,800 through February 2016.  The facility is adequate for the near-term manufacturing expectations for the Company.

FEI-Elcom operates out of a leased facility located in Rockleigh, New Jersey.  The facility consists of a combination office and manufacturing space.  The lease, which expires in March 2016, requires monthly payments of $28,000.

Item 3.  Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  As of July 21, 2015, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

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

FISCAL QUARTER	HIGH SALE	LOW SALE
2015–
FIRST QUARTER	$12.50	$10.31
SECOND QUARTER	12.50	10.50
THIRD QUARTER	11.99	10.00
FOURTH QUARTER	14.80	11.35
2014 –
FIRST QUARTER	$11.00	$9.46
SECOND QUARTER	12.50	10.12
THIRD QUARTER	13.31	10.65
FOURTH QUARTER	12.75	10.25

As of July 21, 2015, the approximate number of holders of record of common stock was 700.  The closing share price of the Company’s stock on April 30, 2015 was $13.24.  The closing share price of the Company’s stock on July 21, 2015 was $11.00.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  No dividends were declared or paid during fiscal years 2015 and 2014.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2015 or 2014.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,610,625	$8.88	67,091

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

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

Revenue Recognition

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin percentage for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2015 and 2014, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2015	2014
Revenues
FEI-NY	80.9%	77.9%
Gillam-FEI	10.5	14.0
FEI-Zyfer	12.0	11.2
Less intersegment revenues	(3.4)	(3.1)
	100.0	100.0
Cost of Revenues	69.2	65.4
Gross Margin	30.8	34.6
Selling and Administrative expenses	18.6	19.7
Research and Development expenses	7.4	8.1
Operating Profit	4.8	6.8
Other Income (Expenses), net	1.1	2.0
Provision for Income Taxes	(2.2)	(3.2)
Net Income	3.7%	5.6%

Revenues

	Fiscal years ended April 30,
	(in thousands)
			Change
	2015	2014	$	%
FEI-NY	$61,905	$55,772	$6,133	11%
Gillam-FEI	8,026	9,995	(1,969)	(20%)
FEI-Zyfer	9,215	7,990	1,225	15%
Intersegment sales	(2,582)	(2,207)	(375)
	$76,564	$71,550	$5,014	7%

Fiscal year 2015 compared to fiscal year 2014:

For the year ended April 30, 2015, revenues from commercial and U.S. Government satellite programs accounted for more than 60% of consolidated revenues, similar to the prior year.  Fiscal year 2015 satellite revenues increased by approximately 8% over the prior fiscal year.  Revenues on satellite program contracts, which are recorded in the FEI-NY segment, are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for less than 20% of consolidated revenues for both fiscal years 2015 and 2014.  In actual sales dollars, revenues from this market area were approximately the same in both fiscal years 2015 and 2014 as increased U.S. Government revenues at FEI-Zyfer were offset by lower non-space U.S. Government revenues at FEI-NY.  For the year ended April 30, 2015, total U.S. Government end-use sales (a combination of revenues from U.S. Government satellite contracts and non-space programs) were approximately 47% of consolidated revenues as compared to 54% of consolidated revenues for the year ended April 30, 2014.  The reason for the percentage decrease in U.S. Government sourced revenue is due to increased revenues on commercial satellite programs.  Based on the Company’s current backlog and prospects for new contract orders, the Company expects to record a higher percentage of revenues from U.S. Government-related programs in fiscal year 2016.  In fiscal year 2015, network infrastructure and other industrial revenues, which are recorded in all three segments, accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year.  In actual sales dollars, fiscal year 2015 commercial revenues increased by approximately 9% as compared to non-space commercial revenues for fiscal year 2014.  The primary reason for growth in this industrial, non-space market area is due to increased contract manufacturing revenues from third parties in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment production.  Increased revenues in FEI-Asia were partially offset by declining revenues at Gillam-FEI.

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

Based on the Company’s current backlog, approximately three-fourths of which represent satellite payload business, and the potential for additional new orders, fiscal year 2016 revenues are expected to be comparable to fiscal year 2015.  Satellite payload revenues will remain the dominant portion of the Company’s business and represent a large opportunity for long-term growth, benefiting from both commercial and U.S. Government programs.  Fiscal year 2016 revenues from all U.S. Government/DOD sources are expected to increase while revenues from commercial sources are expected to decrease.

Gross Margin

	Fiscal years ended April 30,
	(in thousands)
			Change
	2015	2014	$	%
	$23,548	$24,750	$(1,202)	(5%)
GM Rate	30.8%	34.6%

For the year ended April 30, 2015, gross margin and the gross margin rate decreased over the prior fiscal year due to product mix, higher than anticipated contract costs and inventory-related charges.  Exceptional engineering costs incurred late in the fiscal year, related to delivery of state-of-the-art satellite systems as well as efforts to increase production capacity in the FEI-NY segment resulted in inefficiencies and higher costs.  Higher contract costs were pronounced on one program with an aggregate contract value of approximately $27 million.  This program requires a relatively high quantity of units to be manufactured for which automated processes were implemented during fiscal year 2015.  Higher than anticipated touch labor was incurred while those processes and related equipment were being installed, increasing the expected costs on the program’s contracts by approximately $2 million.  The net gross margin on these contracts recognized during fiscal year 2015 was a loss of $800,000.  Over the life of the contracts through April 30, 2015, the Company recorded net gross margin of approximately $2.5 million.  In future years, the Company expects to realize improved margins from this investment in capacity improvements and to generate additional satellite business from its enhanced technological capabilities.  Inventory write downs at several subsidiaries which aggregated approximately $800,000 and increased costs of approximately $450,000 recorded in the Gillam-FEI segment combined to reduce the gross margin rate by 1.6%.  The Gillam-FEI costs are for the purpose of modifying certain network infrastructure inventory originally manufactured for the U.S. market to be able to sell the same units in non-U.S. markets.

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

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2015	2014	$	%
$14,207	$14,064	$143	1%

In the fiscal years ended April 30, 2015 and 2014, selling and administrative costs (“SG&A”) were 19% and 20%, respectively, of consolidated revenues.  SG&A in the Gillam-FEI segment was lower primarily due to the declining value of the euro during fiscal year 2015.  Lower SG&A in Europe was offset by increased deferred compensation expense.  For the years ended April 30, 2015 and 2014, selling and administrative expenses include stock compensation expense of $668,000 and $676,000, respectively.  The Company expects fiscal year 2016 selling and administrative expenses to be incurred at approximately the same rate relative to revenues.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2015	2014	$	%
$5,666	$5,813	$(147)	(3%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  As a percentage of consolidated revenue, R&D spending for the years ended April 30, 2015 and 2014 was approximately 7% and 8%, respectively.  During fiscal year 2015, the Company continued the development of new satellite payload microwave receivers/converters from DC to Ka band although at a decreasing level compared to fiscal year 2014 since development is nearly complete and the products are ready for customer evaluation and new contract awards in calendar year 2015.  Internal R&D spending also includes development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product design and process improvements to enhance product manufacturability and reduce production costs.

The Company also continued to engage in customer-funded development activity the cost of which appears in cost of revenues, thus reducing the level of internal R&D spending.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2016, the Company anticipates that internal research and development spending will exceed the amount expended during fiscal year 2015 but will remain at less than 10% of revenues.  The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30,
(in thousands)
		Change
2015	2014	$	%
$3,675	$4,873	$(1,198)	(25%)

For the year ended April 30, 2015, the combination of SG&A and R&D expenses were approximately the same as that spent in the prior fiscal year.  Thus, the decrease in operating profit in fiscal year 2015 is entirely due to lower gross margin as discussed above.  Both the FEI-NY and FEI-Zyfer segments recorded operating profits which were offset by operating losses at the Gillam-FEI segment.

For the year ended April 30, 2014, operating profit increased over the prior year due to lower selling, general and administrative expenses, partially offset by lower gross margin and higher R&D spending.  The FEI-NY segment where the Company’s satellite payload contracts are performed, accounted for all of fiscal year 2014’s operating profit.  The Company’s other two segments, FEI-Zyfer and Gillam-FEI, both incurred operating losses on lower sales volume.

Other Income (Expense)

	Fiscal years ended April 30,
	(in thousands)
			Change
	2015	2014	$	%
Investment income	$1,042	$880	$162	18%
Interest expense	(139)	(156)	17	11%
Other income (expense), net	(42)	703	(745)	NM
	$861	$1,427	$(566)	(40%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating dividend payout levels and interest rates and the timing of purchases or sales of securities.  During fiscal years 2015 and 2014, investment income included gains upon the sale or redemption of marketable securities of approximately $566,000 and $367,000, respectively.  During fiscal year 2016, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2015, depending on the yield and size of its investment portfolio and the timing of any sales or redemptions of marketable securities.

In fiscal year 2015, interest expense was incurred on borrowings under the Company’s $25 million credit facility with a bank and on deferred compensation payments.  During fiscal year 2015, the Company paid down a portion of its borrowings under the credit facility resulting in lower interest expense in that fiscal year as compared to the prior fiscal year.  Interest expense in future years will be dependent on interest rates in the U.S. and the level of the Company’s borrowings under the credit facility.

During fiscal year 2015, other income consisted of insignificant non-operating expenses.  Other income in the year ended April 30, 2014, consists primarily of a $736,000 gain recognized upon the sale of certain manufacturing equipment to Morion, Inc. under the terms of a license agreement related to the Company’s rubidium oscillator production technology.  (See Note 9 Investment in Morion, Inc. in the accompanying consolidated financial statements.)

Income Tax Provision

Fiscal years ended April 30,
(in thousands)
		Change
2015	2014	$	%
$1,710	$2,260	$(550)	(24%)

Effective tax rate on pre-tax book income:
37.7%	35.9%

For the year ended April 30, 2015, the provision for taxes was lower than the prior year due to lower pre-tax income.  The effective tax rate increased due to increased pre-tax losses incurred at the Company’s foreign subsidiaries for which it receives no tax benefit.  For the year ended April 30, 2014, the effective tax rate on pre-tax income increased as a result of lower tax credits for the U.S. subsidiaries and losses at the Company’s foreign subsidiaries for which no tax benefit is currently available.

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the U.S., 33% in Europe and 25% in China.  The Company utilizes the availability of research and development tax credits (“R&D credit”) in the U.S. to lower its tax rate.  (See Note 12 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

The Company’s European subsidiaries have available net operating loss (“NOL”) carryforwards of approximately $4.2 million to offset future taxable income.  The associated deferred tax asset for the foreign subsidiary NOL is fully reserved by the deferred tax valuation allowance.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal NOL carryforward of $5.1 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 17 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a highly liquid position with working capital of $75.2 million at April 30, 2015.  Included in working capital at April 30, 2015 is $18.4 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2015 is 10.0 to 1 compared to 9.1 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2015, was $1.9 million compared to $3.6 million for the prior fiscal year.  In both fiscal years 2015 and 2014, the Company incurred $3.8 million in non-cash charges to earnings, including depreciation and amortization expense, inventory write downs, warranty and accounts receivable reserves, certain employee benefit plan expenses, including accounting for stock-based compensation.  During fiscal year 2015, operating cash was reduced by increases to accounts receivable and reductions in accrued expenses and other liabilities.  For fiscal year 2014, operating cash was reduced by increases to inventories and accounts receivable.  In fiscal year 2016, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits, collecting accounts receivable and managing its inventory levels.

Net cash provided by investing activities for the fiscal year ended April 30, 2015 was $1.2 million compared to use of cash of $3.6 million in fiscal year 2014.  The fiscal year 2015 activities consisted of net proceeds from the redemption, sale or purchase of marketable securities of $5.3 million and acquisitions of capital equipment and other long term assets for $4.1 million.  In fiscal year 2014, investing activities included net proceeds from transactions in marketable securities for $1.8 million offset by the acquisition of capital equipment for $5.4 million.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company intends to spend between $3.0 million and $4.0 million on capital equipment during fiscal year 2016.  Internally generated cash is expected to be adequate to acquire this property, plant and equipment.

The Company has a five-year, $25 million credit facility from a bank.  As of April 30, 2015, the Company has an outstanding balance of $6.0 million under the credit facility.  Borrowings under the credit facility during fiscal years 2015 and 2014 were used to fund the 2012 acquisition of FEI-Elcom in the amount of $6 million and to help finance the purchase of over $9 million of additional manufacturing equipment to meet increased production output demands.  During fiscal year 2015, as certain marketable securities were sold or redeemed and as the Company generated positive operating cash flow, the Company paid down a portion of the credit facility as indicated in the next paragraph.  The Company may draw on this bank credit facility to provide additional working capital and to fund acquisitions.  The interest rate on the credit facility is based on LIBOR plus either 75 basis points or 175 basis points depending on under which of the two tranches the Company chooses to borrow.  For a more complete description of the credit facility, see Note 7 to the Consolidated Financial Statements.  In addition, the Company’s European subsidiaries have available approximately $275,000 under a bank credit line to meet short-term cash flow requirements.  The rate of interest on any borrowings is based on the one month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings against this line of credit during fiscal year 2015.

During the year ended April 30, 2015, cash used in financing activities was $3.9 million.  The Company borrowed $2.3 million under its bank credit facility but also made payments of $6.4 million against the credit facility.  The Company realized $200,000 from the tax benefit arising from the exercise of stock-based awards during fiscal year 2015.  During fiscal year 2014, cash provided by financing activities was $4.3 million consisting of borrowings of $4.1 million under the credit facility partially offset by payments of $15,000 against capital lease obligations.  The Company also received a tax benefit of $182,000 upon the exercise of stock-based awards during fiscal year 2014.  The Company will continue to use treasury shares to satisfy the future exercise of stock options and stock appreciation rights granted to officers and employees.  The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a fixed repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2015, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2016, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for its R&D efforts but is targeting to spend its own funds at a rate of up to 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

The Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates, primarily in the Euro to U.S. Dollar exchange rate and in the Chinese Renminbi to U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2015, the Company's consolidated backlog amounted to approximately $37 million as compared to approximately $48 million at the beginning of the fiscal year.  (See Item 1).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2016.  Included in the backlog at April 30, 2015 is approximately $2.9 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

*******

The Company’s liquidity is adequate to meet its operating and investment needs through at least April 30, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  Although the amending ASU has not yet been issued, since it will be amended, this ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal year 2015, as in fiscal year 2014, the impact of inflation on the Company's business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the years then ended..  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
EisnerAmper LLP

New York, New York
July 29, 2015

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2015 and 2014
(In thousands, except par value)

	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$7,222	$7,698
Marketable securities	11,186	16,030
Accounts receivable, net of allowance for doubtful accounts of $189 in 2015 and $234 in 2014	9,689	7,741
Costs and estimated earnings in excess of billings, net	12,929	10,439
Inventories, net	38,239	41,227
Deferred and prepaid income taxes	3,063	3,433
Prepaid expenses and other	1,271	1,294
Total current assets	83,599	87,862
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	12,686	11,240
Deferred income taxes	7,360	6,650
Goodwill and other intangible assets	617	689
Cash surrender value of life insurance and cash held in trust	11,825	11,321
Other assets	1,738	1,699
Total assets	$117,825	$119,461
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$1,720	$2,336
Accrued liabilities	6,630	7,361
Total current liabilities	8,350	9,697
Long-term debt - noncurrent	6,000	10,100
Deferred compensation	11,318	10,724
Deferred rent and other liabilities	347	594
Total liabilities	26,015	31,115
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,699 outstanding in 2015; 8,571 outstanding in 2014	9,164	9,164
Additional paid-in capital	54,360	53,181
Retained earnings	27,528	24,702
	91,052	87,047
Common stock reacquired and held in treasury - at cost (465 shares in 2015 and 593 shares in 2014)	(2,132)	(2,715)
Accumulated other comprehensive income	2,890	4,014
Total stockholders' equity	91,810	88,346
Total liabilities and stockholders' equity	$117,825	$119,461

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended April 30, 2015 and 2014

Consolidated Statements of Income
	2015	2014
	(In thousands, except per share data)

Revenues	$76,564	$71,550
Cost of revenues	53,016	46,800
Gross margin	23,548	24,750
Selling and administrative expenses	14,207	14,064
Research and development expenses	5,666	5,813
Operating profit	3,675	4,873
Other income (expense):
Investment income	1,042	880
Interest expense	(139)	(156)
Other (expense) income, net	(42)	703
Income before provision for income taxes	4,536	6,300
Provision for income taxes	1,710	2,260
Net income	$2,826	$4,040
Net income per common share:
Basic	$0.33	$0.47
Diluted	$0.32	$0.46
Average shares outstanding:
Basic	8,611	8,527
Diluted	8,910	8,817

Consolidated Statements of Comprehensive Income
Net Income	$2,826	$4,040
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,093)	505
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($176) and $130	343	(162)
Reclassification adjustment for realized gains included in net income, net of tax of $192 and $125	(374)	(242)
Total unrealized loss on marketable securities, net of tax	(31)	(404)

Total other comprehensive (loss) income	(1,124)	101
Comprehensive income	$1,702	$4,141

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2015 and 2014

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$2,826	$4,040
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(720)	(160)
Depreciation and amortization	2,944	2,471
Deferred lease obligation	(81)	120
Provision for losses on accounts receivable, inventories and warranty reserve	222	254
Gains on marketable securities	(566)	(367)
Loss (gain) on sale of fixed and other assets, net	64	(667)
Employee benefit plans expense	1,516	1,246
Stock-based compensation expense	1,077	1,105
Tax benefit from exercise of stock-based compensation	(200)	(182)
Changes in operating assets and liabilities:
Accounts receivable	(3,206)	491
Costs and estimated earnings in excess of billings	(2,490)	(2,122)
Inventories	1,267	(3,102)
Prepaid expenses and other	42	423
Other assets	(529)	(703)
Accounts payable - trade	25	614
Accrued liabilities	(339)	(88)
Income taxes refundable/payable	594	688
Other liabilities	(564)	(419)
Net cash provided by operating activities	1,882	3,642

Cash flows from investing activities:
Purchase of marketable securities	(1,956)	(3,162)
Proceeds from sale or redemption of marketable securities	7,271	4,993
Capital expenditures	(4,157)	(5,405)
Net cash provided by (used in) investing activities	1,158	(3,574)

Continued

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2015 and 2014
(Continued)

	2015	2014
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$2,300	$4,100
Payment of short-term credit and lease obligations	(6,400)	(15)
Tax benefit from exercise of stock-based compensation	200	182
Net cash (used in) provided by financing activities	(3,900)	4,267

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(860)	4,335

Effect of exchange rate changes on cash and cash equivalents	384	(97)

Net (decrease) increase in cash and cash equivalents	(476)	4,238

Cash and cash equivalents at beginning of year	7,698	3,460

Cash and cash equivalents at end of year	$7,222	$7,698

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$140	$153
Income taxes	$1,851	$1,735

Non-cash operating and investing activities:
(a)   During the year ended April 30, 2014, the Company delivered certain fixed assets called for by a license agreement with Morion, Inc. (See Note 9. Investment in Morion, Inc.) A portion of the $925 deposit previously received and recorded as deferred revenue at April 30, 2013, was recognized as proceeds on the sale of those fixed assets in fiscal year 2014. No additional cash was received for that provision of the license agreement.

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2015 and 2014
(In thousands, except share data)

	Common Stock		Additional paid in	Retained	Treasury stock (at cost)		Accumulated other comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2013	9,163,940	$9,164	$51,913	$20,662	700,590	$(3,200)	$3,913	$82,452
Contribution of stock to 401(k) plan			277		(41,775)	189		466
Stock-based compensation expense			1,104		(300)	1		1,105
Tax benefit from stock option exercise			182					182
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(295)		(65,384)	295		-
Change in unrealized gains and losses on marketable securities, net of taxes							(404)	(404)
Foreign currency translation adjustment							505	505
Net Income				4,040				4,040
Balance at April 30, 2014	9,163,940	9,164	53,181	24,702	593,131	(2,715)	4,014	88,346
Contribution of stock to 401(k) plan			302		(40,324)	183		485
Stock-based compensation expense			1,072		(1,400)	5		1,077
Tax benefit from stock option exercise			200					200
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(395)		(86,244)	395		-
Change in unrealized gains and losses on marketable securities, net of taxes							(31)	(31)
Foreign currency translation adjustment							(1,093)	(1,093)
Net Income				2,826				2,826
Balance at April 30, 2015	9,163,940	$9,164	$54,360	$27,528	465,163	$(2,132)	$2,890	$91,810

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the "Company" or "Registrant").  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 13 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), Gillam-FEI, and FEI-Zyfer business segments.  Intercompany accounts and significant intercompany transactions are eliminated in consolidation.  To accommodate the different fiscal periods of Gillam-FEI, the Company recognizes its share of net income or loss on a one month lag.  Any material events which may occur during the intervening month at Gillam-FEI will be accounted for in the consolidated financial statements.

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

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of financial institutions; three and four institutions at April 30, 2015 and 2014, respectively.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Intangible Assets:

Intangible assets consist of the ISO 9000 certification arising from the acquisition of FEI-Elcom in the assignment of fair value to its acquired assets including intangibles.  The certification is valued at fair value and was amortized over the estimated useful life of 3 years from the date of acquisition.

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

Changes in job performance on long-term and production-type orders may result in revisions to costs and revenue and are recognized in the period in which revisions are determined to be required.  Provisions for the full amount of anticipated losses are made in the period in which they become determinable.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
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

The Company analyzes its tax positions under accounting standards which prescribe recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.  When and if the Company were to recognize interest or penalties related to income taxes, it would be reported net of the federal tax benefit in the tax provision.

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

The weighted average fair value of each option or stock appreciation right (“SAR”) has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2015	2014
Expected volatility	35%	34%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.50% and 2.38%	2.45% to 2.50%
Expected lives	5.0 and 8.5 years	8.5 years

The expected life assumption was determined based on the Company’s historical experience as well as the term of recent SAR agreements.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the stock options or SARs.

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

New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  Although the amending ASU has not yet been issued, since it will be amended, this ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

2.  Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2015	2014
Basic EPS Shares outstanding (weighted average)	8,610,950	8,526,576
Effect of Dilutive Securities	298,808	290,381
Diluted EPS Shares outstanding	8,909,758	8,816,957

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  For the years ended April 30, 2015 and 2014, the number of excluded options and SARS were 271,500 and 270,875, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

3.  Costs and Estimated Earnings in Excess of Billings

At April 30, 2015 and 2014, costs and estimated earnings in excess of billings, net, consist of the following:

	2015	2014
	(in thousands)
Costs and estimated earnings in excess of billings	$14,057	$11,965
Billings in excess of costs and estimated earnings	(1,128)	(1,526)
Net asset	$12,929	$10,439

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2015 and 2014, revenue recognized under percentage of completion contracts was approximately $46.8 million and $43.2 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total anticipated contract losses at April 30, 2015 were approximately $400,000.  No anticipated losses existed at April 30, 2014.

4.  Inventories

Inventories at April 30, 2015 and 2014, respectively, consisted of the following (in thousands):

	2015	2014
Raw Materials and Component Parts	$24,274	$24,986
Work in Progress	9,948	12,385
Finished Goods	4,017	3,856
	$38,239	$41,227

As of April 30, 2015 and 2014, approximately $32.0 million and $33.4 million, respectively, of total inventory is located in the United States, approximately $5.4 million and $7.1 million, respectively, is located in Belgium and approximately $0.8 million and $0.7 million, respectively, is located in China.

5.  Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2015 and 2014, consists of the following (in thousands):

	2015	2014
Buildings and building improvements	$5,224	$5,976
Machinery, equipment and furniture	52,987	49,651
	58,211	55,627
Less, accumulated depreciation	45,525	44,387
	$12,686	$11,240

Depreciation and amortization expense for the years ended April 30, 2015 and 2014 was $2,828,000 and $2,309,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2015 and 2014 was approximately $1,017,000 and $940,000, respectively.

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

In addition, the Company’s subsidiaries in New Jersey, China, France and California lease their office and manufacturing facilities.  FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $28,000 through the end of the lease which expires in March 2016.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $6,800 through February 2016.  FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $30,400 and increase each year over the remaining 28 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,000 per month.

Rent expense under operating leases was approximately $1.5 million for both fiscal years ended April 30, 2015 and 2014.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2015 and 2014, the Company’s balance sheet includes deferred rent payable of approximately $290,000 and $380,000, respectively, which will be recognized over the respective rental periods.

Future minimum lease payments required by the operating leases are as follows (in thousands):

Years ending April 30,	Operating Leases
2016	$1,484
2017	1,174
2018	925
2019	600
Total future minimum lease payments	$4,183

6.  Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2015 and 2014 are as follows (in thousands):

	April 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,379	$104	$(16)	$3,467
Equity securities	7,018	834	(133)	7,719
	$10,397	$938	$(149)	$11,186

	April 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,927	$116	$(36)	$9,007
Equity securities	6,267	909	(153)	7,023
	$15,194	$1,025	$(189)	$16,030

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2015
Fixed Income Securities	$96	$(1)	$461	$(15)	$557	$(16)
Equity Securities	3,323	(133)	-	-	3,323	(133)
	$3,419	$(134)	$461	$(15)	$3,880	$(149)
April 30, 2014
Fixed Income Securities	$501	$(3)	$448	$(33)	$949	$(36)
Equity Securities	366	(1)	925	(152)	1,291	(153)
	$867	$(4)	$1,373	$(185)	$2,240	$(189)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2015 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2015	2014
Proceeds	$7,271	$4,993
Gross realized gains	$571	$367
Gross realized losses	$(5)	$-

Maturities of fixed income securities classified as available-for-sale at April 30, 2015 are as follows (at cost, in thousands):

Current	$251
Due after one year through five years	1,308
Due after five years through ten years	1,820
$3,379

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

7.  Debt Obligations

On June 6, 2013, the Company obtained a credit facility (the “Facility”) from JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  The maximum aggregate amount of the Facility is $25.0 million.  Proceeds from the Facility will be used for working capital and to finance acquisitions.  During the year ended April 30, 2015, the Company borrowed an additional $2.3 million under the Facility primarily to finance the acquisition of additional manufacturing equipment and repaid an aggregate of $6.4 million from its operating cash flow and as a result of redemptions of certain fixed income marketable securities.

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

Borrowings under the Facility are evidenced by a line of credit note (the “Note”) and bear interest, payable monthly, at a rate equal to the LIBOR Rate, as determined from time to time by JPMorgan pursuant to the terms of the Note, plus a margin of 0.75% for Tranche A borrowings and 1.75% for Tranche B borrowings.  At April 30, 2015 and 2014, the rate was 0.9305% and 1.235%, respectively, based on the one-month LIBOR rate.  The principal balance on the Note, along with any accrued and unpaid interest, is due and payable no later than June 5, 2018, which is the maturity date of the Facility.  In addition, the Company is required to pay JPMorgan fees equal to 0.1% per annum on any unused portion of the Facility.

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and, if there are any borrowings under Tranche B, an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the year ended April 30, 2015, the Company met the required covenants for its borrowings under Tranche A.

The Company’s European subsidiaries have available 250,000 Euros (approximately $275,000 based on current rates of exchange between the dollar and the Euro) in a bank credit line to meet short-term cash flow requirements.  As of April 30, 2015 and 2014, no amounts were outstanding under such line of credit.  Borrowings under the bank credit line, if any, must be repaid within one year of receipt of funds.  Interest on this credit line is at 1.0% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2015 and 2014, the rate was 1.12% and 1.235%, respectively, based on the one-month EURIBOR.

8.  Accrued Liabilities

Accrued liabilities at April 30, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Vacation and other compensation	$1,633	$1,761
Incentive compensation	1,302	1,389
Payroll taxes	1,012	1,613
Deferred revenue	720	1,023
Warranty reserve	617	617
Cost conversion	450	-
Commissions	407	287
Other	489	671
	$6,630	$7,361

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

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

During the fiscal years ended April 30, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $201,000 and $213,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $615,000 and $1,044,000, respectively.  At April 30, 2015, accounts receivable included $145,000 due from Morion and $23,000 was payable to Morion.

On October 22, 2012, the Company entered into an agreement with respect to its licensing of rubidium oscillator production technology to Morion.  The agreement requires the Company to supply production equipment and parts and to provide training to Morion employees to enable Morion to achieve certain levels of volume production of rubidium oscillators.  Morion will pay the Company approximately $2.7 million for the license, the equipment, parts and training, plus 5% royalties on third party sales.  For a 5-year period following an initial production run, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  Accordingly, during the year ended April 30, 2014, the Company recorded revenues of $500,000 for the technology transfer, training and sale of parts and recognized a gain of approximately $736,000 upon the sale of fully-depreciated equipment.  The $925,000 deposit previously recorded as deferred revenue is included in these revenues and gain.  During fiscal year 2015, no revenue was recorded under this agreement.  In future years. additional revenues under the agreement will be recorded after the Company provides further on-site training for Morion personnel, delivers more component parts and obtains relief from certain U.S. Government limitations relating to the sales of items to be manufactured under the license.  The United States Department of State has approved the technology transfer called for under the agreement.

10.  Goodwill and Other Intangible Assets

During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  In February 2012, the Company acquired FEI-Elcom resulting in the recording of goodwill in the amount of $398,000 plus other intangible assets with a value of $275,000.  Management has determined that goodwill is not impaired as of April 30, 2015 and 2014.  The other intangible assets were amortized over a three-year period from the date of acquisition.

Amortization expense for the years ended April 30, 2015 and 2014 was approximately $73,000 and $91,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

11.  Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2015 and 2014, the Company contributed 40,324 and 41,775 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $485,000 in fiscal year 2015 and $466,000 in fiscal year 2014.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2015 and 2014, such transactions increased additional paid in capital by $302,000 and $277,000, respectively.  As of April 30, 2015, the profit sharing plan holds an aggregate of 467,975 shares of the Company’s common stock allocated to the accounts of the individual participants.  Subsequent to the end of fiscal year 2015, the ESOP Plan (see below) was merged into the Company’s profit sharing plan.  All shares of the Company’s common stock held by the two plans were combined for an aggregate holding of 853,601 shares in the profit sharing plan.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans the Company charged approximately $1.3 million to selling and administrative expenses for both fiscal years ended April 30, 2015 and 2014.

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

Typically, options and SARS vest over a four-year period from the date of grant.  The options and SARS generally expire ten years after the date of grant (the most recent SAR award expires in five years) and are subject to certain restrictions on transferability of the shares obtained on exercise.  Under the Company’s 2005 Stock Award Plan (“Plan”) the Company provided option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  Under the Plan, instruments granted under other plans which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available under the Plan.

As of April 30, 2013, a consultant, who is the son of the Company’s president, had been granted options to purchase 37,500 shares of Company stock under NQSO plans at a weighted average exercise price of $6.67.  During the years ended April 30, 2015 and 2014, the consultant elected cashless exercises of 20,000 shares and 17,500 shares, respectively, at an exercise price of $6.67, resulting in a net issuance of 8,638 shares in fiscal year 2015 and 7,276 shares in fiscal year 2014. As of April 30, 2015, the consultant has no outstanding stock options.  At the beginning of fiscal year 2015, eligible employees had been granted options to purchase approximately 172,500 shares of which 95,000 options with a weighted average exercise price of $13.15 were outstanding and exercisable.  During the year ended April 30, 2015, 57,000 options expired and were returned to the Plan.  The remaining 38,000 shares were exercised by the employees using the cashless method resulting in the net issuance of 6,931 shares of Company stock.  Total fiscal year 2015 cashless exercises of stock options under ISO and NQSO plans, including the consultant shares above, aggregated 58,000 shares.  Accordingly, the Company issued 15,569 shares on exercise and returned 42,431 shares to the pool of available shares which may be used for future grants under the Plan.  As of April 30, 2015, eligible employees and directors have been granted SARS based on approximately 1,950,000 shares of Company stock, of which approximately 1,603,000 shares are outstanding and approximately 1,131,000 shares with a weighted average exercise price of $8.27 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2015, employees exercised SARS representing 147,500 shares of Company stock and received 70,675 shares of Company stock.  The 76,825 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and stock appreciation rights activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – April 30, 2013	1,708,625	$8.23	6.1 years
Granted	212,000	10.30
Exercised	(196,000)	7.16
Expired or Canceled	(2,000)	10.06
Outstanding – April 30, 2014	1,722,625	$8.60	6.0 years
Granted	145,000	13.02
Exercised	(205,500)	7.72
Expired or Canceled	(59,000)	14.32
Outstanding – April 30, 2015	1,603,125	$8.90	5.8 years	$6,952,378
Exercisable	1,131,375	$8.27	4.8 years	$5,619,840
Available for future grants	71,572

As of April 30, 2015, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $1,071,000.  These costs are expected to be recognized over a weighted average period of 1.5 years.

During the years ended April 30, 2015 and 2014, 244,625 and 268,875 shares, respectively, vested, the fair value of which was approximately $1,053,000 and $993,000, respectively.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2015 and 2014, were approximately $4.45 and $4.57, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $394,000 and $426,000 for the years ended April 30, 2015 and 2014, respectively.  Selling and administrative expenses include stock-based compensation expense of approximately $683,000 and $679,000 for the years ended April 30, 2015 and 2014, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the years ended April 30, 2015 and 2014, the Company realized $200,000 and $182,000 respectively, of tax benefits from the exercise of stock options and SARS.

Independent Contractor Stock Option Plan:

The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the years ended April 30, 2015 and 2014 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan and the outstanding grant of an option for 30,000 shares at an exercise price of $14.76 expired during fiscal year 2015.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Restricted Stock Plan:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2015 and 2014, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.

Employee Stock Ownership Plan/Stock Bonus Plan:

During 1990, the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal year 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal year 2000, all shares (1,071,652) had been allocated to participant accounts of which 385,626 shares remain in the ESOP.  Subsequent to the end of fiscal year 2015, the ESOP plan was merged into the Company’s profit sharing plan.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2015 and 2014 was approximately $1,038,000 and $780,000, respectively.

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

12.  Income Taxes

The income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2015	2014
U.S.	$6,201	$7,565
Foreign	(1,665)	(1,265)
	$4,536	$6,300

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

The provision for income taxes consists of the following (in thousands):

	2015	2014
Current:
Federal	$2,170	$2,190
Foreign	-	-
State	260	230
Current provision	2,430	2,420
Deferred:
Federal	(560)	(280)
Foreign	(630)	(103)
State	(290)	120
Deferred benefit	(1,480)	(263)
Change in valuation allowance	760	103
Total provision	$1,710	$2,260

The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands):

	2015	2014
Computed "expected" tax expense	$1,542	$2,142
State and local tax, net of federal benefit	(126)	214
Valuation allowance on deferred tax assets	760	103
Foreign losses without tax benefit	73	222
Nondeductible expenses	112	199
Nontaxable life insurance cash value increase	(119)	(151)
Tax credits	(191)	(203)
Other items, net, none of which individually exceeds 5% of federal taxes at statutory rates	(341)	(266)
	$1,710	$2,260

The components of deferred taxes are as follows (in thousands):

	2015	2014
Deferred tax assets:
Employee benefits	$7,400	$6,860
Inventory	1,580	1,750
Accounts receivable	570	570
Tax credits	860	770
Other liabilities	200	240
Net operating loss carryforwards	3,230	3,130
Total deferred tax asset	13,840	13,320
Deferred tax liabilities:
Marketable securities	270	280
Property, plant and equipment	820	1,050
Net deferred tax asset	12,750	11,990
Valuation allowance	(2,390)	(2,120)
Net deferred tax assets	$10,360	$9,870

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Net deferred tax assets are comprised of the following (in thousands):

	2015	2014
Gross current assets	$3,350	$3,600
Valuation allowance	-	-
Current liabilities	(350)	(380)
Net current deferred tax assets	3,000	3,220

Gross noncurrent assets	10,700	9,940
Valuation allowance	(2,390)	(2,120)
Noncurrent liabilities	(950)	(1,170)
Net noncurrent deferred tax assets	7,360	6,650
Net deferred tax assets	$10,360	$9,870

The total valuation allowance relates to deferred tax assets of both domestic and foreign subsidiaries.  The change in valuation allowance during the year ended April 30, 2015 was an increase of $270,000, which consists of the $760,000 deferred tax provision less a foreign exchange adjustment of $490,000.  For the year ended April 30, 2014, the change in valuation allowance was an increase of $220,000 which consists of the $103,000 deferred tax provision plus a foreign exchange adjustment of $117,000.

At April 30, 2015, the Company has available approximately $4.2 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $5.1 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 17 years.

The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards.  It is difficult to predict what would occur to change the Company’s unrecognized tax benefits over the next twelve months.  The Company believes, however, that there should be no change during the next twelve months.

13.  Segment Information

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

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom and FEI-Asia.  FEI-Asia functions as a manufacturing facility for the FEI-NY segment with historically minimal sales to outside customers.  Beginning in late fiscal year 2014, FEI-Asia began shipping higher volumes of product to third parties as a contract manufacturer.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

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

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2015		2014
Net revenues:
FEI-NY	$61,905		$55,772
Gillam-FEI	8,026	**	9,995	**
FEI-Zyfer	9,215		7,990
less intersegment revenues	(2,582	)**	(2,207	)**
Consolidated revenues	$76,564		$71,550

Operating profit (loss):
FEI-NY	$4,809		$6,403
Gillam-FEI	(1,706	)**	(520)**
FEI-Zyfer	961		(626)
Corporate	(389)		(384)
Consolidated operating profit	$3,675		$4,873

**For fiscal years ended April 30, 2015 and 2014, includes Gillam-FEI intersegment sales of $1.5 million and $1.6 million, respectively, to the FEI-NY and FEI-Zyfer segments.  Such sales consist principally of design and development of automatic test equipment for satellite hardware production and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S.  In the Gillam-FEI segment, these transactions reduced the operating loss in each of the fiscal years.

	2015	2014
Identifiable assets:
FEI-NY (approximately $3 million in China)	$63,541	$62,969
Gillam-FEI (all in Belgium or France)	9,878	19,595
FEI-Zyfer	11,088	11,220
less intersegment receivables	(8,775)	(19,819)
Corporate	42,093	45,496
Consolidated identifiable assets	$117,825	$119,461

Depreciation and amortization (allocated):
FEI-NY	$2,562	$2,021
Gillam-FEI	208	261
FEI-Zyfer	159	174
Corporate	15	15
Consolidated depreciation and amortization expense	$2,944	$2,471

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

Major Customers

The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2015 and 2014, approximately 47% and 54% respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2015, sales to three customers of the FEI-NY segment aggregated $33.1 million or 53% of that segment’s total sales.  Each of these customers also exceeded 10% of the Company’s consolidated revenues.  During the year ended April 30, 2015, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales.   None of the customers in the Gillam-FEI and FEI-Zyfer segments accounted for more than 10% of consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:

	(in thousands)
	2015	2014
France	$10,937	$8,932
Belgium	3,971	5,719
China	4,493	492
Germany	1,076	60
Russia	638	1,046
Other	2,446	2,428
	$23,561	$18,677

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

	Year Ended April 30,
	2015	2014
Balance at beginning of year	$617	$598
Warranty costs incurred	(296)	(339)
Product warranty accrual	296	358
Balance at end of year	$617	$617

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued

15.  Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by component and reclassifications out of AOCI are as follows (in thousands):

	Change in Market Value of Marketable Securities		Foreign Currency Translation Adjustment	Total
Balance April 30, 2013, net of taxes		$1,420	$2,493	$3,913
Items of other comprehensive income (loss) before reclassification, pretax		(292)	505	213
Tax effect		130	-	130
Items of other comprehensive income (loss) before reclassification, net of taxes		(162)	505	343
Reclassification adjustments, pretax **	(367)
Tax effect	125	(242)	-	(242)
Total other comprehensive income (loss), net of taxes		(404)	505	101
Balance April 30, 2014, net of taxes		1,016	2,998	4,014
Items of other comprehensive income (loss) before reclassification, pretax		519	(1,093)	(574)
Tax effect		(176)	-	(176)
Items of other comprehensive income (loss) before reclassification, net of taxes		343	(1,093)	(750)
Reclassification adjustments, pretax **	(566)
Tax effect	192	(374)	-	(374)
Total other comprehensive income (loss), net of taxes		(31)	(1,093)	(1,124)
Balance April 30, 2015, net of taxes		$985	$1,905	$2,890

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2015, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2015, for the annual meeting of stockholders to be held on or about October 29, 2015.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2015, for the annual meeting of stockholders to be held on or about October 29, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2015, for the annual meeting of stockholders to be held on or about October 29, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2015, for the annual meeting of stockholders to be held on or about October 29, 2015.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2015, for the annual meeting of stockholders to be held on or about October 29, 2015.

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
Exhibit 101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the year ended April 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

The exhibits listed on the accompanying Index to Exhibits beginning on page 48 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Alan L. Miller
Alan L. Miller
Chief Financial Officer and Secretary/Treasurer

Dated:  July 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph P. Franklin	Chairman of the Board	7/29/15
Joseph P. Franklin

/s/ Joel Girsky	Director	7/29/15
Joel Girsky

/s/ S. Robert Foley	Director	7/29/15
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/15
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/15
Martin B. Bloch	(Principal Executive Officer)

/s/ Alan L. Miller	Chief Financial Officer	7/29/15
Alan L. Miller	and Secretary/Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(12)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of its 2015 audit report in Registrant’s Form S-8 Registration Statements.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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