Form 10-Q
period 2015-07-31
FREQUENCY ELECTRONICS INC
filed 2015-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2015 – 8,716,083

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
__________________________

	July 31,	April 30,
	2015	2015
	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$5,924	$7,222
Marketable securities	10,364	11,186
Accounts receivable, net of allowance for doubtful accounts of $189 at July 31, 2015 and April 30, 2015	10,021	9,689
Costs and estimated earnings in excess of billings, net	14,645	12,929
Inventories	39,090	38,239
Deferred income taxes	3,143	3,063
Prepaid expenses and other	1,219	1,271
Total current assets	84,406	83,599
Property, plant and equipment, net	12,677	12,686
Deferred income taxes	7,360	7,360
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	12,334	11,825
Other assets	1,728	1,738
Total assets	$119,122	$117,825

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$883	$1,720
Accrued liabilities and income taxes payable	6,938	6,630
Total current liabilities	7,821	8,350
Long term debt- noncurrent	6,000	6,000
Deferred compensation	11,447	11,318
Deferred rent and other liabilities	356	347
Total liabilities	25,624	26,015

Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	54,652	54,360
Retained earnings	28,419	27,528
	92,235	91,052

Common stock reacquired and held in treasury - at cost (448 shares at July 31, 2015 and 465 shares at April 30, 2015)	(2,053)	(2,132)
Accumulated other comprehensive income	3,316	2,890
Total stockholders' equity	93,498	91,810
Total liabilities and stockholders' equity	$119,122	$117,825

See accompanying notes to condensed consolidated financial statements.

3 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income
__________________________

Three Months Ended July 31,
(Unaudited)

	2015	2014
	(In thousands except per share data)

Condensed Consolidated Statements of Income
Revenues	$16,680	$19,740
Cost of revenues	10,907	14,075
Gross margin	5,773	5,665

Selling and administrative expenses	3,685	3,498
Research and development expense	1,147	1,239
Operating profit	941	928

Other income (expense):
Investment income	271	414
Interest expense	(24)	(34)
Other income, net	403	1
Income before provision for income taxes	1,591	1,309
Provision for income taxes	700	590
Net income	$891	$719

Net income per common share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Average shares outstanding:
Basic	8,706	8,579
Diluted	8,984	8,857

Condensed Consolidated Statements of Comprehensive Income
Net income	$891	$719
Other comprehensive income (loss):
Foreign currency translation adjustment	701	205
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $94 and ($139)	(185)	271
Reclassification adjustment for realized gains included in net income, net of tax of $47 and $95	(90)	(185)
Total unrealized (loss) gain on marketable securities, net of tax	(275)	86

Total other comprehensive income (loss)	426	291
Comprehensive income	$1,317	$1,010

See accompanying notes to consolidated condensed financial statements.

4 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
__________________________

Three Months Ended July 31,
(Unaudited)

	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$891	$719
Non-cash charges to earnings, net	1,226	1,069
Net changes in operating assets and liabilities	(3,942)	(7,432)
Net cash used in operating activities	(1,825)	(5,644)

Cash flows from investing activities:
Purchase of marketable securities	(172)	(1,018)
Proceeds on redemption of marketable securities	713	2,230
Purchase of fixed assets	(606)	(1,153)
Net cash (used in) provided by investing activities	(65)	59

Cash flows from financing activities:
Borrowings from long-term credit facility	-	2,300
Tax benefit from exercise of stock-based compensation	8	26
Net cash provided by financing activities	8	2,326

Net decrease in cash and cash equivalents before effect of exchange rate changes	(1,882)	(3,259)

Effect of exchange rate changes on cash and cash equivalents	584	104

Net decrease in cash and cash equivalents	(1,298)	(3,155)

Cash and cash equivalents at beginning of period	7,222	7,698

Cash and cash equivalents at end of period	$5,924	$4,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24	$34
Income Taxes	$230	$41

See accompanying notes to condensed consolidated financial statements.

5 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2015 and the results of its operations and cash flows for the three months ended July 31, 2015 and 2014.  The April 30, 2015 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015 filed on July 29, 2015.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,
	2015	2014
Basic EPS Shares outstanding (weighted average)	8,706,185	8,578,733
Effect of Dilutive Securities	277,852	278,116
Diluted EPS Shares outstanding	8,984,037	8,856,849

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS for the three months ended July 31, 2015 and 2014 were 330,500 and 300,875, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2015 and April 30, 2015, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2015	April 30, 2015
	(In thousands)
Costs and estimated earnings in excess of billings	$15,203	$14,057
Billings in excess of costs and estimated earnings	(558)	(1,128)
Net asset	$14,645	$12,929

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2015 and 2014, revenue recognized under percentage of completion contracts was approximately $9.3 million and $12.9 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2015, the Company made a contribution of 12,195 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 4,905 shares from treasury upon the exercise of SARs by certain officers and employees of the Company.

6 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2015	April 30, 2015
	(In thousands)

Raw Materials and Component Parts	$24,796	$24,274
Work in Progress	10,338	9,948
Finished Goods	3,956	4,017
	$39,090	$38,239

As of July 31, 2015 and April 30, 2015, approximately $32.5 million and $32.0 million, respectively, of total inventory is located in the United States, approximately $5.5 million and $5.4 million, respectively, is located in Belgium and approximately $1.0 million and $0.8 million, respectively, is located in China.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below presents information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,
	2015	2014
Net revenues:
FEI-NY	$13,494	$17,257
Gillam-FEI	1,407	1,491
FEI-Zyfer	2,100	1,120
less intercompany revenues	(321)	(128)
Consolidated revenues	$16,680	$19,740

	Three months ended July 31,
	2015	2014
Operating profit (loss):
FEI-NY	$1,087	$2,080
Gillam-FEI	(217)	(578)
FEI-Zyfer	123	(506)
Corporate	(52)	(68)
Consolidated operating profit	$941	$928

	July 31, 2015	April 30, 2015
Identifiable assets:
FEI-NY (approximately $2.5 million in China)	$64,164	$63,541
Gillam-FEI (all in Belgium or France)	9,488	9,878
FEI-Zyfer	11,902	11,088
less intersegment balances	(6,668)	(8,775)
Corporate	40,236	42,093
Consolidated identifiable assets	$119,122	$117,825

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

During the three months ended July 31, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $32,000 and $65,000, respectively, and the Company sold product and services to Morion in the aggregate amount of approximately $423,000 and $183,000, respectively.  At July 31, 2015 and April 30, 2015, accounts receivable included $429,000 and $145,000, respectively, due from Morion and $0 and $23,000, respectively, was payable to Morion.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  In November 2012, Morion paid the Company a $925,000 deposit under the agreement which amount had been recorded on the Company’s balance sheet as deferred revenue.  In October 2013, after amending the original document to clarify certain billing events, the Company invoiced Morion for the equipment, certain component parts for the production of rubidium oscillators, training of certain Morion employees and transfer of the production technology and license to Morion.  The $925,000 deposit previously recorded as deferred revenue was recognized as income during the second quarter of fiscal year 2015.  For the three months ended July 31, 2015, sales to Morion included $375,000 for product and training services under this agreement.  During the first quarter of fiscal year 2015, there were no sales to Morion under the agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (“State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.

8 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2015 and April 30, 2015 are as follows (in thousands):

	July 31, 2015
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,225	$70	$(27)	$3,268
Equity securities	6,764	667	(335)	7,096
	$9,989	$737	$(362)	$10,364

	April 30, 2015
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,379	$104	$(16)	$3,467
Equity securities	7,018	834	(133)	7,719
	$10,397	$938	$(149)	$11,186

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
July 31, 2015
Fixed Income Securities	$92	$(5)	$453	$(22)	$545	$(27)
Equity Securities	2,778	(279)	749	(56)	3,527	(335)
	$2,870	$(284)	$1,202	$(78)	$4,072	$(362)
April 30, 2015
Fixed Income Securities	$96	$(1)	$461	$(15)	$557	$(16)
Equity Securities	3,323	(133)	-	-	3,323	(133)
	$3,419	$(134)	$461	$(15)	$3,880	$(149)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2015 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2015 and 2014, the Company sold or redeemed available-for-sale securities in the amounts of $713,000 and $2.2 million, respectively, realizing gains of approximately $137,000 and $280,000, respectively.

9 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income securities classified as available-for-sale at July 31, 2015 are as follows, at cost (in thousands):

Current	$101
Due after one year through five years	1,622
Due after five years through ten years	1,502
$3,225

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

NOTE I – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the effective date of ASU 2014-09, while allowing companies to early adopt based on the original effective date of ASU 2014-09.  ASU 2014-09 is now effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

NOTE J – CREDIT FACILITY

The Company has a credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to a credit agreement (the “Credit Agreement”) between the Company and JPMorgan.  Under the Facility the Company may make borrowings from either Tranche A or Tranche B or a combination of both, not to exceed $25.0 million.  Pursuant to the Credit Agreement, the amount of Tranche A borrowings may not exceed the value of the Pledged Investments (as defined in the Credit Agreement).  The amount of Tranche B borrowings may not exceed the lesser of (i) $15.0 million and (ii) the Borrowing Base (as defined in the Credit Agreement).  Current outstanding borrowings of $6.0 million under the Facility are all under Tranche A.  The Facility is fully guaranteed by certain of the Company’s subsidiaries and is secured by, among other things, a pledge of substantially all personal property of the Company and certain of the Company’s subsidiaries.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees,  mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended July 31, 2015, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the three months ended July 31, 2015 and 2014, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of July 31, 2015 and April 30, 2015, the remaining deferred tax asset valuation allowance is approximately $2.4 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

11 of 20

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2016 and 2015 (which end on April 30, 2016 and 2015, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,
	2015	2014
Net Revenues
FEI-NY	80.9%	87.4%
Gillam-FEI	8.4	7.6
FEI-Zyfer	12.6	5.7
Less intersegment revenues	(1.9)	(0.7)
	100.0	100.0
Cost of revenues	65.4	71.3
Gross margin	34.6	28.7
Selling and administrative expenses	22.1	17.7
Research and development expenses	6.9	6.3
Operating profit	5.6	4.7
Other income, net	3.9	1.9
Pretax income	9.5	6.6
Provision for income taxes	4.2	3.0
Net income	5.3%	3.6%

Revenues

	Three months ended July 31,
	(in thousands)
			Change
Segment	2015	2014	$		%
FEI-NY	$13,494	$17,257		$(3,763)	(22%)
Gillam-FEI	1,407	1,491		(84)	(6%)
FEI-Zyfer	2,100	1,120		980	88%
Intersegment sales	(321)	(128)		(193)
	$16,680	$19,740	$	(3,060)	(16%)

13 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the three months ended July 31, 2015, revenues from commercial and U.S. Government satellite programs accounted for more than 55% of consolidated revenues but were lower than that recorded in the same period of fiscal year 2015 as certain programs were completed.  Revenues on these contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, more than doubled over the prior year and accounted for approximately 20% of consolidated fiscal year 2016 revenues.  Network infrastructure and other industrial revenues in the fiscal year 2016 period, declined by approximately 30% from the same period of fiscal year 2015 and accounted for approximately 20% of consolidated revenues.  Such revenues are recorded in all three segments.  The primary reason for reduced revenue from this market area in the fiscal year 2016 period is the lack of third-party contract manufacturing revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  Such third-party contract manufacturing business is sporadic and low margin and thus has little meaningful impact on the consolidated profits of the Company.

For the three months ended July 31, 2014, revenues from commercial and U.S. Government satellite programs accounted for more than 60% of consolidated revenues compared to 55% for the same period of fiscal year 2014.  Revenues on these contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage of completion method.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for less than 10% of consolidated revenues as compared to one-fourth of revenues in fiscal year 2014.  In fiscal year 2015, the Company experienced delays in booking non-space U.S. Government business due to uncertainties related to the federal budget process in the United States.  Network infrastructure and other industrial revenues accounted for one-fourth of consolidated revenues as compared to 20% of revenues in the prior year.  The principal component of this growth is increased third party revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment orders.  Lower revenues at Gillam-FEI are primarily due to reduced intersegment sales.

Based on the Company’s current backlog, over three-fourths of which represent satellite payload business, and the probability for obtaining new project orders which are sole-sourced to the Company, revenues for fiscal year 2016 are expected to be comparable to the prior fiscal year.  Satellite payload revenues will remain the dominant portion of the Company’s business and represents the Company’s best growth opportunity.  Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment, as it receives additional funding on several significant U.S. Government programs.

Gross margin

	Three months ended July 31,
	(in thousands)
			Change
	2015	2014	$	%
	$5,773	$5,665	$108	2%
GM Rate	34.6%	28.7%

Although consolidated revenues for the three month period ended July 31, 2015 were lower than the same period of fiscal year 2015, gross margin increased as a result of improved gross margin rates due to favorable contract and product mix.  In addition, during the quarter the Company received reimbursement from a vendor which partially offset higher engineering and production costs incurred on certain programs impacted by a defective part.  The cost reimbursement improved the consolidated gross margin rate by approximately 2%.

Gross margin for the three month period ended July 31, 2014, decreased primarily due to lower revenues on non-space U.S. Government business and at the Gillam-FEI segment.  Low sales volume at the Company’s subsidiaries did not cover the fixed costs of these entities.  The FEI-NY segment recorded an increase in gross margin on higher revenues but its gross margin rate was lower due to product mix. Included in the FEI-NY segment are low margin third party contract manufacturing sales at the Company’s FEI-Asia subsidiary which had the effect of reducing the consolidated gross margin rate by approximately 2.5%.

14 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Three months ended July 31,
(in thousands)
		Change
2015	2014	$	%
$3,685	$3,498	$187	5%

For the three-month periods ended July 31, 2015 and 2014, selling and administrative ("SG&A”) expenses were approximately 22% and 18%, respectively, of consolidated revenues.  The increase in SG&A expenses in the fiscal year 2016 quarter compared to the same period of fiscal year 2015 was due to higher professional fees, deferred compensation expense and increased selling expenses partially offset by decreased incentive compensation in the FEI-NY segment.  For the remainder of fiscal year 2016, the Company expects SG&A expenses to be incurred at approximately the same rate and to be approximately 20% of consolidated revenues.

Research and development expense

Three months ended July 31,
(in thousands)
		Change
2015	2014	$	%
$1,147	$1,239	$(92)	(7%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the three-month periods ended July 31, 2015 and 2014, was approximately 7% and 6% of revenues, respectively.  In the fiscal year 2016 period, the Company continued the development of new satellite payload products as well as development and improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.  Included in these efforts are product design and process improvements to enhance product manufacturability and reduce production costs.

In addition to internal research and development efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2016, the Company is targeting to increase spending on certain space products but will spend less than 10% of revenues on internal research and development projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Three months ended July 31,
(in thousands)
		Change
2015	2014	$	%
$941	$928	$13	1%

For fiscal year 2016, higher gross margin resulting from improved gross margin rates, including the cost reimbursement noted above, combined with SG&A and R&D expenses that were approximately the same as for the period ended July 31, 2014 resulted in an operating profit comparable to the prior year.  As a percentage of revenue, fiscal year 2016 operating profit was 5.6% of revenues compared to 4.7% of revenues last year.

Other income (expense)

	Three months ended July 31,
	(in thousands)
			Change
	2015	2014	$	%
Investment income	$271	$414	$(143)	(35%)
Interest expense	(24)	(34)	10	29%
Other income, net	403	1	402	NM
	$650	$381	$269	71%

15 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the three months ended July 31, 2015 and 2014, the Company recorded gains of approximately $137,000 and $280,000, respectively, on the sale of certain marketable securities.

The decrease in interest expense for the three months ended July 31, 2015 compared to the same period of fiscal year 2015 is due to the reduced level of borrowings under the Company’s credit facility from a bank.

During the period ended July 31, 2015, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

Income tax provision

Three months ended July 31,
(in thousands)
		Change
2015	2014	$	%
$700	$590	$110	19%
Effective tax rate on pre-tax book income:
44.0%	45.1%

The provision for income taxes for the three months ended July 31, 2015 increased from the same period of fiscal year 2015 due to a 21% increase in pretax income.  During the first quarter of both fiscal years 2016 and 2015, losses at the Company’s foreign subsidiaries as a proportion of consolidated pre-tax income are higher than are expected to be realized during the balance of the fiscal years.  These non-deductible losses cause the effective tax rate to increase to a level that is higher than statutory rates.  In addition, in both fiscal years, the Company has not assumed the availability of the U.S. research and development tax credit (“R&D Credit”) since the U.S. Congress had not reinstated it as of July 31, 2015 for calendar 2015 or as of July 31, 2014 for calendar year 2014.  If Congress reinstates the R&D credit, the effective tax rate in fiscal year 2016 is expected to be in the mid-30% range depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium and 25% in China.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries for which no tax benefit is currently available.  In addition, the Company utilizes the availability of R&D Credit and the Domestic Production Activity credit in the United States to lower its tax rate.  As of April 30, 2015, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $4.2 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $5.1 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 17 years.

Net income

Three months ended July 31,
(in thousands)
		Change
2015	2014	$	%
$891	$719	$172	24%

As detailed above, for the three months ended July 31, 2015, operating profit was similar to the prior fiscal year while other income, including a gain on the proceeds of a life insurance policy, resulted in a 21% increase in pretax income in the fiscal year 2016 period.  The higher provision for income taxes partially offset the increased pretax income resulting in a 24% increase in net income for the quarter as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $76.6 million at July 31, 2015, compared to working capital of $75.2 million at April 30, 2015.  Included in working capital at July 31, 2015 is $16.3 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2015 is 10.8 to 1.

For the three months ended July 31, 2015, the Company used cash from operations in the amount of $1.8 million compared to the use of cash from operating activities of $5.6 million in the comparable fiscal year 2015 period.  The reduced cash flow in the fiscal year 2016 period resulted primarily from increases in accounts receivable, including “unbilled receivables” (costs and estimated earnings in excess of billings) and inventory plus reductions in accounts payable and accrued liabilities compared to the balances as of the end of the previous fiscal year.  For the three-month periods ended July 31, 2015 and 2014, the Company incurred approximately $1.2 million and $1.1 million, respectively, of non-cash operating expenses such as depreciation and amortization and accruals for employee benefit programs.

16 of 20

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company expects to bill and collect a high percentage of its unbilled receivable and anticipates it will generate positive cash flow from operating activities for the balance of fiscal year 2016.

Net cash used in investing activities for the three months ended July 31, 2015, was $65,000 compared to $59,000 provided by investing activities for the same period of fiscal year 2015.  During the fiscal year 2016 period, marketable securities were sold or redeemed in the aggregate amount of $713,000 compared to $2.2 million of such redemptions during the fiscal year 2015 period.  Some of these proceeds were reinvested in additional marketable securities for the periods ended July 31, 2015 and 2014 in the amount of $172,000 and $1.0 million, respectively.  In the fiscal quarters ended July 31, 2015 and 2014, the Company acquired property, plant and equipment in the amount of approximately $606,000 and $1.2 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.    The Company intends to spend between $3.0 million and $4.0 million on capital equipment during fiscal year 2016.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the three months ended July 31, 2015 and 2014 was $8,000 and $2.3 million, respectively.  For the three months ended July 31, 2015 and 2014, the Company realized $8,000 and $26,000, respectively, from the tax benefit arising from the exercise of stock-based awards.  During the first quarter of fiscal year 2015 ended July 31, 2014, the Company borrowed $2.3 million under its credit facility with a bank.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2015, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.

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

As of July 31, 2015, the Company's consolidated backlog is approximately $27 million compared to $37 million at April 30, 2015, the end of fiscal year 2015.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2015 is approximately $3.5 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion.  The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

17 of 20

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2015	By:	/s/ Alan Miller
Alan Miller
Secretary/Treasurer and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer

20 of 20