Form 10-Q
period 2015-10-31
FREQUENCY ELECTRONICS INC
filed 2015-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of December 8, 2015 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2015	2015
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$4,108	$7,222
Marketable securities	10,201	11,186
Accounts receivable, net of allowance for doubtful accounts of $189 at October 31, 2015 and at April 30, 2015	12,522	9,689
Costs and estimated earnings in excess of billings, net	13,730	12,929
Inventories	38,822	38,239
Deferred income taxes	3,197	3,063
Prepaid expenses and other	1,334	1,271
Total current assets	83,914	83,599

Property, plant and equipment, net	12,751	12,686
Deferred income taxes	7,360	7,360
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	12,463	11,825
Other assets	1,716	1,738
Total assets	$118,821	$117,825

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$1,246	$1,720
Accrued liabilities and income taxes payable	5,846	6,630
Total current liabilities	7,092	8,350
Long term debt- noncurrent	6,000	6,000
Deferred compensation	11,563	11,318
Deferred rent and other liabilities	375	347
Total liabilities	25,030	26,015
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	54,964	54,360
Retained earnings	28,350	27,528
	92,478	91,052
Common stock reacquired and held in treasury - at cost (434 shares at October 31, 2015 and 465 shares at April 30, 2015)	(1,990)	(2,132)
Accumulated other comprehensive income	3,303	2,890
Total stockholders' equity	93,791	91,810
Total liabilities and stockholders' equity	$118,821	$117,825

See accompanying notes to condensed consolidated financial statements.

3 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Six Months Ended October 31,
(Unaudited)

	2015	2014
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$32,684	$38,983
Cost of revenues	21,686	26,644
Gross margin	10,998	12,339
Selling and administrative expenses	6,916	6,970
Research and development expense	3,093	2,645
Operating profit	989	2,724

Other income (expense):
Investment income	365	625
Interest expense	(56)	(81)
Other income (expense), net	404	(10)
Income before provision for income taxes	1,702	3,258
Provision for income taxes	880	1,250
Net income	$822	$2,008

Net income per common share
Basic	$0.09	$0.23
Diluted	$0.09	$0.23

Weighted average shares outstanding
Basic	8,716	8,589
Diluted	8,959	8,860

Condensed Consolidated Statements of Comprehensive Income
Net income	$822	$2,008
Other comprehensive income (loss):
Foreign currency translation adjustment	792	(392)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $148 and ($186)	(289)	360
Reclassification adjustment for realized gains included in net income, net of tax of $47 and $128	(90)	(249)
Total unrealized (loss) gain on marketable securities, net of tax	(379)	111

Total other comprehensive income (loss)	413	(281)
Comprehensive income	$1,235	$1,727

See accompanying notes to consolidated condensed financial statements.

4 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended October 31,
(Unaudited)

	2015	2014
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$16,003	$19,243
Cost of revenues	10,779	12,569
Gross margin	5,224	6,674
Selling and administrative expenses	3,230	3,472
Research and development expense	1,946	1,406
Operating profit	48	1,796

Other income (expense):
Investment income	94	211
Interest expense	(32)	(47)
Other income (expense), net	1	(11)
Income before provision for income taxes	111	1,949
Provision for income taxes	180	660
Net (loss) income	$(69)	$1,289

Net (loss) income per common share
Basic	$(0.01)	$0.15
Diluted	$(0.01)	$0.15

Weighted average shares outstanding
Basic	8,725	8,598
Diluted	8,725	8,877

Condensed Consolidated Statements of Comprehensive Income
Net (loss) income	$(69)	$1,289
Other comprehensive income (loss):
Foreign currency translation adjustment	91	(597)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $54 and ($47)	(104)	89
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $33	-	(64)
Total unrealized gain (loss) on marketable securities, net of tax	(104)	25

Total other comprehensive (loss)	(13)	(572)
Comprehensive (loss) income	$(82)	$717

See accompanying notes to consolidated condensed financial statements.

5 of 21

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$822	$2,008
Non-cash charges to earnings	2,602	2,333
Net changes in operating assets and liabilities	(6,340)	(6,847)
Net cash used in operating activities	(2,916)	(2,506)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	713	4,130
Purchase of marketable securities	(172)	(1,418)
Purchase of fixed assets and other assets	(1,308)	(3,120)
Net cash used in investing activities	(767)	(408)

Cash flows from financing activities:
Proceeds from credit line borrowings	-	2,300
Payment of credit line borrowings	-	(1,000)
Tax benefit from exercise of stock-based compensation	9	29
Net cash provided by financing activities	9	1,329

Net decrease in cash and cash equivalents before effect of exchange rate changes	(3,674)	(1,585)

Effect of exchange rate changes on cash and cash equivalents	560	302

Net decrease in cash and cash equivalents	(3,114)	(1,283)

Cash and cash equivalents at beginning of period	7,222	7,698

Cash and cash equivalents at end of period	$4,108	$6,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56	$82
Income Taxes	$230	$490

See accompanying notes to condensed consolidated financial statements.

6 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2015 and the results of its operations and cash flows for the six and three months ended October 31, 2015 and 2014.  The April 30, 2015 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015, filed on July 29, 2015.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	8,715,656	8,588,594	8,725,128	8,598,456
Effect of dilutive securities	243,494	271,230	**	278,516
Diluted	8,959,150	8,859,824	8,725,128	8,876,972

** For the three month period ended October 31, 2015, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,112,375.

The computation of diluted earnings per share in the other fiscal periods excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were

	Six months		Three months
	Periods ended October 31,
	2015	2014	2015	2014
Outstanding options and SARS excluded	330,500	274,000	**	240,000

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2015 and April 30, 2015, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2015	April 30, 2015
	(In thousands)
Costs and estimated earnings in excess of billings	$13,759	$14,057
Billings in excess of costs and estimated earnings	(29)	(1,128)
Net asset	$13,730	$12,929

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2015, revenue recognized under percentage of completion contracts was approximately $18.5 million and $9.2 million, respectively.  During the six and three months ended October 31, 2014, such revenue was approximately $24.4 million and $11.5 million, respectively.

7 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six and three month periods ended October 31, 2015, the Company made contributions of 25,732 shares and 13,537 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 5,173 shares and 268 shares, respectively, from treasury upon the exercise of SARs by certain officers and employees of the Company.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2015	April 30, 2015
	(In thousands)
Raw Materials and Component Parts	$24,630	$24,274
Work in Progress	10,178	9,948
Finished Goods	4,014	4,017
	$38,822	$38,239

As of October 31, 2015 and April 30, 2015, approximately $32.3 million and $32.0 million, respectively, of total inventory is located in the United States, approximately $5.6 million and $5.4 million, respectively, is located in Belgium and $0.9 million and $0.8 million, respectively, is located in China.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2015	2014	2015	2014
Revenues:
FEI-NY	$25,587	$31,937	$12,094	$14,680
Gillam-FEI	2,285	4,547	878	3,056
FEI-Zyfer	5,497	4,180	3,396	3,060
less intersegment revenues	(685)	(1,681)	(365)	(1,553)
Consolidated revenues	$32,684	$38,983	$16,003	$19,243

Operating profit (loss):
FEI-NY	$944	$3,279	$(143)	$1,199
Gillam-FEI	(562)	(513)	(344)	65
FEI-Zyfer	833	159	710	665
Corporate	(226)	(201)	(175)	(133)
Consolidated operating profit	$989	$2,724	$48	$1,796

	October 31, 2015	April 30, 2015
Identifiable assets:
FEI-NY (approximately $2.3 million in China)	$64,242	$63,541
Gillam-FEI (all in Belgium or France)	8,873	9,878
FEI-Zyfer	12,634	11,088
less intersegment balances	(5,549)	(8,775)
Corporate	38,621	42,093
Consolidated identifiable assets	$118,821	$117,825

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

During the six months ended October 31, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $61,000 and $96,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $435,000 and $289,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended October 31, 2015 and 2014, the Company acquired product from Morion in the aggregate amount of approximately $29,000 and $20,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $12,000 and $106,000, respectively.  At October 31, 2015, approximately $24,000 was payable to Morion and accounts receivable from Morion was approximately $390,000.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  During the six months ended October 31, 2015, sales to Morion included $375,000 for product and training services under this agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (“State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.

9 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2015 and April 30, 2015 are as follows (in thousands):

	October 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,222	$74	$(30)	$3,266
Equity securities	6,764	713	(542)	6,935
	$9,986	$787	$(572)	$10,201

	April 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,379	$104	$(16)	$3,467
Equity securities	7,018	834	(133)	7,719
	$10,397	$938	$(149)	$11,186

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2015
Fixed Income Securities	$-	$-	$543	$(30)	$543	$(30)
Equity Securities	2,073	(305)	1,295	(237)	3,368	(542)
	$2,073	$(305)	$1,838	$(267)	$3,911	$(572)
April 30, 2015
Fixed Income Securities	$96	$(1)	$461	$(15)	$557	$(16)
Equity Securities	3,323	(133)	-	-	3,323	(133)
	$3,419	$(134)	$461	$(15)	$3,880	$(149)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2015 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2015 and 2014, the Company sold or redeemed available-for-sale securities in the amounts of $713,000 and $4.1 million, respectively, realizing gains of approximately $137,000 and $377,000, respectively.

Maturities of fixed income securities classified as available-for-sale at October 31, 2015 are as follows, at cost (in thousands):

Current	$1,104
Due after one year through five years	618
Due after five years through ten years	1,500
$3,222

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

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended October 31, 2015, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the six and three months ended October 31, 2015 and 2014, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of October 31, 2015 and April 30, 2015, the remaining deferred tax asset valuation allowance is approximately $2.4 million and is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries.

12 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

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

13 of 21

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2016 and 2015 (which end on April 30, 2016 and 2015, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2015	2014	2015	2014
Revenues
FEI-NY	78.3%	81.9%	75.6%	76.3%
Gillam-FEI	7.0	11.7	5.5	15.9
FEI-Zyfer	16.8	10.7	21.2	15.9
Less intersegment revenues	(2.1)	(4.3)	(2.3)	(8.1)
	100.0	100.0	100.0	100.0
Cost of revenues	66.4	68.3	67.4	65.3
Gross margin	33.6	31.7	32.6	34.7
Selling and administrative expenses	21.1	17.9	20.2	18.0
Research and development expenses	9.5	6.8	12.1	7.3
Operating profit	3.0	7.0	0.3	9.4
Other income, net	2.2	1.4	0.4	0.8
Pretax income	5.2	8.4	0.7	10.2
Provision for income taxes	2.7	3.2	1.1	3.4
Net income (loss)	2.5%	5.2%	(0.4)%	6.8%

Revenues
	Six months				Three months
	Periods ended October 31,
Segment	2015	2014	Change		2015	2014	Change
FEI-NY	$25,587	$31,937	$(6,350)	(20%)	$12,094	$14,680	$(2,586)	(18%)
Gillam-FEI	2,285	4,547	(2,262)	(50%)	878	3,056	(2,178)	(71%)
FEI-Zyfer	5,497	4,180	1,317	31%	3,396	3,060	336	11%
Intersegment revenues	(685)	(1,681)	996		(365)	(1,553)	1,188
	$32,684	$38,983	$(6,299)	(16)%	$16,003	$19,243	$(3,240)	(17%)

14 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the six and three months ended October 31, 2015, revenues from commercial and U.S Government satellite programs accounted for approximately 60% of consolidated revenues.  Compared to the six month period ended October 31, 2014, year-to-date satellite payload revenue has decreased by over $5.5 million due primarily to delays in new contract awards, many of which the Company is the sole-source provider.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  For the first six months of fiscal year 2016, revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased by approximately $2.5 million over the same period of fiscal year 2015, and accounted for approximately 25% of fiscal year 2016 consolidated revenues as compared to approximately 15% of revenues during the same period of fiscal year 2015.  The primary reason for the fiscal year 2016 revenue increase was due to additional funding received by the FEI-Zyfer segment on a U.S. Government initiative to protect secure communications from jamming and multi-path in GPS systems.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 65% of consolidated revenues for the six months ended October 31, 2015 and were approximately 70% of revenues for the three-month period then ended.  Network infrastructure and other industrial revenues in the fiscal year 2016 periods accounted for approximately 20% of consolidated revenues which is similar to the prior year.  For the six and three month periods ended October 31, 2015, these commercial revenues decreased by approximately $3 million and $1.5 million, respectively, as compared to the same periods of fiscal year 2015.  The primary reason for reduced revenue from this market area is due to lower third-party contract manufacturing revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  Such third-party contract manufacturing business is sporadic and low margin and thus has little meaningful impact on the consolidated profits of the Company.  The Gillam-FEI segment also recorded lower revenues in both fiscal periods ended October 31, 2015 with the largest decrease due to lower intersegment sales as compared to the fiscal year 2015 periods.  Intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.

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

Based on the Company’s current backlog, of which satellite payload business comprises approximately 60%, and delays in awards of new project orders which are sole-sourced to the Company, revenues for fiscal year 2016 are expected to be lower than the prior fiscal year.  Satellite payload revenues will remain the dominant portion of the Company’s business and represents the Company’s best long-term growth opportunity.  Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment, as it receives additional funding on several significant U.S. Government programs.

15 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin

	Six months				Three months
	Periods ended October 31,
	2015	2014	Change		2015	2014	Change
	$10,998	$12,339	$(1,341)	(11%)	$5,224	$6,674	$(1,450)	(22%)
GM Rate	33.6%	31.7%			32.6%	34.7%

Gross margin for the six and three month periods ended October 31, 2015, decreased over the prior fiscal year due primarily to lower revenues from the satellite payload market and at the Gillam-FEI segment.  During the six month period ended October 31, 2015, the Company received reimbursement from a vendor which partially offset higher engineering and production costs incurred on certain programs impacted by a defective part.  The cost reimbursement improved the consolidated gross margin rate by approximately 1%.  During the three month period ended October 31, 2015 gross margin rate decreased due to lower sales volume and product mix.

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

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2015	2014	Change		2015	2014	Change
$6,916	$6,970	$(54)	(1%)	$3,231	$3,472	$(241)	(7%)

For the six and three-month periods ended October 31, 2015 and 2014, selling and administrative expenses (“SG&A”) were approximately 21% and 18%, respectively, of consolidated revenues.  The fluctuation in expenses in the fiscal year 2016 periods compared to the same periods of fiscal year 2015 is due to decreased incentive compensation expenses partially offset by higher professional fees.  For the remainder of fiscal year 2016, the Company expects SG&A expenses to be incurred at approximately the same rate and to be approximately 20% of consolidated revenues.

Research and development expense

Six months				Three months
Periods ended October 31,
2015	2014	Change		2015	2014	Change
$3,093	$2,645	$448	17%	$1,946	$1,406	$540	38%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the six and three-month periods ended October 31, 2015, increased over the prior fiscal year as the Company accelerated development on certain products for the satellite market as well as making product design and process improvements to enhance product manufacturability and reduce production costs.  Internal R&D spending includes continued development of new satellite payload microwave receivers/converters from DC to Ka band, improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.

In addition to internal research and development efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2016, the Company is targeting to increase spending on certain space products but will spend less than 10% of full year revenues on internal research and development projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

16 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating profit

Six months				Three months
Periods ended October 31,
2015	2014	Change		2015	2014	Change
$989	$2,724	$(1,735)	(64%)	$48	$1,796	$(1,748)	(97%)

Lower gross margins on reduced consolidated revenues coupled with higher R&D spending resulted in decreased operating profits for the fiscal year 2016 periods as compared to fiscal year 2015.

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2015	2014	Change		2015	2014	Change
Investment income	$365	$625	$(260)	(42%)	$94	$211	$(117)	(55%)
Interest expense	(56)	(81)	25	31%	(32)	(47)	15	32%
Other income (expense), net	404	(10)	414	NM	1	(11)	12	NM
	$713	$534	$179	34%	$63	$153	$(90)	(59%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the six months ended October 31, 2015 and 2014, the Company recorded gains of approximately $137,000 and $377,000, respectively, on the sale of certain marketable securities.  No gains were recorded during the three months ended October 31, 2015 as compared to approximately $97,000 in the same period of fiscal year 2015.

The decrease in interest expense for the six and three months ended October 31, 2015 compared to the same periods of fiscal year 2015 is due to the reduced level of borrowings under the Company’s credit facility from a bank.

During the first quarter of fiscal year 2016, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

Income tax provision

Six months				Three months
Periods ended October 31,
2015	2014	Change		2015	2014	Change
$880	$1,250	$(370)	(30%)	$180	$660	$(480)	(73%)
Effective tax rate on pre-tax book income:
51.7%	38.4%			162.2%	33.9%

The provision for income taxes for the six and three months ended October 31, 2015 decreased as a result of lower pretax income as compared to the same periods of fiscal year 2015.  During the first half of fiscal year 2016, losses at the Company’s foreign subsidiaries as a proportion of consolidated pre-tax income are higher than are expected to be realized during the balance of the fiscal years.  These non-deductible losses cause the effective tax rate to increase to a level that is higher than statutory rates.  In addition, in both fiscal years, the Company has not assumed the availability of the U.S. research and development tax credit (“R&D Credit”) since the U.S. Congress had not reinstated it as of October 31, 2015 for calendar 2015 or as of October 31, 2014 for calendar year 2014.  If Congress reinstates the R&D credit, the effective tax rate in fiscal year 2016 is expected to be in the mid-30% range depending on the level of pretax income or loss recorded at the Company’s foreign subsidiaries.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries for which no tax benefit is currently available.  In addition, the Company utilizes the availability of R&D Credit and the Domestic Production Activity credit in the United States to lower its tax rate.  The 2015 R&D Credit has not yet been reinstated by the U.S. Congress.  As of April 30, 2015, the Company’s European subsidiaries had available net operating loss carryforwards of approximately $4.2 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carryforward of $5.1 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 17 years.

17 of 21

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net income (loss)

Six months				Three months
Periods ended October 31,
2015	2014	Change		2015	2014	Change
$822	$2,008	$(1,186)	(59%)	$(69)	$1,289	$(1,358)	(105%)

As detailed above, operating profits and pretax income were lower in the fiscal year 2016 periods as compared to the same periods of fiscal year 2015 resulting in reduced net income for the periods ended October 31, 2015.  In addition, because the Company receives no tax benefit from losses incurred at its foreign subsidiaries, the tax provision for the three month period ended October 31, 2015 exceeded pretax income resulting in a loss for that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $76.8 million at October 31, 2015, compared to working capital of $75.2 million at April 30, 2015.  Included in working capital at October 31, 2015 and April 30 2015, is $14.3 million and $18.4 million, respectively, consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2015 is 11.8 to 1.

For the six months ended October 31, 2015 and 2014, the Company used cash from operations in the amount of $2.9 million and $2.5 million, respectively.  The reduced cash flow in both fiscal years period resulted primarily from increases in accounts receivable, including “unbilled receivables” (costs and estimated earnings in excess of billings) and inventory plus reductions in accounts payable and accrued liabilities compared to the balances as of the end of the previous fiscal year.  For the six-month periods ended October 31, 2015 and 2014, the Company incurred approximately $2.6 million and $2.3 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  The Company expects to bill and collect a high percentage of its unbilled receivable and anticipates it will generate positive cash flow from operating activities for the balance of fiscal year 2016.

Net cash used in investing activities for the six months ended October 31, 2015, was $767,000 compared to $408,000 used in the same period of fiscal year 2015.  During the fiscal year 2016 period, marketable securities were sold or redeemed in the amount of $713,000 compared to $4.1 million of such redemptions during the fiscal year 2015 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended October 31, 2015 and 2014 in the amount of $172,000 and $1.4 million, respectively.  In the fiscal periods ended October 31, 2015 and 2014, the Company acquired property, plant and equipment in the amount of approximately $1.3 million and $3.1 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company expects to spend between $3.0 million and $3.5 million on capital equipment  during fiscal year 2016.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the six months ended October 31, 2015 and 2014 was $9,000 and $1.3 million, respectively.  For the six months ended October 31, 2015 and 2014, the Company realized $9,000 and $29,000, respectively, from the tax benefits arising from the exercise of stock-based awards.  In the fiscal year 2015 period, the Company borrowed $2.3 million under its credit facility with a bank and also repaid $1.0 million of such borrowings.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  There were no additional borrowings or repayments during fiscal year 2016.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2015, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six month periods ended October 31, 2015 and 2014, there were no repurchase of shares.

18 of 21

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

As of October 31, 2015, the Company's consolidated funded backlog is approximately $23 million compared to $37 million at April 30, 2015, the end of fiscal year 2015.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2015 is approximately $1.4 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 15, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2015                                                                                   BY   /s/   Alan Miller
Alan Miller
Chief Financial Officer and Treasurer
Signing on behalf of the registrant and as principal financial officer

21 of 21