Form 10-Q
period 2016-01-31
FREQUENCY ELECTRONICS INC
filed 2016-03-16
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of March 11, 2016 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

2 of 23

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2016	April 30, 2015

	(UNAUDITED)

	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$7,079	$7,222
Marketable securities	10,699	11,186
Accounts receivable, net of allowance for doubtful accounts of $189 at January 31, 2016 and April 30, 2015	9,175	9,689
Costs and estimated earnings in excess of billings, net	12,345	12,929
Inventories	40,732	38,239
Deferred and prepaid income taxes	3,985	3,063
Prepaid expenses and other	1,133	1,271
Total current assets	85,148	83,599
Property, plant and equipment, at cost, less accumulated depreciation and amortization	12,425	12,686
Deferred income taxes	7,360	7,360
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	12,591	11,825
Other assets	1,707	1,738
Total assets	$119,848	$117,825

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$2,358	$1,720
Accrued liabilities	6,260	6,630
Total current liabilities	8,618	8,350
Long term debt- noncurrent	6,000	6,000
Deferred compensation	11,684	11,318
Deferred rent and other liabilities	337	347
Total liabilities	26,639	26,015
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value	-	-
Common stock - $1.00 par value, issued 9,164 shares	9,164	9,164
Additional paid-in capital	55,204	54,360
Retained earnings	28,632	27,528
	93,000	91,052
Common stock reacquired and held in treasury - at cost (425 shares at January 31, 2016 and 465 shares at April 30, 2015)	(1,945)	(2,132)
Accumulated other comprehensive income	2,154	2,890
Total stockholders' equity	93,209	91,810
Total liabilities and stockholders' equity	$119,848	$117,825

See accompanying notes to condensed consolidated financial statements.

3 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Nine Months Ended January 31,
(Unaudited)

	2016	2015
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$46,182	$57,364
Cost of revenues	30,459	39,129
Gross margin	15,723	18,235
Selling and administrative expenses	10,067	10,548
Research and development expenses	4,395	3,965
Operating profit	1,261	3,722

Other income (expense):
Investment income	408	754
Interest expense	(93)	(113)
Other income (expense), net	428	(28)
Income before provision for income taxes	2,004	4,335
Provision for income taxes	900	1,450
Net income	$1,104	$2,885

Net income per common share
Basic	$0.13	$0.34
Diluted	$0.12	$0.33

Weighted average shares outstanding
Basic	8,723	8,596
Diluted	8,948	8,864

Condensed Consolidated Statements of Comprehensive Income
Net income	$1,104	$2,885
Other comprehensive (loss):
Foreign currency translation adjustment	(210)	(779)
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $226 and ($145)	(436)	282
Reclassification adjustment for realized gains included in net income, net of tax of $45 and $128	(90)	(249)
Total unrealized (loss) gain on marketable securities, net of tax	(526)	33

Total other comprehensive (loss)	(736)	(746)
Comprehensive income	$368	$2,139

See accompanying notes to consolidated condensed financial statements.

4 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended January 31,
(Unaudited)

	2016	2015
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$13,498	$18,381
Cost of revenues	8,773	12,485
Gross margin	4,725	5,896

Selling and administrative expenses	3,151	3,578
Research and development expenses	1,302	1,321
Operating profit	272	997
Other income (expense):
Investment income	43	129
Interest expense	(37)	(32)
Other income (expense), net	24	(16)
Income before provision for income taxes	302	1,078
Provision for income taxes	20	200
Net income	$282	$878

Net income per common share
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

Weighted average shares outstanding
Basic	8,736	8,609
Diluted	8,925	8,874

Condensed Consolidated Statements of Comprehensive Income
Net income	$282	$878
Other comprehensive (loss):
Foreign currency translation adjustment	(1,002)	(387)
Unrealized (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $76 and $41	(147)	(78)
Total unrealized (loss) on marketable securities, net of tax	(147)	(78)

Total other comprehensive (loss)	(1,149)	(465)
Comprehensive (loss) income	$(867)	$413

See accompanying notes to consolidated condensed financial statements.

5 of 23

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)

	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$1,104	$2,885
Non-cash charges to earnings	2,907	3,636
Net changes in operating assets and liabilities	(2,023)	(7,312)
Net cash provided (used in) by operating activities	1,988	(791)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,167	5,630
Purchase of marketable securities	(1,356)	(1,436)
Purchase of fixed assets and other assets	(1,640)	(3,586)
Net cash (used in) provided by investing activities	(1,829)	608

Cash flows from financing activities:
Proceeds from credit line borrowings	-	2,300
Repayment of credit line borrowings	-	(4,000)
Tax benefit from exercise of stock-based compensation	8	38
Net cash provided (used in) by financing activities	8	(1,662)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	167	(1,845)

Effect of exchange rate changes on cash and cash equivalents	(310)	217

Net decrease in cash and cash equivalents	(143)	(1,628)

Cash and cash equivalents at beginning of period	7,222	7,698

Cash and cash equivalents at end of period	$7,079	$6,070

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93	$114
Income Taxes	$1,155	$1,701

See accompanying notes to condensed consolidated financial statements.

6 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2016 and the results of its operations and cash flows for the nine and three months ended January 31, 2016 and 2015.  The April 30, 2015 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015, filed on July 29, 2015.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B - EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2016	2015	2016	2015
Weighted average shares outstanding:
Basic	8,722,500	8,595,558	8,736,186	8,609,486
Effect of dilutive securities	225,247	268,903	188,752	264,249
Diluted	8,947,747	8,864,461	8,924,938	8,873,735

The computation of diluted earnings per share excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Nine months		Three months
	Periods ended January 31,
	2016	2015	2016	2015
Outstanding options and SARS excluded	390,125	190,000	548,125	227,875

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2016 and April 30, 2015, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2016	April 30, 2015
	(In thousands)
Costs and estimated earnings in excess of billings	$12,640	$14,057
Billings in excess of costs and estimated earnings	(295)	(1,128)
Net asset	$12,345	$12,929

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date. Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2016, revenue recognized under percentage of completion contracts was approximately $26.0 million and $7.5 million, respectively.  During the nine and three months ended January 31, 2015, such revenue was approximately $35.3 million and $10.8 million, respectively.

7 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine and three month periods ended January 31, 2016, the Company made contributions of 34,189 shares and 8,457 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 6,473 shares and 1,300 shares, respectively, from treasury for employment anniversary gift awards and upon the exercise of SARs by certain officers and employees of the Company.

NOTE E - INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2016	April 30, 2015
	(In thousands)

Raw Materials and Component Parts	$24,999	$24,274
Work in Progress	11,489	9,948
Finished Goods	4,244	4,017
	$40,732	$38,239

As of January 31, 2016 and April 30, 2015, approximately $34.1 million and $32.0 million, respectively, of total inventory is located in the United States, approximately $5.7 million and $5.4 million, respectively, is located in Belgium and $0.9 million and $0.8 million, respectively, is located in China.

NOTE F – SEGMENT INFORMATION

The Company operates under three reportable segments based on the geographic locations of its subsidiaries:

(1)
FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets - communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations and other components and systems for the U.S. military.

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

8 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2016	2015	2016	2015
Revenues:
FEI-NY	$35,306	$45,962	$9,719	$14,025
Gillam-FEI	3,862	6,511	1,577	1,963
FEI-Zyfer	7,979	7,110	2,482	2,930
less intersegment revenues	(965)	(2,219)	(280)	(537)
Consolidated revenues	$46,182	$57,364	$13,498	$18,381

Operating profit (loss):
FEI-NY	$1,181	$3,857	$237	$578
Gillam-FEI	(631)	(707)	(70)	(194)
FEI-Zyfer	1,088	850	256	691
Corporate	(377)	(278)	(151)	(78)
Consolidated operating profit	$1,261	$3,722	$272	$997

Identifiable assets:	January 31, 2016	April 30, 2015
FEI-NY (approximately $2.2 million in China)	$61,452	$63,541
Gillam-FEI (all in Belgium or France)	9,774	9,878
FEI-Zyfer	11,703	11,088
less intersegment balances	(6,120)	(8,775)
Corporate	43,039	42,093
Consolidated identifiable assets	$119,848	$117,825

NOTE G – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying condensed consolidated balance sheets.

During the nine months ended January 31, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $74,000 and $145,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $435,000 and $457,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended January 31, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $13,000 and $49,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $0 and $168,000, respectively.  At January 31, 2016, approximately $0 was payable to Morion and accounts receivable from Morion was approximately $15,000.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  During the nine months ended January 31, 2016, sales to Morion included $375,000 for product and training services under this agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (“State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.

9 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2016 and April 30, 2015 are as follows (in thousands):

	January 31, 2016
		Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,510	$73	$(25)	$3,558
Equity securities	7,197	834	(890)	7,141
	$10,707	$907	$(915)	$10,699

	April 30, 2015
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,379	$104	$(16)	$3,467
Equity securities	7,018	834	(133)	7,719
	$10,397	$938	$(149)	$11,186

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
January 31, 2016
Fixed Income Securities	$291	$(1)	$547	$(24)	$838	$(25)
Equity Securities	1,854	(416)	1,611	(474)	3,465	(890)
	$2,145	$(417)	$2,158	$(498)	$4,303	$(915)
April 30, 2015
Fixed Income Securities	$96	$(1)	$461	$(15)	$557	$(16)
Equity Securities	3,323	(133)	-	-	3,323	(133)
	$3,419	$(134)	$461	$(15)	$3,880	$(149)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2016 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

10 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended January 31, 2016 and 2015, the Company sold or redeemed available-for-sale securities in the amounts of $1.2 million and $5.6 million, respectively, realizing gains of approximately $131,000 and $377,000, respectively.

Maturities of fixed income securities classified as available-for-sale at January 31, 2016 are as follows, at cost (in thousands):

Current	$1,102

Due after one year through five years	617

Due after five years through ten years	1,791
$3,510

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

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the effective date of ASU 2014-09.  ASU 2014-09 is now effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its consolidated financial statements.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or  net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

11 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In November 2015, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended January 31, 2016, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the nine and three months ended January 31, 2016 and 2015, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of January 31, 2016 and April 30, 2015, the remaining deferred tax asset valuation allowance is approximately $2.4 million and is primarily related to deferred tax assets of the Company’s non-U.S. based subsidiaries. Tax losses from the Company’s foreign subsidiaries are not deductible for United States tax purposes.

12 of 23

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

13 of 23

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving, obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of revenues in the period the revision is made.

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

14 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2016 and 2015 (which end on April 30, 2016 and 2015, respectively) the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2016	2015	2016	2015
Revenues
FEI-NY	76.4%	80.1%	72.0%	76.3%
Gillam-FEI	8.4	11.3	11.7	10.7
FEI-Zyfer	17.3	12.4	18.4	15.9
Less intersegment revenues	(2.1)	(3.8)	(2.1)	(2.9)
	100.0	100.0	100.0	100.0
Cost of revenues	66.0	68.2	65.0	67.9

Gross margin	34.0	31.8	35.0	32.1

Selling and administrative expenses	21.8	18.4	23.3	19.5
Research and development expenses	9.5	6.9	9.6	7.2

Operating profit	2.7	6.5	2.1	5.4

Other income, net	1.6	1.1	0.2	0.4

Pretax income	4.3	7.6	2.3	5.8

Provision for income taxes	1.9	2.5	0.2	1.0

Net income	2.4%	5.1%	2.1%	4.8%

Revenues

	Nine months				Three months
	Periods ended January 31,
Segment	2016	2015	Change		2016	2015	Change
FEI-NY	$35,306	$45,962	$(10,656)	(23%)	$9,719	$14,025	$(4,306)	(31%)
Gillam-FEI	3,862	6,511	(2,649)	(41%)	1,577	1,963	(386)	(20%)
FEI-Zyfer	7,979	7,110	869	12%	2,482	2,930	(448)	(15%)
Intersegment revenues	(965)	(2,219)	1,254		(280)	(537)	257
	$46,182	$57,364	$(11,182)	(19%)	$13,498	$18,381	$(4,883)	(27%)

For the nine and three months ended January 31, 2016 and 2015, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues.  For the nine and three months ended January 31, 2016 satellite payload revenue has decreased by over $8 million and $3 million respectively, compared to the same periods in fiscal 2015, due primarily to delays in new contract awards for many of which the Company is the sole-source provider. This is due to unanticipated shifts in U.S. Government/DOD authorization and funding decisions during the current budget year.  Revenues on these contracts are recognized primarily under the percentage of completion method and recorded in the FEI-NY segment.

15 of 23

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
(Continued)

Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, for the nine-month period ended January 31, 2016 and 2015, accounted for approximately 20%, of consolidated revenues and for the three months then ended, were approximately 20% and 25% of consolidated revenues, respectively. The main factor affecting this segment is a delay in contract awards and shipments. Total revenues from U.S. Government satellite contracts and non-space programs for the nine and three months ended January 31, 2016 were approximately 60% and 55%, respectively, of consolidated revenues. Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment as it receives funding on several significant U.S. Government programs. Network infrastructure and other industrial revenues in the fiscal year 2016 periods accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year. For the nine and three month periods ended January 31, 2016, these commercial revenues decreased by approximately $3.6 million and $0.6 million, respectively, as compared to the same periods of fiscal year 2015. The primary reasons for reduced revenue from this market area are due to lower third-party contract manufacturing revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment and reduced sales volume at the Gilliam-FEI segment. In addition in fiscal year 2016 periods, Gillam-FEI recorded lower intersegment revenues as compared to the prior year. Such intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.

For the nine and three months ended January 31, 2015, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues. Compared to the same periods of fiscal year 2014, satellite revenues increased by 16% for the nine-month period and decreased by 2% for the three-month period.  A delay in the timing of additional funding on a cost-plus-fee contract prevented third quarter revenues from matching or exceeding satellite revenues for the same period of fiscal year 2014.  Revenues from additional funding under that contract has been recognized during the Company’s fourth quarter of fiscal year 2015.  Revenues on satellite program contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 20% of consolidated revenues for the nine months of both fiscal years 2015 and 2014.  For the three-month period ended January 31, 2015, such revenues were approximately 25% of consolidated revenues and increased by 25% over non-space government revenues for the third quarter of fiscal year 2014.  The primary reason for this growth during the third quarter of fiscal year 2015 was due to additional funding received by the FEI-Zyfer segment on an U.S. Government initiative to protect secure communications from jamming and multi-path in GPS systems.  Total revenues from U.S. Government satellite contracts and non-space programs were approximately 45% of consolidated revenues for the nine months ended January 31, 2015 and were approximately 50% of revenues for the three-month period then ended.  Network infrastructure and other industrial revenues in the fiscal year 2015 periods accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year.  These fiscal year 2015 commercial revenues increased by approximately 8% for the nine month period and declined by approximately 10% for the three-month period ended January 31, 2015, as compared to the same periods of fiscal year 2014.  The primary reason for growth in this commercial, non-space market area is due to increased contract manufacturing revenues from third parties in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment.  In prior periods, third party revenues for the FEI-Asia subsidiary were insignificant as most of its manufacturing capacity was applied to intersegment production.

Based on the Company’s current backlog, which reflects delays in awards of new project orders, which are the sole-sourced to the Company and consolidated revenues for the nine months ending January 31, 2016, fiscal year 2016 revenues are expected to be lower than the prior fiscal year.  Satellite payload revenues comprise approximately 55% of the Company’s backlog. Satellite payload revenues will remain the dominant portion of the Company’s business and represent the best long-term growth opportunity.  Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment as it receives funding on several significant U.S. Government programs.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2016	2015	Change		2016	2015	Change
	$15,723	$18,235	$(2,512)	(14%)	$4,725	$5,896	$(1,171)	(20%)
GM Rate	34.0%	31.8%			35.0%	32.1%

Gross margin for the nine and three month ended January 31, 2016, decreased over the same period in fiscal year 2015 due primarily to lower revenues from the satellite payload market recorded in the FEI-NY segment.  During the nine month period ended January 31, 2016, the Company received reimbursement from a vendor which partially offset higher engineering and production costs incurred on certain programs impacted by a defective part.  The cost reimbursement improved the consolidated gross margin rate by approximately 1%.  During the nine and three months ending January 31, 2016, product mix is also a contributing factor to the increased profit margin rate.

16 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

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

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2016	2015	Change		2016	2015	Change
$10,067	$10,548	$(481)	(5%)	$3,151	$3,578	$(427)	(12%)

For the nine-month period ended January 31, 2016 and 2015, selling and administrative expenses (“SG&A”) were approximately 22% and 18%, respectively, of consolidated revenues and for the three months then ended, were approximately 23% and 20% of consolidated revenues, respectively.  The higher expense ratios in fiscal year 2016 periods are mainly due to lower revenues.  The lower SG&A expenses in the fiscal year 2016 periods compared to the same periods in fiscal year 2015 is due to decreased incentive compensation expenses and reduced selling expenses.  For the remainder of fiscal year 2016, the Company expects SG&A expenses to be incurred at approximately the same rate.

Research and development expenses

Nine months				Three months
Periods ended January 31,
2016	2015	Change		2016	2015	Change
$4,395	$3,965	$430	11%	$1,302	$1,321	$(19)	(1%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the nine months ended January 31, 2016, increased over the same period in fiscal year 2015 as the Company accelerated development on certain products for the satellite market as well as making product design and process improvements to enhance product manufacturability and reduce production costs.  Internal R&D spending includes continued development of new satellite payload microwave receivers/converters from DC to Ka band, improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products improvement of ultra low phase noise synthesizers and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.

In addition to internal research and development efforts, the Company continues to conduct development activities on customer-funded programs the cost of which appears in cost of revenues.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2016, the Company is targeting to increase spending on certain space products but anticipates spending less than 10% of full year revenues on internal research and development projects.  Internally generated cash and cash reserves are adequate to fund these development efforts.

Operating profit

Nine months				Three months
Periods ended January 31,
2016	2015	Change		2016	2015	Change
$1,261	$3,722	$(2,461)	(66%)	$272	$997	$(725)	(73%)

17 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Lower consolidated revenues during the nine and three months ended January 31, 2016 resulted in decreased operating profits, as compared to the same period of the prior fiscal year.

Other income (expense), net

	Nine months					Three months
	Periods ended January 31,
	2016	2015	Change			2016	2015	Change
Investment income	$408	$754	$	(346)	(46%)	$43	$129	$(86)	(67%)
Interest expense	(93)	(113)		20	18%	(37)	(32)	(5)	(16%)
Other income (expense), net	428	(28)		456	NM	24	(16)	40	NM
	$743	$613		$130	21%	$30	$81	$(51)	(63%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the nine months ended January 31, 2016 and 2015, the Company recorded gains of approximately $131,000 and $377,000, respectively, on the sale of certain marketable securities.  During the three months ended January 31, 2016 a loss of approximately $6,000 was recorded and for the three months ended January 31, 2015 there was no gain or loss recorded.

The decrease in interest expense for the nine months ended January 31, 2016 compared to the same period of fiscal year 2015 is due to the reduced level of borrowings under the Company’s credit facility from a bank.  For the three month period ended January 31, 2016, interest expense was higher than the same period of fiscal year 2015 due to higher amortization of certain deferred compensation expense which is treated as interest.

During the first quarter of fiscal year 2016, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

Income tax provision

	Nine months				Three months
	Periods ended January 31,
	2016	2015	Change		2016	2015	Change
	$900	$1,450	$(550)	(38%)	$20	$200	$(180)	(90%)
Effective tax rate on pre-tax book income:
	44.9%	33.4%			6.6%	18.6%

The provision for income taxes for the nine and three months ended January 31, 2016 decreased as a result of lower pretax income as compared to the same periods of fiscal year 2015.  During the first half of fiscal year 2016, losses at the Company’s foreign subsidiaries as a proportion of consolidated pre-tax income were higher than expected to be realized during the balance of the fiscal years.  These non-deductible losses caused the effective tax rate to increase to a level higher than statutory rates.  During the three months ending January, 31 2016 and 2015, the U.S. Congress reinstated the U.S. research and development tax credit (“R&D Credit”). As a result, the Company recorded the fiscal year to date cumulative effect of the R&D Credit in both fiscal quarters. of   As a result the three month provisions are disproportionate to the full year provision and the effective tax rate is lower than the expected annual tax rate.

The Company is subject to taxation in several countries as well as the states of New York, New Jersey and California.  The statutory federal rates are 34% in the United States and Belgium.  The effective rate is impacted by the income or loss of certain of the Company’s European and Asian subsidiaries for which no tax benefit is currently available.  In addition, the Company utilizes the availability of the R&D Credit and the Domestic Production Activity Credit in the United States to lower its tax rate.  The 2015 R&D Credit has been reinstated by the U.S. Congress.  As of April 30, 2015, the Company’s European subsidiaries had available net operating loss carry forwards of approximately $4.2 million, which will offset future taxable income.  As a result of the FEI-Elcom acquisition, the Company has a federal net operating loss carry forward of $5.1 million that may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 17 years.

18 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net income

Nine months				Three months
Periods ended January 31,
2016	2015	Change		2016	2015	Change
$1,104	$2,885	$(1,781)	(62%)	$282	$878	$(596)	(68%)

As detailed above, operating profits and pretax income were lower in the fiscal year 2016 periods as compared to the same periods in fiscal year 2015 resulting in reduced net income for the periods ended January 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $76.5 million at January 31, 2016, compared to working capital of $75.2 million at April 30, 2015.  Included in working capital at January 31, 2016 is $17.7 million consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2016 is 9.9 to 1.

For the nine months ended January 31, 2016, the Company provided cash from operations in the amount of $1,988,000 compared to cash used by operations of $791,000 in the same fiscal period of the prior year.   For the nine months ended January, 31 2016 cash increased before the effect of exchange rate changes, primarily from collection of accounts receivable.  In fiscal year 2015 cash was reduced primarily from increased accounts receivables which will convert to cash in subsequent periods.  For the nine-month periods ended January 31, 2016 and 2015, the Company incurred approximately $2.9 million and $3.6 million, respectively, of non-cash operating expenses, such as depreciation and amortization and accruals for employee benefit programs.  For the balance of fiscal year 2016, as receivables are billed and collected, the Company expects to generate positive cash flow from operating activities.

Net cash used by investing activities for the nine months ended January 31, 2016, was $1,829,000 compared to $608,000 provided in the same period of fiscal year 2015.  During the fiscal year 2016 period, marketable securities were sold or redeemed in the amount of $1.2 million compared to $5.6 million of such redemptions during the fiscal year 2015 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the periods ended January 31, 2016 and 2015 in the amount of $1.4 million.  In the fiscal periods ended January 31, 2016 and 2015, the Company acquired property, plant and equipment in the amount of approximately $1.6 million and $3.6 million respectively.  The Company may continue to invest cash in longer-term securities or to convert short-term investments to cash as dictated by its investment and acquisition strategies.  In addition, the Company will continue to acquire more efficient equipment to automate its production process and intends to spend approximately $2.0 million on capital equipment during fiscal year 2016.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

Net cash provided by financing activities for the nine months ended January 31, 2016 was $8,000 compared to $1.7 million used for the period ending January 31, 2015.  For the nine months ended January 31, 2016 and 2015, the Company realized $8,000 and $38,000, respectively, from the tax benefits arising from the exercise of stock-based awards.  In the fiscal year 2015 period, the Company borrowed $2.3 million under its credit facility with a bank and also repaid $4.0 million of such borrowings.  Such funds were used for working capital and to finance the acquisition of certain fixed assets.  There were no additional borrowings or repayments during fiscal year 2016.

19 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2016, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. For the nine month periods ended January 31, 2016 and 2015, there were no repurchase of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2016, the Company intends to make a substantial investment in capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  On an ongoing basis and as a normal part of its business, the Company investigates, considers, evaluates, discusses and, sometimes engages in acquisitions, dispositions or other strategic transactions to create shareholder value and enhance financial performance.  Consistent with its fiduciary duties and to create shareholder value, the Company, from time-to-time, also considers, evaluates and discusses proposals received from potential acquirers.  There can be no assurance that such transactions will occur.

As of January 31, 2016, the Company's consolidated funded backlog is approximately $22 million compared to $37 million at April 30, 2015.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  The Company excludes from backlog contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 16, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

20 of 23

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

21 of 23

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
101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 16, 2016	By:	/s/ Alan Miller
Alan Miller
Chief Financial Officer and Treasurer Signing on behalf of the registrant and as principal financial officer

23 of 23