Form 10-K
period 2016-04-30
FREQUENCY ELECTRONICS INC
filed 2016-07-29
CIK 39020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2015 - $67,100,000

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of July 22, 2016 – 8,729,682

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about November 1, 2016.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I
Item 1.  Business
GENERAL DISCUSSION
Frequency Electronics, Inc. (sometimes referred to as "Registrant", "Frequency Electronics" or the "Company") is a world leader in precision time and frequency generation technology, which is employed in commercial, government, Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance (“C4ISR”) and other military electronic systems.  Its technology is used for a wide range of terrestrial and space applications.
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
MARKETS
The Company’s dominant end market is satellite payloads, a market in which it has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities in frequency converters and receivers, representing a significant increase in the potential revenue for FEI products on any one satellite.  These products support primary and hosted payloads for both commercial and U.S. Government end-use.  Currently, approximately one thousand satellites with varying remaining years of useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  This number of operational satellites is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.  In addition, there are various mega-constellations being planned for the very near future that will operate in low and mid earth orbits.
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
The Company’s subsidiary, FEI-Elcom Tech, Inc. (“FEI-Elcom”) designs and manufactures Radio Frequency (“RF”) microwave devices and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are critical for communication, surveillance, signal intelligence, automatic testing, satellite ground stations and satellite payloads.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market.

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
In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s ownership of 4.6% of the outstanding shares of Morion’s common stock permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 9 to Consolidated Financial Statements.
REPORTABLE SEGMENTS AND PRODUCTS
The Company operates under three reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY, (2) Gillam-FEI; and (3) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and other segments with historically minimal sales to outside customers.  Beginning in late fiscal year 2014, FEI-Asia began shipping higher volumes of product to third parties as a contract manufacturer.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The Gillam-FEI segment operates out of Belgium and France and designs, develops and manufactures products for network synchronization and monitoring.  Its products are currently sold primarily to non-U.S. customers.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies and rugged high-precision-clocks that are designed and manufactured at FEI-NY.  FEI-Zyfer sells its products to both commercial and U.S. Government customers, collaborates with other FEI segments on joint product development activities and provides sales and support for network synchronization products.
During fiscal years 2016 and 2015, approximately 73% and 81%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  Sales by Gillam-FEI were approximately 10% of consolidated revenues for fiscal years 2016 and 2015.  In fiscal years 2016 and 2015, sales for the FEI-Zyfer segment were 20% and 12% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)
Consolidated revenues include sales to end-users in countries located outside of the U.S, primarily in Europe and China.  During fiscal years 2016 and 2015, foreign sales comprised 19% and 31%, respectively, of consolidated revenues.  For segment information, see Note 13 to the Consolidated Financial Statements.
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

Satellite Payloads
The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium and cesium) and other significant timing and frequency generation products for communication satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision clocks suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT Constellation, Intelsat EPIC, O3B, WAAS, MexSat, MSV, ICO, TerreStar, EchoStar, Inmarsat and numerous others.  The Company is also positioned to participate in certain large constellations being planned for the very near future that will operate in low or mid earth orbits such as the O3B Next Generation Constellation and the LeoSat constellation that consists of up to 108 satellites.
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
The federal budget for U.S. military programs has been under intense scrutiny in recent years.  The Budget Control Act of 2011, which went into effect in March 2013, was an example of U.S. Government efforts to reduce the federal deficit by a process known as sequestration.  Due to continuing budgetary concerns, future annual budgets proposed by the federal administration and Congress may include lower spending for U.S. military programs.  As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence gathering community is dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  The Company’s experience indicates that some programs or product sales have been slowed or delayed due to U.S. Government spending constraints.
Recently the Company has also received several cost-plus-fee contracts.  Under these contracts, the Company may be able to recover all of its direct and indirect costs related to the programs plus a pre-determined fee.  In the event of substantial cost overruns, the fee may be reduced.

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs.  An inaccuracy in such certificates may entitle the government to an appropriate recovery.  From time to time, the Defense Contracts Audit Agency ("DCAA") audits the Company's accounts with respect to these contracts. The last full DCAA audit was performed in 2008, however the Company is required annually to submit an incurred cost report at the end of October for the year that ended the preceding April.  All reports have been submitted and approved except for the report for fiscal 2015, for which the Company has not received a rate approval letter yet.
All U.S. Government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government.  In the event of such termination, the Company is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations. There were no end-use contracts terminated for the year ended April 30, 2016.
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
Gillam-FEI segment:
Gillam-FEI extends the Company’s competencies into network synchronization, network management, and specialized test equipment.  With the advent of new digital broadband transmission technologies, reliable synchronization remains the warranty to quality of service for telecommunications operators.  Gillam-FEI is among the world leaders in the field of wireline synchronization technology and its products are targeted towards telecommunication operators and network equipment manufacturers that utilize modular and flexible platforms to build reliable digital-network-systems worldwide.  Telecommunications operators such as The Proximus Group, formerly known as Belgacom, France Telecom, Telefonica and other service providers are among Gillam-FEI’s major customers.  Gillam-FEI also provides ancillary products intended for deployment in the European, Middle Eastern, Asian and African markets.  Included in its family of products is a remote terminal unit (“GRTU”) that Gillam-FEI developed in concert with a major French electric utility company.  The GRTU is intended to monitor the electrical current in a power grid and relay the information to a central location.  Gillam-FEI markets variants of this product to other electric utility companies in projects to create “smart” grids.
FEI-Zyfer segment:
FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications.  More than 85% of revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities.  In addition, FEI-Zyfer provides sales and support for the Company’s family of wireline telecommunications and derivative products.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.
BACKLOG
As of April 30, 2016, the Company's consolidated backlog amounted to approximately $32 million compared to approximately $37 million at the end of the prior fiscal year.  Approximately 75% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2017. As of April 30, 2016, there are no amounts included in backlog under cost-plus fee contracts. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS
The Company markets its products both directly and through approximately 30 independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, which includes the revenues of its overseas subsidiaries, totaled approximately 19% and 31%, respectively, of net revenues in fiscal years 2016 and 2015.
The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2016 and 2015, approximately 60% and 47%, respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.
During fiscal year 2016, Boeing Corporation (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”) and Space and Intelligence Systems/Harris Corporation (“Harris”), each accounted for more than 10% of FEI-NY segment revenues; additionally, Boeing and Lockheed also each accounted for more than 10% of consolidated revenues.  During fiscal year 2015, Boeing, Northrop, and Thales Alenia Space (“Thales”) each accounted for more than 10% of FEI-NY segment revenues; Boeing and Thales also each accounted for more than 10% of consolidated revenues.
During fiscal years 2016 and 2015, The Proximus Group, formerly known as Belgacom, was a major customer of the Gillam-FEI segment, accounting for more than 10% of that segment’s revenues in each year.
During fiscal year 2016, Copper River Information Technology and Raytheon Company were major customers of the FEI-Zyfer segment, each accounting for more than 10% of the segment’s revenues.  During fiscal year 2015, L-3 Communications and Copper River Information Technology each accounted for more than 10% of FEI-Zyfer’s revenues.
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
The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless, wireline and GPS-related systems.  During fiscal years 2016 and 2015, the Company expended $5.9 million and $5.7 million of its own funds, respectively, on such research and development activity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  During fiscal years 2016 and 2015, some of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs.    For fiscal year 2017, the Company anticipates that internal research and development spending will not exceed the amount expended during fiscal year 2016 and will remain at less than 10% of revenues.  The actual amount spent in fiscal year 2017 will depend on market conditions and identification of new opportunities.
PATENTS AND LICENSES
The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company's technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration.

COMPETITION
The Company experiences competition in all areas of its business.  Many of the Company's competitors are larger, have greater financial resources and have larger research and development and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence.  The Company has a unique and broad product line which includes quartz, rubidium, and cesium-based timing references and specialized RF microwave technology.  With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.
The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop, Lockheed Martin and Space Systems Loral as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, instruments and systems for timing and synchronization, the Company competes with large domestic companies such as Excelitas Technologies Corp. (a Veritas Capital portfolio company), Microsemi Corporation and Vectron, Inc., a division of Dover Corp.  The Company also competes against multiple foreign entities including Korean and other Asian enterprises such as the Chinese company, Huawei.  In Europe large competitors include Siemens, Schneider Electric and Oscilloquartz, a division of ADVA Optical Networking SE.
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
EMPLOYEES
The Company employs approximately 390 full-time persons worldwide.  None of the U.S. or Chinese employees are represented by labor unions.
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
The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:
Martin B. Bloch	-	President, Chief Executive Officer and Director
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Secretary and Treasurer
Oleandro Mancini	-	Senior Vice President, Business Development
Steven Strang	-	President, FEI-Zyfer
James Davis	-	President, FEI-Elcom Tech
Leonard Martire	-	Vice President, Program Management
Thomas McClelland	-	Vice President, Advanced Development
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Steven L. Bernstein	-	Chief Financial Officer

None of the officers and directors is related.
Martin B. Bloch, age 80, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.
Markus Hechler, age 70, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978.

Oleandro Mancini, age 67, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.
Steven Strang, age 52, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.
James Davis, age 63, is the President of FEI-Elcom Tech, Inc. which the Company acquired in February 2012.  Mr. Davis was named an officer of the Company in October 2013.  Mr. Davis became the president of Elcom Technologies, Inc., the pre-acquisition company, on September 20, 2007.  Prior to joining FEI-Elcom, Mr. Davis held leadership positions at other technology companies including General Manager of Hewlett Packard’s (Agilent) Semiconductor Systems Center, Vice President and General Manager of Schlumberger Technologies N.A. and Vice President and General Manager of Gretag Macbeth LLC.  Mr. Davis also held the rank of Captain as a U.S. Army Special Forces Team Commander.
Leonard Martire, age 79, joined the Company in August 1987 and served as Executive Vice President of FEI Microwave, Inc., the Company's wholly-owned subsidiary, until May 1993 when he was elected Vice President, Marketing and Sales.  In fiscal year 2007, Mr. Martire assumed the role of Vice President Program Management.
Thomas McClelland, age 61, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.
Adrian Lalicata, age 69, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.
Steven L. Bernstein, age 51, joined the Company in April 2010 as its controller and was appointed to the position of Chief Financial Officer in April 2016.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of a Fortune 500 electronics distributor.
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
The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of approximately $31,200 and will remain constant over the remaining 16 months of the lease term.
The Company’s subsidiary, Gillam-FEI, owns a manufacturing and office facility in Liege, Belgium.  Gillam-FEI’s French operation leases space in Chalon Sur Saone, France under a 9-year lease, cancelable after three years, at an approximate rate of $1,000 per month.  These facilities are adequate to meet the present and future operational requirements of Gillam-FEI.
The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $5,000 through February 2017.  The facility is adequate for the near-term manufacturing expectations for the Company.
FEI-Elcom operates out of a leased facility located in Rockleigh, New Jersey.  The facility consists of a combination office and manufacturing space.  The lease, which expires in March 2018, requires monthly payments of $39,900.
Item 3.  Legal Proceedings
From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  As of July 21, 2016, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.
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
FISCAL QUARTER	HIGH SALE	LOW SALE
2016–
FIRST QUARTER	$13.42	$10.33
SECOND QUARTER	11.46	9.95
THIRD QUARTER	11.28	8.51
FOURTH QUARTER	11.00	8.83
2015 –
FIRST QUARTER	$12.50	$10.31
SECOND QUARTER	12.50	10.50
THIRD QUARTER	11.99	10.00
FOURTH QUARTER	14.80	11.35

As of July 22 2016, the approximate number of holders of record of common stock was 675.  The closing share price of the Company’s stock on April 30, 2016 was $10.13.  The closing share price of the Company’s stock on July 22, 2016 was $10.42.
DIVIDEND POLICY
The Board of Directors reviews the Company’s dividend policy at each regular meeting.  No dividends were declared or paid during fiscal years 2016 and 2015.
STOCK BUYBACK PROGRAM
In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2016 or 2015.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,660,125	$9.02	16,336

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The table below sets forth for the fiscal years ended April 30, 2016 and 2015, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:
	2016	2015
Revenues
FEI-NY	73.3%	80.9%
Gillam-FEI	9.8	10.5
FEI-Zyfer	20.3	12.0
Less intersegment revenues	(3.4)	(3.4)
	100.0	100.0
Cost of Revenues	66.2	69.2
Gross Margin	33.8	30.8
Selling and Administrative expenses	21.8	18.6
Research and Development expenses	9.8	7.4
Operating Profit	2.2	4.8
Other Income (Expenses), net	1.3	1.1
Provision for Income Taxes	(1.8)	(2.2)
Net Income	1.7%	3.7%

Revenues

Fiscal years ended April 30, (in thousands)
			Change
	2016	2015	$	%
FEI-NY	$44,238	$61,905	$(17,667)	(29%)
Gillam-FEI	5,942	8,026	(2,084)	(26%)
FEI-Zyfer	12,286	9,215	3,071	33%
Intersegment sales	(2,072)	(2,582)	510
	$60,394	$76,564	$(16,170)	(21%)

Fiscal Year 2016 compared to fiscal year 2015:
For the year ended April 30, 2016, revenues from commercial and U.S. Government satellite programs accounted for approximately 55% of consolidated revenues, an approximately 6% decrease from the prior year.  Fiscal year 2016 satellite revenues decreased by approximately 30% or $13.8 million over the prior fiscal year, due to the postponement and rescheduling of certain satellite programs. Revenues on satellite program contracts, which are recorded in the FEI-NY segment, are recognized primarily under the percentage of completion method. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 25% and 20% of consolidated revenues for fiscal years 2016, and 2015, respectively. In actual sales dollars, revenues from this market area increased by approximately $2.1 million or 16% compared to prior fiscal year, as increased U.S. Government revenues at FEI-Zyfer were offset by lower non-space U.S. Government revenues at FEI-NY. The decrease at FEI-NY was principally attributed to FEI-Elcom which was negatively impacted by orders that were delayed and is expected to book most of those delayed orders in the upcoming year.  In both fiscal years 2016 and 2015 network infrastructure and other industrial revenues, which are recorded in all three segments, accounted for approximately 20% of consolidated revenues.  In actual sales dollars, fiscal year 2016 decreased by approximately 27%, driven by the decrease in contract manufacturing revenues from third parties in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment, and declining revenues at Gilliam-FEI.

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
Gross Margin

	Fiscal years ended April 30,
	(in thousands)
			Change
	2016	2015	$	%
	$20,436	$23,548	$(3,112)	(13%)
GM Rate	33.8%	30.8%

For the year ended April 30, 2016, gross margin decreased as a result of lower revenues, however gross margin rate increased.  The increase in gross margin rate was mainly a result of increase in efficiencies due to the completion of the implementation of automated test equipment as mentioned below, reduction in costs and product mix at FEI-NY.  The other factor increasing gross margin rate is the increase in revenues at FEI-Zyfer, which had a larger impact in consolidated results. For the year ended April 30, 2015, gross margin and the gross margin rate decreased over the prior fiscal year due to product mix, higher than anticipated contract costs and inventory-related charges.  Exceptional engineering costs incurred late in the fiscal year, related to delivery of state-of-the-art satellite systems as well as efforts to increase production capacity in the FEI-NY segment resulted in inefficiencies and higher costs.  Higher contract costs were pronounced on one program with an aggregate contract value of approximately $27 million.  This program requires a relatively high quantity of units to be manufactured for which automated processes were implemented during fiscal year 2015.  Higher than anticipated touch labor was incurred while those processes and related equipment were being installed, increasing the expected costs on the program’s contracts by approximately $2 million.  The net gross margin on these contracts recognized during fiscal year 2015 was a loss of $800,000.  Over the life of the contracts through April 30, 2015, the Company recorded net gross margin of approximately $2.5 million.  In future years, the Company expects to realize improved margins from this investment in capacity improvements and to generate additional satellite business from its enhanced technological capabilities.  Inventory write downs at several subsidiaries which aggregated approximately $800,000 and increased costs of approximately $450,000 recorded in the Gillam-FEI segment combined to reduce the gross margin rate by 1.6%.  The Gillam-FEI costs are for the purpose of modifying certain network infrastructure inventory originally manufactured for the U.S. market to be able to sell the same units in non-U.S. markets.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2016	2015	$	%
$13,205	$14,207	$(1,002)	(7%)

In the fiscal years ended April 30, 2016 and 2015, selling and administrative costs (“SG&A”) were 22% and 19%, respectively, of consolidated revenues.  For fiscal year 2016, incentive compensation expense decreased from the prior year due to reduced operating profits. Selling and administrative expenses include stock compensation expense of $548,000 and $668,000, respectively.  The Company expects fiscal year 2017 selling and administrative expenses to meet or approach our target of 20% of revenues.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2016	2015	$	%
$5,929	$5,666	$263	5%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  As a percentage of consolidated revenue, R&D spending for the years ended April 30, 2016 and 2015 was approximately 10% and 7%, respectively. During fiscal year 2016, the Company has continued the development of its frequency converter product line in particular (the following letters represent specific frequency bands) Ku to Ku band converters, Ka to Ka band converters and new Ka to L band and L to Ka band converters. Internal R&D spending will also include, additional work on Low noise CRO’s and low aging, and high stability Rb standard for secure communications.
The Company also continued to engage in customer-funded development activity, the cost of which appears in cost of revenues, thus reducing the level of internal R&D spending.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company will continue to devote significant resources to develop new products, enhance existing products and implement efficient manufacturing processes.  For fiscal year 2017, the Company anticipates that internal research and development spending will be comparable to the amount expended during fiscal year 2016 but will remain at less than 10% of revenues.  The Company believes that internally generated cash and cash reserves are adequate to fund these development efforts.

Operating Profit

Fiscal years ended April 30,
(in thousands)
		Change
2016	2015	$	%
$1,302	$3,675	$(2,373)	(65%)

For fiscal year ended April 30, 2016 the combination of SG&A and R&D expenses were down approximately 4% compared to prior fiscal year. Thus, the decrease in operating profit in fiscal year 2016 is mainly due to lower gross margin as discussed above.  Both the FEI-NY and FEI-Zyfer segments recorded operating profits, however the FEI-NY segment was down from last year in each of FEI-Elcom, FEI-Asia and FEI-NY itself.  This was offset by an over 100% increase in operating profit at the FEI-Zyfer segment.
For the year ended April 30, 2015, the combination of SG&A and R&D expenses were approximately the same as that spent in the prior fiscal year.  Thus, the decrease in operating profit in fiscal year 2015 is entirely due to lower gross margin as discussed above.  Both the FEI-NY and FEI-Zyfer segments recorded operating profits which were offset by operating losses at the Gillam-FEI segment.

Other Income (Expense)

Fiscal years ended April 30,
(in thousands)
			Change
	2016	2015	$	%
Investment income	$492	$1,042	$(550)	(53%)
Interest expense	(131)	(139)	8	6%
Other income (expense), net	412	(42)	454	NM
	$773	$861	$(88)	(10%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating dividend payout levels and interest rates and the timing of purchases or sales of securities.  During fiscal years 2016 and 2015, investment income included gains upon the sale or redemption of marketable securities of approximately $131,000 and $566,000, respectively.  During fiscal year 2017, the Company anticipates that investment income will be approximately the same as that earned in fiscal year 2016, depending on the yield and size of its investment portfolio and the timing of any sales or redemptions of marketable securities.
In fiscal year 2016, interest expense was incurred on borrowings under the Company’s $25 million credit facility with a bank and on deferred compensation payments.  During fiscal year 2016, interest expense relating to the line of credit was lower as compared to the prior fiscal year, offset by an increase in deferred compensation payments.  Interest expense in future years will be dependent on interest rates in the U.S. and the level of the Company’s borrowings under the credit facility.
During fiscal year 2016, other income included approximately $380,000 from the proceeds of a life insurance policy of a former officer of the Corporation. During fiscal year 2015, other income consisted of insignificant non-operating expenses.
Income Tax Provision

Fiscal years ended April 30,
(in thousands)
		Change
2016	2015	$	%
$1,070	$1,710	$(640)	(37%)

Effective tax rate on pre-tax book income:
51.6%	37.7%

For the year ended April 30, 2016, the provision for taxes was lower than the prior year due to lower pre-tax income.  The effective tax rate increased due to increased pre-tax losses incurred at the Company’s foreign subsidiaries for which it receives no tax benefit.
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
The Company’s European subsidiaries have available net operating loss (“NOL”) carryforwards of approximately $6.4 million to offset future taxable income.  The associated deferred tax asset for the foreign subsidiary NOL is fully reserved by the deferred tax valuation allowance.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal NOL carryforward of $4.4 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 15 years.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s balance sheet continues to reflect a highly liquid position with working capital of $75.6 million at April 30, 2016.  Included in working capital at April 30, 2016 is $17.2 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2016 is 9.6 to 1 compared to 10.0 to 1 at the end of the prior fiscal year.

Net cash provided by operating activities for the year ended April 30, 2016, was $2.9 million compared to $1.9 million for the prior fiscal year.  During fiscal years 2016 and 2015, the Company incurred $3.1 million and $4.3 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, inventory write downs, warranty and accounts receivable reserves, certain employee benefit plan expenses, including accounting for stock-based compensation.  During fiscal year 2016, operating cash was reduced by increases to inventory offset by a decrease to accounts receivables.  For fiscal year 2015, operating cash was reduced by increases to accounts receivable and reductions in accrued expenses and other liabilities.  In fiscal year 2017, the Company anticipates that it will maintain positive cash flow from operations by continuing to generate operating profits and managing its inventory levels.
Net cash used in investing activities for the fiscal year ended April 30, 2016 was $3.5 million compared to cash provided of $1.2 million in fiscal year 2015.  In fiscal year 2016, investing activities included net uses from the redemption, sale or purchase of marketable securities for $89,000 and acquisitions of capital equipment and other long term assets for $3.4 million.  In fiscal year 2015 investing activities consisted of net proceeds from the redemption, sale or purchase of marketable securities of $5.3 million and acquisitions of capital equipment and other long term assets for $4.1 million.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.
The Company has a five-year, $25 million credit facility from a bank.  As of April 30, 2016, the Company has an outstanding balance of $6.0 million under the credit facility.    During fiscal year 2015, as certain marketable securities were sold or redeemed and as the Company generated positive operating cash flow, the Company paid down a portion of the credit facility as indicated in the next paragraph.  The Company may draw on this bank credit facility to provide additional working capital and to fund acquisitions.  The interest rate on the credit facility is based on LIBOR plus either 75 basis points or 175 basis points depending on under which of the two tranches the Company chooses to borrow.  For a more complete description of the credit facility, see Note 7 to the Consolidated Financial Statements.  In addition, the Company’s European subsidiaries have available approximately $275,000 under a bank credit line to meet short-term cash flow requirements.  The rate of interest on any borrowings is based on the one-month EURO Interbank Offered Rate (EURIBOR).  The European subsidiaries had no borrowings against this line of credit during fiscal year 2016.
During the year ended April 30, 2016, cash provided by financing activities was $141,000 consisting of the tax benefit arising from the exercise of stock-based awards.  There were no additional borrowings or payments made under the bank credit facility. During the year ended April 30, 2015, cash used in financing activities was $3.9 million.  The Company borrowed $2.3 million under its bank credit facility but also made payments of $6.4 million against the credit facility.  The Company realized $200,000 from the tax benefit arising from the exercise of stock-based awards during fiscal year 2015.    The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a fixed repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2016, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.
The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2017,where possible, the Company will secure partial customer funding for its R&D efforts but is targeting to spend its own funds at a rate of up to 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.
The Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates, primarily in the Euro to U.S. Dollar exchange rate and in the Chinese Renminbi to U.S. Dollar exchange rate.
Off-Balance Sheet Arrangements
The Company does not have any off‑balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2016, the Company's consolidated backlog amounted to approximately $32 million as compared to approximately $37 million at the beginning of the fiscal year. (See Item 1).  Approximately 75% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2017.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company's control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.
The Company’s liquidity is adequate to meet its operating and investment needs through at least July 29, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for stock-based compensation, Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company has not determined the full impact of implementation of this standard, but does not expect it will have a material effect on the Company’s financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of current deferred tax assets to an increase in noncurrent deferred tax assets for the period ending April 30, 2018.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted.  Under ASU 2014-15, entities will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances.  While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  The standard can be adopted early.  The company is currently assessing the impact that adopting these new assessment and disclosure requirements will have on its financial statements and footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  Although the amending ASU has not yet been issued, since it will be amended, this ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.
OTHER MATTERS
The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.
INFLATION
During fiscal year 2016, as in fiscal year 2015, the impact of inflation on the Company's business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
This item is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
 Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the years then ended.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
EisnerAmper LLP

New York, New York
July 29, 2016

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2016 and 2015
(In thousands, except par value)

	2016	2015
ASSETS:
Current assets:
Cash and cash equivalents	$6,082	$7,222
Marketable securities	11,111	11,186
Accounts receivable, net of allowance for doubtful accounts of $189 in each of 2016 and 2015	9,000	9,689
Costs and estimated earnings in excess of billings, net	12,377	12,929
Inventories, net	41,278	38,239
Deferred and prepaid income taxes	3,213	3,063
Prepaid expenses and other	1,250	1,271
Total current assets	84,311	83,599
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,072	12,686
Deferred income taxes	7,702	7,360
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	12,819	11,825
Other assets	1,693	1,738
Total assets	$120,214	$117,825
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable - trade	$2,650	$1,720
Accrued liabilities	6,108	6,630
Total current liabilities	8,758	8,350
Long-term debt - noncurrent	6,000	6,000
Deferred compensation	11,773	11,318
Deferred rent and other liabilities	331	347
Total liabilities	26,862	26,015
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,753 outstanding in 2016; 8,699 outstanding in 2015	9,164	9,164
Additional paid-in capital	55,576	54,360
Retained earnings	28,533	27,528
	93,273	91,052
Common stock reacquired and held in treasury - at cost (411 shares in 2016 and 465 shares in 2015)	(1,885)	(2,132)
Accumulated other comprehensive income	1,964	2,890
Total stockholders' equity	93,352	91,810
Total liabilities and stockholders' equity	$120,214	$117,825

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended April 30, 2016 and 2015

Consolidated Statements of Income
	2016	2015
	(In thousands, except per share data)

Revenues	$60,394	$76,564
Cost of revenues	39,958	53,016
Gross margin	20,436	23,548
Selling and administrative expenses	13,205	14,207
Research and development expenses	5,929	5,666
Operating profit	1,302	3,675
Other income (expense):
Investment income	492	1,042
Interest expense	(131)	(139)
Other income (expense), net	412	(42)
Income before provision for income taxes	2,075	4,536
Provision for income taxes	1,070	1,710
Net income	$1,005	$2,826
Net income per common share:
Basic	$0.12	$0.33
Diluted	$0.11	$0.32
Average shares outstanding:
Basic	8,728	8,611
Diluted	8,937	8,910

Consolidated Statements of Comprehensive Income
Net income	$1,005	$2,826
Other comprehensive income (loss):
Foreign currency translation adjustment	(753)	(1,093)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $51 and ($176), respectively	(99)	343
Reclassification adjustment for realized gains included in net income, net of tax of $57 and $192, respectively	(74)	(374)
Total unrealized loss on marketable securities, net of tax	(173)	(31)

Total other comprehensive (loss)	(926)	(1,124)
Comprehensive income	$79	$1,702

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2016 and 2015

	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,005	$2,826
Adjustments to reconcile net income to net cash provided in operating activities:
Deferred income tax benefit	(1,265)	(720)
Depreciation and amortization	2,712	2,944
Deferred lease obligation	(75)	(81)
Provision for losses on accounts receivable, inventories and warranty reserve	148	222
Gains on marketable securities	(131)	(566)
Loss (gain) on sale of fixed and other assets, net	(370)	64
Employee benefit plans expense	1,450	1,516
Stock-based compensation expense	824	1,077
Tax benefit from exercise of stock-based compensation	(141)	(200)
Changes in operating assets and liabilities:
Accounts receivable	(1,723)	(3,206)
Costs and estimated earnings in excess of billings	3,340	(2,490)
Inventories	(3,306)	1,267
Prepaid expenses and other	(34)	42
Other assets	(570)	(529)
Accounts payable - trade	1,179	25
Accrued liabilities	(608)	(339)
Income taxes refundable/payable	1,013	594
Other liabilities	(525)	(564)
Net cash provided by operating activities	2,923	1,882

Cash flows from investing activities:
Purchase of marketable securities	(1,356)	(1,956)
Proceeds from sale or redemption of marketable securities	1,267	7,271
Capital expenditures	(3,437)	(4,157)
Net cash (used in) provided by investing activities	(3,526)	1,158

The accompanying notes are an integral part of these financial statements - continued.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2016 and 2015
(Continued)

	2016	2015
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$-	$2,300
Payment of short-term credit and lease obligations	-	(6,400)
Tax benefit from exercise of stock-based compensation	141	200
Net cash provided (used in) by financing activities	141	(3,900)

Net (decrease) in cash and cash equivalents before effect of exchange rate changes	(462)	(860)

Effect of exchange rate changes on cash and cash equivalents	(678)	384

Net (decrease) in cash and cash equivalents	(1,140)	(476)

Cash and cash equivalents at beginning of year	7,222	7,698

Cash and cash equivalents at end of year	$6,082	$7,222

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$128	$140
Income taxes	$1,311	$1,851

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2016 and 2015
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at April 30, 2014	9,163,940	$9,164	$53,181	$24,702	593,131	$(2,715)	$4,014	$88,346
Contribution of stock to 401(k) plan			302		(40,324)	183		485
Stock-based compensation expense			1,072		(1,400)	5		1,077
Tax benefit rom stock option exercise			200					200
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(395)		(86,244)	395		-
Change in unrealized gains and losses on marketable securities, net of taxes							(31)	(31)
Foreign currency translation adjustment							(1,093)	(1,093)
Net Income				2,826				2,826
Balance at April 30, 2015	9,163,940	9,164	54,360	27,528	465,163	(2,132)	2,890	91,810
Contribution of stock to 401(k) plan			283		(46,743)	215		498
Stock-based compensation expense			818		(1,300)	6		824
Tax benefit from stock option exercise			141					141
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(26)		(5,736)	26		-
Change in unrealized gains and losses on marketable securities, net of taxes							(173)	(173)
Foreign currency translation adjustment							(753)	(753)
Net Income				1,005				1,005
Balance at April 30, 2016	9,163,940	$9,164	$55,576	$28,533	411,384	$(1,885)	$1,964	$93,352

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016 and 2015
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
Cash Equivalents:
The Company considers certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  Such investments may at times be in excess of the FDIC and SIPC insurance limits.  No losses have been experienced on such investments.
Marketable Securities:
Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of financial institutions; three institutions at April 30, 2016 and 2015.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders' equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.
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
April 30, 2016 and 2015
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
April 30, 2016 and 2015
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
Fair Values of Financial Instruments:
Cash and cash equivalents, short-term credit obligations, long term debt and cash surrender value are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held company, Morion, Inc. (“Morion”).  The Company is unable to reasonably estimate a fair value for this investment.
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
April 30, 2016 and 2015
The weighted average fair value of each option or stock appreciation right (“SAR”) has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2016	2015
Expected volatility	35%	35%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.35% and 1.50%	1.50% and 2.38%
Expected lives	5.0 years	5.0 and 8.5 years

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
New Accounting Pronouncements:
In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for stock-based compensation, Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company has not determined the full impact of implementation of this standard, but does not expect it will have a material effect on the Company’s financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of current deferred tax assets to an increase in noncurrent deferred tax assets for the period ending April 30, 2018.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted.  Under ASU 2014-15, entities will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances.  While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  The standard can be adopted early.  The company is currently assessing the impact that adopting these new assessment and disclosure requirements will have on its financial statements and footnote disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  Although the amending ASU has not yet been issued, since it will be amended, this ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is in the process of determining the effect that ASU 2014-09 may have on its financial statements.
2. Earnings Per Share
Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2016	2015
Basic EPS Shares outstanding (weighted average)	8,727,874	8,610,950
Effect of Dilutive Securities	209,035	298,808
Diluted EPS Shares outstanding	8,936,909	8,909,758

Dilutive securities consist of unexercised stock options and stock appreciation rights (“SARS”).  The computation of diluted shares outstanding excludes those options and SARS with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  For the years ended April 30, 2016 and 2015, the number of excluded options and SARS were 388,625 and 271,500, respectively.
3. Costs and Estimated Earnings in Excess of Billings
At April 30, 2016 and 2015, costs and estimated earnings in excess of billings, net, consist of the following:

	2016	2015
	(in thousands)
Costs and estimated earnings in excess of billings	$12,460	$14,057
Billings in excess of costs and estimated earnings	(83)	(1,128)
Net asset	$12,377	$12,929

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2016 and 2015, revenue recognized under percentage of completion contracts was approximately $32.5 million and $46.8 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total anticipated contract losses at April 30, 2016 and 2015 were approximately $450,000 and $400,000, respectively.
4. Inventories
Inventories at April 30, 2016 and 2015, respectively, consisted of the following (in thousands):
	2016	2015
Raw Materials and Component Parts	$25,110	$24,274
Work in Progress	12,042	9,948
Finished Goods	4,126	4,017
	$41,278	$38,239

As of April 30, 2016 and 2015, approximately $35.3 million and $32.0 million, respectively, of total inventory is located in the United States, approximately $5.0 million and $5.4 million, respectively, is located in Belgium and approximately $1.0 million and $0.8 million, respectively, is located in China.  The company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.
5. Property, Plant and Equipment and Leases
Property, plant and equipment at April 30, 2016 and 2015, consists of the following (in thousands):

	2016	2015
Buildings and building improvements	$5,509	$5,224
Machinery, equipment and furniture	55,874	52,987
	61,383	58,211
Less, accumulated depreciation	48,311	45,525
	$13,072	$12,686

Depreciation and amortization expense for the years ended April 30, 2016 and 2015 was $2,660,000 and $2,828,000, respectively.
Maintenance and repairs charged to operations for the years ended April 30, 2016 and 2015 was approximately $611,000 and $1,017,000, respectively.
The Company leases its Long Island, New York headquarters building at an annual rent of $800,000 following the Company’s exercise of its option to renew the lease for a second 5-year period.  The lease will end in January 2019.  Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.
In addition, the Company’s subsidiaries in New Jersey, China, France and California lease their office and manufacturing facilities.  FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $40,000 through the end of the lease which expires in March 2018.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $5,000 through February 2017.  FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $31,200 for the remaining 16 months of the lease term.  Satel-FEI, a wholly-owned subsidiary of Gillam-FEI, occupies office space under a 9-year lease, cancelable after three years, at an approximate rate of $1,000 per month.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
Rent expense under operating leases was approximately $1.5 million for both fiscal years ended April 30, 2016 and 2015.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2016 and 2015, the Company’s balance sheet includes deferred rent payable of approximately $214,000 and $290,000, respectively, which will be recognized over the respective rental periods.
Future noncancellable minimum lease payments required by the operating leases are as follows (in thousands):

Years ending
April 30,	Operating Leases
2017	$1,713
2018	1,363
2019	600
Total future minimum lease payments	$3,676
6.           Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2016 and 2015 are as follows (in thousands):
	April 30, 2016
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,407	$121	$(6)	$3,522
Equity securities	7,197	974	(582)	7,589
	$10,604	$1,095	$(588)	$11,111

	April 30, 2015
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,379	$104	$(16)	$3,467
Equity securities	7,018	834	(133)	7,719
	$10,397	$938	$(149)	$11,186

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:
	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2016
Fixed Income Securities	$-	$-	$467	$(6)	$467	$(6)
Equity Securities	574	(18)	2,232	(564)	2,806	(582)
	$574	$(18)	$2,699	$(570)	$3,273	$(588)
April 30, 2015
Fixed Income Securities	$96	$(1)	$461	$(15)	$557	$(16)
Equity Securities	3,323	(133)	-	-	3,323	(133)
	$3,419	$(134)	$461	$(15)	$3,880	$(149)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2016 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.
Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2016	2015
Proceeds	$1,267	$7,271
Gross realized gains	$147	$571
Gross realized losses	$(16)	$(5)

Maturities of fixed income securities classified as available-for-sale at April 30, 2016 are as follows (at cost, in thousands):

Current	$1,101
Due after one year through five years	516
Due after five years through ten years	1,790
$3,407

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
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
Borrowings under the Facility are evidenced by a line of credit note (the “Note”) and bear interest, payable monthly, at a rate equal to the LIBOR Rate, as determined from time to time by JPMorgan pursuant to the terms of the Note, plus a margin of 0.75% for Tranche A borrowings and 1.75% for Tranche B borrowings.  At April 30, 2016 and 2015, the rate was 1.1913% and 0.9305%, respectively, based on the one-month LIBOR rate. The principal balance on the Note, along with any accrued and unpaid interest, is due and payable no later than June 5, 2018, which is the maturity date of the Facility.  In addition, the Company is required to pay JPMorgan fees equal to 0.1% per annum on any unused portion of the Facility.
The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and, if there are any borrowings under Tranche B, an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the year ended April 30, 2016, the Company met the required covenants for its borrowings under Tranche A.
The Company’s European subsidiaries have available 250,000 Euros (approximately $275,000 based on current rates of exchange between the dollar and the Euro) in a bank credit line to meet short-term cash flow requirements.  As of April 30, 2016 and 2015, no amounts were outstanding under such line of credit.  Borrowings under the bank credit line, if any, must be repaid within one year of receipt of funds.  Interest on this credit line is at 1.0% over the EURO Interbank Offered rate (EURIBOR).  At April 30, 2016 and 2015, the rate was 0.692% and 1.12% respectively, based on the one-month EURIBOR.
8.           Accrued Liabilities
Accrued liabilities at April 30, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Vacation and other compensation	$1,683	$1,633
Incentive compensation	677	1,302
Payroll taxes	1,254	1,012
Deferred revenue	640	720
Warranty reserve	617	617
Cost conversion	450	450
Commissions	252	407
Other	535	489
	$6,108	$6,630

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
9.  Investment in Morion, Inc.
The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets.  During the fiscal years ended April 30, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $140,000 and $201,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $845,000 and $615,000, respectively.  At April 30, 2016, accounts receivable included $33,000 due from Morion and $37,000 was payable to Morion.
On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  During the fiscal year ended April 30, 2016, sales to Morion included $375,000 for product and training services under this agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (“State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.
On March 29, 2016, the Company renegotiated the $1 million dollar amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.   Of this amount $392,500 was billed and paid during FY 2016 and the balance of $210,000 will be billed during FY 2017.
10.         Goodwill and Other Intangible Assets
During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $218,000 in goodwill.  In February 2012, the Company acquired FEI-Elcom resulting in the recording of goodwill in the amount of $398,000 plus other intangible assets with a value of $275,000.  Management has determined that goodwill is not impaired as of April 30, 2016 and 2015.  The other intangible assets were amortized over a three-year period from the date of acquisition.  Amortization expense for the year ended April 30, 2015 was approximately $73,000. As of April 30, 2015 these intangible assets were fully amortized.
11.         Employee Benefit Plans
Profit Sharing Plan:
The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2016 and 2015, the Company contributed 46,743 and 40,324 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $498,000 in fiscal year 2016 and $485,000 in fiscal year 2015.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2016 and 2015, such transactions increased additional paid in capital by $283,000 and $302,000, respectively.   As of April 30, 2016,  all shares of the Company’s common stock held by the two plans were combined for an aggregate holding of 790,136 shares, which are allocated to the accounts of the individual participants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
On May 6, 2015, the ESOP Plan (see below) was merged into the Company’s profit sharing plan.  As of April 30, 2015, the profit sharing plan held an aggregate of 467,975 shares of the Company’s common stock allocated to the accounts of the individual participants.
Income Incentive Pool:
The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans, the Company charged approximately $0.7 million and $1.3 million to selling and administrative expenses for the fiscal years ended April 30, 2016 and 2015, respectively.
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
As of April 30, 2013, a consultant, who is the son of the Company’s president, had been granted options to purchase 37,500 shares of Company stock under NQSO plans at a weighted average exercise price of $6.67.  During the year ended April 30, 2015, the consultant elected cashless exercises of 20,000 shares at an exercise price of $6.67, resulting in a net issuance of 8,638 shares. As of April 30, 2015, the consultant has no outstanding stock options.  At the beginning of fiscal year 2015, eligible employees had been granted options to purchase approximately 172,500 shares of which 95,000 options with a weighted average exercise price of $13.15 were outstanding and exercisable.  During the year ended April 30, 2015, 57,000 options expired and were returned to the Plan.  The remaining 38,000 shares were exercised by the employees using the cashless method resulting in the net issuance of 6,931 shares of Company stock.  Total fiscal year 2015 cashless exercises of stock options under ISO and NQSO plans, including the consultant shares above, aggregated 58,000 shares.  Accordingly, the Company issued 15,569 shares on exercise and returned 42,431 shares to the pool of available shares which may be used for future grants under the Plan.
 As of April 30, 2016, eligible employees and directors have been granted SARS based on approximately 2,021,000 shares of Company stock, of which approximately 1,653,000 shares are outstanding and approximately 1,314,000 shares with a weighted average exercise price of $8.45 are exercisable.  As of April 30, 2015, eligible employees and directors had been granted SARS based on approximately 1,950,000 shares of Company stock, of which approximately 1,603,000 shares were outstanding and approximately 1,131,000 shares with a weighted average exercise price of $8.27 were exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2016, employees exercised SARS representing 19,500 shares of Company stock and received 5,736 shares of Company stock.  The 13,764 share difference was returned to the pool of available shares and may be used for future grants. During the year ended April 30, 2015, employees exercised SARS representing 147,500 shares of Company stock and received 70,675 shares of Company stock.  The 76,825 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.
The following table summarizes information about stock option and stock appreciation rights activity for the years ended April 30:
	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – April 30, 2014	1,722,625	$8.60	6.0 years
Granted	145,000	13.02
Exercised	(205,500)	7.72		$(1,133,640)
Expired or Canceled	(59,000)	14.32
Outstanding – April 30, 2015	1,603,125	$8.90	5.8 years
Granted	72,000	12.30
Exercised	(19,500)	9.15		$(19,110)
Expired or Canceled	(3,000)	10.39
Outstanding – April 30, 2016	1,652,625	$9.05	5.1 years	$2,704,918
Exercisable	1,313,625	$8.45	4.3 years	$2,629,590
Available for future grants	16,336

As of April 30, 2016, total unrecognized compensation cost related to nonvested options and stock appreciation rights under the plans was approximately $1,094,000.  These costs are expected to be recognized over a weighted average period of 2.3 years.
During the years ended April 30, 2016 and 2015, 151,500 and 244,625 shares, respectively, vested, the fair value of which was approximately $661,000 and $1,053,000, respectively.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2016 and 2015, were approximately $4.06 and $4.45, respectively.
Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $265,000 and $394,000 for the years ended April 30, 2016 and 2015, respectively.  Selling and administrative expenses include stock-based compensation expense of approximately $559,000 and $683,000 for the years ended April 30, 2016 and 2015, respectively.
The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the years ended April 30, 2016 and 2015, the Company realized $141,000 and $200,000 respectively, of tax benefits from the exercise of stock options and SARS.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015

Independent Contractor Stock Option Plan:
The Company had an Independent Contractor Stock Option Plan under which up to 350,000 shares could be granted.  This plan was terminated in fiscal year 2006.  An Independent Contractor Stock Option Committee determined to whom options may be granted from among eligible participants, the timing and duration of option grants, the option price, and the number of shares of common stock subject to each option.  Options were granted to certain independent contractors at a price equal to the then fair market value of the Company’s common stock.  The options were exercisable over specified periods per terms of the individual agreements.  No compensation expense was recorded during the year ended April 30, 2015 as no other grants were made in those years and previous grants have been fully expensed.  As a result of the adoption by the stockholders of the 2005 Stock Award Plan, the Independent Contractor Stock Option Plan was discontinued.  No additional grants will be made under this plan and the outstanding grant of an option for 30,000 shares at an exercise price of $14.76 expired during fiscal year 2015.
Restricted Stock Plan:
During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company's common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2016 and 2015, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.
Employee Stock Ownership Plan/Stock Bonus Plan:
During 1990, the Company amended its Stock Bonus Plan to become an Employee Stock Ownership Plan (“ESOP”).  By means of a bank note, subsequently repaid, the Company reacquired 561,652 shares of its common stock during fiscal year 1990.  These shares plus approximately 510,000 additional shares issued by the Company from its authorized, unissued shares were sold to the ESOP in May 1990.  Shares were released for allocation to participants based on a formula as specified in the ESOP document.  By the end of fiscal year 2000, all shares (1,071,652) had been allocated to participant accounts of which 385,626 shares remain in the ESOP.  On May 6, 2015, the ESOP plan was merged into the Company’s profit sharing plan.
Deferred Compensation Agreements:
The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee's life with a minimum payment of ten years' benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2016 and 2015 was approximately $959,000 and $1,038,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
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

12. Income Taxes
The income before provision for income taxes consisted of (in thousands):
	Year Ended April 30,
	2016	2015
U.S.	$4,011	$6,201
Foreign	(1,936)	(1,665)
	$2,075	$4,536

The provision for income taxes consists of the following (in thousands):
	2016	2015
Current:
Federal	$1,060	$2,170
Foreign	-	-
State	250	260
Current provision	1,310	2,430
Deferred:
Federal	(150)	(560)
Foreign	-	-
State	(90)	(160)
Deferred benefit	(240)	(720)

Total provision	$1,070	$1,710

The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands):

	2016	2015
Statutory Rate	$705	$1,542
State and local tax	85	(126)
Valuation allowance on deferred tax assets	833	760
Effect of foreign operations	41	73
Nondeductible expenses	166	112
Domestic production activities deduction	(159)	(190)
Nontaxable life insurance cash value increase	(282)	(119)
Tax credits	(417)	(191)
Other items	98	(151)
	$1,070	$1,710

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
The components of deferred taxes are as follows (in thousands):

	2016	2015
Deferred tax assets:
Employee benefits	$8,310	$7,400
Inventory	1,860	1,580
Accounts receivable	490	570
Tax credits	1,260	860
Other assets	220	270
Net operating loss carryforwards	3,600	3,230
Total deferred tax asset	15,740	13,910
Deferred tax liabilities:
Marketable securities	200	270
Property, plant and equipment	750	890
Other liabilities	70	-
Deferred State Income Tax	600	-
Net deferred tax asset	14,120	12,750
Valuation allowance	(3,280)	(2,390)
Net deferred tax assets	$10,840	$10,360

The components of the deferred tax asset, by balance sheet account, were as follows (in thousands):
	2016	2015
Deferred and prepaid income taxes	$3,138	$3,000
Deferred income taxes	7,702	7,360
Net deferred tax asset	$10,840	$10,360

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. The valuation allowance of $3.3 million as of April 30, 2016, is intended to provide for uncertainty regarding the ultimate realization of U.S. state investment tax credit carryovers and foreign net operating loss and tax credit carryovers. Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $10.8 million as of April 30, 2016, which is net of the valuation allowance.
The consolidated valuation allowance increased by approximately $890,000 during the year ended April 30, 2016.  The change consists of an $830,000 deferred tax provision plus a foreign exchange adjustment and reclass of deferred state taxes of $60,000.  For the year ended April 30, 2015, the change in valuation allowance was an increase of $270,000 which consists of the $760,000 deferred tax provision less a foreign exchange adjustment of $490,000.
At April 30, 2016, the Company has available approximately $6.4 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $4.4 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 15 years. As of April 30, 2016, the Company has state investment tax credits and foreign research and development credits of $838,000 and $425,000, respectively.  The state investment tax credit expires beginning in 2023 through 2031.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
The Company has evaluated its tax positions and has concluded that the tax positions meet the more-likely-than-not recognition threshold as specified under accounting standards. As such, the amount of unrecognized tax benefits at April 30, 2016 and April 30, 2015 were $0. As of April 30, 2016 and April 30, 2015 the Company had $0, accrued for the payment of interest and penalties.  It is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months as a result of the progression of ongoing tax audits or other events.  The Company believes, however, that there should be no change during the next twelve months.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. Net operating losses generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.
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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):
	2016		2015
Net revenues:
FEI-NY	$44,238		$61,905
Gillam-FEI	5,942	**	8,026	**
FEI-Zyfer	12,286		9,215
Less intersegment revenues	(2,072	)**	(2,582	)**
Consolidated revenues	$60,394		$76,564

Operating profit (loss):
FEI-NY	$1,228		$4,809
Gillam-FEI	(1,451	)**	(1,706	)**
FEI-Zyfer	1,996		961
Corporate	(471)		(389)
Consolidated operating profit	$1,302		$3,675

**For fiscal years ended April 30, 2016 and 2015, includes Gillam-FEI intersegment sales of $847,000 and $1.5 million, respectively, to the FEI-NY and FEI-Zyfer segments.  Such sales consist principally of design and development of automatic test equipment for satellite hardware production and manufacture of assemblies and units of a wireline synchronization product for ultimate production and sale in the U.S.  In the Gillam-FEI segment, these transactions reduced the operating loss in each of the fiscal years.

	2016	2015
Identifiable assets:
FEI-NY (approximately $2.5 and $3 million in China)	$62,992	$63,541
Gillam-FEI (all in Belgium or France)	9,610	9,878
FEI-Zyfer	13,275	11,088
less intersegment receivables	(7,651)	(8,775)
Corporate	41,988	42,093
Consolidated identifiable assets	$120,214	$117,825

Depreciation and amortization (allocated):
FEI-NY	$2,338	$2,562
Gillam-FEI	199	208
FEI-Zyfer	160	159
Corporate	15	15
Consolidated depreciation and amortization expense	$2,712	$2,944

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
Major Customers
The Company's products are sold to both commercial and governmental customers.  For the years ended April 30, 2016 and 2015, approximately 60% and 47% respectively, of the Company's sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.
In fiscal year 2016, sales to four customers of the FEI-NY segment aggregated $30.7 million or 69% of that segment’s total sales.  Two of these customers also exceeded 10% of the Company’s consolidated revenues. During the year ended April 30, 2016, in the Gillam-FEI segment, sales to one customer exceeded 10% of that segment’s revenues.  In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales.   None of the customers in the Gillam-FEI and FEI-Zyfer segments accounted for more than 10% of consolidated revenues.
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
Foreign Sales
Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:
	(in thousands)
	2016	2015
Belgium	$3,559	$3,971
France	2,202	10,937
China	1,927	4,493
Israel	1,139	836
Russia	853	638
Germany	342	1,076
Other	1,507	1,610
	$11,529	$23,561

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

	Year Ended April 30,
	2016	2015
Balance at beginning of year	$617	$617
Warranty costs incurred	(322)	(296)
Product warranty accrual	322	296
Balance at end of year	$617	$617

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  Continued
April 30, 2016 and 2015
15.         Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income (“AOCI”) by component and reclassifications out of AOCI are as follows (in thousands):
Change in	Foreign
Market Value	Currency
of Marketable	Translation
Securities	Adjustment	Total
Balance April 30, 2014, net of taxes	$1,016	$2,998	$4,014
Items of other comprehensive income (loss) before reclassification, pretax	519	(1,093)	(574)
Tax effect	(176)	-	(176)
Items of other comprehensive income (loss) before reclassification, net of taxes	343	(1,093)	(750)
Reclassification adjustments, pretax **	(566)
Tax effect	192	(374)	-	(374)
Total other comprehensive income (loss), net of taxes	(31)	(1,093)	(1,124)
Balance April 30, 2015, net of taxes	985	1,905	2,890
Items of other comprehensive income (loss) before reclassification, pretax	(150)	(753)	(903)
Tax effect	51	-	51
Items of other comprehensive income (loss) before reclassification, net of taxes	(99)	(753)	(852)
Reclassification adjustments, pretax **	(131)
Tax effect	57	(74)	-	(74)
Total other comprehensive income (loss), net of taxes	(173)	(753)	(926)
Balance April 30, 2016, net of taxes	$812	$1,152	$1,964

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2016, the Company’s disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued i by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2016.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None

PART III
Item 10.  Directors and Executive Officers of the Company
The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2016, for the annual meeting of stockholders to be held on or about November 1, 2016.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10‑K, under Part I of this Report.
Item 11.  Executive Compensation
This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2016, for the annual meeting of stockholders to be held on or about November 1, 2016.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2016, for the annual meeting of stockholders to be held on or about November 1, 2016.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2016, for the annual meeting of stockholders to be held on or about November 1, 2016.
Item 14.  Principal Accountant Fees and Services
This item is incorporated herein by reference from the Company's definitive proxy statement to be filed no later than 120 days after April 30, 2016, for the annual meeting of stockholders to be held on or about November 1, 2016.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)	Index to Financial Statements and Exhibits
The financial statements and exhibits are listed below and are filed as part of this report.
(1) FINANCIAL STATEMENTS
Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets
- April 30, 2016 and 2015	22

Consolidated Statements of Income and Comprehensive Income
- years ended April 30, 2016 and 2015	23

Consolidated Statements of Cash Flows
- years ended April 30, 2016 and 2015	24-25

Consolidated Statements of Changes in Stockholders' Equity
- years ended April 30, 2016 and 2015	26

Notes to Consolidated Financial Statements	27-45

(2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the year ended April 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

The exhibits listed on the accompanying Index to Exhibits beginning on page 50 are filed as part of this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer

Dated:  July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Girsky	Chairman of the Board	7/29/16
Joel Girsky

/s/ Joseph P. Franklin	Director	7/29/16
Joseph P. Franklin

/s/ S. Robert Foley	Director	7/29/16
S. Robert Foley

/s/ Richard Schwartz	Director	7/29/16
Richard Schwartz

/s/ Martin B. Bloch	President and CEO	7/29/16
Martin B. Bloch	(Principal Executive Officer)

/s/ Steven L. Bernstein	Chief Financial Officer	7/29/16
Steven L. Bernstein

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(12)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of its 2016 audit report in Registrant’s Form S-8 Registration Statements.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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