Form 10-Q
period 2016-07-31
FREQUENCY ELECTRONICS INC
filed 2016-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 9, 2016 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2016	2016
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$4,016	$6,082
Marketable securities	11,581	11,111
Accounts receivable, net of allowance for doubtful accounts of $189 at July 31, 2016 and at April 30, 2016	9,518	9,000
Costs and estimated earnings in excess of billings, net	12,044	12,377
Inventories, net	42,582	41,278
Deferred and prepaid income taxes	3,733	3,213
Prepaid expenses and other	1,202	1,250
Total current assets	84,676	84,311

Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,430	13,072
Deferred income taxes	7,615	7,702
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	12,478	12,819
Other assets	1,695	1,693
Total assets	$120,511	$120,214

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$3,985	$2,650
Accrued liabilities	5,134	6,108
Total current liabilities	9,119	8,758
Long term debt- noncurrent	6,000	6,000
Deferred compensation	12,005	11,773
Deferred rent and other liabilities	736	331
Total liabilities	27,860	26,862
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,768 outstanding at July 31, 2016; 8,753 outstanding at April 30, 2016	9,164	9,164
Additional paid-in capital	55,815	55,576
Retained earnings	27,827	28,533
	92,806	93,273
Common stock reacquired and held in treasury - at cost (396 shares at July 31, 2016 and 411 shares at April 30, 2016)	(1,816)	(1,885)
Accumulated other comprehensive income	1,661	1,964
Total stockholders' equity	92,651	93,352
Total liabilities and stockholders' equity	$120,511	$120,214

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

Three Months Ended July 31,
(Unaudited)

	2016	2015
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$12,708	$16,680
Cost of revenues	8,594	10,907
Gross margin	4,114	5,773
Selling and administrative expenses	3,326	3,685
Research and development expense	1,584	1,147
Operating (loss) profit	(796)	941

Other income (expense):
Investment income	92	271
Interest expense	(42)	(24)
Other income (expense), net	-	403
(Loss) income before provision for income taxes	(746)	1,591
Provision for income taxes	(40)	700
Net (loss) income	$(706)	$891

Net (loss) income per common share
Basic	$(0.08)	$0.10
Diluted	$(0.08)	$0.10

Weighted average shares outstanding
Basic	8,762	8,706
Diluted	8,762	8,984

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(706)	$891
Other comprehensive income (loss):
Foreign currency translation adjustment	(615)	701
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($161) and $94	312	(185)
Reclassification adjustment for realized gains included in net income, net of tax of $95 in 2015	-	(90)
Total unrealized gain (loss) on marketable securities, net of tax	312	(275)

Total other comprehensive (loss) income	(303)	426
Comprehensive (loss) income	$(1,009)	$1,317

See accompanying notes to consolidated condensed financial statements.

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,
(Unaudited)

	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(706)	$891
Non-cash charges to earnings	1,617	1,226
Net changes in operating assets and liabilities	(1,482)	(3,942)
Net cash used in operating activities	(571)	(1,825)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	-	(172)
Purchase of marketable securities	-	713
Purchase of fixed assets and other assets	(1,087)	(606)
Net cash used in investing activities	(1,087)	(65)

Cash flows from financing activities:
Proceeds from credit line borrowings	-	-
Payment of credit line borrowings	-	-
Tax benefit from exercise of stock-based compensation	1	8
Net cash provided by financing activities	1	8

Net decrease in cash and cash equivalents before effect of exchange rate changes	(1,657)	(1,882)

Effect of exchange rate changes on cash and cash equivalents	(409)	584

Net decrease in cash and cash equivalents	(2,066)	(1,298)

Cash and cash equivalents at beginning of period	6,082	7,222

Cash and cash equivalents at end of period	$4,016	$5,924

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38	$24
Income Taxes	$70	$230

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2016 and the results of its operations and cash flows for the three months ended July 31, 2016 and 2015.  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2016, filed on July 29, 2016.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,

	2016	2015
Weighted average shares outstanding:
Basic	8,762,355	8,706,185
Effect of dilutive securities	**	277,852
Diluted	8,762,355	8,984,037

** For the three-month period ended July 31, 2016, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,200,625.

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

	Three months ended July 31,

	2016	2015
Outstanding options and SARS excluded	**	330,500

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2016 and April 30, 2016, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2016	April 30, 2016
	(In thousands)
Costs and estimated earnings in excess of billings	$12,451	$12,460
Billings in excess of costs and estimated earnings	(407)	(83)
Net asset	$12,044	$12,377

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2016 and 2015, revenue recognized under percentage of completion contracts was approximately $7.3 million and $9.3 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2016, the Company made contributions of 14,365 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 667 shares from treasury upon the exercise of SARs by certain officers and employees of the Company.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2016	April 30, 2016
	(In thousands)
Raw Materials and Component Parts	$26,014	$25,110
Work in Progress	12,226	12,042
Finished Goods	4,342	4,126
	$42,582	$41,278

As of July 31, 2016 and April 30, 2016, approximately $36.6 million and $35.3 million, respectively, of total inventory is located in the United States, approximately $5.0 million and $5.0 million, respectively, is located in Belgium and $1.0 million and $1.0 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,

	2016	2015
Revenues:
FEI-NY	$9,982	$13,494
Gillam-FEI	1,168	1,407
FEI-Zyfer	2,346	2,100
less intercompany revenues	(788)	(321)
Consolidated revenues	$12,708	$16,680

Operating (loss) profit :
FEI-NY	$(67)	$1,087
Gillam-FEI	(494)	(217)
FEI-Zyfer	(185)	123
Corporate	(50)	(52)
Consolidated operating (loss) profit	$(796)	$941

	July 31, 2016	April 30, 2016
Identifiable assets:
FEI-NY (approximately $2.3 and $2.5 million in China)	$65,720	$62,992
Gillam-FEI (all in Belgium or France)	9,566	9,610
FEI-Zyfer	12,638	13,275
less intersegment balances	(8,345)	(7,651)
Corporate	40,932	41,988
Consolidated identifiable assets	$120,511	$120,214

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

During the three months ended July 31, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $81,000 and $32,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $10,000 and $423,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  At July 31, 2016, approximately $29,000 was payable to Morion and accounts receivable from Morion was approximately $33,000.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  On March 29, 2016, the Company renegotiated the $1 million dollar amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during FY 2016.  During the three months ended July 31, 2016, sales to Morion included $10,000 under this agreement. The remaining amount will be billed in December 2016.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2016 and April 30, 2016 are as follows (in thousands):

	July 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,404	$167	$-	$3,571
Equity securities	7,197	1,322	(509)	8,010
	$10,601	$1,489	$(509)	$11,581

	April 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,407	$121	$(6)	$3,522
Equity securities	7,197	974	(582)	7,589
	$10,604	$1,095	$(588)	$11,111

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2016
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	290	(7)	2,161	(502)	2,451	(509)
	$290	$(7)	$2,161	$(502)	$2,451	$(509)
April 30, 2016
Fixed Income Securities	$-	$-	$467	$(6)	$467	$(6)
Equity Securities	574	(18)	2,232	(564)	2,806	(582)
	$574	$(18)	$2,699	$(570)	$3,273	$(588)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2016 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2016 the Company neither sold nor redeemed available-for-sale securities. During the three months ended July 31, 2015, the Company sold or redeemed available-for-sale securities in the amounts of $713,000, realizing gains of approximately $137,000.

Maturities of fixed income securities classified as available-for-sale at July 31, 2016 are as follows, at cost (in thousands):

Current	$1,100
Due after one year through five years	515
Due after five years through ten years	1,789
$3,404

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

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

The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended July 31, 2016, the Company met the required covenants for its borrowings under Tranche A.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the three months ended July 31, 2016 and 2015, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of April 30, 2016, the deferred tax asset valuation allowance was approximately $3.3 million . The valuation allowance is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries and U.S. state investment tax credit carryovers.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2017 and 2016 (which end on April 30, 2017 and 2016, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,

	2016	2015
Revenues
FEI-NY	78.6%	80.9%
Gillam-FEI	9.2	8.4
FEI-Zyfer	18.4	12.6
Less intersegment revenues	(6.2)	(1.9)
	100.0	100.0
Cost of revenues	67.6	65.4
Gross margin	32.4	34.6
Selling and administrative expenses	26.2	22.1
Research and development expenses	12.5	6.9
Operating (loss) profit	(6.3)	5.6
Other income, net	0.4	3.9
Pretax (loss) income	(5.9)	9.5
Provision (benefit) for income taxes	(0.3)	4.2
Net (loss) income	(5.6)%	5.3%

Revenues
	Three months ended July 31, (in thousands)

	2016	2015	Change
FEI-NY	$9,982	$13,494	$(3,512)	(26%)
Gillam-FEI	1,168	1,407	(239)	(17%)
FEI-Zyfer	2,346	2,100	246	12%
Intersegment revenues	(788)	(321)	(467)
	$12,708	$16,680	$(3,972)	(24%)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

For the three months ended July 31, 2016, revenues from commercial and U.S. Government satellite programs decreased approximately $3.2 million over the same period of fiscal year 2016, and accounted for approximately 50% of consolidated revenues compared to approximately 55% in fiscal 2016.  The primary reason for the reduction of revenues in this market is the delay in awards in U.S. Governments satellite programs.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, were relatively flat compared to the same period of fiscal year 2016, and accounted for approximately 26% of consolidated revenues compared to approximately 20% for the same period in fiscal 2016.  Network infrastructure and other industrial revenues in the fiscal year 2017 periods accounted for approximately 24% of consolidated revenues which is similar to the prior year.  Intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.

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

Based on the Company’s current backlog, of which satellite payload business comprises approximately 60%, and delays in awards of new project orders which are sole-sourced to the Company, revenues for fiscal year 2017 are expected to be comparable for the full year to the prior fiscal year.  Satellite payload revenues will remain the dominant portion of the Company’s business and represents the Company’s best long-term growth opportunity.  Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment, as it receives additional funding on several significant U.S. Government programs.

Gross margin

	Three months ended July 31,
	(in thousands)
	2016	2015	Change
	$4,114	$5,773	$(1,659)	(29%)
GM Rate	32.4%	34.6%

For the three month period ended July 31, 2016 gross margin and gross margin rate decreased from the same period in fiscal 2016.  This was primarily due to decrease in sales and product mix. The decrease in sales resulted in an increase of unabsorbed overhead primarily in the FEI-NY Segment. The product mix included a higher component of cost relating to a multi-year low margin contracts.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Three months ended July 31,

2016	2015	Change
$3,326	$3,685	$(359)	(10%)

For the three-month periods ended July 31, 2016 and 2015, selling and administrative ("SG&A”) expenses were approximately 26% and 22%, respectively, of consolidated revenues.  The dollar amount of SG&A expenses decreased by 10% and was primarily recognized in the FEI-NY segment. The largest components were lower incentive compensation and marketing expenses offset partially by an increase in deferred compensation expense.

Research and development expense

Three months ended July 31,

2016	2015	Change
$1,584	$1,147	$437	38%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the three months ended July 31, 2016, increased due to accelerate prototype development of products addressing secure communications applications.  The current rate of 12% exceeds our target of 10% of sales, while the rate may decrease during the balance of the year, it is unlikely to meet our target of 10%.

Operating profit

Three months ended July 31,

2016	2015	Change
$(796)	$941	$(1,737)	(185%)

Lower gross margins on reduced consolidated revenues coupled with higher R&D spending resulted in decreased operating profits for the fiscal year 2016 periods as compared to fiscal year 2015.

Other income (expense)

	Three months ended July 31,

	2016	2015	Change
Investment income	$92	$271	$(179)	(66%)
Interest expense	(42)	(24)	(18)	75%
Other income (expense), net	-	403	(403)	NM
	$50	$650	$(600)	(92%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  No gains were recorded during the three months ended July 31, 2016 as compared to approximately $137,000 in the same period of fiscal year 2016.

The increase in interest expense for the three months ended July 31, 2016 compared to the same period of fiscal year 2016 is due to higher interest expense on deferred comp payments.

During the first quarter of fiscal year 2016, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Income tax provision

	Three months ended July 31,

	2016	2015	Change
	$(40)	$700	$(740)	(106%)
Effective tax rate on pre-tax book income:
	5.4%	44.0%

The effective tax rate for the quarter ended July 31, 2016 is 5.4% compared to 44% in the quarter ended July 31, 2015. The current and prior year effective tax rates reflect the impact of deductible permanent differences included in the computation of taxable income as well as losses generated by non-domestic operations for which no tax benefit is recognized. The decrease in the effective tax rate is primarily due to changes in the earnings mix between U.S. and non-domestic operations. Consequently, for the three months ended July 31, 2016 and 2015, the Company recorded an income tax benefit of $40 and an income tax provision of $700, respectively.

Based upon the Company’s anticipated earnings in the U.S., the Company’s estimated annual effective tax rate for fiscal 2017, excluding discrete items, is estimated to be approximately 32%. Due to historical losses, the Company does not recognize an income tax benefit on pretax losses generated by its non-domestic operations.  The Company’s projected annual effective tax rate is lower than the federal statutory rate of 34% primarily due to the impact of deductible permanent differences included in the computation of U.S. taxable income. The Company utilizes the availability of R&D credits and the Domestic Productions Activity deduction in the U.S. to lower its effective tax rate.

Net (loss) income

Three months ended July 31,

2016	2015	Change
$(706)	$891	$(1,597)	(179%)

As detailed above, operating profits and pretax income were lower for the period ended July 31, 2016 as compared to the same periods of fiscal year 2016 resulting in reduced net income for the period ended July 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $75.6 million at July 31, 2016 and April 30, 2016.  Included in working capital at July 31, 2016 and April 30 2016, is $15.6 million and $17.2 million, respectively, consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2016 is 9.3 to 1.

For the three months ended July 31, 2016 and 2015 the Company used cash from operations in the amount of $571,000 compared to the use of cash from operating activities of $1.8 million in the comparable fiscal year 2016 period.  The decreased cash flow in the fiscal year 2017 period resulted primarily from increase in accounts receivable plus an increase in inventory compared to the balances as of the end of the previous fiscal year offset by an increase in accounts payable.  For the three-month periods ended July 31, 2016 and 2015, the Company incurred approximately $1.6 million and $1.2 million, respectively, of non-cash operating expenses such as depreciation and amortization and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2016, was $1.1 million compared to $65,000 used in the same period of fiscal year 2016.  There were no sales or redemptions of marketable securities during the three months ended July 31, 2016 compared to $713,000 of such redemptions during the fiscal year 2016 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the period ended July 31, 2015 in the amount of $172,000.  In the fiscal quarters ended July 31, 2016 and 2015, the Company acquired property, plant and equipment in the amount of approximately $1.1 million and $606,000, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company expects to spend between $2.5 million and $3.5 million on capital equipment during fiscal year 2017.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash provided by financing activities for the three months ended July 31, 2016 and 2015 was $1,000 and $8,000, respectively.  For the three months ended July 31, 2016 and 2015, the Company realized $1,000 and $8,000, respectively, from the tax benefits arising from the exercise of stock-based awards.   There were no additional borrowings or repayments during the first three months of fiscal 2017 or the full fiscal year 2016.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2016, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2016 and 2015, there were no repurchase of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and continued profitability.  During fiscal year 2017, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government, commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of July 31, 2016, the Company's consolidated funded backlog is approximately $36 million compared to $32 million at April 30, 2016, the end of fiscal year 2016.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2016 is approximately $9.7 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2016                                                                        BY   /s/   Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer