Form 10-Q
period 2016-10-31
FREQUENCY ELECTRONICS INC
filed 2016-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of December 12, 2016 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2016	2016
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$4,105	$6,082
Marketable securities	10,285	11,111
Accounts receivable, net of allowance for doubtful accounts of $187 at October 31, 2016 and $189 at April 30, 2016	9,227	9,000
Costs and estimated earnings in excess of billings, net	10,710	12,377
Inventories, net	41,770	41,278
Deferred and prepaid income taxes	4,526	3,213
Prepaid expenses and other	1,185	1,250
Total current assets	81,808	84,311

Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,112	13,072
Deferred income taxes	6,928	7,702
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	13,137	12,819
Other assets	1,677	1,693
Total assets	$118,279	$120,214

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$2,352	$2,650
Accrued liabilities	4,027	6,108
Short term debt	280	-
Total current liabilities	6,659	8,758
Long term debt- noncurrent	6,000	6,000
Deferred compensation	12,224	11,773
Deferred rent and other liabilities	657	331
Total liabilities	25,540	26,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,794 outstanding at October 31, 2016; 8,753 outstanding at April 30, 2016	9,164	9,164
Additional paid-in capital	56,017	55,576
Retained earnings	26,803	28,533
	91,984	93,273
Common stock reacquired and held in treasury - at cost (370 shares at October 31, 2016 and 411 shares at April 30, 2016)	(1,696)	(1,885)
Accumulated other comprehensive income	2,451	1,964
Total stockholders’ equity	92,739	93,352
Total liabilities and stockholders’ equity	$118,279	$120,214

See accompanying notes to condensed consolidated financial statement

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

Six Months Ended October 31,
(Unaudited)

	2016	2015
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$25,622	$32,684
Cost of revenues	17,395	21,686
Gross margin	8,227	10,998
Selling and administrative expenses	6,598	6,916
Research and development expenses	3,772	3,093
Operating (loss) profit	(2,143)	989

Other income (expense):
Investment income	278	365
Interest expense	(67)	(56)
Other (expense) income, net	(2)	404
(Loss) income before provision for income taxes	(1,934)	1,702
Provision for income taxes	(204)	880
Net (loss) income	$(1,730)	$822

Net (loss) income per common share
Basic	$(0.20)	$0.09
Diluted	$(0.20)	$0.09

Weighted average shares outstanding
Basic	8,771	8,716
Diluted	8,771	8,959

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(1,730)	$822
Other comprehensive income:
Foreign currency translation adjustment	369	792
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($61) and $148	118	(289)
Reclassification adjustment for realized gains included in net income, net of tax of $47 in 2015	0	(90)
Total unrealized gain (loss) on marketable securities, net of tax	118	(379)

Total other comprehensive income	487	413
Comprehensive (loss) income	$(1,243)	$1,235

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

Three Months Ended October 31,
(Unaudited)

	2016	2015
	(In thousands except per share data)
Condensed Consolidated Statements of Income
Revenues	$12,914	$16,003
Cost of revenues	8,801	10,779
Gross margin	4,113	5,224
Selling and administrative expenses	3,272	3,230
Research and development expenses	2,188	1,946
Operating (loss) profit	(1,347)	48

Other income (expense):
Investment income	187	94
Interest expense	(26)	(32)
Other (expense) income, net	(2)	1
(Loss) income before provision for income taxes	(1,188)	111
Provision for income taxes	(164)	180
Net (loss)	$(1,024)	$(69)

Net (loss) per common share
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)

Weighted average shares outstanding
Basic	8,781	8,725
Diluted	8,781	8,725

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss)	$(1,024)	$(69)
Other comprehensive income (loss):
Foreign currency translation adjustment	984	91
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $100 and $54	(194)	(104)
Reclassification adjustment for realized gains included in net income, net of tax of $0 in both periods	-	-
Total unrealized (loss) on marketable securities, net of tax	(194)	(104)

Total other comprehensive income (loss)	790	(13)
Comprehensive income (loss)	$(234)	$(82)

See accompanying notes to consolidated condensed financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,
(Unaudited)

	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,730)	$822
Non-cash charges to earnings	3,170	2,602
Net changes in operating assets and liabilities	(3,918)	(6,340)
Net cash used in operating activities	(2,478)	(2,916)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,000	713
Purchase of marketable securities	0	(172)
Purchase of fixed assets and other assets	(2,423)	(1,308)
Net cash used in investing activities	(1,423)	(767)

Cash flows from financing activities:
Proceeds from credit line borrowings	280	-
Payment of credit line borrowings	-	-
Tax benefit from exercise of stock-based compensation	25	9
Net cash provided by financing activities	305	9

Net decrease in cash and cash equivalents before effect of exchange rate changes	(3,596)	(3,674)

Effect of exchange rate changes on cash and cash equivalents	1,619	560

Net decrease in cash and cash equivalents	(1,977)	(3,114)

Cash and cash equivalents at beginning of period	6,082	7,222

Cash and cash equivalents at end of period	$4,105	$4,108

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76	$56
Income Taxes	$335	$230

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2016 and the results of its operations and cash flows for the six and three months ended October 31, 2016 and 2015.  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016, filed on July 29, 2016.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2016	2015	2016	2015
Weighted average shares outstanding:
Basic	8,771,494	8,715,656	8,780,633	8,725,128
Effect of dilutive securities	**	243,494	**	**
Diluted	8,771,494	8,959,150	8,780,633	8,725,128

** For the six and three month periods ended October 31 2016, and for the three month period ended October 31, 2015, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,265,375 and 1,112,375, respectively.

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

	Six months		Three months
	Periods ended October 31,
	2016	2015	2016	2015
Outstanding options and SARS excluded	**	330,500	**	**

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2016 and April 30, 2016, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2016	April 30, 2016
	(In thousands)
Costs and estimated earnings in excess of billings	$11,387	$12,460
Billings in excess of costs and estimated earnings	(677)	(83)
Net asset	$10,710	$12,377

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2016, revenue recognized under percentage of completion contracts was approximately $12.4 million and $5.1 million, respectively. During the six and three months ended October 31, 2015, such revenue was approximately $18.5 million and $9.2 million, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. For the six months ended October 31, 2016 anticipated contract losses were approximately $210,000, these non-material losses are expected to be contained within this fiscal year.

NOTE D – TREASURY STOCK TRANSACTIONS

During the six and three month periods ended October 31, 2016, the Company made contributions of 27,698 shares and 13,333 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 13,568 shares and 12,901 shares from treasury upon the exercise of SARs by certain officers and employees of the Company.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2016	April 30, 2016
	(In thousands)
Raw Materials and Component Parts	$25,095	$25,110
Work in Progress	12,149	12,042
Finished Goods	4,526	4,126
	$41,770	$41,278

As of October 31, 2016 and April 30, 2016, approximately $35.9 million and $35.3 million, respectively, of total inventory is located in the United States, approximately $4.7 million and $5.0 million, respectively, is located in Belgium and $1.1 million and $1.0 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2016	2015	2016	2015
Revenues:
FEI-NY	$17,715	$25,587	$7,733	$12,094
Gillam-FEI	2,669	2,285	1,501	878
FEI-Zyfer	6,596	5,497	4,249	3,396
less intersegment revenues	(1,358)	(685)	(569)	(365)
Consolidated revenues	$25,622	$32,684	$12,914	$16,003

Operating (loss) profit:
FEI-NY	$(1,750)	$944	$(1,683)	$(143)
Gillam-FEI	(690)	(562)	(196)	(344)
FEI-Zyfer	463	833	648	710
Corporate	(166)	(226)	(116)	(175)
Consolidated operating (loss) profit	$(2,143)	$989	$(1,347)	$48

	October 31, 2016	April 30, 2016
Identifiable assets:
FEI-NY (approximately $1.9 and $2.5 million in China)	$65,226	$62,992
Gillam-FEI (all in Belgium or France)	9,231	9,610
FEI-Zyfer	12,508	13,275
less intersegment balances	(9,291)	(7,651)
Corporate	40,605	41,988
Consolidated identifiable assets	$118,279	$120,214

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

During the six months ended October 31, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $204,000 and $61,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $10,000 and $435,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended October 31, 2016 and 2015, the Company acquired product from Morion in the aggregate amount of approximately $123,000 and $29,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $0 and $12,000, respectively.  At October 31, 2016, approximately $58,000 was payable to Morion and accounts receivable from Morion was approximately $33,000.  During the six months ended October 31, 2016 and 2015, the Company received a dividend from Morion of approximately $100,000 and $30,000, respectively.

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

On March 29, 2016, the Company renegotiated the $1 million dollar amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during fiscal year 2016.  During the six months ended October 31, 2016, sales to Morion included $10,000 under this agreement. The remaining amount will be billed in December 2016.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at October 31, 2016 and April 30, 2016 are as follows (in thousands):

	October 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$2,402	$139	$-	$2,541
Equity securities	7,197	1,117	(570)	7,744
	$9,599	$1,256	$(570)	$10,285

	April 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,407	$121	$(6)	$3,522
Equity securities	7,197	974	(582)	7,589
	$10,604	$1,095	$(588)	$11,111

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months				12 Months or more				Total
	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
October 31, 2016
Fixed Income Securities	$		$		$		$		$-	$-
Equity Securities		733		(25)		2,548		(545)	3,281	(570)
		$733		$(25)		$2,548		$(545)	$3,281	$(570)
April 30, 2016
Fixed Income Securities		$-		$-		$467		$(6)	$467	$(6)
Equity Securities		574		(18)		2,232		(564)	2,806	(582)
		$574		$(18)		$2,699		$(570)	$3,273	$(588)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2016 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2016, the Company sold or redeemed available-for-sale securities in the amounts of $1.0M, realizing no gain or loss.  During the six months ended October 31, 2015, the Company sold or redeemed available-for-sale securities in the amounts of $713,000, realizing gains of approximately $137,000.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income securities classified as available-for-sale at October 31, 2016 are as follows, at cost (in thousands):

Current	$100
Due after one year through five years	514
Due after five years through ten years	1,788
$2,402

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
  - Quoted prices for identical or similar assets or liabilities in inactive markets;
  - Inputs other than quoted prices that are observable for the asset or liability;
  - Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for stock-based compensation, Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company has not determined the full impact of implementation of this standard, however is determining if the stock options offered would require any type of transition under the new pronouncement.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements, however the Company has minimal leases and expects that when adopted beginning in fiscal 2019, the new standard to have an immaterial effect on the Company’s financials.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements, however based upon the preliminary work that has been done when adopted this pronouncement is expected to have minimal, if any effect, on the financial statements.  This pronouncement will be adopted for the Company’s next fiscal year.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted.  Under ASU 2014-15, entities will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances.  While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  The standard can be adopted early.  The Company is currently assessing the impact that adopting these new assessment and disclosure requirements will have on its financial statements and footnote disclosures.  This pronouncement will be adopted for the Company’s next fiscal year.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company has started evaluating by reviewing the pronouncements effect on prior period statements. The Company will not be early adopting and is in the process of determining the effect that ASU 2014-09 may have on its financial statements.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

 The Credit Agreement contains a number of affirmative and negative covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, and distributions and other payments in respect of the Company’s capital stock.  The Credit Agreement also contains certain events of default customary for credit facilities of this type, including nonpayment of principal or interest when due, material incorrectness of representations and warranties when made, breach of covenants, bankruptcy and insolvency, unstayed material judgment beyond specified periods, and acceleration or payment default of other material indebtedness.  The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, a funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio and an interest charge coverage ratio.  The calculation of both ratios is defined in the Credit Agreement.  For the period ended October 31, 2016, the Company failed to meet certain required covenants for its borrowings under Tranche A.  JPMorgan waived those events of default pursuant to a Waiver and Amendment to the Credit Facility executed by the parties on December 15, 2016.

NOTE K – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the six and three months ended October 31, 2016 and 2015, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of April 30, 2016, the deferred tax asset valuation allowance was approximately $3.3 million. The valuation allowance is primarily related to deferred tax assets of the Company’s non-U.S.-based subsidiaries and U.S. state investment tax credit carryovers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.  By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this report.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2017 and 2016 (which end on April 30, 2017 and 2016, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2016	2015	2016	2015
Revenues
FEI-NY	69.1%	78.3%	59.90%	75.6%
Gillam-FEI	10.4	7.0	11.6	5.5
FEI-Zyfer	25.8	16.8	32.9	21.2
Less intersegment revenues	(5.3)	(2.1)	(4.4)	(2.3)
	100.0	100.0	100.0	100.0
Cost of revenues	67.9	66.4	68.1	67.4

Gross margin	32.1	33.6	31.9	32.6

Selling and administrative expenses	25.8	21.1	25.3	20.2
Research and development expenses	14.7	9.5	17.0	12.1

Operating (loss) profit	(8.4)	3.0	(10.4)	0.3

Other (loss) income, net	0.8	2.2	1.2	0.4

Pretax income	(7.6)	5.2	(9.2)	0.7

Provision (benefit) for income taxes	(0.8)	2.7	(1.3)	1.1

Net (loss) income	(6.8)%	2.5%	(7.9)%	(0.4)%

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2016	2015	Change		2016	2015	Change
FEI-NY	$17,715	$25,587	$(7,872)	(31%)	$7,733	$12,094	$(4,361)	(36%)
Gillam-FEI	2,669	2,285	384	17%	1,501	878	623	71%
FEI-Zyfer	6,596	5,497	1,099	20%	4,249	3,396	853	25%
Intersegment revenues	(1,358)	(685)	(673)		(569)	(365)	(204)
	$25,622	$32,684	$(7,062)	(22%)	$12,914	$16,003	$(3,089)	(19%)

For the six months ended October 31, 2016, revenues from commercial and U.S. Government satellite programs accounted for approximately 41% of consolidated revenues, compared to 58% of consolidated revenues for the same period of fiscal year 2016. Revenues from this business area decreased by approximately $8.2 million year over year, the primary reason for the reduction of revenues is the delay in awards of certain satellite programs, particularly in US government programs in the 2nd quarter. The company anticipates the revenue rate from US government satellite programs will increase in the balance of the fiscal year.  Over short term intervals of time it is hard to predict the timing of major satellite procurements.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, rose by approximately $1.0 million compared to the same period of fiscal year 2016, and accounted for approximately 35% of consolidated revenues compared to approximately 24% for the same period in fiscal 2016.  Network infrastructure and other industrial revenues in the fiscal year 2017 periods accounted for approximately 23% of consolidated revenues compared to 18% in the prior year.  Intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.  The downturn in satellite revenues from both commercial and government end users over the past several quarters is predominately due to satellite operators addressing new technology to incorporate in existing and new space programs.  These new technologies afford more bandwidth and higher video resolution opportunities for satellite service providers and accordingly generate revisions and postponements of plans in order to incorporate improvements.

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

Gross margin

	Six months				Three months
	Periods ended October 31,
	2016	2015	Change		2016	2015	Change
	$8,227	$10,998	$(2,771)	(25)%	$4,113	$5,224	$(1,111)	(21)%
GM Rate	32.1%	33.6%			31.9%	32.6%

For the six and three month periods ended October 31, 2016  gross margin rate decreased nominally from the same period in fiscal year 2016.  For the six and three month periods ended October 31, 2016 gross margin decreased $2.8 million and $1.1 million respectively compared to the same periods in fiscal year 2016.  The decline in margin and gross margin rate resulted from respectively a decrease in sales and a higher cost product mix. The Company’s operation involve high level state of the art engineering, and consequently production results vary less predictably over short periods of time then would be the case in repetitive manufacturing activities.  The Company’s results have reflected and are expected to continue to reflect high operating leverage.

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

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2016	2015	Change		2016	2015	Change
$6,598	$6,916	$(318)	(5)%	$3,272	$3,230	$42	1%

For the six and three month periods ended October 31, 2016, selling and administrative (“SG&A”) expenses were approximately 26% and 25% of consolidated revenues compared to 21% and 20% for the same periods of fiscal 2016.  Although the net dollar amount of SG&A remained comparable to the net dollar amount of SG&A of the prior year the percent increase reflects the result of lower revenues.  Absent one-time expenses relating to legal and proxy filing costs, during the three months ended October 31, 2016 SG&A would have been moderately above but closer to our targeted percentage after giving effect to lower sales. The company does not anticipate similar one time charges during the remainder of the year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expenses

Six months				Three months
Periods ended October 31,
2016	2015	Change		2016	2015	Change
$3,772	$3,093	$679	22%	$2,188	$1,946	$242	12%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the six month period ended October 31, 2016  increased by approximately $700,000 to roughly 15% of consolidated revenues from 9% of consolidated revenues for the same period last fiscal year. During periods of lower customer demand the Company can and will allocate increased available engineering resources to necessary R&D projects.

Operating (loss) profit

Six months					Three months
Periods ended October 31,
2016	2015	Change			2016	2015	Change
$(2,143)	$989	$(3,132)	NM	%	$(1,347)	$48	$(1,395)	NM	%

Lower gross margins on reduced consolidated revenues coupled with higher R&D spending resulted in decreased operating profits for the fiscal year 2017 periods as compared to the same periods in fiscal year 2016.

Other income (expense)

	Six months				Three months
	Periods ended October 31,
	2016	2015	Change		2016	2015	Change
Investment income	$278	$365	$(87)	(24)%	$187	$94	$93	99%
Interest expense	(67)	(56)	(11)	(20)%	(26)	(32)	6	19%
Other income (expense), net	(2)	404	(406)		(2)	1	(3)
	$209	$713	$(504)	(71)%	$159	$63	$96	152%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the six months ended October 31, 2016 and 2015, the Company recorded no gain and $137,000, respectively, on the sale of certain marketable securities.  There were no gains recorded for the sale of marketable securities during the three months ending October 31, 2016 and 2015.

The increase in interest expense for the six months ended October 31, 2016 compared to the same period of fiscal year 2016 is due to higher interest expense on deferred comp payments.

During the first quarter of fiscal year 2016, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

Income tax provision

	Six months					Three months
	Periods ended October 31,
	2016	2015	Change			2016	2015	Change
	$(204)	$880	$(1,084)	NM	%	$(164)	$180	$(344)	NM	%
Effective tax rate on pre-tax book income:
	10.6%	51.7%				13.9%	162.2%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

The effective tax rate for the six months ended October 31, 2016 is 10.6% compared to 51.7% in the quarter ended October 31, 2015. For the three months ended October 31, 2016 and 2015, the effective tax rate is 13.9% and 162.2%, respectively. The current and prior year effective tax rates for the three and six months ended October 31, 2016, reflect the impact of deductible permanent differences included in the computation of taxable income as well as losses generated by non-domestic operations for which no tax benefit is recognized. The decrease in the effective tax rate is primarily due to changes in the earnings mix between U.S. and non-domestic operations. Consequently, for the three and six months ended October 31, 2016, the Company recorded an income tax benefit of $165 and $204, respectively, compared to an income tax provision of $180 and $880 recorded in the respective three and six months ended October 31, 2015.

Based upon the Company’s anticipated earnings in the U.S., the Company’s estimated annual effective tax rate for fiscal 2017, excluding discrete items, is estimated to be approximately 27%. Due to historical losses, the Company does not recognize an income tax benefit on pretax losses generated by its non-domestic operations.  The Company’s projected annual effective tax rate is lower than the federal statutory rate of 34% primarily due to the impact of deductible permanent differences included in the computation of U.S. taxable income. The Company utilizes the availability of R&D credits and the Domestic Productions Activity deduction in the U.S. to lower its effective tax rate.

Net (loss) income

Six months					Three months
Periods ended October 31,
2016	2015	Change			2016	2015	Change
$(1,730)	$822	$(2,552)	NM	%	$(1,024)	$(69)	$(955)	NM	%

As detailed above, operating profits and pretax income were lower for the period ended October 31, 2016 as compared to the same periods of fiscal year 2016 resulting in reduced net income for the period ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $75.2 million at October 31, 2016 and $75.6 million at April 30, 2016.  Included in working capital at October 31, 2016 and April 30 2016, is $14.4 million and $17.2 million, respectively, consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at October 31, 2016 is 12.3 to 1.

For the six months ended October 31, 2016 and 2015, the Company used cash from operations in the amount of $2.5 million and $2.9 million respectively. The reduced cash flow in the fiscal year 2017 period resulted primarily from decrease in accounts payable plus an increase in inventory compared to the balances as of the end of the previous fiscal year.  The reduced cash flow in the fiscal year 2016 period resulted primarily from increases in accounts receivable, including “unbilled receivables” (costs and estimated earnings in excess of billings) and inventory plus reductions in accounts payable and accrued liabilities compared to the balances as of the end of the previous fiscal year. For the six-month periods ended October 31, 2016 and 2015, the Company incurred approximately $3.0 million and $2.6 million, respectively, of non-cash operating expenses such as depreciation and amortization and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2016 was $1.4 million compared to $767,000 net cash used in investing activities in the same period of fiscal year 2016.  During the fiscal year 2017 period, marketable securities were sold or redemptions in the amount of $1.0 million compared to $713,000 of such redemptions during the fiscal year 2016 period.  Some of these proceeds and other cash were reinvested in additional marketable securities for the period ended October 31, 2015 in the amount of $172,000.  In the fiscal quarters ended October 31, 2016 and 2015, the Company acquired property, plant and equipment in the amount of approximately $2.4 million and $1.3 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company expects to spend between $3.0 million and $3.5 million on capital equipment during fiscal year 2017.  Internally generated cash or additional borrowings under the Company’s credit facility will be used to acquire this level of capital equipment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash provided by financing activities for the three months ended October 31, 2016 and 2015 was $305,000 and $9,000, respectively.  For the six months ended October 31, 2016 and 2015, the Company realized $25,000 and $9,000, respectively, from the tax benefits arising from the exercise of stock-based awards.   There was approximately $280,000 additional borrowings during the three months ending October 31, 2016 by Gilliam-FEI all of which has subsequently been repaid.  There were no additional borrowings or repayments for the full fiscal year 2016.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise, but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2016, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six months ended October 31, 2016 and 2015, there were no repurchases of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems, which management believes will result in future growth and continued profitability.  During fiscal year 2017, the Company intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government and commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts, but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of October 31, 2016, the Company’s consolidated funded backlog is approximately $39 million compared to $32 million at April 30, 2016 ( the last day of fiscal year 2016.)   Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2016 is approximately $8.0 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 15, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: December 15, 2016	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer Signing on behalf of the registrant and as principal financial officer