Form 10-Q
period 2017-01-31
FREQUENCY ELECTRONICS INC
filed 2017-03-17
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of March 15, 2017 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2017	2016
	(UNAUDITED)
	(In thousands except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$3,109	$6,082
Marketable securities	7,580	11,111
Accounts receivable, net of allowance for doubtful accounts of $187 at January 31, 2017 and $189 at April 30, 2016	7,587	9,000
Costs and estimated earnings in excess of billings, net	9,210	12,377
Inventories, net	41,169	41,278
Deferred and prepaid income taxes	5,821	3,213
Prepaid expenses and other	1,221	1,250
Total current assets	75,697	84,311

Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,766	13,072
Deferred income taxes	6,760	7,702
Goodwill and other intangible assets	614	617
Cash surrender value of life insurance	13,296	12,819
Other assets	1,666	1,693
Total assets	$112,799	$120,214

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$2,528	$2,650
Accrued liabilities	3,913	6,108
Total current liabilities	6,441	8,758
Long term debt- noncurrent	-	6,000
Deferred compensation	12,464	11,773
Deferred rent and other liabilities	750	331
Total liabilities	19,655	26,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,803 outstanding at January 31, 2017; 8,753 outstanding at April 30, 2016	9,164	9,164
Additional paid-in capital	56,235	55,576
Retained earnings	27,141	28,533
	92,540	93,273
Common stock reacquired and held in treasury - at cost (361 shares at January 31, 2017 and 411 shares at April 30, 2016)	(1,652)	(1,885)
Accumulated other comprehensive income	2,256	1,964
Total stockholders’ equity	93,144	93,352
Total liabilities and stockholders’ equity	$112,799	$120,214

See accompanying notes to condensed consolidated financial statements - unaudited.

 FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

Nine Months Ended January 31,
(Unaudited)

	2017	2016
	(In thousands except per share data)
Condensed Consolidated Statements of Income (Loss)
Revenues	$38,118	$46,182
Cost of revenues	26,167	30,459
Gross margin	11,951	15,723
Selling and administrative expenses	9,893	10,067
Research and development expenses	5,147	4,395
Operating (loss) profit	(3,089)	1,261

Other income (expense):
Investment income	387	408
Interest expense	(128)	(93)
Other income, net	46	428
(Loss) income before provision for income taxes	(2,784)	2,004
(Tax benefit) provision for income taxes	(1,392)	900
Net (loss) income	$(1,392)	$1,104

Net (loss) income per common share
Basic	$(0.16)	$0.13
Diluted	$(0.16)	$0.12

Weighted average shares outstanding
Basic	8,780	8,723
Diluted	8,780	8,948

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(1,392)	$1,104
Other comprehensive (loss) income:
Foreign currency translation adjustment	86	(210)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($112) and $226, respectively	215	(436)
Reclassification adjustment for realized gains included in net income, net of tax of $5 and $45, respectively	(9)	(90)
Total unrealized gain (loss) on marketable securities, net of tax	206	(526)

Total other comprehensive income	292	(736)
Comprehensive (loss) income	$(1,100)	$368

See accompanying notes to consolidated condensed financial statements - unaudited.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

Three Months Ended January 31,
(Unaudited)

	2017	2016
	(In thousands except per share data)
Condensed Consolidated Statements of Income (Loss)
Revenues	$12,796	$13,498
Cost of revenues	9,071	8,773
Gross margin	3,725	4,725
Selling and administrative expenses	3,296	3,151
Research and development expenses	1,375	1,302
Operating (loss) profit	(946)	272

Other income (expense):
Investment income	108	43
Interest expense	(61)	(37)
Other income, net	49	24
(Loss) income before provision for income taxes	(850)	302
(Tax benefit) provision for income taxes	(1,188)	20
Net income	$338	$282

Net income per common share
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average shares outstanding
Basic	8,797	8,736
Diluted	8,980	8,925

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income	$338	$282
Other comprehensive (loss):
Foreign currency translation adjustment	(284)	(1,002)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $51 and $76, respectively	98	(147)
Reclassification adjustment for realized gains included in net income, net of tax of $5 in 2017	(9)	-
Total unrealized gain (loss) on marketable securities, net of tax	89	(147)

Total other comprehensive (loss)	(195)	(1,149)
Comprehensive income (loss)	$143	$(867)

See accompanying notes to consolidated condensed financial statements - unaudited.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,
(Unaudited)

	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,392)	$1,104
Non-cash charges to earnings	4,141	2,907
Net changes in operating assets and liabilities	(197)	(2,023)
Net cash provided by operating activities	2,552	1,988

Cash flows from investing activities:
Proceeds on redemption of marketable securities	3,852	1,167
Purchase of marketable securities	-	(1,356)
Purchase of fixed assets and other assets	(3,799)	(1,640)
Net cash provided by (used in) investing activities	53	(1,829)

Cash flows from financing activities:
Proceeds from credit line borrowings	280	-
Payment of credit line borrowings	(6,280)	-
Tax benefit from exercise of stock-based compensation	25	8
Net cash (used in) provided by financing activities	(5,975)	8

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(3,370)	167

Effect of exchange rate changes on cash and cash equivalents	397	(310)

Net decrease in cash and cash equivalents	(2,973)	(143)

Cash and cash equivalents at beginning of period	6,082	7,222

Cash and cash equivalents at end of period	$3,109	$7,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115	$93
Income Taxes	$335	$1,155

See accompanying notes to condensed consolidated financial statements - unaudited.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2017, and the results of its operations and cash flows for the nine and three months ended January 31, 2017 and 2016.  The April 30, 2016 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016, filed on July 29, 2016.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	8,780,069	8,722,500	8,797,218	8,736,186
Effect of dilutive securities	**	225,247	182,769	188,752
Diluted	8,780,069	8,947,747	8,979,987	8,924,938

** For the nine months ended January 31, 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,261,875.

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

	Nine months		Three months
	Periods ended January 31,
	2017	2016	2017	2016
Outstanding options and SARS excluded	**	390,125	546,625	548,125

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2017 and April 30, 2016, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2017	April 30, 2016
	(In thousands)
Costs and estimated earnings in excess of billings	$10,129	$12,460
Billings in excess of costs and estimated earnings	(919)	(83)
Net asset	$9,210	$12,377

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2017, revenue recognized under percentage of completion contracts was approximately $19.5 million and $7.1 million, respectively. During the nine and three months ended January 31, 2016, such revenue was approximately $26.0 million and $7.5 million, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. For the nine months ended January 31, 2017 anticipated contract losses were approximately $210,000, these non-material losses are expected to be contained within this fiscal year.

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine and three month periods ended January 31, 2017, the Company made contributions of 35,435 shares and 7,737 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same periods, the Company issued 15,299 shares and 1,731 shares from treasury upon the exercise of SARs by certain officers and employees of the Company.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2017	April 30, 2016
	(In thousands)
Raw Materials and Component Parts	$23,188	$25,110
Work in Progress	13,585	12,042
Finished Goods	4,396	4,126
	$41,169	$41,278

As of January 31, 2017 and April 30, 2016, approximately $35.8 million and $35.3 million, respectively, of total inventory is located in the United States, approximately $4.5 million and $5.0 million, respectively, is located in Belgium and $0.9 million and $1.0 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature, the inventory does not deteriorate.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2017	2016	2017	2016
Revenues:
FEI-NY	$27,176	$35,306	$9,461	$9,719
Gillam-FEI	4,109	3,862	1,440	1,577
FEI-Zyfer	9,473	7,979	2,877	2,482
less intersegment revenues	(2,640)	(965)	(982)	(280)
Consolidated revenues	$38,118	$46,182	$12,796	$13,498

Operating (loss) profit:
FEI-NY	$(2,431)	$1,181	$(680)	$237
Gillam-FEI	(760)	(631)	(70)	(70)
FEI-Zyfer	444	1,088	(20)	256
Corporate	(342)	(377)	(176)	(151)
Consolidated operating (loss) profit	$(3,089)	$1,261	$(946)	$272

	January 31, 2017	April 30, 2016
Identifiable assets:
FEI-NY (approximately $1.9 and $2.5 million in China)	$65,063	$62,992
Gillam-FEI (all in Belgium or France)	8,461	9,610
FEI-Zyfer	11,513	13,275
less intersegment balances	(10,289)	(7,651)
Corporate	38,051	41,988
Consolidated identifiable assets	$112,799	$120,214

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

During the nine months ended January 31, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $249,000 and $74,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $10,000 and $435,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended January 31, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $45,000 and $13,000, respectively, and the Company did not sell product or training services to Morion for these periods.  At January 31, 2017, approximately $4,000 was payable to Morion and accounts receivable from Morion was approximately $33,000.  During the nine months ended January 31, 2017 and 2016, the Company received dividends from Morion of approximately $100,000 and $30,000, respectively.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 29, 2016, the Company renegotiated the $1 million dollar amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during fiscal year 2016.  During the nine months ended January 31, 2016, sales to Morion included $10,000 under this agreement. The remaining amount will be billed by December 2017.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at January 31, 2017 and April 30, 2016 are as follows (in thousands):

	January 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,617	$37	$(1)	$1,653
Equity securities	5,142	1,073	(288)	5,927
	$6,759	$1,110	$(289)	$7,580

	April 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$3,407	$121	$(6)	$3,522
Equity securities	7,197	974	(582)	7,589
	$10,604	$1,095	$(588)	$11,111

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2017
Fixed Income Securities	$238	$(1)	$-	$-	$238	$(1)
Equity Securities	220	(13)	1,413	(275)	1,633	(288)
	$458	$(14)	$1,413	$(275)	$1,871	$(289)
April 30, 2016
Fixed Income Securities	$-	$-	$467	$(6)	$467	$(6)
Equity Securities	574	(18)	2,232	(564)	2,806	(582)
	$574	$(18)	$2,699	$(570)	$3,273	$(588)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2017 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine months ended January 31, 2017 and 2016, the Company sold or redeemed available-for-sale securities in the amounts of $3.9 million and $1.2 million, respectively, realizing gains of approximately $14,000 and $131,000, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of fixed income securities classified as available-for-sale at January 31, 2017 are as follows, at cost (in thousands):

Current	$100
Due after one year through five years	201
Due after five years through ten years	1,316
$1,617

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be early adopting and is in the process of determining the effect that ASU 2017-04 may have on its financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company has not determined the full impact of implementation of this standard, however is determining if the stock options offered would require any type of transition under the new pronouncement.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of current deferred tax assets to an increase in noncurrent deferred tax assets for the period ending April 30, 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements, however based upon the preliminary work that has been done when adopted this pronouncement is expected to have minimal, if any effect, on the financial statements.  This pronouncement will be adopted for the Company’s next fiscal year.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted.  Under ASU 2014-15, entities will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances.  While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance.  The standard can be adopted early.  The Company is currently assessing the impact that adopting these new assessment and disclosure requirements will have on its financial statements and footnote disclosures.  This pronouncement will be adopted for the Company’s next fiscal year.

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

NOTE J – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

 NOTE K – INCOME TAX PROVISION AND VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

The effective tax rate for the nine months ended January 31, 2017 was 50% compared to 44.9% in the nine months ended January 31, 2016. For the three months ended January 31, 2017 and 2016, the effective tax rates were 139.8% and 6.6%, respectively. The current effective tax rates for the nine and three months ended January 31, 2017, reflect a tax benefit for losses generated by domestic operations as well as the impact of deductible permanent differences between book and taxable income. The increase in the effective tax rates compared to the prior periods is primarily due to changes in the earnings mix between U.S. and non-domestic operations and a U.S. tax deduction relating to the realization of the excess tax basis in common shares of FEI-Asia. During the three months ended January 31, 2017, the Company made a tax election to treat FEI-Asia a disregarded entity for U.S. tax purposes. Consequently, the Company recorded an income tax benefit of $1,392 and $1,188, respectively, compared to an income tax provision of $900 and $20 recorded in the respective nine and three month periods ended January 31, 2017 and 2016, respectively.

The Company’s projected annual effective tax rate is higher than the federal statutory rate of 34% primarily due to the impact of deductible permanent differences between book and tax income included in the computation of U.S. taxable income. The Company utilized R&D credits as well as the deduction relating to its investment in FEI-Asia during the nine and three months ended January 31, 2017 to lower its effective tax rate.  The Company does not recognize an income tax benefit on pretax losses generated by its non-domestic operations.

In prior fiscal years, the Company reduced the valuation allowance on the deferred tax assets of its U.S. subsidiaries.  Consequently, for the nine and three months ended January 31, 2017 and 2016, the Company recorded provisions for income taxes based on both current taxes due in the United States as well as the tax provision or benefit to be realized from temporary tax differences.  As of April 30, 2016, the deferred tax asset valuation allowance was approximately $3.3 million. The valuation allowance is primarily related to the deferred tax assets of Gillam-FEI and U.S. state investment tax credit carryovers.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2017 and 2016 (which end on April 30, 2017 and 2016, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2017	2016	2017	2016
Revenues
FEI-NY	71.3%	76.4%	73.9%	72.0%
Gillam-FEI	10.8	8.4	11.3	11.7
FEI-Zyfer	24.8	17.3	22.5	18.4
Less intersegment revenues	(6.9)	(2.1)	(7.7)	(2.1)
	100.0	100.0	100.0	100.0
Cost of revenues	68.6	66.0	70.9	65.0

Gross margin	31.4	34.0	29.1	35.0

Selling and administrative expenses	26.0	21.8	25.8	23.3
Research and development expenses	13.5	9.5	10.7	9.6

Operating (loss) profit	(8.1)	2.7	(7.4)	2.1

Other income, net	0.8	1.6	0.8	0.2

Pretax (loss) income	(7.3)	4.3	(6.6)	2.3

(Benefit) provision for income taxes	(3.7)	1.9	(9.3)	0.2

Net (loss) income	(3.6)%	2.4%	2.7%	2.1%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Nine months				Three months
	Periods ended January 31,
Segment	2017	2016	Change		2017	2016	Change
FEI-NY	$27,176	$35,306	$(8,130)	(23%)	$9,461	$9,719	$(258)	(3%)
Gillam-FEI	4,109	3,862	247	6%	1,440	1,577	(137)	(9%)
FEI-Zyfer	9,473	7,979	1,494	19%	2,877	2,482	395	16%
Intersegment revenues	(2,640)	(965)	(1,675)	NM %	(982)	(280)	(702)	NM %
	$38,118	$46,182	$(8,064)	(17)%	$12,796	$13,498	$(702)	(5%)

For the nine months ended January 31, 2017, revenues from commercial and U.S. Government satellite programs accounted for approximately 44% of consolidated revenues, compared to 58% of consolidated revenues for the same period of fiscal year 2016. For the three months ended January 31, 2017, revenues from commercial and U.S. Government satellite programs accounted for approximately 49% of consolidated revenues, compared to 59% of consolidated revenues for the same period of fiscal year 2016. Revenues from this business area decreased by approximately $10.1 million year over year.  The primary reason for the reduction of revenues is additional delays in awards of certain satellite programs, particularly US government programs. Over short term intervals of time it is hard to predict the timing of major satellite procurements from the Company’s primary customers which are the major tier 1 satellite manufacturers and integrators.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  U.S. Government/DOD revenues from non-space customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, rose by approximately $2.0 million compared to the same period of fiscal year 2017, and accounted for approximately 34% of consolidated revenues compared to approximately 23% for the same period in fiscal year 2016. FEI-Zyfer’s product mix consists primarily of secure communications products.  Network infrastructure and other industrial revenues in the fiscal year 2017 periods accounted for approximately 22% of consolidated revenues compared to 18% in the prior year.  Intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.  The downturn in satellite revenues from both commercial and government end users over the past several quarters is predominately due to satellite operators addressing new technology to incorporate in existing and new space programs.  These new technologies afford more bandwidth and higher video resolution opportunities for satellite service providers and accordingly generate revisions and postponements of plans in order to incorporate improvements.

For the nine and three months ended January 31, 2016 and 2015, revenues from commercial and U.S. Government satellite programs accounted for approximately 60% of consolidated revenues.  For the nine and three months ended January 31, 2016 satellite payload revenue has decreased by over $8 million and $3 million respectively, compared to the same periods in fiscal 2015, due primarily to delays in new contract awards for many of which the Company is the sole-source provider. This is due to unanticipated shifts in U.S. Government/DOD authorization and funding decisions during the current budget year.  Revenues on these contracts are recognized primarily under the percentage of completion method and recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, for the nine-month period ended January 31, 2016 and 2015, accounted for approximately 20%, of consolidated revenues and for the three months then ended, were approximately 20% and 25% of consolidated revenues, respectively. The main factor affecting this segment is a delay in contract awards and shipments. Total revenues from U.S. Government satellite contracts and non-space programs for the nine and three months ended January 31, 2016 were approximately 60% and 55%, respectively, of consolidated revenues. Revenues from non-space U.S. Government/DOD customers are expected to increase, particularly for the FEI-Zyfer segment as it receives funding on several significant U.S. Government programs. Network infrastructure and other industrial revenues in the fiscal year 2016 periods accounted for approximately 20% of consolidated revenues which is similar to their share of consolidated revenues in the prior year. For the nine and three month periods ended January 31, 2016, these commercial revenues decreased by approximately $3.6 million and $0.6 million, respectively, as compared to the same periods of fiscal year 2015. The primary reasons for reduced revenue from this market area are due to lower third-party contract manufacturing revenues in the Company’s FEI-Asia subsidiary which is part of the FEI-NY segment and reduced sales volume at the Gilliam-FEI segment. In addition, in fiscal year 2016 periods, Gillam-FEI recorded lower intersegment revenues as compared to the prior year. Such intersegment sales are eliminated in consolidation and have no effect on consolidated revenues.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2017	2016	Change		2017	2016	Change
	$11,951	$15,723	$(3,772)	(24)%	$3,725	$4,725	$(1,000)	(21)%
GM Rate	31.4%	34.0%			29.1%	35.0%

Gross margin for the nine and three month periods ended January 31, 2017, decreased over the same period in fiscal year 2016 due primarily to lower revenues along with certain additional warranty costs from the satellite payload market recorded in the FEI-NY segment.  In addition, FEI-Zyfer’s new product mix gave rise to higher initial integration and non-recurring engineering costs adding additional pressure on margin.  The prior nine-month period ended January 31, 2016, included reimbursement from a vendor which improved the consolidated gross margin rate by approximately 1%.

Gross margin for the nine and three month periods ended January 31, 2016, decreased over the same period in fiscal year 2015 due primarily to lower revenues from the satellite payload market recorded in the FEI-NY segment.  During the nine-month period ended January 31, 2016, the Company received reimbursement from a vendor which partially offset higher engineering and production costs incurred on certain programs impacted by a defective part.  The cost reimbursement improved the consolidated gross margin rate by approximately 1%.  During the nine and three months ending January 31, 2016, product mix is also a contributing factor to the increased profit margin rate.

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2017	2016	Change		2017	2016	Change
$9,893	$10,067	$(174)	(2)%	$3,296	$3,151	$145	5%

For the nine-month period ended January 31, 2017 and 2016, selling and administrative expenses (“SG&A”) were approximately 26% and 22%, respectively, of consolidated revenues and for the three months then ended, were approximately 26% and 23% of consolidated revenues, respectively.  The higher expense ratios in fiscal year 2017 periods are mainly due to lower revenues.  Deferred compensation, legal and professional fees expenses increased offset by decreases in incentive compensation and stock option expenses.

Research and development expenses

Nine months				Three months
Periods ended January 31,
2017	2016	Change		2017	2016	Change
$5,147	$4,395	$752	17%	$1,375	$1,302	$73	6%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the nine months ended January 31, 2017, increased by approximately $750,000 to roughly 13.5% of consolidated revenues from 9.5% of consolidated revenues for the same period last fiscal year as the Company accelerated development on certain products for the satellite market as well as making product design and process improvements to enhance product manufacturability and reduce production costs.  During periods of lower customer demand the Company can and will allocate increased available engineering resources to necessary R&D projects.  Internal R&D spending includes continued development of new satellite payload microwave receivers/converters from DC to Ka band, improvement of quartz-based and rubidium atomic clocks, development of new GPS-based synchronization products improvement of ultra-low phase noise synthesizers and further enhancement of the capabilities of the Company’s line of low g-sensitivity and ruggedized rubidium oscillators.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Operating (loss) profit

Nine months					Three months
Periods ended January 31,
2017	2016	Change			2017	2016	Change
$(3,089)	$1,261	$(4,350)	NM	%	$(946)	$272	$(1,218)	NM	%

Lower gross margins on reduced consolidated revenues coupled with higher R&D spending resulted in decreased operating profits for the fiscal year 2017 periods as compared to the same periods in fiscal year 2016.

Other income (expense)

	Nine months				Three months
	Periods ended January 31,
	2017	2016	Change		2017	2016	Change
Investment income	$387	$408	$(21)	(5)%	$108	$43	$65	151%
Interest expense	(128)	(93)	(35)	(38)%	(61)	(37)	(24)	(65)%
Other income (expense), net	46	428	(382)	(89)%	49	24	25	104%
	$305	$743	$(438)	(59)%	$96	$30	$66	223%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  During the nine months ended January 31, 2017 and 2016, the Company recorded a gain of approximately $14,000 and $131,000, respectively, on the sale of certain marketable securities.  During the first quarter of fiscal year 2016, the Company recognized a gain of approximately $400,000 from the proceeds of a life insurance policy upon the death of a former officer of the Company.

Income tax provision

	Nine months					Three months
	Periods ended January 31,
	2017	2016	Change			2017	2016	Change
	$(1,392)	$900	$(2,292)	NM	%	$(1,188)	$20	$(1,208)	NM	%
Effective tax rate on pre-tax book income (loss):
	50.0%	44.9%				139.8%	6.6%

The effective tax rate for the nine months ended January 31, 2017 was 50% compared to 44.9% in the nine months ended January 31, 2016. For the three months ended January 31, 2017 and 2016, the effective tax rates were 139.8% and 6.6%, respectively.  The current effective tax rates for the nine and three months ended January 31, 2017, reflect a tax benefit for losses generated by domestic operations as well as the impact of deductible permanent differences between book and taxable income.  The increase in the effective tax rates compared to the prior periods is primarily due to changes in the earnings mix between U.S. and non-domestic operations and a U.S. tax deduction relating to the realization of the excess tax basis in common shares of FEI-Asia. During the three months ended January 31, 2017, the Company made a tax election to treat FEI-Asia a disregarded entity for U.S. tax purposes.  Consequently, the Company recorded an income tax benefit of $1,392 and $1,188, respectively, compared to an income tax provision of $900 and $20 recorded in the respective nine and three month periods ended January 31, 2017 and 2016, respectively.

The Company’s projected annual effective tax rate is higher than the federal statutory rate of 34% primarily due to the impact of deductible permanent differences between book and tax income included in the computation of U.S. taxable income.  The Company utilized R&D credits as well as the deduction relating to its investment in FEI-Asia during the nine and three months ended January 31, 2017 to lower its effective tax rate.  The Company does not recognize an income tax benefit on pretax losses generated by its non-domestic operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net (loss) income

Nine months					Three months
Periods ended January 31,
2017	2016	Change			2017	2016	Change
$(1,392)	$1,104	$(2,496)	NM	%	$338	$282	$56	20%

As detailed above, operating profits and pretax income were lower for the period ended January 31, 2017 as compared to the same periods of fiscal year 2016 resulting in reduced net income for the period ended January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $69.3 million at January 31, 2017 and $75.6 million at April 30, 2016.  Included in working capital at January 31, 2017 and April 30 2016, is $10.7 million and $17.2 million, respectively, consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at January 31, 2017 is 11.8 to 1.

Net cash provided by operating activities for the nine months ended January 31, 2017 and 2016, were $2.6 million and $2.0 million respectively. The increased cash flow in the fiscal year 2017 period resulted primarily from a decrease in accounts receivable and a tax benefit related to a U.S. deduction related to the Company’s investment in FEI-Asia.  The increased cash flow in the fiscal year 2016 period resulted primarily from collection of accounts receivable. For the nine month periods ended January 31, 2017 and 2016, the Company incurred approximately $4.1 million and $2.9 million, respectively, of non-cash operating expenses such as depreciation and amortization and accruals for employee benefit programs.

Net cash provided by investing activities for the nine months ended January 31, 2017 was $53,000 compared to $1,829,000 net cash used in investing activities in the same period of fiscal year 2016.  During the fiscal year 2017 period, marketable securities were sold or redemptions in the amount of approximately $3.9 million compared to approximately $1.2 million of such redemptions during the fiscal year 2016 period.  In the fiscal quarters ended January 31, 2017 and 2016, the Company acquired property, plant and equipment in the amount of approximately $3.8 million and $1.6 million, respectively.  The Company may continue to invest cash equivalents in longer-term securities or to convert short-term investments to cash equivalents as dictated by its investment and acquisition strategies.  The Company will continue to acquire more efficient equipment to automate its production process.  The Company expects to spend between $3.5 million and $4.0 million on capital equipment during fiscal year 2017.

For the nine months ended January 31, 2017, net cash used in financing activities was approximately $6.0 million compared to $8,000 provided by financing activities for the nine months ended January 31, 2016.  For the nine months ended January 31, 2017 and 2016, the Company realized $25,000 and $8,000, respectively, from the tax benefits arising from the exercise of stock-based awards.   During the three months ended January 31, 2017, the Company repaid the Note payable of $6 million related to the Line of Credit with JPMorgan that has subsequently been terminated.  There was an additional repayment of a loan by Gilliam-FEI in the same period.  There were no additional borrowings or repayments for the full fiscal year 2016.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise, but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2017, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the nine months ended January 31, 2017 and 2016, there were no repurchases of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems, which management believes will result in future growth and continued profitability.  During fiscal year 2017, the Company still intends to make a substantial investment of capital and technical resources to develop and acquire new products to meet the needs of the U.S. Government and commercial space and network infrastructure marketplaces and to invest in more efficient product designs and manufacturing procedures.  Where possible, the Company will secure partial customer funding for such development efforts, but is targeting to spend its own funds at a rate of less than 10% of revenues to achieve its development goals.  Internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of January 31, 2017, the Company’s consolidated funded backlog is approximately $42 million compared to $32 million at April 30, 2016 (the last day of fiscal year 2016.)   Approximately 71% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2017 is approximately $8.0 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through the end of March 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 17, 2017	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer Signing on behalf of the registrant and as principal financial officer