Form 10-K
period 2017-04-30
FREQUENCY ELECTRONICS INC
filed 2017-07-31
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2016 - $45,300,000

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of July 25, 2017 – 8,729,682

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about November 8, 2017.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I
Item 1.  Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as “Registrant”, “Frequency Electronics” or the “Company”) is a world leader in precision time and frequency generation technology, which is employed in commercial and Government Satellite Payload systems, Secure Communications, Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance (“C4ISR”), and EW (Electronic Warfare) systems.  Its technology is used for a wide range of terrestrial and space applications.

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

MARKETS

The Company’s dominant end markets are satellite payloads and precision time for terrestrial secure communications and command and control.

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities in frequency converters and receivers, representing a potential for a significant increase in the revenue for FEI products on any one satellite.  These products support primary and hosted payloads for both commercial and U.S. Government end-use.  Currently, approximately one thousand satellites with varying remaining years of useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  This number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as many new satellites are added and older ones are replaced.  Furthermore, the U.S. Government is expected to issue a competitive request for proposals for twenty-two additional satellites for the GPS III constellation, and the Company is well positioned to participate via prime contractors with its high-precision digital atomic frequency standard.

For the terrestrial secure communications and command and control market, the Company’s products support multiple C4ISR counter measures and EW applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” GPS signals may be mitigated by the Company’s technologies.  In addition, similar types of threats to the public and enterprise networks have been identified by the Department of Homeland Security.  The Company’s high precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

To address these markets, the Company has several corporate entities which operate under two reportable segments primarily based on the geographic locations of its subsidiaries.

Frequency Electronics has made a strategic decision to concentrate its focus on two of its major business areas, satellite payloads and secure communications, because these two business areas represent unprecedented opportunities for growth in comparison to both domestic and foreign opportunities looking ahead in the Company’s wire line network infrastructure business.  The Company believes it should allocate the full measure of its resources on its FEI-NY and FEI-Zyfer segments in which the satellite payload and secure communications revenues are generated.  Accordingly, the Company has determined to divest Gillam-FEI s.a. (“Gillam”), FEI’s heretofore third reportable segment. Gillam is a wholly owned foreign (Belgium) subsidiary of FEI, which develops and manufactures network infrastructure products.

In December 2016, the Company entered into a contingent share purchase agreement with certain foreign parties with respect to a potential sale of Gillam.  However, these parties have not yet performed their obligations under that agreement, and the Company continues to negotiate with these parties with respect to a potential sale.  Subsequently, in April 2017, the Company decided to sell its Gillam business in any event as soon as practicable.  The Company is currently in discussions with a number of potential buyers and believes that the divestment of Gillam is on a path to completion by the end of fiscal year 2018.  Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria set forth in Accounting Standards Codification 205-20-45 in the quarter ended April 30, 2017.  As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

1.
FEI-NY The Company’s satellite payload products for U.S. Government and commercial satellite programs are designed, developed and manufactured at its Long Island, New York facility.  At this location, the Company also applies its technology and legacy to products for the U.S. military and other U.S. Government agencies, as well as products for certain terrestrial commercial communications and other industrial applications.

Frequency Electronics, Inc. Asia (“FEI-Asia”) was established in fiscal year 2002 as a wholly-owned subsidiary, to be the Company’s Asia-based low-cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets as well as power grids.  FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

The Company’s subsidiary, FEI-Elcom Tech, Inc. (“FEI-Elcom”) designs and manufactures Radio Frequency (“RF”) microwave modules, devices and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are mission critical for multiple applications in the EW market, including SATCOM communication, surveillance, signal intelligence (COMINT, MASINT and ELINT), threat simulation, electronic attack (EA) and electronic prevention (EP) systems.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market. We continue to right-size the FEI-NY subsidiary in response to the end market weakness while at the same time best positioning FEI to capture the eventual recovery in business.  These actions have had to include headcount reductions, however, we are ensuring that these reductions will have no effect on the Company’s ability to provide on time delivery for present contractual obligations and to fully achieve its internal research and development objectives. We are also implementing a variety of improved operating disciplines that should prove to optimize the organization allowing the company to generate larger margins and enhanced inventory turns when our satellite end markets recover.  We are working to consolidate certain of FEI-Elcom’s capabilities with other FEI-NY operations in an effort to reduce costs and improve working capital management.  This should have the collateral benefit of providing engineering efficiencies and better customer coverage.

2.            FEI-Zyfer - Precision time for terrestrial secure communications and command and control, and frequency products that incorporate global positioning systems (“GPS”) technology are manufactured by the Company’s subsidiary FEI-Zyfer, Inc. (“FEI-Zyfer”).  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing (“SAASM”) applications.

For additional information about these reportable segments, see “Item 1. Business – Reportable Segments and Products.”

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 10 to Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and FEI-Zyfer with historically minimal sales to outside customers.  Beginning in late fiscal year 2014 thru fiscal 2016, FEI-Asia increased shipments of product to third parties as a contract manufacturer. Subsequently such third party sales declined to prior nominal levels.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The primary business of the FEI-Zyfer segment, which operates out of California, is the design and manufacture of products which incorporate GPS technologies and rugged high-precision-clocks that are designed and manufactured at FEI-NY.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI-NY on joint product development activities.

During fiscal years 2017 and 2016, approximately 78% and 80%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  In fiscal years 2017 and 2016, sales for the FEI-Zyfer segment were 30% and 22% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S, primarily in Europe and China.  During fiscal years 2017 and 2016, foreign sales comprised 9% and 12%, respectively, of consolidated revenues.  For segment information, see Note 14 to the Consolidated Financial Statements.

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication stations, and imbedded in moving platforms operated by the U.S. military.  The Company has made a substantial investment in research and development to apply its core technologies to satellite payloads, non-space DOD programs and commercial and industrial markets.  Revenues from satellite payloads, both for commercial and U.S. Government applications have increased in recent years while the portion of network infrastructure sales was reduced.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for moving platforms of the U.S. military.

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

In the years ahead, the Company expects that the U.S. DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System (GPS), the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company participates - programs which management believes are important to the success of the U.S. Government’s security, communication and intelligence needs.  The Company has manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

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

FEI-Elcom designs and manufactures Radio Frequency (RF) microwave modules and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are mission critical for multiple applications in the EW market, including SATCOM communication, surveillance, signal intelligence (COMINT, MASINT, and ELINT), threat simulation, electronic attack (EA) and electronic prevention (EP) systems.

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

Recently the Company has also received several cost-plus-fee contracts under U.S. Government programs.  Under these contracts, the Company may be able to recover all of its direct and indirect costs related to the programs plus a pre-determined fee.  In the event of substantial cost overruns, the fee may be reduced.

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs.  An inaccuracy in such certificates may entitle the government to an appropriate recovery.  The Company’s accounts with respect to these contracts are subject to audit by the Defense Contracts Audit Agency (“DCAA”). Frequency’s last full incurred cost audit was performed in 2008.  The Company is required to submit for subsequent review an incurred cost report by October 31, for each year then ended.  All such required reports have been filed with no adverse comment to date.

In connection with a large anticipated Cost Plus fixed fee contract, the DCAA has initiated an Accounting System Audit which upon successful completion would for the first time enable Frequency to enter into cost plus contracts with certain Government agencies directly without intermediary contractors, which would further enable the Company to take advantage of future opportunities. The Company knows of no reason to expect other than a quick and favorable Audit result.

All U.S. Government end-use contracts are subject to termination by the purchaser for the convenience of the U.S. Government and are subject to various other provisions for the protection of the U.S. Government.  In the event of such termination, the Company is entitled to receive compensation as provided under such contracts and in the applicable U.S. Government regulations. There were no end-use contracts terminated for the year ended April 30, 2017.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment, and military command and control terminals for ground and satellite link applications.  More than 85% of revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities and precision time for terrestrial secure communications and command and control.  Recently identified threats to the communication capabilities of U.S. Government facilities and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

BACKLOG

As of April 30, 2017, the Company’s consolidated backlog amounted to approximately $28 million compared to approximately $30 million at the end of the prior fiscal year.  Approximately 80% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2018. As of April 30, 2017, there are no amounts included in backlog under cost-plus fee contracts that have not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, totaled approximately 9% and 12%, respectively, of net revenues in fiscal years 2017 and 2016.

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2017 and 2016, approximately 59% and 65%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2017, Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Thales Alenia Space (“Thales”), each accounted for more than 10% of FEI-NY segment revenues; additionally, Lockheed and Northrop also each accounted for more than 10% of consolidated revenues.  During fiscal year 2016, Boeing Corporation (“Boeing”), Lockheed, Northrop and Space and Intelligence Systems/Harris Corporation (“Harris”), each accounted for more than 10% of FEI-NY segment revenues; additionally, Boeing and Lockheed also each accounted for more than 10% of consolidated revenues.

During fiscal year 2017, Raytheon Company (“Raytheon”) was a major customer of the FEI-Zyfer segment, accounting for more than 10% of the segment’s revenues; additionally, Raytheon also accounted for more than 10% of consolidated revenues.  During fiscal year 2016, Copper River Information Technology and Raytheon were major customers of the FEI-Zyfer segment, each accounting for more than 10% of the segment’s revenues.

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

RESEARCH AND DEVELOPMENT

The Company’s technological leadership continues to be an essential factor to support future growth in revenues and earnings.  The Company has focused its internal research and development efforts on improving the core physics and electronic packages in its time and frequency products, conducting research to develop new time and frequency technologies and capabilities, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems.  During fiscal years 2017 and 2016, the Company expended $6.9 million and $5.4 million of its own funds, respectively, on such research and development activity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additionally, the Company receives customer funding for specific R&D projects, and anticipates additional funding from customers for future R&D initiatives. During fiscal years 2017 and 2016, some of the Company’s development resources were applied to certain cost-plus-fee contracts and the design-stage of fixed-price satellite payload programs.   For fiscal year 2018 the resources to be allocated to research and development will depend on market conditions and identification of new opportunities, as was the case in fiscal 2017.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company’s technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for, proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration.

COMPETITION

The Company experiences competition in all areas of its business.  Many of the Company’s competitors are larger, have greater financial resources and have larger research and development and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence.  The Company has unique and broad capabilities which includes quartz, rubidium, and cesium-based timing references and specialized RF microwave technology.  With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop, Lockheed Martin and Space Systems Loral as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, such as systems for precision time for terrestrial secure communication and command and control, and products for multiple applications in the EW market, the Company competes with large domestic companies such as Microsemi Corporation, Vectron, Inc., a division of Dover Corp., and Mercury Systems.

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

EMPLOYEES

The Company employs approximately 320 full-time persons worldwide.  None of the U.S. or Chinese employees are represented by labor unions.

OTHER ASPECTS

The Company’s business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of summer holiday periods.  No unusual working capital requirements exist.

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

Martin B. Bloch, age 81, has been a Director of the Company and of its predecessor since 1961.  Mr. Bloch is the Company’s President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Franklin held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 71, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978, and in April 2016 was appointed Secretary and Treasurer.

Oleandro Mancini, age 68, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 53, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.

James Davis, age 64, is the President of FEI-Elcom Tech, Inc. which the Company acquired in February 2012.  Mr. Davis was named an officer of the Company in October 2013.  Mr. Davis became the president of Elcom Technologies, Inc., the pre-acquisition company, on September 20, 2007.  Prior to joining FEI-Elcom, Mr. Davis held leadership positions at other technology companies including General Manager of Hewlett Packard’s (Agilent) Semiconductor Systems Center, Vice President and General Manager of Schlumberger Technologies N.A. and Vice President and General Manager of Gretag Macbeth LLC.  Mr. Davis also held the rank of Captain as a U.S. Army Special Forces Team Commander.

Thomas McClelland, age 62, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 70, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 52, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of a Fortune 500 electronics distributor.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods.  The Company is currently in the second 5-year renewal period paying annual rent of $800,000 per year plus it’s pro rata share of real estate taxes and the costs of utilities and insurance.  The lease will end in January 2019.  The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer, Inc.  The facility consists of a combination office and manufacturing space.  The lease, which expires in August 2017, currently requires monthly payments of approximately $31,200 and will remain constant over the remaining 4 months of the lease term. The Company has signed a second amendment to the lease, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $332,000.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable annually with monthly rent of $1,000 through May 2018.  The facility is adequate for the near-term manufacturing expectations for the Company.

FEI-Elcom operates out of a leased facility located in Rockleigh, New Jersey.  The facility consists of a combination office and manufacturing space.  The lease, which expires in March 2018, requires monthly payments of $39,900.

Item 3.  Legal Proceedings

From time to time, the Company is a defendant in litigation arising out of the ordinary course of business.  As of July 31, 2017, the Company is not a party to any material, pending legal proceeding other than routine litigation incidental to its business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” The following table shows the high and low sale price for the Company’s Common Stock for the quarters indicated, as reported on the NASDAQ.

FISCAL QUARTER	HIGH SALE	LOW SALE
2017–
FIRST QUARTER	$11.99	$8.60
SECOND QUARTER	11.99	9.05
THIRD QUARTER	11.24	9.00
FOURTH QUARTER	11.50	10.29
2016 –
FIRST QUARTER	$13.42	$10.33
SECOND QUARTER	11.46	9.95
THIRD QUARTER	11.28	8.51
FOURTH QUARTER	11.00	8.83

As of July 25, 2017, the approximate number of holders of record of common stock was 655.  The closing share price of the Company’s stock on April 30, 2017 was $10.50.  The closing share price of the Company’s stock on July 25, 2017 was $8.70.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  No dividends were declared or paid during fiscal years 2017 and 2016.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2017 or 2016.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,642,625	$8.97	18,563

(1)	The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

This item is not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, consumer spending trends, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings.  The factors listed above are not exhaustive.  Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For customer orders in the Company’s FEI-Zyfer segment or smaller contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.

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

Income taxes

Our income tax expense, deferred tax asset and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to tax in the United States and foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The carrying value of the Company’s net deferred tax assets, assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record an additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations, or conversely to further reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of deferred tax assets quarterly and assesses the need for additional valuation allowance quarterly. Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

RESULTS OF OPERATIONS

Discontinued Operations Presentation

The results of Gillam for fiscal years ended April 30, 2017 and 2016, are presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive (Loss) Income. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2017 and 2016, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2017	2016
Revenues
FEI-NY	78.4%	79.8%
FEI-Zyfer	29.5	22.2
Less intersegment revenues	(7.9)	(2.0)
	100.0	100.0
Cost of Revenues	77.7	65.2
Gross Margin	22.3	34.8
Selling and Administrative expenses	23.6	20.5
Research and Development expenses	13.7	9.8
Operating (Loss) Profit	(15.0)	4.5
Other Income (Expenses), net	1.0	1.5
(Benefit) Provision for Income Taxes	(4.2)	1.9
(Loss) Income from continuing operations	(9.8)	4.1
Income (Loss) from discontinued operations, net of tax	0.2	(2.2)
Net (Loss) Income	(9.6)%	1.9%

Revenues

Fiscal years ended April 30, (in thousands)
			Change
	2017	2016	$	%
FEI-NY	$39,486	$44,238	$(4,752)	(11%)
FEI-Zyfer	14,853	12,285	2,568	21%
Intersegment sales	(3,988)	(1,107)	(2,881)
	$50,351	$55,416	$(5,065)	(9%)

Fiscal year 2017 compared to fiscal year 2016:

Fiscal 2017 revenues from satellite programs, the Company’s largest business area, decreased by $10.5 million, or 32%, compared to the prior fiscal year.  This decrease is in line with the protracted industry wide slowdown in commercial communications satellite procurement, and reflects reductions in orders received from satellite service providers by the Company’s major customers.  Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage of completion method.  Sales revenues from non-space U.S. Government/DOD customers increased by approximately $3.8 million or 24% compared to prior fiscal year. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 38% and 28% of consolidated revenues for fiscal years 2017, and 2016, respectively.  For the year ended April 30, 2017, other commercial and industrial sales accounted for approximately 17% of consolidated revenues compared to approximately 12% for fiscal year 2016.  Sales in this business area were $8.6 million for the year ended April 30, 2017 compared to $6.9 million for the preceding year.

Gross Margin

	Fiscal years ended April 30,
	(in thousands)
			Change
	2017	2016	$	%
	$11,249	$19,275	$(8,026)	(42%)
GM Rate	22.3%	34.8%

For the year ended April 30, 2017, gross margin and gross margin rate both decreased compared to the prior year. The two major contributing factors affecting gross margin dollars, include the $5.1 million revenue decrease and the $7 million of inventory adjustments.  The gross margin percentage rate additionally reflects one-time non-cash inventory adjustments. Consistent with the Company’s phase-out of its wire-line network infrastructure business area and the anticipated sale of Gillam-FEI, its foreign (Belgium) subsidiary, the Company took a one-time non-cash write down of approximately $5 million of inventory relating to wire-line copper based synchronization products in the FEI-Zyfer segment.  Additionally, the Company recorded $2 million of inventory adjustments in the FEI-NY segment.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2017	2016	$	%
$11,898	$11,379	$519	5%

In the fiscal years ended April 30, 2017 and 2016, selling and administrative costs (“SG&A”) were 24% and 21%, respectively, of consolidated revenues, the percentage increase of (“SG&A”) was impacted by the year over year decline in revenues.  A reduction in other selling and administrative costs was more than offset by a year over year increase in deferred compensation expense. Stock compensation expenses which are included in total (“SG&A”) were $424,000 and $548,000, in 2017 and 2016 respectively.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2017	2016	$	%
$6,876	$5,428	$1,448	27%

During fiscal 2017, the Company accelerated its research and development (“R&D”) activity. As a percentage of consolidated revenue, R&D spending for the years ended April 30, 2017 and 2016 was approximately 14% and 10%, respectively. These R&D efforts address large business opportunities in secure communications command and control, and satellite systems that require advanced technologies and capabilities going forward. The Company believes it enjoys a competitive edge and has a head start in the development of these requirements.

The Company also engages in customer-funded development activity. The funds received in connection therewith appear in revenues and are not included in the table above.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company believes that internally generated cash and cash reserves are adequate to fund its research and development activity.

Operating (Loss) Profit

Fiscal years ended April 30,
(in thousands)
		Change
2017	2016	$	%
$(7,525)	$2,468	$(9,993)	(405%)

For fiscal year ended April 30, 2017, the Company recorded an operating loss of 15% of revenues compared to an operating profit of 4.5% of revenues for fiscal 2016. Approximately $7 million of the $7.5 million operating loss was due to non-cash inventory adjustments.

Other Income (Expense)

Fiscal years ended April 30,
(in thousands)
			Change
	2017	2016	$	%
Investment income	$549	$490	$59	12%
Interest expense	(150)	(131)	(19)	15%
Other income (expense), net	87	447	(360)	NM
	$486	$806	$(320)	(40%)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities vary based on changes in dividend payments and interest rates.  During fiscal year 2017, investment income included losses upon the sale or redemption of marketable securities of approximately $28,000 compared to a gain of approximately $131,000 during fiscal year 2016.  In fiscal year 2017, the Company received a $249,000 dividend from its investment in Morion compared to $30,000 in the prior year, yielding higher investment income than in prior year.

In fiscal year 2017, interest expense was incurred on borrowings under the Company’s credit facility with a bank and on deferred compensation payments.  During fiscal year 2017, deferred compensation interest payments increased and interest expense relating to the line of credit was reduced.  As all borrowings under the credit facility were paid in full.

Other income (expense), net decreased because during fiscal year 2016, other income included approximately $380,000 from the proceeds of a life insurance policy of a former officer of the Company.

Income Tax (Benefit) Provision

Fiscal years ended April 30,
(in thousands)
		Change
2017	2016	$	%
$(2,115)	$1,070	$(3,185)	298%

Effective tax rate on pre-tax book income:

30.0%	32.7%

The Company is subject to taxation in several countries.  The statutory federal rates are 34% in the U.S., 33% in Europe and 25% in China. For the year ended April 30, 2017, the Company recognized a tax benefit related to a current year domestic pretax loss compared to a provision for taxes in in the prior year related to domestic pretax income. The Company intends to carry back the fiscal 2017 domestic loss for a refund of taxes paid in prior years.  The effective tax rate was impacted favorably by a U.S. tax deduction relating to the realization of the excess tax basis in common shares of FEI-Asia as the Company made an election to treat FEI-Asia as a disregarded entity. The effective tax rate was also impacted unfavorably by unrecognized tax benefits, a state tax rate change, and losses incurred at the Company’s foreign subsidiaries for which it receives no tax benefit. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate and a tabular rollforward of unrecognized tax benefits.)

The Company’s Asia subsidiary has available net operating loss (“NOL”) carryforwards of approximately $0.9 million to offset future taxable income.  The associated deferred tax asset for the foreign subsidiary NOL is fully reserved by a valuation allowance.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal NOL carryforward of $4.4 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 14 years.

Discontinued Operations

	Fiscal years ended April 30,
	(in thousands)
			Change
	2017	2016	$	%
Net Income (Loss)	$103	$(1,199)	$1,302	NM

The above table represents the net income (loss) for the Gillam segment accounted for as discontinued operations as presented in Note 2 to the financial statements. Revenues for 2017 and 2016 were relatively flat at approximately $5.9 million for each fiscal year. The gross margin and gross margin percentage increased in fiscal 2017 due to increased engineering costs incurred in fiscal 2016. Combined SG&A and R&D expenses for fiscal 2017 decreased approximately 9% compared to fiscal 2016, resulting in an operating loss of $544,000 compared $1.2 million in fiscal 2016. The Company recognized a deferred tax asset, net of valuation allowance, of $650,000 for its excess outside tax basis in the common shares of Gillam. The corresponding tax benefit has been allocated to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Net positive cash flow from operations increased to $3.5 million in fiscal 2017 compared to $2.8 million in the prior year.  The Company generated positive cash flow from operations despite the reported operating loss for fiscal 2017.  The Company’s balance sheet continues to reflect a highly liquid position with working capital of $61.7 million at April 30, 2017.  Included in working capital at April 30, 2017 is approximately $10.0 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2017 is 8.6 to 1 compared to 8.3 to 1 at the end of the prior fiscal year.

During fiscal years 2017 and 2016, the Company incurred $11.3 million and $2.8 million, respectively, in non-cash charges to earnings, including depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves, certain employee benefit plan expenses, including accounting for stock-based compensation.  During fiscal year 2017, operating cash was increased by decreases in inventory, accounts payable, and accrued liabilities.  During fiscal year 2016, operating cash was reduced by increases to inventory offset by a decrease to accounts receivables.

Net cash used in investing activities for the fiscal year ended April 30, 2017 was $1.4 million compared $3.4 million in fiscal year 2016.  In fiscal year 2017, investing activities included net proceeds from the redemption, sale or purchase of marketable securities for $3.8 million and uses of acquisitions of capital equipment and other long-term assets for $5.2 million.  In fiscal year 2016, investing activities included net uses from the redemption, sale or purchase of marketable securities for $89,000 and acquisitions of capital equipment and other long-term assets for $3.3 million.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

During the year ended April 30, 2017, cash used in financing activities was $6.7 million consisting of the net principal balance repayment of $6 million to JPMorgan Chase Bank, N.A (“JP Morgan”) and the tax effect arising from the exercise of stock-based awards.  On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.

During the year ended April 30, 2016, cash provided by financing activities was $141,000 consisting of the tax benefit arising from the exercise of stock-based awards.  There were no additional borrowings or payments made under the bank credit facility in 2016. The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a fixed repurchase plan nor commitments to purchase additional shares in the future.  As of the end of fiscal year 2017, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. There were no repurchases in fiscal 2017 or 2016.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability.  During fiscal year 2017, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2018, the Company anticipates securing additional customer funding for a portion of its research and development activities, and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2017.  The Company expects internally generated cash will be adequate to fund these development efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

Based upon the Company’s decision to sell its Gillam business and the associated presentation as Discontinued Operations, the Company believes that the effect on cash flow will be neutral, however it is expected to have a positive cash effect when the intended sale is concluded.

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

As of April 30, 2017, the Company’s consolidated backlog amounted to approximately $28 million as compared to approximately $30 million at the beginning of the fiscal year. (See Item 1).  Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2017.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company’s liquidity is adequate to meet its operating and investment needs through at least July 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be early adopting and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company in the next fiscal year. The Company has not determined the full impact of implementation of this standard, however the Company is determining if the stock options offered would require any type of transition under the new pronouncement and expects that, when adopted beginning in fiscal 2019, the new standard will have an immaterial effect on the Company’s financials.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted the guidance during fiscal 2017 on a prospective basis in order to simplify balance sheet classification. Prior periods have not been retrospectively adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is currently evaluating the impact that ASU 2014-09 may have on its financial statements when the statement is adopted for its fiscal year 2019.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal year 2017, as in fiscal year 2016, the impact of inflation on the Company’s business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This item is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
 Frequency Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity for each of the years then ended.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frequency Electronics, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
July 31, 2017

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2017 and 2016
(In thousands, except par value)

	2017	2016
ASSETS:
Current assets:
Cash and cash equivalents	$2,163	$5,818
Marketable securities	7,815	11,111
Accounts receivable, net of allowance for doubtful accounts of $187 in 2017 and $189 in 2016	10,986	7,166
Costs and estimated earnings in excess of billings, net	7,964	12,377
Inventories, net	29,051	36,280
Prepaid income taxes	2,606	3,213
Prepaid expenses and other	1,105	1,059
Current assets of discontinued operations	8,165	8,838
Total current assets	69,855	85,862
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,813	12,314
Deferred income taxes	11,902	7,702
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance	13,376	12,819
Other assets	2,187	2,091
Non-current assets of discontinued operations	569	772
Total assets	$113,319	$122,177
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable - trade	$2,437	$3,165
Accrued liabilities	3,425	4,479
Current liabilities of discontinued operations	2,249	2,664
Total current liabilities	8,111	10,308
Long-term debt - noncurrent	-	6,000
Deferred compensation	13,252	11,773
Deferred rent and other liabilities	1,409	103
Non-current liabilities of discontinued operations	1,215	641
Total liabilities	23,987	28,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,817 outstanding in 2017; 8,753 outstanding in 2016	9,164	9,164
Additional paid-in capital	55,767	55,576
Retained earnings	23,712	28,533
	88,643	93,273
Common stock reacquired and held in treasury - at cost (347 shares in 2017 and 411 shares in 2016)	(1,592)	(1,885)
Accumulated other comprehensive income	2,281	1,964
Total stockholders’ equity	89,332	93,352
Total liabilities and stockholders’ equity	$113,319	$122,177

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years ended April 30, 2017 and 2016

	2017	2016
	(In thousands, except per share data)

Revenues	$50,351	$55,416
Cost of revenues	39,102	36,141
Gross margin	11,249	19,275
Selling and administrative expenses	11,898	11,379
Research and development expenses	6,876	5,428
Operating (loss) profit	(7,525)	2,468
Other income (expense):
Investment income	549	490
Interest expense	(150)	(131)
Other income (expense), net	87	447
(Loss) Income before provision for income taxes	(7,039)	3,274
(Benefit) Provision for income taxes	(2,115)	1,070
Net (loss) income from continuing operations	(4,924)	2,204
Income (loss) from discontinued operations, net of tax	103	(1,199)
Net (loss) income	$(4,821)	$1,005
Net (loss) income per common share:
Basic (loss) earnings from continued operations	$(0.56)	$0.25
Basic earnings (loss) from discontinued operations	$0.01	$(0.13)
Basic (loss) earnings per share	$(0.55)	$0.12
Diluted (loss) earnings from continued operations	$(0.56)	$0.24
Diluted earnings (loss) from discontinued operations	$0.01	$(0.13)
Diluted (loss) earnings per share	$(0.55)	$0.11
Average shares outstanding:
Basic	8,787	8,728
Diluted	8,787	8,937

Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(4,821)	$1,005
Other comprehensive (loss) income:
Foreign currency translation adjustment	(38)	(753)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($182) and $51, respectively	352	(99)
Reclassification adjustment for realized gains included in net income, net of tax of ($25) and $57, respectively	3	(74)
Total unrealized gain (loss) on marketable securities, net of tax	355	(173)

Total other comprehensive income (loss)	317	(926)
Comprehensive (loss) income	$(4,504)	$79

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2017 and 2016

	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(4,924)	$2,204
Net income (loss) from discontinued operations	103	(1,199)
Net (loss) income	(4,821)	1,005

Adjustments to reconcile net (loss) income to net cash provided in operating activities:
Deferred income tax benefit	(1,355)	(1,265)
Depreciation and amortization	2,638	2,498
Deferred lease obligation and other liabilities	1,265	(75)
Provision for losses on accounts receivable, inventories and warranty reserve	4,788	(15)
Losses (gains) on marketable securities	28	(131)
Loss (gain) on sale of fixed and other assets, net	42	(367)
Employee benefit plans expense	2,519	1,450
Stock-based compensation expense	662	824
Tax effect (benefit) from exercise of stock-based compensation	671	(141)
Changes in operating assets and liabilities:
Accounts receivable	(3,602)	(911)
Costs and estimated earnings in excess of billings	4,663	3,340
Inventories	2,172	(3,737)
Prepaid expenses and other	(143)	135
Other assets	(470)	(570)
Accounts payable - trade	(746)	1,223
Accrued liabilities	(829)	(975)
Income taxes (payable) refundable	(3,099)	1,013
Other liabilities	(877)	(519)
Cash provided by operating activities – continuing operations	3,506	2,782
Cash provided by operating activities – discontinued operations	382	141
Net cash provided by operating activities	3,888	2,923

Cash flows from investing activities:
Purchase of marketable securities	(575)	(1,356)
Proceeds from sale or redemption of marketable securities	4,397	1,267
Capital expenditures	(5,233)	(3,263)
Cash used in investing activities – continuing operations	(1,411)	(3,352)
Cash used in investing activities – discontinued operations	(40)	(174)
Net cash (used in) investing activities	(1,451)	(3,526)

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2017 and 2016
(Continued)

	2017	2016
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$(6,000)	$-
Tax (effect) benefit from exercise of stock-based compensation	(671)	141
Cash used in financing activities – continuing operations	(6,671)	141
Cash used in financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(6,671)	141

Net decrease in cash and cash equivalents before effect of exchange rate changes	(4,234)	(462)

Effect of exchange rate changes on cash and cash equivalents	890	(678)

Net decrease in cash and cash equivalents	(3,344)	(1,140)

Cash and cash equivalents at beginning of year	6,082	7,222

Cash and equivalents at end of year	2,738	6,082

Less cash and equivalents of discontinued operations at end of year	575	264

Cash and cash equivalents of continuing operations at end of year	$2,163	$5,818

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$146	$128
Income taxes	$335	$1,311

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended April 30, 2017 and 2016
(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income	Total
Balance at April 30, 2015	9,163,940	$9,164	$54,360	$27,528	465,163	$(2,132)	$2,890	$91,810
Contribution of stock to 401(k) plan			283		(46,743)	215		498
Stock-based compensation expense			818		(1,300)	6		824
Tax benefit from stock option exercise			141					141
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(26)		(5,736)	26		-
Change in unrealized gains and losses on marketable securities, net of taxes							(173)	(173)
Foreign currency translation adjustment							(753)	(753)
Net Income				1,005				1,005
Balance at April 30, 2016	9,163,940	9,164	55,576	28,533	411,384	(1,885)	1,964	93,352
Contribution of stock to 401(k) plan			274		(47,839)	219		493
Stock-based compensation expense			658		(850)	4		662
Change in excess tax benefits from stock-based compensation			(671)					(671)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(70)		(15,273)	70		-
Change in unrealized gains and losses on marketable securities, net of taxes							355	355
Foreign currency translation adjustment							(38)	(38)
Net Loss				(4,821)				(4,821)
Balance at April 30, 2017	9,163,940	$9,164	$55,767	$23,712	347,422	$(1,592)	$2,281	$89,332

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017 and 2016

1.   Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the “Company” or “Registrant”).  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 14 for information regarding the Company’s FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), and FEI-Zyfer business segments.  Intercompany accounts and significant intercompany transactions are eliminated in consolidation.

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

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of financial institutions; two institutions at April 30, 2017 and three institutions at April 30, 2016.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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
April 30, 2017 and 2016

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
April 30, 2017 and 2016

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Program costs for which production-level orders cannot be determined as probable are written down in the period in which that assessment is made.

Comprehensive (Loss) Income:

Comprehensive (loss) income consists of net income and other comprehensive (loss) income.  Other comprehensive (loss) income includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

Research and Development Expenses:

The Company engages in research and development activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies.  Research and development costs include direct labor, manufacturing overhead, direct materials and contracted services.  Such costs are expensed as incurred. The Company also engages in customer-funded development activity. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses.

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

The Company analyzes its tax positions under accounting standards which prescribe recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.  When and if the Company were to recognize interest or penalties related to income taxes, it would be reported net of the federal tax benefit in the tax provision.

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
April 30, 2017 and 2016

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in Belgium (see Note 2) and the People’s Republic of China. The Company is vulnerable to currency risks in these countries.  The local currency is the functional currency of each of the Company’s non-U.S. subsidiaries.  No foreign currency gains or losses are recorded on intercompany transactions since they are effected at current rates of exchange.  The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the periods presented.  The balance sheets of foreign subsidiaries, except for equity accounts which are translated at historical rates, are translated into U.S. dollars at the rates of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

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

The weighted average fair value of each option or stock appreciation right (“SAR”) has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2017	2016
Expected volatility	35%	35%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.85% and 1.14%	1.35% and 1.50%
Expected lives	5.0 years	5.0 years

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

New Accounting Pronouncements:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be early adopting and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company in the next fiscal year. The Company has not determined the full impact of implementation of this standard, however the Company is determining if the stock options offered would require any type of transition under the new pronouncement and expects that, when adopted beginning in fiscal 2019, the new standard will have an immaterial effect on the Company’s financials.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted the guidance during fiscal 2017 on a prospective basis in order to simplify balance sheet classification. Prior periods have not been retrospectively adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017 and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is currently evaluating the impact that ASU 2014-09 may have on its financial statements when the statement is adopted for its fiscal year 2019.

2.   Discontinued Operations

In December 2016, the Company entered into a contingent share purchase agreement with certain foreign parties with respect to a potential sale of Gillam-FEI, the Company’s Belgian subsidiary.  However, these parties have not yet performed their obligations under that agreement, and the Company continues to negotiate with these parties with respect to a potential sale.  Subsequently, in April 2017, the Company decided to sell its Gillam business in any event as soon as practicable. The Company is currently in discussions with a number of potential buyers and believes that the divestment is on a path to completion by the end of fiscal year 2018. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations  criteria in Accounting Standards Codification 205-20-45 in the quarter ended April 30, 2017.  As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

Summarized operating results for the Gillam discontinued operations, for the years ended April 30, 2017 and 2016 respectively, are as follows:

	For the years ended April 30,
	2017	2016
Revenues	$5,985	$5,942
Cost of revenues	4,407	4,781
Gross Margin	1,578	1,161
Selling and administrative expenses	1,714	1,826
Research and development expenses	408	501
Operating Loss	(544)	(1,166)
Other income (expense):
Investment (loss) income	(3)	2
Other income (expense), net	-	(35)
Loss before provision for income taxes	(547)	(1,199)
Provision for income taxes	650	-
Net income (loss)	$103	$(1,199)

The carrying amounts of assets and liabilities for the Gillam discontinued operations are as follows:

	April 30,
	2017	2016

Cash and cash equivalents	$575	$264
Accounts receivable, net of allowance for doubtful accounts	3,202	3,384
Inventories, net	3,980	4,999
Prepaid expenses and other	408	191
Total current assets of discontinued operations	$8,165	$8,838
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	$555	$757
Investments	14	15
Deferred taxes – non-current	-	-
Total non-current assets of discontinued operations	$569	$772

Accounts payable – trade	$949	$1,035
Accrued liabilities	1,300	1,629
Total current liabilities of discontinued operations	2,249	2,664
Deferred rent and other liabilities	1,215	641
Total non-current liabilities of discontinued operations	$1,215	$641

3.        Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Years ended April 30,
	2017	2016
Basic EPS Shares outstanding (weighted average)	8,787,082	8,727,874
Effect of Dilutive Securities	**	209,035
Diluted EPS Shares outstanding	8,787,082	8,936,909

** For the year ended April 30, 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period. The exercisable shares excluded are 1,280,625.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

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

	Years ended April 30,
	2017	2016
Outstanding options and SARS excluded	**	388,625

4.    Costs and Estimated Earnings in Excess of Billings

At April 30, 2017 and 2016, costs and estimated earnings in excess of billings, net, consist of the following:

	2017	2016
	(in thousands)
Costs and estimated earnings in excess of billings	$8,890	$12,460
Billings in excess of costs and estimated earnings	(926)	(83)
Net asset	$7,964	$12,377

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2017 and 2016, revenue recognized under percentage of completion contracts was approximately $26.4 million and $32.5 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total contract losses at April 30, 2017 and 2016 were approximately $300,000 and $450,000, respectively.

5.    Inventories

Inventories at April 30, 2017 and 2016, respectively, consisted of the following (in thousands):

	2017	2016
Raw Materials and Component Parts	$17,702	$23,840
Work in Progress	7,340	8,316
Finished Goods	4,009	4,124
	$29,051	$36,280

As of April 30, 2017 and 2016, approximately $28.2 million and $35.3 million, respectively, of total inventory is located in the United States and $0.8 million and $1.0 million, respectively, is located in China.  For the year ended April 30, 2017 the Company took a one-time non-cash write down of approximately $5 million of inventory relating to wire-line copper based synchronization products in the FEI-Zyfer segment.  Additionally, the Company recorded $2 million of inventory adjustments in the FEI-NY segment.  The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature, the inventory does not deteriorate.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

6.           Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2017 and 2016, consists of the following (in thousands):

	2017	2016
Buildings and building improvements	$2,646	$2,643
Machinery, equipment and furniture	56,435	51,468
	59,081	54,111
Less, accumulated depreciation	44,268	41,797
	$14,813	$12,314

Depreciation and amortization expense for the years ended April 30, 2017 and 2016 was $2,610,000 and $2,456,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2017 and 2016 was approximately $675,000 and $593,000, respectively.

The Company leases its Long Island, New York headquarters building at an annual rent of $800,000 following the Company’s exercise of its option to renew the lease for a second 5-year period.  The lease will end in January 2019.  Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey, China, and California lease their office and manufacturing facilities.  FEI-Elcom leases 32,000 square feet of office and manufacturing space at current monthly rental of approximately $40,000 through the end of the lease which expires in March 2018.  The lease for the FEI-Asia facility is for a one-year term with monthly rent of $1,000 through May 2018.  FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.  Monthly rental payments are currently $31,200 for the remaining 4 months of the lease term. The Company has signed a second amendment to the lease, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $332,000.

Rent expense under operating leases for the years ended April 30, 2017 and 2016 was approximately $1.6 million and $1.5 million, respectively.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2017 and 2016, the Company’s balance sheet includes deferred rent payable of approximately $99,000 and $214,000, respectively, which will be recognized over the respective rental periods.

Future noncancelable minimum lease payments required by the operating leases are as follows (in thousands):

Years ending
April 30,	Operating Leases
2018	$1,535
2019	900
2020	322
2021	332
2022	342
Thereafter	994
Total future minimum lease payments	$4,425

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

7.   Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2017 and 2016 are as follows (in thousands):

	April 30, 2017
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$1,516	$60	$-	$1,576
Equity securities	5,230	1,248	(239)	6,239
	$6,746	$1,308	$(239)	$7,815

	April 30, 2016
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$3,407	$121	$(6)	$3,522
Equity securities	7,197	974	(582)	7,589
	$10,604	$1,095	$(588)	$11,111

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	219	(9)	1,024	(230)	1,243	(239)
	$219	$(9)	$1,024	$(230)	$1,243	$(239)
April 30, 2016
Fixed Income Securities	$-	$-	$467	$(6)	$467	$(6)
Equity Securities	574	(18)	2,232	(564)	2,806	(582)
	$574	$(18)	$2,699	$(570)	$3,273	$(588)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2017 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) are as follows (in thousands):

	For the years ended April 30,
	2017	2016
Proceeds	$4,397	$1,267
Gross realized gains	$156	$147
Gross realized losses	$(184)	$(16)

Maturities of fixed income securities classified as available-for-sale at April 30, 2017 are as follows (at cost, in thousands):

Current	$-
Due after one year through five years	201
Due after five years through ten years	1,315
$1,516

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

8.   Debt Obligations

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As at April 30, 2017, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

9. Accrued Liabilities

Accrued liabilities at April 30, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Vacation and other compensation	$1,467	$1,683
Incentive compensation	265	677
Payroll taxes	128	137
Deferred revenue	232	578
Warranty reserve	557	557
Commissions	234	252
Other	542	595
	$3,425	$4,479

10.  Investment in Morion, Inc.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets.  During the fiscal years ended April 30, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $317,000 and $140,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $10,000 and $845,000, respectively.  At April 30, 2017, accounts receivable included $18,000 due from Morion and $13,000 was payable to Morion. Throughout the fiscal years 2017 and 2016, the Company received dividends from Morion of approximately $249,000 and $30,000, respectively.

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

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.   Of this amount $392,500 was billed and paid during FY 2016 and the balance of $210,000 was billed during FY 2017 and was subsequently collected.

11. Goodwill and Other Intangible Assets

During fiscal year 2004, the Company acquired FEI-Zyfer, Inc. (“FEI-Zyfer”).  This acquisition resulted in the recording of $219,000 in goodwill.  In February 2012, the Company acquired FEI-Elcom resulting in the recording of goodwill in the amount of $398,000.  Management has determined that goodwill is not impaired as of April 30, 2017 and 2016.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

12. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2017 and 2016, the Company contributed 47,839 and 46,743 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $493,000 in fiscal year 2017 and $498,000 in fiscal year 2016.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2017 and 2016, such transactions increased additional paid in capital by $274,000 and $283,000, respectively.   As of April 30, 2017, all shares of the Company’s common stock held by the two plans were combined for an aggregate holding of 738,064 shares, which are allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans, the Company charged approximately $272,000 and $702,000 to selling and administrative expenses for the fiscal years ended April 30, 2017 and 2016, respectively.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors.  The plans are Nonqualified Stock Options (“NQSO”) plans, Incentive Stock Option (“ISO”) plans and Stock Appreciation Rights (“SARS”).  Under these plans, options or SARS are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

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

As of April 30, 2017, eligible employees and directors have been granted SARS based on approximately 2,197,000 shares of Company stock, of which approximately 1,635,000 shares are outstanding and approximately 1,281,000 shares with a weighted average exercise price of $8.35 are exercisable.  As of April 30, 2016, eligible employees and directors had been granted SARS based on approximately 2,021,000 shares of Company stock, of which approximately 1,653,000 shares were outstanding and approximately 1,314,000 shares with a weighted average exercise price of $8.45 were exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2017, employees exercised SARS representing 35,500 shares of Company stock and received 15,273 shares of Company stock.  The 20,227 share difference was returned to the pool of available shares and may be used for future grants. During the year ended April 30, 2016, employees exercised SARS representing 19,500 shares of Company stock and received 5,736 shares of Company stock.  The 13,764 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and stock appreciation rights activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – April 30, 2015	1,603,125	$8.90	5.8 years
Granted	72,000	12.30
Exercised	(19,500)	9.15		$19,110
Expired or Canceled	(3,000)	10.39
Outstanding – April 30, 2016	1,652,625	$9.05	5.1 years
Granted	175,000	10.65
Exercised	(35,500)	6.02		$158,920
Expired or Canceled	(157,000)	12.02
Outstanding – April 30, 2017	1,635,125	$9.00	4.3 years	$2,974,178
Exercisable	1,280,625	$8.35	4.0 years	$2,958,083
Available for future grants	18,563

As of April 30, 2017, total unrecognized compensation cost related to non-vested options and stock appreciation rights under the plans was approximately $1,016,000.  These costs are expected to be recognized over a weighted average period of 2.6 years.

During the years ended April 30, 2017 and 2016, 159,500 and 151,500 shares, respectively, vested, the fair value of which was approximately $694,000 and $661,000, respectively.  The weighted average grant date fair value of stock appreciation rights granted during the years ended April 30, 2017 and 2016, were approximately $3.48 and $4.06, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $229,000 and $265,000 for the years ended April 30, 2017 and 2016, respectively.  Selling and administrative expenses include stock-based compensation expense of approximately $424,000 and $559,000 for the years ended April 30, 2017 and 2016, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  For the years ended April 30, 2017 and 2016, the Company realized $26,000 and $141,000 respectively, of tax benefits from the exercise of stock options and SARS.

Restricted Stock Plan:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2017 and 2016, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital, but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2017 and 2016 was approximately $2,029,000 and $959,000, respectively.

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

13.  Income Taxes

The income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2017	2016
U.S.	$(6,625)	$4,011
Foreign	(414)	(737)
	$(7,039)	$3,274

The provision for income taxes consists of the following (in thousands):

	2017	2016
Current:
Federal	$(677)	$1,060
Foreign	-	-
State	(84)	250
Current provision	(761)	1,310
Deferred:
Federal	(1,861)	(150)
Foreign	-	-
State	507	(90)
Deferred benefit	(1,354)	(240)

Total provision	$(2,115)	$1,070

For the year ended April 30, 2017, the Company recognized a tax benefit related to a current year domestic pretax loss compared to a provision for taxes in in the prior year related to domestic pretax income. The Company intends to carry back the fiscal 2017 domestic loss for a refund of taxes paid in prior years.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

The following table reconciles the reported income tax expense with the amount computed using the federal statutory income tax rate (in thousands):

	2017	2016
Statutory rate	$(2,394)	$1,113
State and local tax	(317)	85
Valuation allowance on deferred tax assets	260	425
Effect of foreign operations	21	41
Nondeductible expenses	36	166
Worthless Securities	(1,543)	-
Uncertain tax positions	1,511	-
Domestic production activities deduction	66	(159)
Nontaxable life insurance cash value increase	(135)	(282)
Tax credits	(203)	(417)
Rate Change	477	-
Other items	106	98
	$(2,115)	$1,070

The effective tax rate was impacted favorably by a U.S. tax deduction relating to the realization of the excess tax basis in common shares of FEI-Asia as the Company made an election to treat FEI-Asia as a disregarded entity. The effective tax rate was also impacted unfavorably by unrecognized tax benefits, a state tax rate change, and losses incurred at the Company’s foreign subsidiaries for which it receives no tax benefit.

The components of deferred taxes are as follows (in thousands):

	2017	2016
Deferred tax assets:
Employee benefits	$7,590	$8,295
Inventory	4,220	1,860
Accounts receivable	360	490
Tax credits	1,040	835
Foreign subsidiary – outside basis	2,710	-
Other assets	152	220
Net operating loss carryforwards	1,710	1,595
Total deferred tax asset	17,782	13,295
Deferred tax liabilities:
Marketable securities	(410)	(200)
Property, plant and equipment	(1,710)	(660)
Other liabilities	(60)	(45)
Deferred state income tax	(410)	(600)
Net deferred tax asset	15,192	11,790
Valuation allowance	(3,290)	(950)
Net deferred tax assets	$11,902	$10,840

The components of the deferred tax asset were as follows (in thousands):

	2017	2016
Gross deferred assets	$15,192	$11,790
Valuation allowance	(3,290)	(950)
Net deferred tax asset	$11,902	$10,840	*

*This amount consists of $3,138 included in current assets in deferred and prepaid income taxes and $7,702 included in non-current assets in deferred income taxes.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. The valuation allowance of $3.3 million as of April 30, 2017, is intended to provide for uncertainty regarding the ultimate realization of U.S. state investment tax credit carryovers, capital loss assets and foreign net operating loss carryovers. Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $11.9 million as of April 30, 2017, which is net of the valuation allowance.

The consolidated valuation allowance excluding discontinued operations increased by approximately $2.3 million during the year ended April 30, 2017.  The change consists of a $2.3 million deferred tax provision related to a capital loss asset, investment tax credits and a foreign net operating loss.

At April 30, 2017, the Company has available approximately $.9 million in net operating losses available to offset future income of certain of its foreign subsidiaries.  These loss carryforwards have no expiration date.  As a result of the acquisition of FEI-Elcom, the Company has a federal net operating loss carryforward of $4.4 million which may be applied in annually limited amounts to offset future U.S.-sourced taxable income over the next 14 years. As of April 30, 2017, the Company has state investment tax credits of $1 million.   The state investment tax credit expires beginning in 2023 through 2032.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

Balance at April 30, 2016	$-
Additions based on positions taken in the current year	1,323
Additions based on positions taken in prior years	303
Decreases based on positions taken in prior years	-
Balance at April 30, 2017	$1,626

The entire amount reflected in the table above at April 30, 2017, if recognized, would reduce our effective tax rate. As of April 30, 2017 and 2016, the Company had $21,000 and $0, respectively, accrued for the payment of interest and penalties.  For the fiscal years ended April 30, 2017 and 2016, the Company recognized interest and penalties of $21,000 and $0, respectively. It is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months as a result of the progression of ongoing tax audits or other events.  The Company believes, however, that it is reasonably possible that decreases in unrecognized tax benefits of up to $.2 million may be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company is no longer subject to examination of its federal income tax returns by the Internal Revenue Service for fiscal years 2013 and prior. In June 2017, the Company received notification from the Internal Revenue Service that it is seeking to review its tax return for the year ended April 30, 2016. The Company is no longer subject to examination by the taxing authorities in its foreign jurisdictions for fiscal 2013 and prior. Net operating losses generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.

14.  Segment Information

The Company operates under two reportable segments based on the geographic locations of its subsidiaries:

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
April 30, 2017 and 2016

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies.”  The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  The president of FEI-Zyfer manages the assets of one segment.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

The table below presents information about reported segments for each of the years ended April 30 with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2017	2016
Net revenues:
FEI-NY	$39,486	$44,238
FEI-Zyfer	14,853	12,285
Less intersegment revenues	(3,988)	(1,107)
Consolidated revenues	$50,351	$55,416

Operating profit (loss):
FEI-NY	$(3,093)	$943
FEI-Zyfer	(2,937)	1,996
Corporate	(1,495)	(471)
Consolidated operating (loss) profit	$(7,525)	$2,468

	2017	2016
Identifiable assets:
FEI-NY (approximately $1.7 and $2.5 million in China)	$64,828	$62,999
FEI-Zyfer	10,427	13,275
less intersegment receivables	(11,992)	(7,658)
Corporate	50,056	53,561
Consolidated identifiable assets	$113,319	$122,177

Depreciation and amortization (allocated):
FEI-NY	$2,471	$2,323
FEI-Zyfer	152	160
Corporate	15	15
Consolidated depreciation and amortization expense	$2,638	$2,498

Major Customers

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2017 and 2016, approximately 59% and 65% respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

In fiscal year 2017, sales to three customers of the FEI-NY segment accounted for more than 10% of that segment’s sales. Two of these customers also exceeded 10% of the Company’s consolidated revenues. In the FEI-Zyfer segment, one customer accounted for more than 10% of that segment’s sales and also exceeded 10% of the Company’s consolidated revenues.

In fiscal year 2016, sales to four customers of the FEI-NY segment aggregated $30.7 million or 69% of that segment’s total sales.  Two of these customers also exceeded 10% of the Company’s consolidated revenues. In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales.   None of the customers in the FEI-Zyfer segment accounted for more than 10% of consolidated revenues.

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

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:

	(in thousands)
	2017	2016
Belgium	$167	$132
France	508	1,681
China	1,052	1,798
Israel	110	1,139
Russia	168	853
Germany	5	283
Italy	1,059	356
South Korea	912	-
Other	519	534
	$4,500	$6,776

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

	Year Ended April 30,
	2017	2016
Balance at beginning of year	$557	$557
Warranty costs incurred	(159)	(296)
Product warranty accrual	159	296
Balance at end of year	$557	$557

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
April 30, 2017 and 2016

16. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by component and reclassifications out of AOCI are as follows (in thousands):

	Change in		Foreign
	Market Value		Currency
	of Marketable		Translation
	Securities		Adjustment	Total
Balance April 30, 2015, net of taxes		$985	$1,905	$2,890
Items of other comprehensive income (loss) before reclassification, pretax		(150)	(753)	(903)
Tax effect		51	-	51
Items of other comprehensive income (loss) before reclassification, net of taxes		(99)	(753)	(852)
Reclassification adjustments, pretax **	(131)
Tax effect	57	(74)	-	(74)
Total other comprehensive income (loss), net of taxes		(173)	(753)	(926)
Balance April 30, 2016, net of taxes		812	1,152	1,964
Items of other comprehensive income (loss) before reclassification, pretax		534	(38)	496
Tax effect		(182)	-	(182)
Items of other comprehensive income (loss) before reclassification, net of taxes		352	(38)	314
Reclassification adjustments, pretax **	28
Tax effect	(25)	3	-	3
Total other comprehensive income (loss), net of taxes		355	(38)	317
Balance April 30, 2017, net of taxes		$1,167	$1,114	$2,281

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2017, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2017.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2017, for the annual meeting of stockholders to be held on or about November 8, 2017.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10‑K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2017, for the annual meeting of stockholders to be held on or about November 8, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2017, for the annual meeting of stockholders to be held on or about November 8, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2017, for the annual meeting of stockholders to be held on or about November 8, 2017.

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2017, for the annual meeting of stockholders to be held on or about November 8, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets
- April 30, 2017 and 2016	21

Consolidated Statements of Operations and Comprehensive (Loss) Income
- years ended April 30, 2017 and 2016	22

Consolidated Statements of Cash Flows
- years ended April 30, 2017 and 2016	23-24

Consolidated Statements of Changes in Stockholders’ Equity
- years ended April 30, 2017 and 2016	25

Notes to Consolidated Financial Statements	26-44

(2) EXHIBITS

Exhibit 21	List of Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the year ended April 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

The exhibits listed on the accompanying Index to Exhibits beginning on page 49 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer

Dated:  July 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Girsky	Chairman of the Board	7/31/17
Joel Girsky

/s/ S. Robert Foley	Director	7/31/17
S. Robert Foley

/s/ Richard Schwartz	Director	7/31/17
Richard Schwartz

/s/ Stanton D. Sloane	Director	7/31/17
Stanton D. Sloane

/s/ Russell M. Sarachek	Director	7/31/17
Russell M. Sarachek

/s/ General Lance W. Lord	Director	7/31/17
General Lance W. Lord

/s/ Ryan J. Levenson	Director	7/31/17
Ryan J. Levenson

/s/ Martin B. Bloch	President and CEO	7/31/17
Martin B. Bloch	(Principal Executive Officer)

/s/ Steven L. Bernstein	Chief Financial Officer	7/31/17
Steven L. Bernstein

INDEX TO EXHIBITS

ITEM 15(a)(3)

Certain of the following exhibits were filed with the Securities and Exchange Commission as exhibits, numbered as indicated below, to the Registration Statement or report specified below, which exhibits are incorporated herein by reference:

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(12)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended to date	(3)

4.1	Specimen of Common Stock certificate	(1)

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.8	Employment agreement between Registrant and Harry Newman	(4)

10.9	Employment agreement between Registrant and Marcus Hechler	(4)

10.10	Employment agreement between Registrant and Charles Stone	(8)

10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(11)

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm to incorporation by reference of its 2017 audit report in Registrant’s Form S-8 Registration Statements.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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