Form 10-K/A
period 2017-04-30
FREQUENCY ELECTRONICS INC
filed 2017-08-28
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 31, 2016 - $45,300,000

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of August 25, 2017 – 8,729,682

EXPLANATORY NOTE

On July 31, 2017, Frequency Electronics, Inc. (sometimes referred to as the "Registrant" or the "Company") filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the "Original Form 10-K") with the Securities and Exchange Commission (the "SEC"). This Amendment No. 1 (the "Amendment") amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not anticipate that our definitive proxy statement involving the election of directors will be filed before August 28, 2017 (i.e., within 120 days after the end of our 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. The definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on July 31, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors.

Name of Director	Principal Occupation	Age	Year First Elected
Joel Girsky	Chairman of the Board of Directors; President, Jaco Electronics, Inc.	78	1986
Lance W. Lord	Chairman and Chief Executive Officer of L2 Aerospace (General, U.S. Air Force – Retired)	70	2016
Ryan J. Levenson	Principal and Portfolio Manager of Privet Fund Management LLC	42	2016
Stanton D. Sloane	Director	66	2016
Russell M. Sarachek	Managing Director of Contra Capital Management LLC	54	2016
Richard Schwartz	Director	81	2004
S. Robert Foley, Jr.	Director (Admiral, U.S. Navy – Retired)	89	1999
Martin B. Bloch	President, Chief Executive Officer and a Director	81	1961

All directors hold office for a one-year period or until their successor is elected and qualified.

The Company's Board has determined that Messrs. Foley, Girsky, Levenson, Lord, Sarachek, Schwartz and Sloane are "independent," as defined in the listing standards of the NASDAQ Stock Market ("NASDAQ").  The composition of the Board, consisting of one (1) officer of the Company (Mr. Bloch) and the seven (7) independent directors, is in full compliance with the listing requirements of the NASDAQ.

JOEL GIRSKY, age 78, has served as a Director of the Company since October 1986.  In July 2016, he was elected Chairman of the Board. He is the president and a director of Jaco Electronics, Inc., which is in the business of distributing electronics components, and has served in such a capacity for over forty years.  Mr. Girsky also serves as the Chairman of the Company's Audit Committee. Mr. Girsky's knowledge of the Company through his service as a director of the Company, as well as his experience as CEO of a publicly-traded company, allow him to bring valuable insight and knowledge to the Board.

LANCE W. LORD, age 70, has served as a Director of the Company since September 2016. General Lord serves as the Chairman and Chief Executive Officer of L2 Aerospace, an innovative company to shape and influence the business competition in the dynamic and emerging commercial, civil and defense aerospace markets. General Lord is the former Commander of Air Force Space Command ("AFSPC") and CEO of ASTROTECH Space Operations.  While with AFSPC at Peterson Air Force Base in Colorado, General Lord was responsible for the development, acquisition and operation of Air Force space and missile weapon systems. Overseeing a global network of satellite command and control, communications, missile warning and launch facilities to ensure the combat readiness of the U.S. intercontinental ballistic missile force, he led more than 39,700 personnel who provided combat capabilities to North American Aerospace Defense Command and U.S. Strategic Command. General Lord was the recipient of several prestigious military decorations throughout his 37-year military career – including the Distinguished Service Medal, Legion of Merit and the Defense Meritorious Service Medal. General Lord retired from the Air Force in 2006.  General Lord is a member of the Board of Directors of Aerojet Rocketdyne Holdings (NYSE:AJRD), Sletten Construction Companies and Marotta Controls Corporation.  General Lord is a Senior Associate of the Four Star Group; a senior advisor to US Global HF Net, LLC, a member of the Iridium Corporation's Government Advisory Board; a member of the board of advisors for the Challenger Learning Center in Colorado Springs, Colorado; a Trustee of the Falcon Foundation, Chairman of the Board of Advisors of USO Colorado Springs and President of the Association of Air Force Missileers.  General Lord served as a member of the President's Space-Based Position, Navigation and Timing Advisory Board from 2011 to 2013.

RYAN J. LEVENSON, age 42, has served as a Director of the Company since September 2016. Mr. Levenson is currently and has been Principal and Managing Member of Privet Fund Management LLC, an investment firm, since its founding in February 2007. Mr. Levenson currently serves as a director of Cicero, Inc. (OTC: CICN). Mr. Levenson previously served as a director of RELM Wireless Corp., a manufacturer and distributor of wireless communications products. Mr. Levenson also served as a director and member of the Compensation, Organization and Corporate Governance Committee of Material Sciences Corp. from May 2013 until its sale in March 2014. Mr. Levenson also served as a member of the board of directors and Compensation and Audit Committees of The Middleby Corporation from May 2006 until November 2012. Prior to founding Privet Fund Management LLC in February 2007, Mr. Levenson served as Vice President of Business Development at MSI, a privately held building products distributor and construction services company, from 2003 until 2006. Prior to his service with MSI, Mr. Levenson served as a financial analyst for Cramer Rosenthal McGlynn's long/short equity hedge fund after working at SAC Capital Advisors LLC in a similar capacity. Mr. Levenson graduated from Vanderbilt University with a degree in art history.

STANTON D. SLOANE, age 66, has served as a Director of the Company since August 2016.  Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016.  Prior to joining Comtech, Dr. Sloane was President and CEO and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015.  Prior to that, he served as President and CEO and a Directors of SRA International, Inc. ("SRA"), an information solutions company. He served as President and CEO of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm.  Prior to joining SRA, he was Executive Vice President of Lockheed Martin's Integrated Systems & Solutions from June 2004 until April 2007.  He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of GE Aerospace and subsequently Lockheed Martin businesses.  He also served as an officer in the U.S. Navy from 1976 until 1981.  Dr. Sloane holds a bachelor's degree in Professional Studies (Aeronautics) from Barry University, a master's degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University.

RUSSELL M. SARACHEK, age 54, has served as a Director of the Company since August 2016. Mr. Sarachek has served as the Managing Director of Contra Capital Management, LLC since 2002. From 1992 to 2002, he held various positions, including Executive Vice President and director of mergers and acquisitions at Groupe Schneider, a global manufacturer and distributor of electrical equipment and industrial controls. Mr. Sarachek has extensive knowledge in corporate governance practices for public companies and has a range of aerospace and defense industry contacts that help strengthen the Board's collective qualifications, skills, and experience.

RICHARD SCHWARTZ, age 81, has served as a Director of the Company since 2004.  He was a trustee and chairman of the Finance Committee of Cooper Union in New York City, a position he held from 2004 through 2008.  Prior to his retirement in 2000, Mr. Schwartz was Chief Executive Officer and Chairman of ATK.  He served in senior executive positions at ATK and predecessor companies beginning in 1990.  Prior to that, Mr. Schwartz had been president of the Rocketdyne division of Rockwell International, a company he first joined in 1957.  Mr. Schwartz also serves on the board of directors of Astronautics Corporation of America.  Mr. Schwartz's extensive industry experience, his prior board and executive management experience and his demonstrated leadership capabilities allow him to bring valuable insight and knowledge to the Board.

S. ROBERT FOLEY, Jr., age 89, has served as a Director of the Company since 1999.  He retired as Vice President for Laboratory Management, University of California, a position he held from 2003 to 2009.  He served as Vice President of Raytheon International, Inc. and President of Raytheon Japan from 1995 to 1998.  Admiral Foley served in the United States Navy for 35 years, including the position of Commander-In-Chief of the Pacific Fleet.  Admiral Foley is also a director of INTELSAT General Corp.  Admiral Foley's leadership background, and his executive management and business experience with a defense-oriented company, allow him to bring valuable insight and knowledge to the Board.

MARTIN B. BLOCH, age 81, has served as a Director of the Company and of its predecessor since 1961.  He has served continuously since 1961 as the Company's President and, except for December 1993 through October 1998, as its Chief Executive Officer.  Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.  Mr. Bloch's current service as the President and Chief Executive Officer of the Company allows him to bring to the Board in-depth knowledge of the Company's business, operations, employees and strategic opportunities.

Audit Committee

We have a standing Audit Committee. The Audit Committee currently consists of seven of the Company's independent directors:  Messrs. Foley, Girsky, Levenson, Lord, Sarachek, Schwartz and Sloane.  Each of these directors is independent in accordance with the independence standards for audit committee membership set forth in Section 10A(m)(3) of the Exchange Act and the listing standards of the NASDAQ, upon which the Company's Common Stock is listed and trades.  The Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements.  In addition, the Board has determined that Mr. Girsky, chairman of the Audit Committee, satisfies the SEC's criteria as an "audit committee financial expert."

The Audit Committee has procedures in place to receive, retain and handle complaints received regarding accounting, internal controls or auditing matters and to allow for the confidential and anonymous submission by anyone of concerns regarding questionable accounting or auditing matters.

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the Company's financial statements.  The functions of the Audit Committee include, without limitation, (i) responsibility for the appointment, compensation, retention and oversight of the Company's independent auditors, (ii) review and pre-approval of all audit and non-audit services provided to the Company by the independent auditors, other than as may be allowed by applicable law, and (iii) review of the annual audited and quarterly consolidated financial statements.  The Audit Committee Charter, which describes all of the Audit Committee's responsibilities, is posted on the Company's website at http://www.frequencyelectronics.com.

Code of Ethics

All directors, officers and employees of the Company must act ethically and in accordance with the Company's Code of Ethics (the "Code of Ethics").  The Code of Ethics satisfies the definition of "code of ethics" under the rules and regulations of the SEC and is available on the Company's website at http://www.frequencyelectronics.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Frequency Electronics, Inc., 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553, Attention: Ethics Officer.  Annually, the Company's Directors review the Code of Ethics and the report of the Company's Ethics Committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and any person who is the beneficial owner of more than 10% of the Company's equity securities ("10% stockholder") to file reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities with the SEC.  Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended April 30, 2017, the Company's directors, officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Family Relationships

There are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Director Independence

The Company's Board has determined that Messrs. Foley, Girsky, Levenson, Lord, Sarachek, Schwartz and Sloane are "independent," as defined in the listing standards of the NASDAQ Stock Market ("NASDAQ").  The composition of the Board, consisting of one (1) officer of the Company (Mr. Bloch) and the seven (7) independent directors, is in full compliance with the listing requirements of the NASDAQ.

ITEM 11. Executive Compensation.

The following table sets forth certain information regarding compensation awarded to, earned by or paid to the Company's Named Executive Officers based on total compensation for the last two completed fiscal years, reduced by above market calcuations or preferential earnings on non-qualified deferred compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option and SAR Awards (2)(3)	Non-Qualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Martin B. Bloch President, CEO	2017 2016	$430,769 438,462	$150,000 340,000	$34,085 0	$267,166 237,621	$78,612 74,681	$960,632 1,090,764
Principal Executive Officer
Markus Hechler Executive Vice	2017 2016	236,856 237,077	45,000 80,000	34,085 0	(16,219) 7,242	47,674 39,340	347,396 363,659
President
Oleandro Mancini Senior Vice President,	2017 2016	236,923 232,719	80,000 122,922	34,085 0	(10,763) 13,366	37,508 37,275	377,753 406,282
Business Development

Notes:

(1)
The Company pays bonuses based on operating profits at each of its operating units or, in the case of Mr. Bloch, on consolidated pretax profits.  Mr. Mancini is awarded a bonus based on the revenues and operating profits generated by the Gillam-FEI and FEI-Zyfer segments and bookings of FEI-NY. These bonuses are based upon performance in each fiscal year and paid in the next year.

(2)
The amounts in this column do not represent actual cash payments to the Named Executive Officers.  Each value primarily (see Note 3 below) represents the aggregate grant date fair value of SARs awarded by the Company during fiscal years 2017 and 2016 computed in accordance with FASB ASC TOPIC 718.  The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company's consolidated financial statements, which are included in its Annual Report on Form 10-K for the years ended April 30, 2017 and 2016, as filed with the SEC.

(3)
Other than contributions of Common Stock to the accounts of participants in the Company's 401(k) Savings Plan, the Company did not make any other awards of Common Stock to any employees during fiscal years 2017 and 2016.  The fair market value of contributions to the 401(k) accounts of participants, including the Named Executive Officers, may not exceed $3,000 in a calendar year.

(4)
The amounts in this column do not represent actual cash payments to the Named Executive Officers.  The Company has entered into certain deferred compensation agreements with key employees (including the Named Executive Officers) providing for the payment of benefits upon retirement or death or upon the termination of employment not for cause.  The values in the table above reflect the change in the actuarially calculated deferred compensation liability for each of the Named Executive Officers for fiscal years 2017 and 2016.  These non-cash amounts are included in the Company's general and administrative expenses for the fiscal years ended April 30, 2017 and 2016, respectively.

(5)	The amounts shown in this column are composed of the following:

Name	Costs of Purchased or Leased Automobile	Health, Life, Disability Insurance & Medical Reimbursement (a)	Additional Life Insurance Premiums (b)	Financial Planning Advice and Other (b)	Total All Other Compensation
Martin Bloch 2017 2016	$8,106 8,794	$40,642 39,955	$24,063 24,063	$5,801 1,869	$78,612 74,681

Markus Hechler 2017 2016	10,570 10,879	37,104 28,461	0 0	0 0	44,674 39,340

Oleandro Mancini 2017 2016	9,303 9,116	28,205 28,159	0 0	0 0	37,508 37,275

(a)
All employees of the Company are eligible for health, term life and disability insurance the premiums for which are partially paid by the Company.  Reimbursement of medical costs is available only to officers.

(b)	Mr. Bloch's compensation includes financial planning advice and Company-paid premiums for additional whole life insurance policies, the beneficiaries of which are Mr. Bloch's heirs.

Short-Term Incentives

The Company maintains short-term incentive bonus programs for certain employees which are based on operating profits and certain other relevant criteria of the individual subsidiaries to which the employees are assigned.  The Company's employment agreement with its Chief Executive Officer includes a bonus formula based on consolidated pre-tax profits (see "Chief Executive Officer Employment Agreement" below).  These plans are designed to create incentives for superior performance and to allow the Company's executive officers to share in the success of the Company by rewarding the contributions of individual officers.  Focused on short-term or annual business results, these plans enable the Company to award designated executives with annual cash bonuses based on their contributions to the profits of the Company.

Long-Term Incentives

As part of its comprehensive compensation program, the Company stresses long-term incentives through awards of shares of its Common Stock through the grant of SARs or options to purchase Common Stock through its 2005 Stock Award Plan.  Grants and awards are aimed at attracting new personnel, recognizing and rewarding current executive officers for special individual accomplishments, and retaining high-performing officers and key employees by linking financial benefit to the performance of the Company (as reflected in the market price of Common Stock) and to continued employment with the Company.  Grants of SARs, stock options and other equity awards are generally determined on an individual-by-individual basis.  The factors considered are the individual's performance and potential for contributing to the Company's future growth, the number of SARs, stock options and awards previously granted to the individual and the Company's financial and operational performance.

The Company does not maintain any compensation plans for its executive officers or directors nor for any of its other employees which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year other than the stock award plans discussed above and the Company's 401(k) Savings Plan discussed below.  The fair values of SAR awards under the 2005 Stock Award Plan is shown in the Summary Compensation Table above.

Nonqualified Deferred Compensation Agreements

The Company has no tax-qualified defined benefit or actuarial retirement plans in effect.  It has entered into certain deferred compensation agreements with key employees, including its officers, providing for the payment of benefits upon retirement or death or upon the termination of employment not for cause.  The Company pays compensation benefits out of its working capital but has also purchased whole or universal life insurance (of which it is the sole beneficiary) on the lives of most of the participants to cover the optional lump sum obligations under the deferred compensation agreements upon the death of the participant.  The annual premiums paid during fiscal year 2017 were less than the increase in cash surrender value of the whole and universal life insurance policies.

The deferred compensation for participants in the program is reviewed annually by the Compensation Committee.  The annual benefit may be increased based upon recent performance, length of service, economic conditions and other factors.  The annual benefit to be provided to each of the Named Executive Officers upon his retirement is as follows:

Martin Bloch, President & CEO	$235,000
Markus Hechler, Executive VP	100,000
Oleandro Mancini, Senior VP	85,000

Such benefits are payable for the remaining life of the individual with a minimum payment over ten years (25 years for Mr. Bloch) to either the employee or his beneficiaries.  Benefits may be paid in a lump sum in the case of a participant's death, disability or early termination of employment without cause.  The change in actuarial value in nonqualified deferred compensation benefits under the deferred compensation agreements for each of the Named Executive Officers is presented in the Summary Compensation Table.

Supplemental Separation Benefits

Included in the deferred compensation agreements of certain executive officers and certain key employees are provisions for supplemental separation benefits.  Under the agreements, in the event of a change in control or ownership of part or all of the Company which gives rise to discharge of any officer or employee without cause, then such officer or employee will receive supplemental severance pay equal to one and one-half times the employee's average base salary plus cash bonus from the previous five calendar years prior to the change of control if such discharge occurs in the first year after the change of control.  If discharge occurs more than one year but less than two years after the change of control, then the employee will receive two-thirds of the five-year average of base salary and bonus.

Chief Executive Officer Employment Agreement

Pursuant to his employment agreement, Mr. Bloch's base annual salary is $400,000.  Mr. Bloch also receives additional compensation of up to $52,000 in the form of financial planning advice and Company-paid premiums for life insurance coverage, the beneficiaries of which are Mr. Bloch's heirs.  Mr. Bloch's employment agreement provides a fixed annual bonus of 6% of the pre-tax profit of the Company with a cap on the pre-tax profit at $20,000,000, as well as separation benefits in the event of a change in control or ownership of part or all of the Company, continuation of disability, medical and life insurance, the cost of an annual physical examination and a new automobile every three years.  Mr. Bloch was awarded SARs based on 355,000 shares of the Common Stock at the market value of the Company's stock on the date of grant.  The SARs are exercisable for a period of ten years from the date of grant with the exception of the fiscal years 2017 and 2015 award which is exercisable for a period of five years from the date of grant.  (See "Outstanding Equity Awards at Fiscal Year-End" and footnotes (6) and (9) under "Stock Ownership of Certain Beneficial Owners and Management" above.)

Employee Benefit Plans

Officers, including the Named Executive Officers, are eligible to participate in the Company's 401(k) Savings Plan.  This plan permits eligible employees to defer a portion of their income through voluntary contributions to the plan.  Under the provisions of the plan, the Company makes discretionary matching contributions of the Company's Common Stock, the fair market value of which may not exceed $3,000 in a calendar year.  All participants in the plan become fully vested in the Company contribution after six years of employment.  All of the Named Executive Officers are fully vested in the shares attributable to their accounts. (See footnote (9) under "Stock Ownership of Certain Beneficial Owners and Management" above.)

In addition, Mr. Bloch and Mr. Hechler were participants in the Company's Stock Bonus Plan and the ESOP which replaced it.  In May 2015, the ESOP plan was merged into the Company's 401(k) Savings Plan.

Other Compensation

Officers (other than Mr. Bloch) and certain key employees are provided with a leased automobile to use for both business and personal purposes.  The operating costs of each vehicle are paid by the Company.  The value of any personal use is included in the taxable income of each employee.  Officers of the Company are also reimbursed for out-of-pocket medical expenses incurred by the officers and their families.  Such reimbursement is also included in the officers' taxable income.

Compensation of Directors

Directors who are not officers of the Company receive an annual honorarium of $18,000 and $2,500 for attendance at each Board meeting or meeting of a Board committee of which he is a member ($1,500 if such attendance is telephonic).  In addition, the chairman of the Audit Committee receives an annual stipend of $10,000.  Company officers do not receive additional compensation for their service on the Board or for attendance at Board meetings or committee meetings.  Directors who are not officers do not participate in Company-sponsored pensions or deferred compensation programs.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Equity-based Awards (1)(2)	Total ($)
Joel Girsky	$38,000	$34,085	$72,085
S. Robert Foley	25,000	34,085	59,085
Russell Sarachek	20,500	0	20.500
Richard Schwartz	27,500	34,085	61,585
Stanton Sloane	20,500	36,963	57,463
Lance W. Lord	19,000	36,963	55,963
Ryan J. Levenson	19,000	36,963	55,963

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 25, 2017, information concerning the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors and nominees for director, (iii) each of the Company's Named Executive Officers who were serving as executive officers at the end of the last completed fiscal year, and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Edenbrook Capital, LLC (5)
2 Depot Plaza
Bedford Hills, New York 10507	1,075,105	12.3%

Privet Fund LP (3)
79 West Paces Ferry Road
200B
Atlanta, GA 30305	1,043,947	12.0%

Dimensional Fund Advisors LP (4)
6300 Bee Cave Road, Bldg One
Austin, TX 78746	692,926	7.9%

North Star Partners L.P. (6)
274 Riverside Avenue
Westport, CT 06880	458,510	5.3%

Frequency Electronics, Inc.
401(k) Savings Plan (8)
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	749,075	8.6%

Martin B. Bloch (9)(12)
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	1,052,435	12.1%

Russell M. Sarachek (7)
c/o Contra Capital Management, LLC
945 Fifth Avenue
New York, New York 10021	344,000	3.9%

Ryan J. Levenson (3)
79 West Paces Ferry Road
200B
Atlanta, GA 30305	1,043,947	12.0%

Lance W. Lord
1110 Trumpeters CT.E.
Monument, CO 80132	-	-

Joel Girsky (10)
c/o Jaco Electronics, Inc.
145 Oser Avenue
Hauppauge, NY 11788	88,050	1.0%

S. Robert Foley (11)
One Lakeside Dr.
Oakland, CA 94612	37,050	less than 1%

Richard Schwartz (11)
4427 Golf Course Dr.
Westlake Village, CA 91362	63,050	less than 1%

Stanton D. Sloane
c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	-	-

Markus Hechler (12)
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	73,731	less than 1%

Oleandro Mancini (12)
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	103,826	1.2%

All executive officers
and directors as a group
(18 persons)	3,248,490	37.2%

Notes:

(1)      Each person has sole voting and investment power over the shares reported, except as noted.

(2)      Based on 8,729,682 shares outstanding as of August 25, 2017.

(3)      As represented by Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson, and General Lance W. Lord (the "Privet Group") in a Settlement Agreement dated September 13, 2016, by and among the Privet Group and the Company (see "Other Matters – Background of Privet Group"), collectively the Privet Fund LP, Privet Fund Management LLC and Ryan Levenson beneficially own 1,043,947 shares of our common stock.  Per a Schedule 13D dated July 7, 2016, Ben Rosenzweig and James Henderson are also members of the Privet Group.  The principal business of Privet Fund LP is that of private funds engaged in investment in securities for their own account. Privet Fund Management LLC is the Managing Partner of Privet Fund LP, and Ryan J. Levenson is the sole managing member of Privet Fund Management LLC. Per the Schedule 13D dated July 25, 2013 by the Privet Group, as amended, Privet Fund Management LLC and Mr. Levenson may be deemed to hold shared voting power and dispositive power with respect to the shares of our Common Stock held by Privet Fund LP, and Mr. Levenson may be deemed to hold shared voting and dispositive power with respect to the shares of our Common Stock held by Privet Fund Management LLC. Each of Privet Fund LP, Privet Fund Management LLC and Mr. Levenson disclaims beneficial ownership of our shares of Common Stock held by other members of the Privet Group except as expressly set forth in the Schedule 13D. Ben Rosenzweig, General Lance W. Lord, and James Henderson may not be deemed to hold any shared voting and dispositive power with respect to the shares of our Common Stock held by the Privet Group.

(4)      As reported in a Form 13F for the quarter ended June 30, 2017, filed by Dimensional Fund Advisors LP ("Dimensional"), which is an investment advisor registered under the Investment Advisors Act of 1940.  Per a Schedule 13G filing dated February 9, 2017, Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts.  Per the Form 13F, in its role as investment advisor or manager, Dimensional possesses investment power over 692,926 shares and voting authority over 685,220 shares that are owned by such investment companies, commingled group trusts and separate accounts, and Dimensional disclaims beneficial ownership of such securities.

(5)      As reported in a Schedule 13D dated July 14, 2017, filed collectively by Edenbrook Capital, LLC and Jonathan Brolin (collectively, the "Edenbrook Group").  The principal business of Edenbrook LLC is that of investment manager to certain private investment funds, and Jonathan Brolin is the Managing Member of Edenbrook Capital, LLC and, as such, is in the position to determine the investment and voting decisions made by Edenbrook Capital, LLC. Jonathan Brolin and Edenbrook Capital, LLC each specifically disclaim beneficial ownership in our shares, except to the extent of their pecuniary interest therein.

(6)      As reported in a Schedule 13G dated February 14, 2017, filed collectively by North Star Partners, L.P., North Star Partners II, L.P., NS Advisors, LLC, and Andrew R. Jones (collectively, the "North Star Group").  The principal business of the North Star Group is that of investment manager to certain private investment funds, and Andrew R. Jones is the Managing Member of NS Advisors, LLC which is the general partner of North Star Partners, L.P. and North Star Partners II, L.P. and, as such, is in the position to determine the investment and voting decisions made by the North Star Group. Andrew R. Jones disclaims any beneficial ownership of the shares of Common Stock covered by this Statement in which he does not have a pecuniary interest.

(7)      Mr. Sarachek is deemed to be the indirect beneficial owner of 334,000 shares owned by Contra Capital Management, LLC, of which he is the sole managing member, by virtue of his having sole investment discretion and voting control over the shares.

(8)      Represents shares of stock held by the Frequency Electronics, Inc. 401(k) Savings Plan, a profit sharing plan and trust under section 401(k) of the Internal Revenue Code of 1986 (the "401(k) Savings Plan"), all of which shares have been allocated to the individual accounts of employees of the Company (including the Named Executive Officers).  In May 2015, the Frequency Electronics, Inc. ESOP Trust (the "Trust") for the Company's Employee Stock Ownership Plan ("ESOP") was merged into the 401(k) Savings Plan.  All ESOP shares allocated to the individual accounts of employees of the Company were re-allocated to the individual accounts (including those of the Named Executive Officers) in the 401(k) Savings Plan.

(9)      Includes 71,000 shares owned by members of Mr. Bloch's immediate family, 197,748 shares held by a partnership over which Mr. Bloch maintains discretionary control and 39,600 shares held in trust for Mr. Bloch's wife for which General Franklin is the trustee.  Mr. Bloch disclaims beneficial ownership of such shares.

(10)    Includes 7,500 shares granted to an officer of the Company pursuant to a stock purchase agreement in connection with the Company's Restricted Stock Plan.

(11)    The Company awarded stock appreciation rights ("SARs") to each of the Directors who were Directors on the date of the award as follows: (i) 10,000 shares at an exercise price of $10.98 on February 7, 2017 and 10,000 shares at an exercise price of $10.58 on August 19, 2017. (ii) 10,000 shares at an exercise price of $13.24 on April 30, 2015, (iii) 10,000 shares at an exercise price of $10.38 on August 9, 2013, (iv) 10,000 shares at an exercise price of $8.82 on October 3, 2012, (v) 10,000 shares at an exercise price of $7.25 on December 19, 2011, (vi) 10,000 shares at an exercise price of $9.70 on April 12, 2011, (vii) 10,000 shares at an exercise price of $4.60 on October 27, 2009, and (viii) 6,000 shares at an exercise price of $3.15 on January 31, 2009.

(12)    Includes the number of shares which, as at August 25, 2017, were deemed to be beneficially owned by the persons named below, by way of their respective rights to acquire beneficial ownership of such shares within 60 days through (i) the exercise of options or SARs; (ii) the automatic termination of a trust, discretionary account, or similar arrangement; or (iii) by reason of such person's having sole or shared voting powers over such shares.  The following table sets forth for each person named below the total number of shares which may be so deemed to be beneficially owned by him and the nature of such beneficial ownership:

Name	Profit Sharing Plan & Trust 401(k) (a)	ISO, NQSO or SAR Shares (b)
Martin B. Bloch	31,737	369,237
Markus Hechler	15,531	73,031
Oleandro Mancini	6,267	98,767
All Directors and Officers as a Group (15 persons)	77,645	878,000

(a)    Includes all shares allocated under the Company's 401(k) Savings Plan including those shares allocated from the former ESOP plan following the May 2015 plan merger.  This plan permits eligible employees, including officers, to defer a portion of their income through voluntary contributions to the plan.  Under the provisions of the plan, the Company made discretionary matching contributions of the Company's Common Stock.  All participants in the plan become fully vested in the Company contribution after six years of employment.  All of the officers named above are fully vested in the shares attributable to their accounts.  Upon the allocation of shares to an employee's 401(k) Savings Plan account, either the Company or the employee may direct the 401(k) Savings Plan trustees in the exercise of the voting rights of such shares.

(b)    All amounts in this column represent the number of shares that may be obtained upon exercise of SARs in which the officers are fully vested or may become vested within 60 days of August 28, 2017.  Such grants have been made under the Company's 2005 Stock Award Plan.  For the individual grants, exercise prices and expiration dates for the Named Executive Officers, see "Outstanding Equity Awards at Fiscal Year-End."

Equity Compensation Plan Information

The following table sets forth as of April 30, 2017, the number of shares of Company Common Stock to be issued upon exercise of outstanding stock option grants and the number of shares available for future issuance under such plans:

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

Equity compensation plans approved by security holders consist of the Company's 2005 Stock Award Plan, Senior Executive Stock Option Plan and Restricted Stock Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options or SARs previously awarded to the Named Executive Officers outstanding at the end of the fiscal year, April 30, 2017.

Name	Number of Securities Underlying Unexercised Options or SARs (#) Exercisable	Number of Securities Underlying Unexercised Options or SARs (#) Unexercisable	Option or SARs Exercise Price ($)	Option or SARs Expiration Date (1)
Martin B. Bloch	40,000 12,000 55,000 55,000 55,000 55,000 41,250 8,000 -0-	-0- -0- -0- -0- -0- -0- 13,750 8,000 10,000	$7.835 3.150 4.60 9.70 7.25 8.82 10.38 13.24 10.58	3/16/18 1/29/19 10/26/19 4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21
Markus Hechler	10,000 10,000 10,000 10,000 7,500 5,000 -0-	-0- -0- -0- -0- 2,500 5,000 10,000	$9.67 9.70 7.25 8.82 10.38 13.24 10.58	12/10/17 4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21
Oleandro Mancini	5,000 6,000 10,000 12,000 12,000 10,000 10,000 7,500 5,000 -0-	-0- -0- -0- -0- -0- -0- -0- 2,500 5,000 10,000	$9.67 3.15 4.60 5.65 9.70 7.25 8.82 10.38 13.24 10.58	12/10/17 1/29/19 10/26/19 9/13/20 4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21

(1)
Stock options and SARs are generally exercisable cumulatively at 25% per year beginning one year after the date of grant.  In the case of Mr. Bloch's award of 40,000 SARs on March 17, 2008, the SAR was 50% exercisable one year after the grant date and fully exercisable two years after the grant date.  In general, awards expire ten years after the date of grant but such terms may be modified at the discretion of the Company's Compensation Committee.  The award granted on August 19, 2016 and April 30, 2015 will expire in five years from the date of grant.  Grants are made at the market value of Common Stock on the date of grant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no transactions between the Company and any related persons during the fiscal years ended April 30, 2017 and 2016.

ITEM 14. Principal Accountant Fees and Services

The following table presents the aggregate fees and expenses paid or accrued by the Company for professional services rendered by the Company's auditors, EisnerAmper, in fiscal years 2017 and 2016.  Other than as set forth below, no professional services were rendered or fees billed by EisnerAmper during fiscal years 2017 and 2016.

Service	2017	2016
Audit Fees (1)	$360,000	$371,000
Audit-Related Fees (2)	25,000	48,000
Tax Fees (3)	40,000	-
All Other Fees (4)	-	-
TOTAL	$425,000	$419,000

(1)
Audit fees consist of professional services rendered for the audit of the Company's annual financial statements, the reviews of the quarterly financial statements, issuance of consents and assistance with and review of documents filed with the SEC.

(2)
Other audit-related services provided by EisnerAmper include the annual audit of the Company's employee benefit plans as well as accounting consultations regarding significant transactions during the fiscal year.

(3)
Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice.  Beginning in fiscal year 2009, the Company engaged another accounting firm to provide such services. However the fiscal year 2016 tax return was prepared by EisnerAmper.

(4)	No other services were performed by EisnerAmper in connection with financial information systems design and implementation or otherwise

Pre-Approved Services

Prior to engaging EisnerAmper to render the above services during fiscal year 2017, and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the external auditor was compatible with the maintenance of EisnerAmper's independence in the conduct of its auditing services.

The procedures used by the Audit Committee for the pre-approval of all audit and permissible non-audit services provided by the independent auditors are described below.

Before engagement of EisnerAmper as independent auditors for fiscal year 2016, the independent auditors submitted a detailed description of services expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

Audit Services include audit work performed on the Company's financial statements, as well as work that generally only the independent auditors can reasonably be expected to provide, including statutory audits, comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit-Related Services are for assurance and related services that are traditionally performed by the independent auditors, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements and discussions surrounding the proper application of financial accounting and/or reporting standards.

Tax Services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditors' tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.  As indicated above, the Company has engaged another accounting firm to provide such services which will thus not impair EisnerAmper's independence.

Other Services are those associated with services not captured in the other categories.  The Company generally does not request such services from the independent auditors.

Prior to engagement, the Audit Committee pre-approves independent auditor services within each category.  The fees are budgeted and the Audit Committee requires the independent auditors to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval categories.  In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member(s) to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No. Description

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Martin B. Bloch
Martin B. Bloch
President and CEO

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer