Form 10-Q
period 2017-07-31
FREQUENCY ELECTRONICS INC
filed 2017-09-14
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, par value $1.00 as of September 8, 2017 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except par value)

	July 31,	April 30,
	2017	2017
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$10,910	$2,163
Marketable securities	1,594	7,815
Accounts receivable, net of allowance for doubtful accounts of $187 at July 31, 2017 and at April 30, 2017	8,107	10,986
Costs and estimated earnings in excess of billings, net	7,697	7,964
Inventories, net	30,457	29,051
Prepaid income taxes	2,459	2,606
Prepaid expenses and other	890	1,105
Current assets of discontinued operations	8,412	8,165
Total current assets	70,526	69,855
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,641	14,813
Deferred income taxes	11,902	11,902
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	13,534	13,376
Other assets	2,280	2,187
Non-current assets of discontinued operations	572	569
Total assets	$114,072	$113,319

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable - trade	$2,690	$2,437
Accrued liabilities	3,149	3,425
Current liabilities of discontinued operations	2,276	2,249
Total current liabilities	8,115	8,111

Deferred compensation	13,353	13,252
Deferred rent and other liabilities	1,397	1,409
Non-current liabilities of discontinued operations	1,316	1,215
Total liabilities	24,181	23,987
Commitments and contingencies
Stockholders' equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,831 outstanding at July 31, 2017; 8,817 outstanding at April 30, 2017	9,164	9,164
Additional paid-in capital	55,985	55,767
Retained earnings	24,326	23,712
	89,475	88,643
Common stock reacquired and held in treasury - at cost (333 shares at July 31, 2017 and 347 shares at April 30, 2017)	(1,525)	(1,592)
Accumulated other comprehensive income	1,941	2,281
Total stockholders' equity	89,891	89,332
Total liabilities and stockholders' equity	$114,072	$113,319

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
Three Months Ended July 31,
(In thousands except per share data)
(Unaudited)

	2017	2016
Condensed Consolidated Statements of Income
Revenues	$12,023	$11,562
Cost of revenues	7,502	7,737
Gross margin	4,521	3,825
Selling and administrative expenses	2,712	2,832
Research and development expense	1,629	1,401
Operating profit (loss)	180	(408)

Other income (expense):
Investment income	1,154	92
Interest expense	(21)	(42)
Other income, net	2	1
Income (loss) before provision for income taxes	1,315	(357)
Provision (benefit) for income taxes	485	(40)
Net income (loss) from continuing operations	830	(317)
Loss from discontinued operations, net of tax	(216)	(389)
Net income (loss)	$614	$(706)

Net income (loss) per common share:
Basic earnings (loss) from continued operations	$0.09	$(0.04)
Basic loss from discontinued operations	(0.02)	(0.04)
Basic earnings (loss) per share	0.07	(0.08)
Diluted earnings (loss) from continued operations	0.09	(0.04)
Diluted loss from discontinued operations	(0.02)	(0.04)
Diluted earnings (loss) per share	$0.07	$(0.08)

Weighted average shares outstanding:
Basic	8,826	8,762
Diluted	8,967	8,762

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$614	$(706)
Other comprehensive loss:
Foreign currency translation adjustment	315	(615)
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($19) and ($161)	34	312
Reclassification adjustment for realized gains included in net income, net of tax of $355 in 2017	(689)	-
Total unrealized (loss) gain on marketable securities, net of tax	(655)	312

Total other comprehensive loss	(340)	(303)
Comprehensive income (loss)	$274	$(1,009)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31,
(In thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss) from continuing operations	$830	$(317)
Net loss from discontinued operations	(216)	(389)
Net income (loss)	614	(706)
Non-cash charges to earnings	145	1,347
Net changes in operating assets and liabilities	1,759	(1,237)
Cash provided by (used in) operating activities – continuing operations	2,518	(596)
Cash provided by operating activities – discontinued operations	641	25
Net cash provided by (used in) operating activities	3,159	(571)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	6,273	-
Purchase of fixed assets and other assets	(450)	(1,077)
Cash provided by (used in) investing activities – continuing operations	5,823	(1,077)
Cash used in investing activities – discontinued operations	(9)	(10)
Net cash provided by (used in) investing activities	5,814	(1,087)

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	1	1
Cash provided by financing activities – continuing operations	1	1
Cash used in financing activities – discontinued operations	-	-
Net cash provided by financing activities	1	1

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	8,974	(1,657)

Effect of exchange rate changes on cash and cash equivalents	316	(409)

Net increase (decrease) in cash and cash equivalents	9,290	(2,066)

Cash and cash equivalents at beginning of period	2,738	6,082

Cash and cash equivalents at end of period	12,028	4,016

Less cash and equivalents of discontinued operations at end of period	1,118	263

Cash and cash equivalents of continuing operations at end of period	$10,910	$3,753

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17	$38
Income Taxes	$-	$70

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2017 and the results of its operations and cash flows for the three months ended July 31, 2017 and 2016.  The April 30, 2017 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2017, filed on July 31, 2017, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In December 2016, the Company entered into a share purchase agreement with certain foreign counterparties with respect to a potential sale of Gillam-FEI, the Company’s Belgian subsidiary.  However, these counterparties have not yet performed their obligations under that agreement.  Because the counterparties have failed to perform their obligations under the share purchase agreement the Company has a right to terminate that share purchase agreement.  The Company continues to negotiate with these counterparties to effectuate a closing of the transaction contemplated by the share purchase agreement, but the Company is also discussing a sale of the Gilliam business with other potential buyers.  In April 2017, the Company decided to sell its Gillam business as soon as practicable, and began contacting potential buyers other than the counterparty to the stock purchase agreement.  The Company believes that the divestment is on a path to completion by the end of fiscal year 2018. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45 for the year ended April 30, 2017, and Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Summarized operating results for the Gillam discontinued operations, for the three months ended July 31, 2017 and 2016 respectively, are as follows:

	July 31,	July 31,
	2017	2016
	(UNAUDITED)	(UNAUDITED)
	(In thousands except par value)
Revenues	$1,012	$846
Cost of revenues	716	557
Gross Margin	296	289
Selling and administrative expenses	357	494
Research and development expenses	150	183
Operating Loss	(211)	(388)
Other income (expense):
Investment (loss) income
Other income (expense), net	(1)	(1)
Loss before provision for income taxes	(212)	(389)
Provision for income taxes	(4)	-
Net loss	$(216)	$(389)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of assets and liabilities for the Gillam discontinued operations are as follows:

	July 31,	April 30,
	2017	2017

Cash and cash equivalents	$1,118	$575
Accounts receivable, net of allowance for doubtful accounts	2,679	3,202
Inventories, net	4,382	3,980
Prepaid expenses and other	233	408
Total current assets of discontinued operations	$8,412	$8,165
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	$557	$555
Investments	15	14
Deferred taxes – non-current	-	-
Total non-current assets of discontinued operations	$572	$569

Accounts payable – trade	$855	$949
Accrued liabilities	1,421	1,300
Total current liabilities of discontinued operations	2,276	2,249
Deferred rent and other liabilities	1,316	1,215
Total non-current liabilities of discontinued operations	$1,316	$1,215

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Three months ended July 31,

	2017	2016
Weighted average shares outstanding:
Basic	8,826,026	8,762,355
Effect of dilutive securities	141,281	**
Diluted	8,967,307	8,762,355

** For the three-month period ended July 31, 2016, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,200,625. The effect of dilutive securities for the period would have been 179,001.

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

	Three months ended July 31,

	2017	2016
Outstanding options and SARS excluded	893,500		**

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2017 and April 30, 2017, costs and estimated earnings in excess of billings, net, consist of the following:

	July 31, 2017	April 30, 2017
	(In thousands)
Costs and estimated earnings in excess of billings	$7,940	$8,890
Billings in excess of costs and estimated earnings	(243)	(926)
Net asset	$7,697	$7,964

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the three months ended July 31, 2017 and 2016, revenue recognized under percentage of completion contracts was approximately $6.4 million and $7.3 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

NOTE E – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2017, the Company made contributions of 13,740 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the same period, the Company issued 844 shares from treasury upon the exercise of SARS by certain officers and employees of the Company.

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	July 31, 2017	April 30, 2017
	(In thousands)
Raw Materials and Component Parts	$21,255	$17,702
Work in Progress	4,924	7,340
Finished Goods	4,278	4,009
	$30,457	$29,051

As of July 31, 2017 and April 30, 2017, approximately $29.5 million and $28.2 million, respectively, of total inventory is located in the United States and $0.9 million and $0.8 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.

NOTE G – SEGMENT INFORMATION

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,

	2017	2016
Revenues:
FEI-NY	$9,160	$9,982
FEI-Zyfer	4,272	2,346
less intercompany revenues	(1,409)	(766)
Consolidated revenues	$12,023	$11,562

Operating (loss) profit :
FEI-NY	$(400)	$(173)
FEI-Zyfer	691	(185)
Corporate	(111)	(50)
Consolidated operating (loss) profit	$180	$(408)

	July 31, 2017	April 30, 2017
Identifiable assets:
FEI-NY (approximately $1.7 million in China)	$62,756	$64,828
FEI-Zyfer	12,128	10,427
less intersegment balances	(12,577)	(11,992)
Corporate	51,765	50,056
Consolidated identifiable assets	$114,072	$113,319

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets. During the three months ended July 31, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $64,000 and $81,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $182,000 and $10,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  At July 31, 2017 there were neither amounts owed nor receivable related to Morion. During the three months ended July 31, 2017 the Company received a dividend from Morion in the amount of approximately $51,000, and no dividend was received for the comparable period of the previous fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  During the fiscal year ended April 30, 2016, sales to Morion included $375,000 for product and training services under this agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (“the State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during fiscal year 2016 and the balance of $210,000 was billed during fiscal year 2017 and was subsequently collected.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2017 and April 30, 2017, respectively are as follows (in thousands):

	July 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,516	$78	$-	$1,594
Equity securities	-	-	-	-
	$1,516	$78	$-	$1,594

	April 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,516	$60	$-	$1,576
Equity securities	5,230	1,248	(239)	6,239
	$6,746	$1,308	$(239)	$7,815

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-
April 30, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	219	(9)	1,024	(230)	1,243	(239)
	$219	$(9)	$1,024	$(230)	$1,243	$(239)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2017 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2017 the Company sold or redeemed available-for-sale securities in the amounts of $6.3 million, realizing gains of approximately $1 million. During the three months ended July 31, 2016, the Company neither sold nor redeemed available-for-sale securities.

Maturities of fixed income securities classified as available-for-sale at July 31, 2017 are as follows, at cost (in thousands):

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
  - Quoted prices for identical or similar assets or liabilities in inactive markets
  - Inputs other than quoted prices that are observable for the asset or liability; and
  - Inputs that are derived principally from or corroborated by observable market data by correlation or other   means.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company in the next fiscal year. The Company has adopted this pronouncement starting in the quarter ending July 31, 2017.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements, however the Company has minimal leases and expects that when adopted beginning in fiscal year 2019, the new standard to have an immaterial effect on the Company’s financials.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  (“ASU 2014-09”) ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  ASU 2014-09 is effective for public companies for annual reporting periods beginning on or after December 15, 2017, and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is currently evaluating the impact that ASU 2014-09 may have on its financial statements when the statement is adopted for its fiscal year 2019.

NOTE K – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As at July 31, 2017, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The carrying value of the Company’s net deferred tax assets, assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record an additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations, or conversely to further reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of deferred tax assets and assesses the need for additional valuation allowance quarterly. The valuation allowance of approximately $3.3 million as of July 31, 2017 is intended to provide for uncertainty regarding the ultimate realization of U.S. state investment credits carryovers, and foreign net operating loss and tax credit carryovers.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute "forward-looking" statements  within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1933 or the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "objective," "seek," "strive," "might," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  All statements by the Company that address activities, events or developments that the Company expects or anticipates will occur in the future, including all statements by the Company regarding our expected financial position, revenues, cash flows and other operating results, business position, legal proceedings or similar matters, are forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management's analysis, judgments, belief, or expectation only as of such date.  By making these forward-looking statements, the Company undertakes no obligation to update these statements after the date such statement was first made.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017, filed on July 31, 2017.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective three month periods ended July 31, 2017 and 2016 the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Three months ended July 31,

	2017	2016
Revenues
FEI-NY	76.2%	86.3%
FEI-Zyfer	35.5	20.3
Less intersegment revenues	(11.7)	(6.6)
	100.0	100.0
Cost of revenues	62.4	66.9
Gross margin	37.6	33.1
Selling and administrative expenses	22.6	24.5
Research and development expenses	13.5	12.1
Operating profit (loss)	1.5	(3.5)
Other income, net	9.4	0.4
Provision (benefit) for income taxes	4.0	(0.4)
Income (loss) from continuing operations	6.9	(2.7)
(Loss) from discontinued operations, net of tax	(1.8)	(3.4)
Net income (loss)	5.1%	(6.1)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Three months ended July 31, (in thousands)

	2017	2016	Change
FEI-NY	$9,160	$9,982	$(822)	(8%)
FEI-Zyfer	4,272	2,347	1,925	82%
Intersegment revenues	(1,409)	(767)	(642)	84%
	$12,023	$11,562	$461	4%

For the three months ended July 31, 2017, revenues from commercial and U.S. Government satellite programs decreased approximately $1.1 million over the same period of fiscal year 2017, and accounted for approximately 43% of consolidated revenues compared to approximately 55% in fiscal 2017.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $1.2 million over the same period of fiscal 2017, and accounted for approximately 38% of consolidated revenues compared to approximately 29% in fiscal 2017.  Other commercial and industrial revenues in the fiscal year 2018 period accounted for approximately 19% of consolidated revenues compared to 16% in the prior year.  Intersegment revenues are eliminated in consolidation.

Based on the Company’s current backlog, satellite payload business revenues for fiscal year 2018 are expected to be lower for the full year compared to the prior fiscal year, however satellite payload revenues will remain the dominant portion of the Company’s business during the current year with substantial revenue growth to follow when previously delayed and new satellite programs are released. Revenues from non-space U.S. Government/DOD customers are expected to increase going forward as additional funding is received for several significant U.S. Government programs.

Gross margin

	Three months ended July 31,
	(in thousands)
	2017	2016	Change
	$4,521	$3,825	$696	18%
GM Rate	37.6%	33.1%

For the three month period ended July 31, 2017 gross margin and gross margin rate increased over the same period in fiscal 2017 primarily due to increase in secure communication product sales, favorable product mix and effective cost management.

Selling and administrative expenses

Three months ended July 31,

2017	2016	Change
$2,712	$2,832	$(120)	(4%)

For the three-month periods ended July 31, 2017 and 2016, selling and administrative ("SG&A”) expenses were approximately 23% and 25%, respectively, of consolidated revenues.  Reductions in corporate deferred compensation expense and reductions in multiple other SG&A were offset by increases in costs, consistent with higher revenues, in the FEI-Zyfer segment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Research and development expense

Three months ended July 31,

2017	2016	Change
$1,629	$1,401	$228	16%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future revenues.  R&D spending for the three months ended July 31, 2017, increased due to accelerated development of products addressing secure communications/command and control and next generation satellite payload product.  The R&D rate for the period ending July 31, 2017 was 14% compared to 12% of sales for the same period of the previous fiscal year.  The Company expects the accelerated level of R&D activity both internally and customer funded will continue over the current year and beyond to address new large opportunities in secure communications/command and control applications, next generation satellite payload product and additional DOD markets.

Operating profit (loss)

Three months ended July 31,

2017	2016	Change
$180	$(408)	$588	NM

The Company achieved higher gross margins on increased consolidated revenues and experienced decreased SG&A expenses in the first quarter ending July 31, 2017 compared to the same period in the previous fiscal year.  The result was higher operating profit in spite of increased R&D spending year over year.

Other income (expense)

	Three months ended July 31,

	2017	2016	Change
Investment income	$1,154	$92	$1,062	NM
Interest expense	(21)	(42)	21	50%
Other income (expense), net	2	1	1	NM
	$1,135	$51	$1,084	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates and dividend payout levels and the timing of purchases or sales of securities.  In the quarter ending July 31, 2017 the Company divested of all its holdings in equities securities in its investment account, and is in the process of evaluating its future cash management strategies. As a result, the Company recorded gains of approximately $1.0 million during the three months ended July 31, 2017 as compared to no gain or loss in the same period of fiscal year 2017.

The decrease in interest expense for the three months ended July 31, 2017 compared to the same period of fiscal year 2017 is the result of there being no credit line borrowings during the quarter ending July 31, 2017.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Income tax provision (benefit)

	Three months ended July 31,

	2017	2016	Change
	$485	$(40)	$525	NM
Effective tax rate on pre-tax book income:
	36.9%	11.2%

The effective tax rate for the quarter ended July 31, 2017 is 36.9% compared to 11.2% in the quarter ended July 31, 2016. The current and prior year effective tax rates primarily reflect the impact of deductible permanent differences included in the computation of taxable income and state income taxes. The Company utilizes the availability of R&D credits and the Domestic Productions Activity deduction in the U.S. to lower its effective tax rate.

The increase in the effective tax rate includes a discrete income tax provision primarily related to stock compensation in connection with the accounting guidance recently adopted by the Company. Consequently, for the three months ended July 31, 2017 and 2016, the Company recorded a continuing operations income tax provision of $485 and an income tax benefit of $(40), respectively.

Discontinued Operations

	Three months ended July 31,

	2017	2016	Change
Net Loss	$(216)	$(389)	$173	(44%)

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the financial statements.  For the period ended July 31, 2017, as compared to the same periods of fiscal year 2017, sales increased approximately 20%, however the gross margin percentage decreased. SG&A expenses and R&D expenses decreased by approximately $137,000 and $33,000 respectively, compared to the prior fiscal year.  These factors allowed Gillam to record a smaller loss for the period ended July 31, 2017 compared to the same period of fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $62.4 million at July 31, 2017 and $61.7 million at April 30, 2017.  Included in working capital at July 31, 2017 and April 30 2017, is $12.5 million and $10.0 million, respectively, consisting of cash, cash equivalents and marketable securities.  The Company’s current ratio at July 31, 2017 is 8.7 to 1.

Cash provided by operations for the three months ended July 31, 2017 were $3.2 million compared to the use of cash from operating activities of $571,000 in the comparable fiscal year 2017 period.  The increase cash flow in the fiscal year 2018 period resulted primarily from decrease in accounts receivable compared to the balances as of the end of the previous fiscal year.  For the three-month periods ended July 31, 2017 and 2016, the Company incurred approximately $144,000 and $1.2 million, respectively, of non-cash operating expenses including depreciation and amortization, accruals for employee benefit programs and gain on sale of marketable securities.

Net cash provided by investing activities for the three months ended July 31, 2017, was $5.8 million compared to $1.1 million used in the same period of fiscal year 2017.  Sales and redemptions of marketable securities totaled $6.3 million for the three months ended July 31, 2017.  There were no sales or redemptions of marketable securities during the three months ended July 31, 2016. In the fiscal quarters ended July 31, 2017 and 2016, the Company acquired property, plant and equipment in the amount of approximately $450,000 and $1.1 million, respectively.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Net cash provided by financing activities for the three months ended July 31, 2017 and 2016 was $1,000 for each period.  For the three months ended July 31, 2017 and 2016, the Company realized $1,000, for each period, from the tax benefits arising from the exercise of stock-based awards.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2017, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2017 and 2016, there were no repurchase of shares.

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

As of July 31, 2017, the Company's consolidated funded backlog is approximately $23 million compared to $28 million at April 30, 2017, the end of fiscal year 2017.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2017 is approximately $9.4 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: September 14, 2017                                                          BY   /s/   Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer