Form 10-Q
period 2017-10-31
FREQUENCY ELECTRONICS INC
filed 2017-12-15
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2017
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of December 11, 2017 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Part I. Financial Information:	Page No.

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets – October 31, 2017 (unaudited) and April 30, 2017	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) Six Months Ended October 31, 2017 and 2016	4

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) Three Months Ended October 31, 2017 and 2016	5

Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended October 31, 2017 and 2016	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-14

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 - Controls and Procedures	21

Part II. Other Information:

Item 6 - Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except par value)

	October 31,	April 30,
	2017	2017
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$11,015	$2,163
Marketable securities	1,395	7,815
Accounts receivable, net of allowance for doubtful accounts of $187 at October 31, 2017 and at April 30, 2017	7,071	10,986
Costs and estimated earnings in excess of billings, net	5,949	7,964
Inventories, net	31,210	29,051
Prepaid income taxes	3,478	2,606
Prepaid expenses and other	1,242	1,105
Current assets of discontinued operations	8,157	8,165
Total current assets	69,517	69,855
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,349	14,813
Deferred income taxes	11,794	11,902
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	13,694	13,376
Other assets	2,169	2,187
Non-current assets of discontinued operations	562	569
Total assets	$112,702	$113,319

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$2,694	$2,437
Accrued liabilities	2,907	3,425
Current liabilities of discontinued operations	1,978	2,249
Total current liabilities	7,579	8,111

Deferred compensation	13,453	13,252
Deferred rent and other liabilities	1,405	1,409
Non-current liabilities of discontinued operations	1,387	1,215
Total liabilities	23,824	23,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,843 outstanding at October 31, 2017; 8,817 outstanding at April 30, 2017	9,164	9,164
Additional paid-in capital	56,139	55,767
Retained earnings	22,845	23,712
	88,148	88,643
Common stock reacquired and held in treasury - at cost (321 shares at October 31, 2017 and 347 shares at April 30, 2017)	(1,472)	(1,592)
Accumulated other comprehensive income	2,202	2,281
Total stockholders’ equity	88,878	89,332
Total liabilities and stockholders’ equity	$112,702	$113,319

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
Six Months Ended October 31,
(In thousands except per share data)
(Unaudited)

	2017	2016
Condensed Consolidated Statements of Income
Revenues	$21,360	$23,028
Cost of revenues	14,636	15,474
Gross margin	6,724	7,554
Selling and administrative expenses	5,046	5,648
Research and development expense	3,364	3,496
Operating loss	(1,686)	(1,590)

Other income (expense):
Investment income	1,167	279
Interest expense	(41)	(67)
Other income, net	3	1
Loss before provision for income taxes	(557)	(1,377)
Benefit for income taxes	(98)	(204)
Net loss from continuing operations	(459)	(1,173)
Loss from discontinued operations, net of tax	(408)	(557)
Net loss	$(867)	$(1,730)

Net loss per common share:
Basic loss from continued operations	$(0.05)	$(0.14)
Basic loss from discontinued operations	(0.05)	(0.06)
Basic loss per share	(0.10)	(0.20)
Diluted loss from continued operations	(0.05)	(0.14)
Diluted loss from discontinued operations	(0.05)	(0.06)
Diluted loss per share	$(0.10)	$(0.20)

Weighted average shares outstanding:
Basic	8,830	8,771
Diluted	8,830	8,771

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(867)	$(1,730)
Other comprehensive loss:
Foreign currency translation adjustment	575	369
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($20) and ($61)	37	118
Reclassification adjustment for realized gains included in net income, net of tax of $356 in 2017	(691)	-
Total unrealized (loss) gain on marketable securities, net of tax	(654)	118

Total other comprehensive loss (income)	(79)	487
Comprehensive loss	$(946)	$(1,243)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended October 31,
(In thousands except per share data)
(Unaudited)

	2017	2016
Condensed Consolidated Statements of Income
Revenues	$9,337	$11,466
Cost of revenues	7,134	7,737
Gross margin	2,203	3,729
Selling and administrative expenses	2,335	2,816
Research and development expense	1,734	2,095
Operating loss	(1,866)	(1,182)

Other expense:
Investment income	13	187
Interest expense	(21)	(26)
Other income, net	1	-
Loss before provision for income taxes	(1,873)	(1,021)
Benefit for income taxes	(584)	(164)
Net loss from continuing operations	(1,289)	(857)
Loss from discontinued operations, net of tax	(192)	(167)
Net loss	$(1,481)	$(1,024)

Net loss per common share:
Basic loss from continued operations	$(0.15)	$(0.10)
Basic loss from discontinued operations	(0.02)	(0.02)
Basic loss per share	(0.17)	(0.12)
Diluted loss from continued operations	(0.15)	(0.10)
Diluted loss from discontinued operations	(0.02)	(0.02)
Diluted loss per share	$(0.17)	$(0.12)

Weighted average shares outstanding:
Basic	8,835	8,781
Diluted	8,835	8,781

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(1,481)	$(1,024)
Other comprehensive income:
Foreign currency translation adjustment	260	984
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($2) and ($161)	3	(194)
Reclassification adjustment for realized gains included in net income, net of tax of $1 in 2017	(2)	-
Total unrealized (loss) gain on marketable securities, net of tax	1	(194)

Total other comprehensive income	261	790
Comprehensive loss	$(1,220)	$(234)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended October 31,
(In thousands)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(459)	$(1,173)
Net loss from discontinued operations	(408)	(557)
Net loss	(867)	(1,730)
Non-cash charges to earnings	1,451	2,864
Net changes in operating assets and liabilities	1,631	(4,340)
Cash provided by (used in) operating activities – continuing operations	2,215	(3,206)
Cash provided by operating activities – discontinued operations	614	728
Net cash provided by (used in) operating activities	2,829	(2,478)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	6,477	1,000
Purchase of fixed assets and other assets	(883)	(2,413)
Cash provided by (used in) investing activities – continuing operations	5,594	(1,413)
Cash used in investing activities – discontinued operations	(28)	(10)
Net cash provided by (used in) investing activities	5,566	(1,423)

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	1	25
Cash provided by financing activities – continuing operations	1	25
Cash used in financing activities – discontinued operations	-	280
Net cash provided by financing activities	1	305

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	8,396	(3,596)

Effect of exchange rate changes on cash and cash equivalents	675	1,619

Net increase (decrease) in cash and cash equivalents	9,071	(1,977)

Cash and cash equivalents at beginning of period	2,738	6,082

Cash and cash equivalents at end of period	11,809	4,105

Less cash and equivalents of discontinued operations at end of period	794	344

Cash and cash equivalents of continuing operations at end of period	$11,015	$3,761

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$41	$76
Income Taxes	$325	$335

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2017 and the results of its operations and cash flows for the six and three months ended October 31, 2017 and 2016.  The April 30, 2017 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2017, filed on July 31, 2017, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In December 2016, the Company entered into a share purchase agreement with certain foreign counterparties with respect to a potential sale of Gillam-FEI (“Gillam”), the Company’s Belgian subsidiary.  However, these counterparties have not yet performed their obligations under that agreement.  Because the counterparties have failed to perform their obligations under the share purchase agreement the Company has a right to terminate that share purchase agreement.  The Company continues to negotiate with these counterparties to effectuate a closing of the transaction contemplated by the share purchase agreement, but the Company is also discussing a sale of the Gillam business with other potential buyers.  In April 2017, the Company decided to sell its Gillam business as soon as practicable, and began contacting potential buyers other than the counterparty to the stock purchase agreement.  The Company believes that the divestment should be completed by the end of fiscal year 2018. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45 for the year ended April 30, 2017, and Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Summarized operating results for the Gillam discontinued operations, for the three and six months ended October 31, 2017 and 2016 respectively, are as follows:

	Six months		Three months
	Periods ended October 31,
	2017	2016	2017	2016
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
	(In thousands except par value)
Revenues	$1,955	$2,294	$943	$1,448
Cost of Revenues	1,390	1,621	674	1,064
Gross Margin	565	673	269	384
Selling and administrative expenses	703	950	346	456
Research and development expenses	268	277	118	94
Operating Loss	(406)	(554)	(195)	(166)
Other income (expense):
Investment (loss) income
Other income (expense), net	(3)	(3)	(2)	(2)
Loss before provision for income taxes	(409)	(557)	(197)	(168)
Benefit for income taxes	1	-	5	-
Net Loss	$(408)	$(557)	$(192)	$(168)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of assets and liabilities for the Gillam discontinued operations are as follows:

	October 31,	April 30,
	2017	2017

Cash and cash equivalents	$794	$575
Accounts receivable, net of allowance for doubtful accounts	2,525	3,202
Inventories, net	4,633	3,980
Prepaid expenses and other	205	408
Total current assets of discontinued operations	$8,157	$8,165
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	$547	$555
Investments	15	14
Deferred taxes – non-current	-	-
Total non-current assets of discontinued operations	$562	$569

Accounts payable – trade	$1,004	$949
Accrued liabilities	974	1,300
Total current liabilities of discontinued operations	1,978	2,249
Deferred rent and other liabilities	1,387	1,215
Total non-current liabilities of discontinued operations	$1,387	$1,215

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Six months		Three months
	Periods ended October 31,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	8,830,486	8,771,494	8,834,945	8,780,633
Effect of dilutive securities	**	**	**	**
Diluted	8,830,486	8,771,494	8,834,945	8,780,633

** For the six and three month periods ended October 31, 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded are 1,353,750. The effect of dilutive securities for the periods would have been 129,245 and 117,209, respectively.  For the six and three month periods ended October 31, 2016, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded are 1,265,375. The effect of dilutive securities for the periods would have been 184,793 and 190,418, respectively.

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

	Six months		Three months
	Periods ended October 31,
	2017	2016	2017	2016
Outstanding options and SARS excluded	**	**	**	**

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2017 and April 30, 2017, costs and estimated earnings in excess of billings, net, consist of the following:

	October 31, 2017	April 30, 2017
	(In thousands)
Costs and estimated earnings in excess of billings	$6,205	$8,890
Billings in excess of costs and estimated earnings	(256)	(926)
Net asset	$5,949	$7,964

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the six and three months ended October 31, 2017, revenue recognized under percentage of completion contracts was approximately $10.9 million and $4.5 million, respectively. During the six and three months ended October 31, 2016, such revenue was approximately $12.4 million and $5.1 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

NOTE E – TREASURY STOCK TRANSACTIONS

During the six and three months period ended October 31, 2017, the Company made contributions of 25,270 shares and 11,530 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the six months ended October 31, 2017, the Company issued 844 shares from treasury upon the exercise of SARS by certain officers and employees of the Company.

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	October 31, 2017	April 30, 2017
	(In thousands)
Raw Materials and Component Parts	$18,552	$17,702
Work in Progress	8,233	7,340
Finished Goods	4,425	4,009
	$31,210	$29,051

As of October 31, 2017 and April 30, 2017, approximately $30.2 million and $28.2 million, respectively, of total inventory is located in the United States and $1 million and $0.8 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Six months		Three months
	Periods ended October 31,
	2017	2016	2017	2016
Revenues:
FEI-NY	$15,740	$17,715	$6,579	$7,733
FEI-Zyfer	7,865	6,596	3,593	4,249
less intersegment revenues	(2,245)	(1,283)	(835)	(516)
Consolidated revenues	$21,360	$23,028	$9,337	$11,466

Operating loss:
FEI-NY	$(2,758)	$(1,887)	$(2,358)	$(1,714)
FEI-Zyfer	1,275	463	584	648
Corporate	(203)	(166)	(92)	(116)
Consolidated operating loss	$(1,686)	$(1,590)	$(1,866)	$(1,182)

	October 31, 2017	April 30, 2017
Identifiable assets:
FEI-NY (approximately $1.6 million in China)	$62,242	$64,828
FEI-Zyfer	10,663	10,427
less intersegment balances	(12,797)	(11,992)
Corporate	52,594	50,056
Consolidated identifiable assets	$112,702	$113,319

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets. During the six months ended October 31, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $170,000 and $204,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $182,000 and $10,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended October 31, 2017 and 2016, the Company acquired product from Morion in the aggregate amount of approximately $106,000 and $123,000, respectively, and the Company did not have sales of product nor training services to Morion in same periods.  At October 31, 2017 there were neither amounts owed nor receivable related to Morion. During the six months ended October 31, 2017 and 2016, the Company received a dividend from Morion in the amount of approximately $51,000 and $100,000, respectively.

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

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during fiscal year 2016 and the balance of $210,000 was billed during fiscal year 2017 and was subsequently collected.  During the six months ended October 31, 2017 and 2016, sales to Morion include $182,000 and $10,000, respectively, under this agreement.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2017 and April 30, 2017, respectively are as follows (in thousands):

	October 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,316	$79	$-	$1,395
Equity securities	-	-	-	-
	$1,316	$79	$-	$1,395

	April 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,516	$60	$-	$1,576
Equity securities	5,230	1,248	(239)	6,239
	$6,746	$1,308	$(239)	$7,815

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
October 31, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-
April 30, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	219	(9)	1,024	(230)	1,243	(239)
	$219	$(9)	$1,024	$(230)	$1,243	$(239)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2017 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six months ended October 31, 2017 the Company sold or redeemed available-for-sale securities in the amounts of $6.5 million, realizing gains of approximately $1 million. During the six months ended October 31, 2016, the Company sold or redeemed available-for-sale securities in the amount $1.0M, realizing no gain or loss.

Maturities of fixed income securities classified as available-for-sale at October 31, 2017 are as follows, at cost (in thousands):

Current	$-
Due after one year through five years	98
Due after five years through ten years	1,217
$1,315

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which clarifies how certain cash receipts and payments should be presented in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The update is not expected to have a material impact on the financial statements when it becomes effective in the first quarter of fiscal year 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current generally accepted accounting priciples (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal year 2021.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  While the Company is currently evaluating the impact of this standard on its consolidated financial statements, the Company has minimal leases and expects that when adopted, beginning in fiscal year 2019, the new standard will have an immaterial effect on the Company’s financials.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  (“ASU 2014-09”) ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  ASU 2014-09 is effective for public companies for annual reporting periods beginning on or after December 15, 2017, and for the Company, must be adopted for its fiscal year 2019 beginning on May 1, 2018.  The Company is currently evaluating the impact that ASU 2014-09 may have on its financial statements when the statement is adopted for its fiscal year 2019. It appears that there will be an effect on the way the Company recognizes revenue and the associated disclosures, however based upon the work that the Company has done it expects the effect to be immaterial.

NOTE K – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As at October 31, 2017, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The carrying value of the Company’s net deferred tax assets, assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record an additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations, or conversely, to further reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of deferred tax assets and assesses the need for additional valuation allowance quarterly. The valuation allowance of approximately $6.4 million as of October 31, 2017 is intended to provide for uncertainty regarding the ultimate realization of U.S. state investment credits carryovers, and foreign net operating loss and tax credit carryovers.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements  within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1933 or the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  All statements by the Company that address activities, events or developments that the Company expects or anticipates will occur in the future, including all statements by the Company regarding its expected financial position, revenues, cash flows and other operating results, business position, legal proceedings or similar matters, are forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.  By making these forward-looking statements, the Company undertakes no obligation to update these statements after the date such statement was first made.

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

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2018 and 2017 (which end on April 30, 2018 and 2017, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Six months		Three months
	Periods ended October 31,
	2017	2016	2017	2016
Revenues
FEI-NY	73.7%	76.9%	70.5%	67.4%
FEI-Zyfer	36.8	28.6	38.5	37.1
Less intersegment revenues	(10.5)	(5.5)	(9.0)	(4.5)
	100.0	100.0	100.0	100.0
Cost of revenues	68.5	67.2	76.4	67.5
Gross margin	31.5	32.8	23.6	32.5
Selling and administrative expenses	23.6	24.5	25.0	24.5
Research and development expenses	15.8	15.2	18.6	18.3
Operating loss	(7.9)	(6.9)	(20.0)	(10.3)
Other income(loss), net	5.3	0.9	(0.1)	1.4
Provision for income taxes	(0.5)	(0.9)	(6.3)	(1.4)
(Loss) from continued operations	(2.1)	(5.1)	(13.8)	(7.5)
(Loss) from discontinued operations, net assets	(1.9)	(2.4)	(2.1)	(1.5)
Net (loss)	(4.0)%	(7.5)%	(15.9)%	(9.0)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2017	2016	Change		2017	2016	Change
FEI-NY	$15,740	$17,715	$(1,975)	(11.2)%	$6,579	$7,733	$(1,154)	(14.9)%
FEI-Zyfer	7,865	6,596	1,269	19.2	3,593	4,249	(656)	(15.4)
Intersegment revenues	(2,245)	(1,283)	(962)	75.0	(835)	(516)	(319)	61.8
	$21,360	$23,028	$(1,668)	(7.2)%	$9,337	$11,466	$(2,129)	(18.6)%

For the six months ended October 31, 2017, revenues from commercial and U.S. Government satellite programs decreased approximately $1.6 million over the same period of fiscal year 2017, and accounted for approximately 42% of consolidated revenues compared to approximately 46% in fiscal 2017.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $1.3 million over the same period of fiscal 2017, and accounted for approximately 36% of consolidated revenues compared to approximately 39% in fiscal 2017.  Other commercial and industrial revenues in the fiscal year 2018 period accounted for approximately 22% of consolidated revenues compared to 15% in the prior year.  Intersegment revenues are eliminated in consolidation.

For the three months ended October 31, 2017 revenues from commercial and U.S. Government satellite programs decreased approximately $444,000 over the same period of fiscal year 2017, and accounted for approximately 41% of consolidated revenues compared to approximately 37% in fiscal 2017.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $2.4 million over the same period of fiscal 2017, and accounted for approximately 34% of consolidated revenues compared to approximately 49% in fiscal 2017. Other commercial and industrial revenues for the three months ended October 31, 2017 accounted for approximately 26% of consolidated revenues compared to 14% in the prior year.

Based on the Company’s current backlog, satellite payload business revenues for fiscal year 2018 are expected to be lower for the full year compared to the prior fiscal year. However satellite payload revenues will remain the dominant portion of the Company’s business during the current year. Revenues from non-space U.S. Government/DOD customers are expected to increase when funding is received for several significant U.S. Government programs which have either been bid or are in the process of being bid. The additional funding is expected in the upcoming fiscal year.

Gross margin

	Six months				Three months
	Periods ended October 31,
	2017	2016	Change		2017	2016	Change
	$6,724	$7,554	$(830)	(11)%	$2,203	$3,729	$(1,526)	(41)%
GM Rate	31.5%	32.8%			23.6%	32.5%

For the six and three month period ended October 31, 2017 gross margin and gross margin rate decreased over the same period in fiscal 2017. The gross margin and gross margin rate decrease is primarily due to lower revenues and unabsorbed manufacturing overhead costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Six months				Three months
Periods ended October 31,
2017	2016	Change		2017	2016	Change
$5,046	$5,648	$(602)	(11)%	$2,335	$2,816	$(481)	(17)%

For the six months ended October 31, 2017 and 2016, selling and administrative (“SG&A”) expenses were approximately 24% and 25%, respectively, of consolidated revenues.  For the three months periods ended October 31, 2017 and 2016, SG&A expenses were approximately 25%, of consolidated revenues.  The majority of the reduction occurred in the three months ending October 31, 2017 in corporate deferred compensation expense, professional fees and various other SG&A accounts.

Research and development expense

Six months				Three months
Periods ended October 31,
2017	2016	Change		2017	2016	Change
$3,364	$3,496	$(132)	(4)%	$1,734	$2,095	$(361)	(17)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.  The R&D rate for the six month period ending October 31, 2017 was 16% compared to 15% of sales for the same period of the previous fiscal year.  The R&D rate for the three month period ending October 31, 2017 was 19% compared to 18% of sales for the same period of the previous fiscal year.  Even though the actual dollars spent on R&D decreased the Company expects the level and activity related to R&D to continue through the current year and beyond to address new large opportunities in secure communications/command and control applications, next generation satellite payload product and additional DOD and commercial markets.

Operating (loss)

Six months				Three months
Periods ended October 31,
2017	2016	Change		2017	2016	Change
$(1,686)	$(1,590)	$(96)	6%	$(1,866)	$(1,182)	$(684)	58%

The Company had decreased revenue, gross margin, and gross margin rate in the three months ending October 31, 2017 leading to increased losses for both periods ending October 31, 2017 compared to the same periods of the preceding fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income (expense)

	Six months					Three months
	Periods ended October 31,
	2017	2016	Change			2017	2016	Change
Investment income	$1,167	$279	$888	NM	%	$13	$187	$(174)	(93)%
Interest expense	(41)	(67)	26	(39)%		(21)	(26)	5	(19)%
Other income (expense), net	3	1	2	NM	%	1	-	1	NM	%
	$1,129	$213	$916	430%		$(7)	$161	$(168)	NM	%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases or sales of securities.  For the three months ending October 31, 2017 investment income was lower than in the same period of fiscal year 2017, mainly due to in the quarter ending July 31, 2017 the Company divested of all its holdings in equities securities in its investment account, which were converted to cash.  The Company is in the process of evaluating its future cash management strategies. As a result, the Company recorded gains of approximately $1.0 million during the three months ended July 31, 2017 as compared to no gain or loss in the same period of fiscal year 2017.

The decrease in interest expense for the six months ended October 31, 2017 compared to the same period of fiscal year 2017 is the result of there being no credit line borrowings during the six months ending October 31, 2017.

Income tax (benefit)

	Six months				Three months
	Periods ended October 31,
	2017	2016	Change		2017	2016	Change
	$(98)	$(204)	$106	(52)%	$(584)	$(164)	$(420)	NM	%
Effective tax rate on pre-tax book income:
	17.6%	14.8%			31.2%	16.1%

The effective tax rate for the six months ended October 31, 2017 was 17.6% compared to 14.8% in the six months ended October 31, 2016. For the three months ended October 31, 2017 and 2016, the effective tax rates were 31.2% and 16.1%, respectively. The current and prior year effective tax rates primarily reflect the impact of deductible permanent differences included in the computation of taxable income and state income taxes. The Company utilizes the availability of R&D credits and the Domestic Productions Activity deduction in the U.S. to lower its effective tax rate.

The change in the effective tax rates in the six and three months ended October 31, 2017 compared to prior periods is primarily due to changes in the earnings mix between U.S. and non-domestic operations and a discrete income tax provision related to stock compensation in connection with ASU 2016-09 adopted by the Company in the first quarter of fiscal 2018. Consequently, for the six and three months ended October 31, 2017, the Company recorded a continuing operations income tax benefit of $(98) and $(584), respectively.

As of the date of this filing, both the U.S. House of Representatives and Senate have each passed tax reform legislation. While we continue to assess the impact of the tax reform legislation on our business and consolidated financial statements, if the legislation is enacted, the corporate tax rate would be reduced to 20% from a current rate of 35%.  At October 31, 2017, we had U.S. deferred tax assets of approximately $11.8 million based on a U.S. federal tax rate of 34%. If the U.S. federal tax corporate statutory rate is reduced to 20%, this asset will be revalued at the lower rate, resulting in a charge to income tax expense in continuing operations and a corresponding reduction in the deferred tax asset. The impact would be recognized in the period in which the tax legislation is enacted. Consequently, our effective tax rate for the three and six months ended October 31, 2017 does not include the impact of any potential tax reform.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Discontinued Operations

	Six months				Three months
	Periods ended October 31,
	2017	2016	Change		2017	2016	Change
Net Loss	$408	$557	$(149)	(27)%	$192	$167	$25	15%

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the financial statements.  For the six months ended October 31, 2017, as compared to the same periods of fiscal year 2017, sales increased approximately 36%.  SG&A expenses and R&D expenses increased by approximately $247,000 and $174,000 respectively, compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $61.9 million at October 31, 2017 and $61.7 million at April 30, 2017.  Included in working capital at October 31, 2017 and April 30 2017, is $12.4 million and $10.0 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at October 31, 2017 is 9.2 to 1.

Cash provided by operations for the six months ended October 31, 2017 were $2.2 million compared to the use of cash from operating activities of $3.2 million in the comparable fiscal year 2017 period.  The increase cash flow in the fiscal year 2018 period resulted primarily from decrease in accounts receivable compared to the balances as of the end of the previous fiscal year.  For the six-month periods ended October 31, 2017 and 2016, the Company incurred approximately $1.5 million and $2.9 million, respectively, of non-cash operating expenses including depreciation and amortization, accruals for employee benefit programs and gain on sale of marketable securities.

Net cash provided by investing activities for the six months ended October 31, 2017, was $5.6 million compared to $1.4 million used in the same period of fiscal year 2017.  Sales and redemptions of marketable securities totaled $6.5 million for the six months ended October 31, 2017 compared to $1.0 million during the six months ended October 31, 2016. In the six months ended October 31, 2017 and 2016, the Company acquired property, plant and equipment in the amount of approximately $900,000 and $2.4 million, respectively.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

Net cash provided by financing activities for the six months ended October 31, 2017 and 2016 was $1,000 and $25,000 for each period, respectively, for the tax benefits arising from the exercise of stock-based awards.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of October 31, 2017, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six months ended October 31, 2017 and 2016, there were no repurchase of shares.

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

As of October 31, 2017, the Company’s consolidated funded backlog is approximately $21 million compared to $28 million at April 30, 2017, the end of fiscal year 2017.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2017 is approximately $8.8 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 15, 2018.

Based upon the Company’s decision to sell its Gillam business and the associated presentation as Discontinued Operations, the Company believes that the effect on cash flow will be neutral. However it is expected to have a positive cash effect when the intended sale is concluded. The Company is in active negotiation, with a potential foreign buyer, with a view toward completion of a transaction before April 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: December 15, 2017                                                        BY   /s/   Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer