Form 10-Q
period 2018-01-31
FREQUENCY ELECTRONICS INC
filed 2018-03-19
CIK 39020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2018
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of March 12, 2018 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except par value)

	January 31,	April 30,
	2018	2017
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$6,984	$2,163
Marketable securities	6,240	7,815
Accounts receivable, net of allowance for doubtful accounts of $187 at January 31, 2018 and at April 30, 2017	7,835	10,986
Costs and estimated earnings in excess of billings, net	4,122	7,964
Inventories, net	25,899	29,051
Prepaid income taxes	2,112	2,606
Prepaid expenses and other	1,141	1,105
Current assets of discontinued operations	8,477	8,165
Total current assets	62,810	69,855
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,868	14,813
Deferred income taxes	10,352	11,902
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	13,853	13,376
Other assets	2,310	2,187
Non-current assets of discontinued operations	531	569
Total assets	$104,341	$113,319

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$2,858	$2,437
Accrued liabilities	3,934	3,425
Current liabilities of discontinued operations	2,121	2,249
Total current liabilities	8,913	8,111

Deferred compensation	13,546	13,252
Deferred rent and other liabilities	1,436	1,409
Non-current liabilities of discontinued operations	1,795	1,215
Total liabilities	25,690	23,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 8,853 shares outstanding at January 31, 2018; 8,817 shares outstanding at April 30, 2017	9,164	9,164
Additional paid-in capital	56,289	55,767
Retained earnings	12,449	23,712
	77,902	88,643
Common stock reacquired and held in treasury - at cost (311 shares at January 31, 2018 and 347 shares at April 30, 2017)	(1,425)	(1,592)
Accumulated other comprehensive income	2,174	2,281
Total stockholders’ equity	78,651	89,332
Total liabilities and stockholders’ equity	$104,341	$113,319

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
Nine Months Ended January 31,
(In thousands except per share data)
(Unaudited)

	2018	2017
Condensed Consolidated Statements of Operations
Revenues	$31,932	$34,411
Cost of revenues	28,060	23,590
Gross margin	3,872	10,821
Selling and administrative expenses	7,796	8,483
Research and development expense	5,071	4,832
Operating loss	(8,995)	(2,494)

Other income (expense):
Investment income	1,236	387
Interest expense	(61)	(128)
Other income, net	4	50
Loss before provision (benefit) for income taxes	(7,816)	(2,185)
Provision (benefit) for income taxes	2,750	(1,392)
Net loss from continuing operations	(10,566)	(793)
Loss from discontinued operations, net of tax	(697)	(599)
Net loss	$(11,263)	$(1,392)

Net loss per common share:
Basic loss from continued operations	$(1.20)	$(0.09)
Basic loss from discontinued operations	(0.07)	(0.07)
Basic loss per share	(1.27)	(0.16)
Diluted loss from continued operations	(1.20)	(0.09)
Diluted loss from discontinued operations	(0.07)	(0.07)
Diluted loss per share	$(1.27)	$(0.16)

Weighted average shares outstanding:
Basic	8,836	8,780
Diluted	8,836	8,780

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(11,263)	$(1,392)
Other comprehensive loss:
Foreign currency translation adjustment	623	86
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $8 and ($112)	(54)	215
Reclassification adjustment for realized gains included in net income, net of tax of $355 and $5	(688)	(9)
Total unrealized (loss) gain on marketable securities, net of tax	(742)	206

Total other comprehensive (loss) income	(119)	292
Comprehensive loss	$(11,382)	$(1,100)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
Three Months Ended January 31,
(In thousands except per share data)
(Unaudited)

	2018	2017
Condensed Consolidated Statements of Operations
Revenues	$10,572	$11,383
Cost of revenues	13,424	8,116
Gross margin	(2,852)	3,267
Selling and administrative expenses	2,749	2,834
Research and development expense	1,708	1,337
Operating loss	(7,309)	(904)

Other expense:
Investment income	68	108
Interest expense	(19)	(61)
Other income, net	1	49
Loss before provision (benefit) for income taxes	(7,259)	(808)
Provision (benefit) for income taxes	2,848	(1,188)
Net loss from continuing operations	(10,107)	380
Loss from discontinued operations, net of tax	(289)	(42)
Net (loss) income	$(10,396)	$338

Net loss per common share:
Basic (loss) income from continued operations	$(1.15)	$0.04
Basic loss from discontinued operations	(0.03)	0.00
Basic (loss) income per share	(1.18)	0.04
Diluted (loss) income from continued operations	(1.15)	0.04
Diluted (loss) income from discontinued operations	(0.03)	0.00
Diluted (loss) income per share	$(1.18)	$0.04

Weighted average shares outstanding:
Basic	8,846	8,797
Diluted	8,846	8,980

Condensed Consolidated Statements of Comprehensive Loss
Net (loss) income	$(10,396)	$338
Other comprehensive income:
Foreign currency translation adjustment	48	(284)
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $27 and ($161)	(88)	98
Reclassification adjustment for realized gains included in net income, net of tax of $5 in 2017	-	(9)
Total unrealized (loss) gain on marketable securities, net of tax	(88)	89

Total other comprehensive loss	(40)	(195)
Comprehensive (loss) income	$(10,436)	$143

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended January 31,
(In thousands)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(10,566)	$(793)
Net loss from discontinued operations	(697)	(599)
Net loss	(11,263)	(1,392)
Non-cash charges to earnings	8,285	3,752
Net changes in operating assets and liabilities	5,771	(856)
Cash provided by operating activities – continuing operations	2,793	1,504
Cash provided by operating activities – discontinued operations	1,217	1,048
Net cash provided by operating activities	4,010	2,552

Cash flows from investing activities:
Proceeds on redemption of marketable securities	6,477	3,852
Purchase of marketable securities	(4,961)	-
Purchase of fixed assets and other assets	(1,032)	(3,767)
Cash provided by investing activities – continuing operations	484	85
Cash used in investing activities – discontinued operations	(44)	(32)
Net cash provided by investing activities	440	53

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	1	25
Proceeds from credit line borrowings	-	280
Payment of credit line borrowings	-	(6,280)
Cash provided by financing activities – continuing operations	1	(5,975)
Cash used in financing activities – discontinued operations	-	-
Net cash provided by (used in) financing activities	1	(5,975)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	4,451	(3,370)

Effect of exchange rate changes on cash and cash equivalents	738	397

Net increase (decrease) in cash and cash equivalents	5,189	(2,973)

Cash and cash equivalents at beginning of period	2,738	6,082

Cash and cash equivalents at end of period	7,927	3,109

Less cash and equivalents of discontinued operations at end of period	943	549

Cash and cash equivalents of continuing operations at end of period	$6,984	$2,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61	$115
Income Taxes	$325	$335

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (“the Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2018 and the results of its operations and cash flows for the nine and three months ended January 31, 2018 and January 31, 2017.  The April 30, 2017 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2017, filed on July 31, 2017, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In December 2016, the Company entered into a share purchase agreement with certain foreign counterparties with respect to a potential sale of Gillam-FEI (“Gillam”), the Company’s Belgian subsidiary.  However, these counterparties have not yet performed their obligations under that agreement.  Because the counterparties have failed to perform their obligations under the share purchase agreement the Company has a right to terminate that share purchase agreement.  The Company continues to negotiate with these counterparties to effectuate a closing of the transaction contemplated by the share purchase agreement, but the Company is also discussing a sale of the Gillam business with other potential buyers.  In April 2017, the Company decided to sell its Gillam business as soon as practicable, and began contacting potential buyers other than the counterparty to the stock purchase agreement.  The Company believes that the divestment should be completed by the end of fiscal year 2018. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45 for the year ended April 30, 2017, and Gillam’s results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Summarized operating results for the Gillam discontinued operations, for the three and nine months ended January 31, 2018 and 2017 respectively, are as follows:

	Nine months		Three months
	Periods ended January 31,
	2018	2017	2018	2017
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
	(In thousands except par value)
Revenues	$3,018	$3,707	$1,063	$1,413
Cost of Revenues	2,089	2,577	699	956
Gross Margin	929	1,130	364	457
Selling and administrative expenses	1,285	1,411	582	461
Research and development expenses	334	315	66	38
Operating Loss	(690)	(596)	(284)	(42)
Other income (expense):
Investment (loss) income
Other income (expense), net	(7)	(3)	(4)	-
Loss before provision for income taxes	(697)	(599)	(288)	(42)
Provision for income taxes	-	-	1	-
Net Loss	$(697)	$(599)	$(289)	$(42)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of assets and liabilities for the Gillam discontinued operations are as follows:

	January 31,	April 30,
	2018	2017

Cash and cash equivalents	$943	$575
Accounts receivable, net of allowance for doubtful accounts	2,773	3,202
Inventories, net	4,608	3,980
Prepaid expenses and other	153	408
Total current assets of discontinued operations	$8,477	$8,165
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	$520	$555
Investments	11	14
Total non-current assets of discontinued operations	$531	$569

Accounts payable – trade	$788	$949
Accrued liabilities	1,333	1,300
Total current liabilities of discontinued operations	2,121	2,249
Deferred rent and other liabilities	1,795	1,215
Total non-current liabilities of discontinued operations	$1,795	$1,215

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share are as follows:

	Nine months		Three months
	Periods ended January 31,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	8,835,685	8,780,069	8,846,083	8,797,218
Effect of dilutive securities	**	**	**	182,769
Diluted	8,835,685	8,780,069	8,846,083	8,979,987

** For the nine and three month periods ended January 31, 2018, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded are 1,260,250. The effect of dilutive securities for the periods would have been 131,638 and 136,424, respectively.  For the nine month period ended January 31, 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded are 1,261,875. The effect of dilutive securities for the period would have been 184,119.

The computation of diluted earnings per share in the three months ending January 31, 2017 excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Nine months		Three months
	Periods ended January 31,
	2018	2017	2018	2017
Outstanding options and SARS excluded	**	**	**	546,625

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2018 and April 30, 2017, costs and estimated earnings in excess of billings, net, consist of the following:

	January 31, 2018	April 30, 2017
	(In thousands)
Costs and estimated earnings in excess of billings	$4,806	$8,890
Billings in excess of costs and estimated earnings	(684)	(926)
Net asset	$4,122	$7,964

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the nine and three months ended January 31, 2018, revenue recognized under percentage of completion contracts was approximately $13.7 million and $2.8 million, respectively. During the nine and three months ended January 31, 2017, such revenue was approximately $19.5 million and $7.1 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

NOTE E – TREASURY STOCK TRANSACTIONS

During the nine and three months period ended January 31, 2018, the Company made contributions of 32,757 shares and 7,487 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.  During the nine months ended January 31, 2018, the Company issued 3,711 shares from treasury upon the exercise of SARS by certain officers and employees of the Company and employee awards for service calculated at the Company’s discretion.

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or market, consist of the following:

	January 31, 2018	April 30, 2017
	(In thousands)
Raw Materials and Component Parts	$14,477	$17,702
Work in Progress	7,868	7,340
Finished Goods	3,554	4,009
	$25,899	$29,051

As of January 31, 2018 and April 30, 2017, approximately $24.8 million and $28.2 million, respectively, of total inventory is located in the United States and $1.1 million and $0.8 million, respectively, is located in China. The Company buys inventory in bulk quantities which may be used over significant time periods; due to its nature the inventory does not deteriorate.

The $5.0 million inventory write down recorded in the current fiscal quarter ending January 31, 2018 was taken in anticipation of the enforcement of recent mandates by European and U.S. space governing agencies restricting the use of older space qualified materials.  In addition the Company anticipates the rate of use of other identified legacy space parts will decline due to obsolescence and evolution of current designs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE G – SEGMENT INFORMATION

The Company operates under two reportable segments:

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of income or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2018	2017	2018	2017
Revenues:
FEI-NY	$22,184	$27,176	$6,444	$9,461
FEI-Zyfer	12,378	9,473	4,514	2,877
less intersegment revenues	(2,630)	(2,238)	(386)	(955)
Consolidated revenues	$31,932	$34,411	$10,572	$11,383

Operating loss:
FEI-NY	$(11,312)	$(2,596)	$(8,554)	$(708)
FEI-Zyfer	2,629	444	1,354	(20)
Corporate	(312)	(342)	(109)	(176)
Consolidated operating loss	$(8,995)	$(2,494)	$(7,309)	$(904)

	January 31, 2018	April 30, 2017
Identifiable assets:
FEI-NY (approximately $1.9 and $1.7 million in China)	$56,050	$64,828
FEI-Zyfer	9,892	10,427
less intersegment balances	(13,138)	(11,992)
Corporate	51,537	50,056
Consolidated identifiable assets	$104,341	$113,319

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets. During the nine months ended January 31, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $279,000 and $249,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $192,000 and $10,000, respectively. (See discussion of revenues recognized under the license agreement in the paragraph below.)  During the three months ended January 31, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $108,000 and $45,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $9,000 for the same period in 2018.  The Company did not have sales of product nor training services to Morion for the three months ended January 31, 2017.  At January 31, 2018, approximately $38,000 was payable to Morion. At January 31, 2018 there was no receivable related to Morion. During the nine months ended January 31, 2018 and 2017, the Company received a dividend from Morion in the amount of approximately $85,000 and $100,000, respectively.

On October 22, 2012, the Company entered into an agreement to license its rubidium oscillator production technology to Morion.  The agreement required the Company to sell certain fully-depreciated production equipment previously owned by the Company and to provide training to Morion employees to enable Morion to produce a minimum of 5,000 rubidium oscillators per year.  Morion will pay the Company approximately $2.7 million for the license and the equipment plus 5% royalties on third party sales for a 5-year period following an initial production run.  During the same 5-year period, the Company commits to purchase from Morion a minimum of approximately $400,000 worth of rubidium oscillators per year although Morion is not obligated to sell that amount to the Company.  During the fiscal year ended April 30, 2016, sales to Morion included $375,000 for product and training services under this agreement.  Per the amended agreement, the balance of $1 million for the transfer of the license will be due once the United States Department of State (the “State Department”) approves the removal of certain provisions of the original agreement.  The State Department has approved the technology transfer called for under the agreement.

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount $392,500 was billed and paid during fiscal year 2016 and the balance of $210,000 was billed during fiscal year 2017 and was subsequently collected.  During the nine months ended January 31, 2018 and 2017, sales to Morion include $192,000 and $10,000, respectively, under this agreement.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2018 and April 30, 2017, respectively are as follows (in thousands):

	January 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$6,275	$46	$(81)	$6,240
Equity securities	-	-	-	-
	$6,275	$46	$(81)	$6,240

	April 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$1,516	$60	$-	$1,576
Equity securities	5,230	1,248	(239)	6,239
	$6,746	$1,308	$(239)	$7,815

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2018
Fixed Income Securities	$4,879	$(81)	$98	$-	$4,977	$(81)
Equity Securities	-	-	-	-	-	-
	$4,879	$(81)	$98	$-	$4,977	$(81)
April 30, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	219	(9)	1,024	(230)	1,243	(239)
	$219	$(9)	$1,024	$(230)	$1,243	$(239)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2018 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine months ended January 31, 2018 the Company sold or redeemed available-for-sale securities in the amounts of $6.5 million, realizing gains of approximately $1 million. During the nine months ended January 31, 2017, the Company sold or redeemed available-for-sale securities in the amount $3.9 million, realizing gains of approximately $14,000.

Maturities of fixed income securities classified as available-for-sale at January 31, 2018 are as follows, at cost (in thousands):

Current	$450
Due after one year through five years	2,214
Due after five years through ten years	3,611
$6,275

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal year 2021.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  (“ASU 2014-09”) ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  ASU 2014-09 is effective for public companies for annual reporting periods beginning on or after December 15, 2017, and the Company, must adopt the ASU on May 1, 2018, for fiscal year 2019.  The Company is currently evaluating the impact that ASU 2014-09 may have on its financial statements when the statement is adopted for its fiscal year 2019.  The Company has completed an evaluation based upon our various contract types. If ASU 2014-09 does require adjustments to be made to the Company’s revenue recognition, the Company expects that the initial prospective adjustments to retained earnings required to bring its financial statements into compliance may be material.  While future differences, if any, between current GAAP accounting and under ASU 2014-09 are not expected to be material, the differences will depend on the timing of transactions in any single reporting period.

NOTE K – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As at January 31, 2018, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The carrying value of the Company’s net deferred tax assets, assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statement of operations, or conversely, to further reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of deferred tax assets and assesses the need for additional valuation allowance quarterly. The valuation allowance of approximately $6.8 million as of January 31, 2018 is intended to provide for uncertainty regarding the ultimate realization of U.S. state investment credits carryovers, and foreign net operating loss and tax credit carryovers.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA” or the “Tax Act”) was enacted into law. The Tax Act makes comprehensive changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the rules related to uses and limitations of net operating loss (“NOLs”) carryforwards created in tax years beginning after December 31, 2017 as well as the repeal of the current carryback provisions for NOLs arising in tax years ending after December 31, 2017; (3) immediate full expensing of certain qualified property; (4) creation of a new limitation on deductible interest expense; (5) elimination of the corporate minimum tax and (6) repeal of the deduction for income attributable to domestic production activities.

In accordance with ASC 740, “Income Taxes”, the Company is required to record the effects of tax law changes in the period enacted. During the three months ended January 31, 2018, we revalued our U.S. deferred tax assets at the lower federal corporate tax rate of 21%, which resulted in a noncash charge to income tax expense of approximately $4.8 million. For fiscal year taxpayers, the rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. As such, the Company’s blended U.S. statutory tax rate for fiscal 2018 is approximately 29.7%. However, our U.S. deferred tax assets inclusive of the fiscal 2018 tax losses will be realized in future tax years at the lower corporate tax rate of 21%.

The SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. We have recorded a provisional reduction to our U.S. deferred tax assets to reflect the new U.S. federal corporate tax rate.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Costs and Expenses

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are expensed as incurred.

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

Marketable Securities

All of the Company’s investments in marketable securities are Level 1 securities which trade on public markets and have current prices that are readily available.  In general, investments in fixed income securities are only in the commercial paper of financially sound corporations or the bonds of U.S. Government agencies.  Although the value of such investments may fluctuate significantly based on economic factors, the Company’s own financial strength enables it to wait for the securities to either recover their value or to mature such that any interim unrealized gains or losses are deemed to be temporary.

RESULTS OF OPERATIONS

The table below sets forth for the respective periods of fiscal years 2018 and 2017 (which end on April 30, 2018 and 2017, respectively) the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations:

	Nine months		Three months
	Periods ended January 31,
	2018	2017	2018	2017
Revenues
FEI-NY	69.5%	79.0%	61.0%	83.1%
FEI-Zyfer	38.8	27.5	42.7	25.3
Less intersegment revenues	(8.3)	(6.5)	(3.7)	(8.4)
	100.0	100.0	100.0	100.0
Cost of revenues	87.9	68.6	127.0	71.3
Gross margin	12.1	31.4	(27.0)	28.7
Selling and administrative expenses	24.4	24.6	26.0	24.9
Research and development expenses	15.9	14.0	16.2	11.7
Operating loss	(28.2)	(7.2)	(69.2)	(7.9)
Other income, net	3.7	0.9	0.5	0.8
Provision (benefit) for income taxes	8.6	(4.0)	27.0	(10.4)
(Loss) from continued operations	(33.1)	(2.3)	(95.7)	3.3
(Loss) from discontinued operations, net assets	(2.2)	(1.7)	(2.7)	(0.3)
Net (loss) income	(35.3)%	(4.0)%	(98.4)%	3.0%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Revenues

	Nine months				Three months
	Periods ended January 31,
Segment	2018	2017	Change		2018	2017	Change
FEI-NY	$22,184	$27,176	$(4,992)	(18.4)%	$6,444	$9,461	$(3,017)	(31.9)%
FEI-Zyfer	12,378	9,473	2,905	30.7	4,514	2,877	1,637	56.9
Intersegment revenues	(2,630)	(2,238)	(392)	17.6	(386)	(955)	569	(59.6)
	$31,932	$34,411	$(2,479)	(7.2)%	$10,572	$11,383	$(811)	(7.1)%

For the nine months ended January 31, 2018, revenues from commercial and U.S. Government satellite programs decreased approximately $5.4 million over the same period of fiscal year 2017, and accounted for approximately 36% of consolidated revenues compared to approximately 49% in fiscal 2017.  Revenues on these contracts are recognized primarily under the percentage of completion method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $1.0 million over the same period of fiscal 2017, and accounted for approximately 44% of consolidated revenues compared to approximately 37% in fiscal 2017.  Other commercial and industrial revenues in the fiscal year 2018 period accounted for approximately 20% of consolidated revenues compared to 14% in the prior year.  Intersegment revenues are eliminated in consolidation.

For the three months ended January 31, 2018 revenues from commercial and U.S. Government satellite programs decreased approximately $3.8 million over the same period of fiscal year 2017, and accounted for approximately 23% of consolidated revenues compared to approximately 55% in fiscal 2017.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $2.3 million over the same period of fiscal 2017, and accounted for approximately 59% of consolidated revenues compared to approximately 34% in fiscal 2017. Other commercial and industrial revenues for the three months ended January 31, 2017 accounted for approximately 18% of consolidated revenues compared to 11% in the prior year.

Based on current backlog, satellite payload revenue for FY2018 is expected to be lower when compared to FY2017, both in total revenue and as a percent of overall revenue. The Company anticipates a significant increase in satellite related bookings and accordingly, with increasing revenues to follow in the coming fiscal year. For the foreseeable future satellite payloads will continue to be a major business area for the Company and represent a significant portion of the company’s overall revenue. Revenues from non-space programs are also anticipated to increase in the coming fiscal year as a result of bids either in progress or from proposals previously submitted.

Gross margin

	Nine months				Three months
	Periods ended January 31,
	2018	2017	Change		2018	2017	Change
	$3,872	$10,821	$(6,949)	(64.2)%	$(2,852)	$3,267	$(6,119)	(187.3)%
GM Rate	12.1%	31.4%			(27.0%)	28.7%

For the nine and three month period ended January 31, 2017 gross margin and gross margin rate decreased over the same period in fiscal 2017. The gross margin and gross margin rate decrease is primarily due to a $5.0 million inventory write downs, lower revenues, increased repair costs and unabsorbed manufacturing overhead costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Selling and administrative expenses

Nine months				Three months
Periods ended January 31,
2018	2017	Change		2018	2017	Change
$7,796	$8,483	$(687)	(8.1)%	$2,749	$2,834	$(85)	(3.0)%

For the nine months ended January 31, 2018 and 2017, selling and administrative (“SG&A”) expenses were approximately 24% and 25%, respectively, of consolidated revenues.  For the three months periods ended January 31, 2018 and 2017, SG&A expenses were approximately 26% and 25% respectively, of consolidated revenues.  The majority of the reduction occurred in corporate deferred compensation expense, professional fees, and stock option expense.

Research and development expense

Nine months				Three months
Periods ended January 31,
2018	2017	Change		2018	2017	Change
$5,071	$4,832	$239	4.9%	$1,708	$1,337	$371	27.7%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.  The R&D rate for the nine month period ending January 31, 2018 was 16% compared to 14% of sales for the same period of the previous fiscal year.  The R&D rate for the three month period ending January 31, 2018 was 16% compared to 12% of sales for the same period of the previous fiscal year.  The Company expects the level of activity related to R&D to continue through the current year and beyond to address new large opportunities in secure communications/command and control applications, next generation satellite payload product and additional DOD and commercial markets.

Operating loss

Nine months				Three months
Periods ended January 31,
2018	2017	Change		2018	2017	Change
$(8,995)	$(2,494)	$(6,501)	260.7%	$(7,309)	$(904)	$(6,405)	708.5%

The Company reported approximately $8.3 million of non-cash charges to earnings compared to $3.8 million of non-cash charges, during the nine months ended January 31, 2018 and 2017 respectively. The nine and three month periods ending January 31, 2018 include a $5.0 million inventory write down.  The Company recorded decreased revenue, gross margin, and gross margin rate in the three months ending January 31, 2018 leading to increased losses for the nine months ending January 31, 2018 compared to the same periods of the preceding fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Other income

	Nine months				Three months
	Periods ended January 31,
	2018	2017	Change		2018	2017	Change
Investment income	$1,236	$387	$849	219.4%	$68	$108	$(40)	(37.0)%
Interest expense	(61)	(128)	67	(52.3)%	(19)	(61)	42	(68.9)%
Other income, net	4	50	(46)	(92.0)%	1	49	(48)	(98.0)%
	$1,179	$309	$870	281.6%	$50	$96	$(46)	(47.9)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases or sales of securities.  For the three months ending January 31, 2018 investment income was lower than in the same period of fiscal year 2017, mainly due to in the quarter ending July 31, 2017 the Company divested of all its holdings in equities securities in its investment account, which were converted to cash.  The Company has re-invested approximately $4.9 million of the cash generated from the sale of equities into fixed income securities. As a result, the Company recorded gains of approximately $1.0 million during the three months ended July 31, 2017 as compared to no gain or loss in the same period of fiscal year 2017.

The decrease in interest expense for the nine months ended January 31, 2017 compared to the same period of fiscal year 2017 is the result of there being no credit line borrowings during the nine months ending January 31, 2017.

Income tax (benefit)

	Nine months					Three months
	Periods ended January 31,
	2018	2017	Change			2018	2017	Change
	$2,750	$(1,392)	$4,142	NM	%	$2,848	$(1,188)	$4,036	NM	%
Effective tax rate on pre-tax book income:
	(35.2)%	63.7%				(39.2)%	147%

We have recorded a provisional reduction to our U.S. deferred tax assets to reflect the new U.S. federal corporate tax rate. As a result, income tax expense for the three months ended January 31, 2018 includes a discrete income tax expense of approximately $4.8 million for the reduction in our net deferred tax assets.

The effective tax rate for the nine months ended January 31,2018 was (35.2) % compared to 63.7% in the nine months ended January 31, 2017. For the three months ended January 31, 2018 and 2017, the effective tax rates were (39.2) % and 147%, respectively. The current year effective tax rate primarily reflects the impact of the TCJA, deductible permanent differences and R&D credits included in the computation of U.S. federal and state income taxes.

The change in the effective tax rates in the nine and three months ended January 31, 2018 compared to prior periods is primarily due to changes in the earnings mix between U.S. and non-domestic operations, and discrete deferred income tax provisions related to the enactment of the TCJA and stock compensation in connection with the adoption of ASU 2016-09 in the first quarter of fiscal 2018. The new guidance requires all of the tax effects related to stock compensation be recorded discretely through income tax expense. Consequently, for the nine months ended January 31, 2018, the Company recorded a continuing operations income tax provision of $2,750, which includes a current year tax benefit of $2,255 which is reduced by a discrete income tax provision of $5,005. For the three months ended January 31, 2018, the Company recorded an income tax provision of $2,848, which includes a current tax benefit of $2,085 which is reduced by a discrete income tax provision of $4,933.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

Discontinued Operations

	Nine months				Three months
	Periods ended January 31,
	2018	2017	Change		2018	2017	Change
Net Loss	$(697)	$(599)	$(98)	16.4%	$(289)	$(42)	$(247)	NM	%

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the financial statements.  For the 9 months ended January 31, 2018, as compared to the same periods of fiscal year 2017, gross margin decreased approximately 18%.  SG&A expenses and R&D expenses decreased by approximately $126,000 and $19,000 respectively, compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $53.9 million at January 31, 2018 and $61.7 million at April 30, 2017.  Included in working capital at January 31, 2018 and April 30 2017, is $13.2 million and $10.0 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at January 31, 2018 is 7.1 to 1.

Cash provided by operations for the nine months ended January 31, 2018 were $2.8 million compared to $1.5 million in the comparable fiscal year 2017 period.  The increase cash flow in the fiscal year 2018 period resulted primarily from an increase in accounts receivable collections, compared to the balances as of the end of the previous fiscal year.  For the nine-month periods ended January 31, 2018 and 2017, the Company incurred approximately $8.3 million and $3.8 million, respectively, of non-cash operating expenses including depreciation and amortization, inventory reserve adjustments, accruals for employee benefit programs and gain on sale of marketable securities.

Net cash provided by investing activities for the nine months ended January 31, 2018, was $0.5 million compared to $85,000 in the same period of fiscal year 2017.    During the fiscal year 2018 period, marketable securities were sold or redeemed in the amount of $6.5 million compared to $3.9 million of such redemptions during the fiscal year 2017 period. For the fiscal year 2018, $5.0 million of marketable securities were purchased. There were no marketable securities purchased for the same period in 2017. In the nine months ended January 31, 2018 and 2017, the Company acquired property, plant and equipment in the amount of approximately $1.0 million and $3.7 million, respectively.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

Net cash provided by financing activities for the nine months ended January 31, 2018 and 2017 was $1,000 compared to approximately $6.0 million used in financing activities. During the three months ended January 31, 2017, the Company repaid the Note payable of $6 million related to the Line of Credit with JPMorgan that has subsequently been terminated.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of January 31, 2018, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the nine months ended January 31, 2018 and 2017, there were no repurchase of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. During fiscal year 2017, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2018, the Company anticipates securing additional customer funding for a portion of its research and development activities, and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal year 2017. The Company expects internally generated cash will be adequate to fund these development efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES
(Continued)

As of January 31, 2018, the Company’s consolidated funded backlog is approximately $16 million compared to $28 million at April 30, 2017, the end of fiscal year 2017.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2018 is approximately $7.6 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 19, 2019 and the foreseeable future.

Based upon the Company’s decision to sell its Gillam business and the associated presentation as Discontinued Operations, the Company believes that the effect on cash flow will be neutral. However, it is expected to have a positive cash effect when the intended sale is concluded. The Company is in active negotiation, with a potential foreign buyer, with a view toward completion of a transaction before April 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-
The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
(Registrant)

Date: March 19, 2018                                                                BY   /s/   Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer