Form 10-K
period 2018-04-30
FREQUENCY ELECTRONICS INC
filed 2018-07-30
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2017 - $45,800,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 as of July 26, 2018 – 8,729,682

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about November 1, 2018.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

Item 1.  Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as “Registrant”, “Frequency Electronics” or the “Company”) is a world leader in precision time and frequency generation technology, which is employed in commercial and Government Satellite Payload systems, Secure Communications, Command, Control, Communication, Computer, Intelligence, Security and Reconnaissance (“C4ISR”), and Electronic Warfare (“EW”) systems.  Its technology is used for a wide range of space and non-space applications.

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

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.  It is currently addressing new opportunities for next-generation atomic clocks and low G-sensitive oscillators for both space and terrestrial applications representing a potential for a significant increase in revenue for FEI products.  These products are applicable for both commercial and U.S. Government end-use.  Currently, approximately one thousand satellites with varying remaining useful life are operating in High/Geostationary, Medium and Low Earth Orbits.  The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as new satellites are added and older ones are replaced.  Furthermore, the U.S. Government is expected to issue a contract for additional satellites for the GPS III Follow-on program, and the Company is well positioned to compete for the onboard clock ensemble with its high-precision digital atomic frequency standard.

For the terrestrial secure communications and command and control market, the Company’s products support multiple C4ISR counter measures and EW applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” global positioning systems (“GPS”) signals may be mitigated by the Company’s technologies.  In addition, similar types of threats to the public and enterprise networks have been identified by the Department of Homeland Security.  The Company’s high precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

To address these markets, the Company has several corporate entities which operate under two reportable segments primarily based on the geographic locations of its subsidiaries. The two reportable segments are (1) FEI-NY, which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”) and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).

Frequency Electronics has made a strategic decision to focus on, satellite payloads, C4ISR and electronic warfare market segments, because these business areas represent significant opportunities for revenue growth.  Accordingly, the Company has divested its Gillam-FEI s.a. (“Gillam”) Belgium subsidiary, and is in the process of evaluating its options regarding FEI-Asia.

The Company determined that the assets and liabilities of the Gillam reportable segment met the discontinued operations criteria set forth in accounting principles generally accepted in the United States (“U.S. GAAP”) in the quarter ended April 30, 2017.  As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss. On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1 million in cash and a note receivable payable in three years for $1 million. The loss recorded due to the sale of Gillam was approximately $359,000.  For additional details see Note 2 to the Consolidated Financial Statements.

1.     FEI-NY - The Company’s satellite payload products for U.S. Government and commercial satellite programs are designed, developed and manufactured at its Long Island, New York facility.  At this location, the Company also applies its technology and know-how to products for the U.S. military and other U.S. Government agencies, as well as products for certain terrestrial commercial communications and other industrial applications.

FEI-Asia was established in fiscal year 2002 as a wholly-owned subsidiary of the Company, to be the Company’s Asia-based low-cost manufacturer of certain commercial communications products used primarily in the wireless and wireline markets as well as power grids.  FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

FEI-Elcom designs and manufactures Radio Frequency (“RF”) microwave modules, devices and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are mission critical for multiple applications in the EW market, including SATCOM communication, surveillance, signal intelligence (COMINT, MASINT and ELINT), threat simulation, electronic attack (“EA”) and electronic prevention (“EP”) systems.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market. We have taken steps to right-size the FEI-NY segment in response to the end market weakness while at the same time best positioning FEI to capture the eventual recovery in business.  These actions include headcount reductions; however, we are ensuring that these reductions will have no effect on the Company’s ability to provide on time delivery for present contractual obligations and to fully achieve its internal research and development objectives. We are also implementing a variety of operational improvements that are expected to improve efficiency and result in improved margins, including faster inventory turns and better cash flow.  We have consolidated FEI-Elcom’s manufacturing capabilities with other FEI-NY operations in an effort to reduce costs and improve margin.  This should have the collateral benefit of improving engineering efficiencies and more effective customer coverage.

2.     FEI-Zyfer - Precision time references for terrestrial secure communications and command and control, and frequency products that incorporate GPS technology are manufactured by the Company’s subsidiary, FEI-Zyfer.  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing (“SAASM”) applications.

For additional information about these reportable segments, see Item 1. Business – Reportable Segments and Products.

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 10 to the Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and FEI-Zyfer with historically minimal sales to outside customers.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) programs and to wireless communications networks.  The FEI-Zyfer segment, which operates out of California, designs and manufactures products which incorporate GPS technologies and rugged high-precision-clocks designed and manufactured at FEI-NY.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI-NY on joint product development activities.

During fiscal years 2018 and 2017, approximately 68% and 78%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  In fiscal years 2018 and 2017, sales for the FEI-Zyfer segment were 39% and 30% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and China.  During fiscal years 2018 and 2017, foreign sales comprised 6% and 9%, respectively, of consolidated revenues.  For segment information, see Note 14 to the Consolidated Financial Statements.

FEI-NY segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication systems and imbedded in mobile platforms operated by the U.S. military.  The Company has made a substantial investment in research and development (“R&D”) to apply its core technologies to satellite payloads, non-space DOD programs and commercial and industrial markets.  Revenues from satellite payloads, both for commercial and U.S. Government applications, have become the Company’s largest business area while the portion of network infrastructure sales has declined relatively.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for moving platforms of the U.S. military.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium) and other significant timing and frequency generation products for communication satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision frequency sources suited for high-end performance required in satellite transmissions, airborne telephony and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT Constellation, Intelsat EPIC, O3B, WAAS, MexSat, MSV, ICO, TerreStar, EchoStar, Inmarsat and others.  The Company is also positioned to potentially provide products for the large satellite constellations being planned for the very near future that will operate in low- or mid-earth orbits.

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System (GPS), the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or will participate - programs which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (PNT) needs.  The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above. In April 2018, the Company was selected by the Air Force Research Laboratory to develop an Advanced Rubidium Atomic Frequency Standard. FEI believes this technology will become the next generation atomic clock for space and terrestrial applications.

U.S. Government- Non-space:

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar and electronic countermeasures and timing systems.  The Company has developed and patented a low g-sensitivity (gravity) technology which offers a 100 times improvement in performance under shock, vibration and other environmental effects.  Products are built in accordance with DOD standards and are in use on many of the U.S. Government’s important military applications.  The Company anticipates that adequate funds will be provided by the U.S. Government to ensure that these programs are sustained.

FEI-Elcom addresses RF microwave modules and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonant oscillators and dielectric resonant oscillators.  These instruments and components are mission critical for many applications in the EW market, including SATCOM communication, surveillance, intelligence collection (SIGINT, COMINT, MASINT, and ELINT), threat simulation, EA and EP systems.

The Company’s sales on U.S. Government programs for both space and non-space applications are generally made under fixed price or cost-plus contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for government end-use.  For fixed-price contracts, the price paid to the Company is not subject to adjustment by reason of costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer.  These contracts are negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings. Cost-plus contracts reimburse the Company for the actual costs incurred in performance of the contract requirements.

As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence community is dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  However, the Company’s experience indicates that programs and/or product sales can be delayed due to periodic U.S. Government appropriations cycles.

The Air Force Research Laboratory contract awarded in April of 2018 is a cost-plus-fixed-fee contract (“CPFF”). The Company also has other CPFF contracts.  Under these contracts, the Company is able to recover all of its direct and indirect costs related to the programs plus a pre-determined fee.

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

In connection with a large CPFF contract, the DCAA initiated an Accounting System Audit which was successfully completed, allowing Frequency to enter into contracts directly with U.S. Government agencies that require government certified accounting systems, which further enables the Company to take advantage of future opportunities.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations (“FAR”) provisions.  In the event of a termination, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the year ended April 30, 2018.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products for precision time and frequency generation and synchronization, primarily incorporating GPS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS.  In most cases, FEI-Zyfer’s products are integrated into communications systems, computer networks, test equipment and military command and control terminals for ground and satellite link applications.  More than 85% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in the area of GPS capabilities and precision time for terrestrial secure communications and command and control.  Recently identified threats to the communication capabilities of U.S. Government facilities and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for communication and operational security.

BACKLOG

As of April 30, 2018, the Company’s consolidated backlog amounted to approximately $30 million compared to approximately $28 million at the end of the prior fiscal year.  Approximately 37% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2019. As of April 30, 2018, there are no amounts included in backlog under CPFF contracts that have not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users, totaled approximately 6% and 9%of net revenues in fiscal years 2018 and 2017, respectively.

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2018 and 2017, approximately 74% and 59%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2018, Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop Grumman”), and Thales Alenia Space (“Thales”), each accounted for more than 10% of FEI-NY segment revenues; additionally, Lockheed Martin accounted for more than 10% of the Company’s consolidated revenues.  During fiscal year 2017, Lockheed Martin, Northrop Grumman and Thales each accounted for more than 10% of FEI-NY segment revenues; additionally, Lockheed Martin and Northrop Grumman also each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2018, Raytheon Company (“Raytheon”) and Naval Supply Systems Command Fleet Logistics Center Norfolk Contracting Philadelphia Office (“NAVSUP”) each accounted for more than 10% of FEI-Zyfer segment revenues; additionally, Raytheon also accounted for more than 10% of the Company’s consolidated revenues.  During fiscal year 2017, Raytheon accounted for more than 10% of FEI-Zyfer’s revenues; additionally, Raytheon also accounted for more than 10% of the Company’s consolidated revenues.

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

RESEARCH AND DEVELOPMENT

The Company’s technological leadership continues to be an essential factor to support future growth in revenues and earnings.  The Company has focused its internal R&D efforts on improving the core physics and electronic packages in its time and frequency products, conducting research to develop new time and frequency technologies and capabilities, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems.  During fiscal years 2018 and 2017, the Company expended $7.0 million and $6.9 million of its own funds, respectively, on such R&D activity.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. During fiscal years 2018 and 2017, some of the Company’s development resources were applied to certain CPFF contracts and the design-stage of fixed-price satellite payload programs.  For fiscal year 2019 the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal 2018.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company’s technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for proprietary quartz oscillator technology which the Company intends to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration.

COMPETITION

The Company experiences competition in all areas of its business.  Many of the Company’s competitors are larger, have greater financial resources and have larger research and development and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence.  The Company has unique and broad capabilities which include quartz, rubidium and cesium-based timing references and specialized RF microwave technology.  With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop Grumman and Lockheed Martin as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, such as systems for precision time for terrestrial secure communication and command and control, and products for multiple applications in the EW market, the Company competes with larger domestic companies such as the previous Microsemi Corporation (now a part of Microchip Technology Inc.) and Mercury Systems.

The Company has previously outsourced certain manufacturing processes to third parties and to its wholly-owned subsidiary, FEI-Asia in Tianjin, China and to Russia-based Morion, in which the Company is a minority shareholder.  The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive edge.

EMPLOYEES

The Company employs approximately 300 full-time persons worldwide.  No employees are represented by labor unions.

OTHER ASPECTS

The Company’s business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of summer holiday periods.  No unusual working capital requirements exist. Our U.S. Government contracts are subject to Federal Acquisition Regulations (“FARS”). The FARS impose various requirements and failure to comply could potentially have consequences.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Stanton D. Sloane	-	President and Chief Executive Officer
Martin B. Bloch	-	Chief Scientist and Executive Chairman of the Board
Markus Hechler	-	Executive Vice President, President of FEI Government Systems, Inc. and Secretary and Treasurer
Oleandro Mancini	-	Senior Vice President, Business Development
Steven Strang	-	President, FEI-Zyfer
James Davis	-	President, FEI-Elcom
Thomas McClelland	-	Vice President, Advanced Development
Adrian Lalicata	-	Vice President, RF & Microwave Systems
Steven L. Bernstein	-	Chief Financial Officer

Stanton D. Sloane, age 67, was elected President and Chief Executive Officer effective, May 1, 2018. Since September 2017, Dr. Sloane has served as the Chief Operating Officer of the Company and as a Director of the Company since August 2016. Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016.  Prior to joining Comtech, Dr. Sloane was President and CEO and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015.  Prior to that, he served as President and CEO and a Director of SRA International, Inc. (“SRA”), a publicly traded information solutions company. He served as President and CEO of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm.  Prior to joining SRA, he was Executive Vice President of Lockheed Martin’s Integrated Systems & Solutions from June 2004 until April 2007.  He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses.  He also served as an officer in the U.S. Navy from 1976 until 1981.  Dr. Sloane holds a bachelor’s degree in Professional Studies (Aeronautics) from Barry University, a master’s degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University.

Martin B. Bloch, age 82, has been a Director of the Company and of its predecessor since 1961.  Effective May 1, 2018, Mr. Bloch was elected Executive Chairman of the Board of Directors and will continue to serve the Company in his position of Chief Scientist. Mr. Bloch previously held the positions of President and Chief Executive Officer and has held such positions since inception of the Company, except for the period from December 1993 through October 1998 when General Joseph Franklin (ret) held the CEO position.  Previous to forming the Company, Mr. Bloch served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Markus Hechler, age 72, joined the Company in 1967.  He was elected to the position of Executive Vice President in February 1999, prior to which he served as Vice President, Manufacturing since 1982.  In October 2001, he was named President of the Company’s subsidiary, FEI Government Systems, Inc.  He has served as Assistant Secretary since 1978, and in April 2016 was appointed Secretary and Treasurer.

Oleandro Mancini, age 69, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 54, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.

James Davis, age 65, is the President of FEI-Elcom Tech, Inc. which the Company acquired in February 2012.  Mr. Davis was named an officer of the Company in October 2013.  Mr. Davis became the president of Elcom Technologies, Inc., the pre-acquisition company, on September 20, 2007.  Prior to joining FEI-Elcom, Mr. Davis held leadership positions at other technology companies including General Manager of Hewlett Packard’s (Agilent) Semiconductor Systems Center, Vice President and General Manager of Schlumberger Technologies N.A. and Vice President and General Manager of Gretag Macbeth LLC.  Mr. Davis also held the rank of Captain as a U.S. Army Special Forces Team Commander.

Thomas McClelland, age 63, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 71, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 53, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The Company operates out of several facilities located around the world.  Each facility is used for manufacturing its products and for administrative activities.  The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Long Island, NY	93,000	Lease
Garden Grove, CA	27,850	Lease
Tianjin, China	28,000	Lease
Northvale, NJ	9,000	Lease

The Company’s facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County.  In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. (“Reckson”), leasing back the space that it presently occupies.

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods.  The Company is currently in the second 5-year renewal period paying annual rent of $800,000 per year plus its pro rata share of real estate taxes and the costs of utilities and insurance.  The lease was scheduled to end in January 2019.  On July 25, 2018, the Company signed an amendment to the lease with RA 55 CLB LLC (as successor-in-interest to Reckson) which extends the current lease terms ten years and eight months through September 30, 2029. Pursuant to the amendment to the lease agreement, the Company shall pay a gradually increasing annual rent of $1,046,810 in 2019 to $1,276,056 in 2029. The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer.  The facility consists of a combination office and manufacturing space.  The Company has signed a second amendment to the lease, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease is renewable bi-annually with monthly rent of $1,000 through August 2018.  The facility is adequate for the near-term manufacturing expectations for the Company.

FEI-Elcom entered into a new lease agreement on February 1, 2018 in Northvale, New Jersey. The facility consists of a combination office and manufacturing space.  The lease, which expires in January 31, 2021, requires monthly payments of $9,673.

Item 3.  Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business.  As of July 30, 2018, the Company is not a party to any material legal proceeding.

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

FISCAL QUARTER	HIGH SALE	LOW SALE
2018–
FIRST QUARTER	$10.76	$7.91
SECOND QUARTER	10.00	7.53
THIRD QUARTER	9.94	8.66
FOURTH QUARTER	10.59	8.55
2017 –
FIRST QUARTER	$11.99	$8.60
SECOND QUARTER	11.99	9.05
THIRD QUARTER	11.24	9.00
FOURTH QUARTER	11.50	10.29

As of July 26, 2018, the approximate number of holders of record of common stock was 655.  The closing share price of the Company’s stock on April 30, 2018 was $8.81.  The closing share price of the Company’s stock on July 26, 2018 was $7.90.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  No dividends were declared or paid during fiscal years 2018 and 2017.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2018 or 2017.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,495,500	$8.91	164,827

(1)	The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

Not Applicable.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates, including estimating the cost to complete a contract, the realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

Revenues under larger, long-term contracts, which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the percentage of completion method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross profit percentage for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving materials, obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write-downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.  The Company has implemented additional policies to better manage inventory going forward, and feels it is better positioned for the future after these events.

Income Taxes

Our income tax expense, deferred tax asset and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to tax in the U. S. and foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2018, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties recognized on income taxes are recorded as income tax expense.

RESULTS OF OPERATIONS

Discontinued Operations Presentation

The results of Gillam for fiscal years ended April 30, 2018 and 2017 are presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2018 and 2017, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2018	2017
Revenues
FEI-NY	68.4%	78.4%
FEI-Zyfer	38.8	29.5
Less intersegment revenues	(7.2)	(7.9)
	100.0	100.0
Cost of Revenues	86.9	77.7
Gross profit	13.1	22.3
Selling and Administrative expenses	26.9	23.6
Research and Development expenses	17.6	13.7
Operating Loss	(31.4)	(15.0)
Other Income (Expenses), net	2.8	1.0
Provision (Benefit) for Income Taxes	28.4	(4.2)
Loss from continuing operations	(57.0)	(9.8)
(Loss) Income from discontinued operations, net of tax	(2.5)	0.2
Loss on sale of discontinued operations	(0.9)	0
Net Loss	(60.4)%	(9.6)%

Revenues

Fiscal years ended April 30, (in thousands)
			Change
	2018	2017	$	%
FEI-NY	$26,936	$39,486	$(12,550)	(32%)
FEI-Zyfer	15,272	14,853	419	3%
Intersegment sales	(2,801)	(3,988)	1,187
	$39,407	$50,351	$(10,944)	(22%)

Fiscal year 2018 compared to fiscal year 2017:

Fiscal 2018 revenues from satellite programs, the Company’s largest business area in fiscal 2017, decreased by $8.3 million, or 37%, compared to the prior fiscal year.  This decrease is in resulted from the protracted slowdown in commercial communications satellite procurement and reflects reductions in orders received from satellite service providers by the Company’s major customers.  Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage of completion method.  Sales revenues from non-space U.S. Government/DOD customers decreased by approximately $1.7 million or 9% compared to prior fiscal year. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 45% and 38% of consolidated revenues for fiscal years 2018 and 2017, respectively.  For the year ended April 30, 2018, other commercial and industrial sales accounted for approximately 19% of consolidated revenues compared to approximately 17% for fiscal year 2017.  Sales in this business area were $7.6 million for the year ended April 30, 2018 compared to $8.6 million for the preceding year.

Gross Profit

	Fiscal years ended April 30,
	(in thousands)
			Change
	2018	2017	$	%
	$5,163	$11,249	$(6,086)	(54%)
Gross Profit Percentage	13.1%	22.3%

For the year ended April 30, 2018, the gross profit and gross profit percentage both decreased compared to the prior year. The lower gross profit and gross profit percentage is the result of lower revenues, increased repair costs, unabsorbed manufacturing overhead costs and $5.6 million of inventory adjustments.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2018	2017	$	%
$10,608	$11,898	$(1,290)	(11%)

In the fiscal years ended April 30, 2018 and 2017, selling and administrative costs (“SG&A”) were 27% and 24%, respectively, of consolidated revenues. SG&A increased as a percentage of consolidated revenues due to the magnitude of the decrease in revenues as compared to the decrease in SG&A. The percentage decrease of SG&A was impacted by the year over year decline in revenues.  A reduction in other SG&A consisted primarily of a reduction in deferred compensation expense of $1.1 million and in professional fees of $238,000. Stock compensation expenses which are included in total SG&A were $275,000 and $424,000 in 2018 and 2017, respectively.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2018	2017	$	%
$6,950	$6,876	$74	1%

During fiscal 2018, the Company continued its accelerated R&D activity. As a percentage of consolidated revenue, R&D spending for the years ended April 30, 2018 and 2017 was approximately 18% and 14%, respectively. These R&D efforts address large business opportunities in secure communications command and control, and satellite systems that require advanced technologies and capabilities going forward. The Company believes it enjoys a competitive edge and has a head start in the development of these technologies.

The Company also engages in customer-funded R&D activity. The funds received in connection therewith appear in revenues and the associated expenses are included in Costs of revenues and are not included in the table above.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company believes that internally generated cash and cash reserves are adequate to fund its R&D activity.

Operating (Loss)

Fiscal years ended April 30,
(in thousands)
		Change
2018	2017	$	%
$(12,395)	$(7,525)	$(4,870)	65%

For fiscal year ended April 30, 2018, the Company recorded an operating loss of 32% of revenues compared to an operating loss of 15% of revenues for fiscal 2017. The operating loss included approximately $5.6 million inventory adjustment, approximately $3.0 of unabsorbed manufacturing overhead costs and additional effects of declining sales.

Other Income (Expense)

Fiscal years ended April 30,
(in thousands)
			Change
	2018	2017	$	%
Investment income	$1,268	$549	$719	131%
Interest expense	(79)	(150)	71	(47%)
Other income (expense), net	(69)	87	(156)	(179%)
	$1,120	$486	$634	130%

During fiscal year 2018, investment income included gains on the sale or redemption of marketable securities of approximately $1,047,000 compared to a loss of approximately $28,000 during fiscal year 2017.  In fiscal year 2018, the Company received approximately $220,000 in interest and dividends compared to $575,000 in the prior year. In the fiscal 2018 year the Company received dividends of approximately $85,000 compared to approximately $250,000 in the prior year.

Income Tax Provision (Benefit)

Fiscal years ended April 30,
(in thousands)
		Change
2018	2017	$	%
$11,176	$(2,115)	$13,291	(628%)

Effective tax rate on pre-tax book income:

(99.12%)	30.0%

On December 22, 2017 the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Act”) was enacted into law. The Act makes comprehensive changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carry-forwards created in tax years beginning after December 31, 2017, as well as the repeal of the current carryback provisions for net operating losses arising in tax years ending after December 31, 2017; (3) immediate full expensing of certain qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) repeal of the deduction for income attributable to domestic production activities; and (7) changes in the manner in which international operations are taxed in the U.S. including a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

Although the majority of the changes resulting from the Act are effective for tax years beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment. During the three months ended January 31, 2018, we revalued our deferred tax assets at the lower federal corporate tax rate of 21%, which resulted in a provisional non-cash charge to income tax expense of approximately $5.3 million. For fiscal taxpayers, the rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. As such, the Company’s blended U.S. statutory tax rate for fiscal 2018 is 29.73%. Our deferred tax assets, inclusive of the fiscal 2018 tax loss, would be realized in future years at the lower corporate tax rate of 21%. As of April 30, 2018, the Company has a full valuation allowance against its net U.S. deferred tax assets.

The TCJA introduced a mandatory deemed repatriation tax on the earnings of foreign corporations that were not previously subject to U.S. income tax. In accordance with the guidelines provided by the Act, we aggregated untaxed earnings and profits and calculated a provisional one-time transition income tax liability of $0. With the sale of Gillam and the election to treat FEI-Asia as a disregarded entity for U.S. tax purposes, the Company is not subject to the Global Intangible Low Tax Income (“GILTI”) provision provided for by the Act in tax years beginning after December 31, 2017.

While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate and transition tax, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA, (ii) potential additional guidance from the SEC or the Financial Accounting Standards Board (“FASB”) related to the TCJA, and (iii) the Company’s further assessment of the TCJA and related regulatory guidance. The Company is not complete in its assessment of the impact of the TCJA on its income tax accounts and financial statements.

For the year ended April 30, 2018, the Company recognized an income tax provision of $11.2 million related to a current year domestic pretax loss compared to an income tax benefit of $2.1 million in the prior year related to a domestic pretax loss.  The Company intends to carry back a portion of the fiscal 2018 capital loss for a refund of taxes paid in prior years. Due to the repeal of the current carry back provisions for U.S. federal net operating losses arising in tax years ending after December 31, 2017, the application for a claim of refund is limited to a carryback of state net operating losses for a refund of state taxes paid in prior years.

The Company’s effective tax rate of (99.12%) differs from the U.S. federal blended statutory rate of 29.73% primarily due to the impact of TCJA and the establishment of a full valuation allowance against its U.S. net deferred tax assets, partially offset by a reduction of unrecognized tax benefits under ASC 740. (See Note 12 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate, the components of deferred taxes and a tabular roll-forward of unrecognized tax benefits.)

As of April 30, 2018, we are in a three-year cumulative loss position which is considered to be a significant piece of negative evidence that is objectively verifiable. We also considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on the weighting of all available evidence, both positive and negative evidence, most notably the three-year cumulative loss and declining sales during the fourth quarter which led to the recognition of a $5.6 million inventory impairment charge and additional losses, we determined that it was appropriate to establish a full valuation allowance against our U.S. net deferred tax assets during the quarter ended April 30, 2018. Although recognition of the valuation allowance for our net deferred tax assets is a non-cash charge to income tax expense of approximately $9.6 million, it did have a negative impact on net loss for the quarter and fiscal year ended April 30, 2018. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

For the year ended April 30, 2018, the valuation allowance increased by approximately $9.4 million. The valuation allowance increased by $9.6 million for the establishment of a full valuation allowance against our U.S. net deferred tax assets, adjusted by the U.S. federal corporate rate reduction for the enactment of the Act, and current year U.S. losses not benefited offset by a release of a $0.2 million valuation allowance recorded against Asia net operating loss carry-forwards.

As of April 30, 2018, the Company has U.S. federal net operating losses of $24.5 million of which $4.4 million begins to expire in Fiscal 2023 through 2031, if not utilized, and are subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $20.1 million have an indefinite carry-forward period. The Company’s Asia subsidiary has available net operating loss carry-forwards of $2.0 million which begin to expire in 2019 through 2023. The U.S. federal capital loss carry-forward of $9.2 million expires in 2023. The Company also has state net operating loss carry-forwards, R&D tax credits, and state tax credits that expire in various years and amounts.

Discontinued Operations

	Fiscal years ended April 30,
	(in thousands)
			Change
	2018	2017	$	%
Net Income (Loss)	$(1,326)	$103	$(1,429)	NM

The above table represents the net income (loss) for the Gillam segment accounted for as discontinued operations as presented in Note 2 to the Consolidated Financial Statements. Revenues for 2018 decreased by approximately $1.3 million compared to the prior fiscal year. The gross profit decreased approximately $200,000 and gross profit percentage increased in fiscal 2018. Combined SG&A and R&D expenses for fiscal 2018 increased approximately 10% compared to fiscal 2017, resulting in an operating loss of $958,000 compared $544,000 in fiscal 2017. In fiscal 2017 the Company recognized a deferred tax asset, net of valuation allowance, of $650,000 for its excess outside tax basis in the common shares of Gillam. The corresponding tax benefit was allocated to discontinued operations for that period.

On April 26, 2018, the Company sold Gillam to a European entity in a stock purchase agreement, for $1 million in cash and a note receivable payable in three years for $1 million.  The loss recorded due to the sale of Gillam was approximately $359,000. As such, Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

LIQUIDITY AND CAPITAL RESOURCES

Net positive cash flow from operations was $3.3 million in fiscal 2018 and $3.5 million in fiscal 2017.  The Company generated positive cash flow from operations despite the reported operating loss for both fiscal years.  The Company’s balance sheet continues to reflect a highly liquid position with working capital of $46.8 million at April 30, 2018.  Included in working capital at April 30, 2018 is approximately $14.0 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2018 is 9.9 to 1 compared to 8.6 to 1 at the end of the prior fiscal year.

During fiscal years 2018 and 2017, the Company incurred $18.4 million and $11.3 million, respectively, in non-cash charges to earnings, including adjustments relating to the sale of Gillam, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation.  During fiscal year 2018, operating cash was increased by decreases in inventory, accounts payable, and accounts receivable.  During fiscal year 2017, operating cash was increased by decreases in inventory, accounts payable, and accrued liabilities.

Net cash provided by investing activities for the fiscal year ended April 30, 2018 was $286,000 compared to $1.4 million used in fiscal year 2017.  In fiscal year 2018, investing activities included net proceeds from the sale of Gillam of approximately $188,000, net proceeds from the redemption, sale or purchase of marketable securities for approximately $1.5 million and uses of cash for the acquisitions of capital equipment and other long-term assets for approximately $1.4 million.  In fiscal year 2017, investing activities included net proceeds from the redemption, sale or purchase of marketable securities for approximately $3.8 million and uses of acquisitions of capital equipment and other long-term assets for approximately $5.2 million. The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

Cash provided by financing activities for the current year was $0 compared to $6.7 million used in the prior year consisting of the net principal balance repayment of $6 million to JPMorgan Chase Bank, N.A (“JP Morgan”) and the tax effect arising from the exercise of stock-based awards.  On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility. As of April 30, 2018, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability.  During fiscal year 2018, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2019, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2018.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

The Company’s international business may be subject to changes where contracts are delineated in other than U.S. Dollars.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2018, the Company’s consolidated backlog amounted to approximately $30 million as compared to approximately $28 million at the beginning of the fiscal year. See Item 1. Business – Backlog.  Approximately 37% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2019.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company’s liquidity is adequate to meet its operating and investment needs through at least July 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be early adopting and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company does not intend to adopt this update early and is currently re-evaluating the impact of this standard on our consolidated financial statements, due to the new lease amendment dated July 25, 2018, for our company headquarters in New York, when adopted beginning in fiscal 2020.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted this standard May 1, 2017 with no impact on the reported amounts of assets, liabilities or net loss.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017. On May 1, 2018 the first quarter of fiscal 2019, the Company is required to adopt ASU 2014-19.  The Company has decided it will adopt it using the modified-retrospective method, which will result in a cumulative-effect adjustment as of the date of adoption, to accumulated deficit.  A significant portion of our business that is not being accounted for presently as percentage of completion is from contracts where the end customer is the U.S. Government.  For these production-type order contracts under which revenue recognition is currently as units are delivered, revenue will be recognized over time from the inception of the contract as part of the adoption of this ASU.  As a result, the Company will begin recognizing revenue earlier under these contracts. The Company estimates that there will be an increase of approximately $800,000 as an opening adjustment to Accumulated Deficit and costs and estimated earning in excess of billings on uncompleted contracts upon adoption of this pronouncement.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal year 2018, as in fiscal year 2017, the impact of inflation on the Company’s business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frequency Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the “Company”) as of April 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2008.

EISNERAMPER LLP

New York, New York

July 30, 2018

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

Years ended April 30, 2018 and 2017

(In thousands, except par value)

	2018	2017
ASSETS:
Current assets:
Cash and cash equivalents	$7,869	$2,163
Marketable securities	6,149	7,815
Accounts receivable, net of allowance for doubtful accounts of $181 in 2018 and $187 in 2017	4,268	10,986
Costs and estimated earnings in excess of billings, net	5,094	7,964
Inventories, net	26,186	29,051
Prepaid income taxes	1,459	2,606
Prepaid expenses and other	1,050	1,105
Current assets of discontinued operations	-	8,165
Total current assets	52,075	69,855
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,127	14,813
Deferred income taxes	-	11,902
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance	13,915	13,376
Other assets	2,850	2,187
Non-current assets of discontinued operations	-	569
Total assets	$83,584	$113,319
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable - trade	$1,841	$2,437
Accrued liabilities	3,416	3,425
Current liabilities of discontinued operations	-	2,249
Total current liabilities	5,257	8,111
Deferred compensation	13,541	13,252
Deferred rent and other liabilities	1,524	1,409
Non-current liabilities of discontinued operations	-	1,215
Total liabilities	20,322	23,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,867 outstanding in 2018; 8,817 outstanding in 2017	9,164	9,164
Additional paid-in capital	56,439	55,767
(Accumulated deficit) Retained earnings	(65)	23,712
	65,538	88,643
Common stock reacquired and held in treasury - at cost (297 shares in 2018 and 347 shares in 2017)	(1,361)	(1,592)
Accumulated other comprehensive (loss) income	(915)	2,281
Total stockholders’ equity	63,262	89,332
Total liabilities and stockholders’ equity	$83,584	$113,319

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended April 30, 2018 and 2017

	2018	2017
	(In thousands, except per share data)

Revenues	$39,407	$50,351
Cost of revenues	34,244	39,102
Gross profit	5,163	11,249
Selling and administrative expenses	10,608	11,898
Research and development expenses	6,950	6,876
Loss from operations	(12,395)	(7,525)
Other income (expense):
Investment income	1,268	549
Interest expense	(79)	(150)
Other (expense) income, net	(69)	87
Loss before provision (benefit) for income taxes	(11,275)	(7,039)
Provision (benefit) for income taxes	11,176	(2,115)
Net loss from continuing operations	(22,451)	(4,924)
(Loss) income from discontinued operations, net of tax	(967)	103
Loss on sale of discontinued operations	(359)	-
Total (loss) income from discontinued operations	(1,326)	103
Net loss	$(23,777)	$(4,821)
Net loss per common share:
Basic and diluted loss from continuing operations	$(2.54)	$(0.56)
Basic and diluted (loss) earnings from discontinued operations	$(0.15)	$0.01
Basic and diluted loss per share	$(2.69)	$(0.55)

Average shares outstanding:
Basic and diluted	8,841	8,787

Consolidated Statements of Comprehensive Loss
Net loss	$(23,777)	$(4,821)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,904)	(38)
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $(360) and ($182), respectively	(507)	352
Reclassification adjustment for realized gains included in net income, net of tax of $262 and $57, respectively	(785)	3
Total unrealized (loss) gain on marketable securities, net of tax	(1,292)	355

Total other comprehensive (loss) income	(3,196)	317
Comprehensive loss	$(26,973)	$(4,504)

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2018 and 2017

	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(22,451)	$(4,924)
Net (loss) income from discontinued operations	(1,326)	103
Net loss	(23,777)	(4,821)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	9,638	(1,355)
Depreciation and amortization	2,484	2,638
Deferred lease obligation and other liabilities	(192)	1,265
Provision for losses on accounts receivable, inventories and warranty reserve	5,350	4,788
(Gains) losses on marketable securities	(1,047)	28
Loss on sale of fixed and other assets, net	77	42
Employee benefit plans expense	1,294	2,519
Stock-based compensation expense	470	662
Tax effect from exercise of stock-based compensation	-	671
Loss on sale of Gillam	359	-
Changes in operating assets and liabilities:
Accounts receivable	5,898	(3,602)
Costs and estimated earnings in excess of billings	2,970	4,663
Inventories	(2,105)	2,172
Prepaid expenses and other	61	(143)
Other assets	(1,555)	(470)
Accounts payable - trade	379	(746)
Accrued liabilities	235	(829)
Income taxes refundable (payable)	3,311	(3,099)
Other liabilities	(559)	(877)
Cash provided by operating activities – continuing operations	3,291	3,506
Cash provided by operating activities – discontinued operations	1,242	382
Net cash provided by operating activities	4,533	3,888

Cash flows from investing activities:
Proceeds from sale of Gillam	188	-
Purchase of marketable securities	(4,961)	(575)
Proceeds from sale or redemption of marketable securities	6,477	4,397
Capital expenditures	(1,418)	(5,233)
Cash provided by (used in) investing activities – continuing operations	286	(1,411)
Cash provided by (used in) investing activities – discontinued operations	55	(40)
Net cash provided by (used in) investing activities	341	(1,451)

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2018 and 2017

(Continued)

	2018	2017
	(In thousands)
Cash flows from financing activities:
Proceeds from credit line borrowing	$-	$(6,000)
Tax effect from exercise of stock-based compensation	-	(671)
Cash used in financing activities – continuing operations	-	(6,671)
Cash used in financing activities – discontinued operations	-	-
Net cash used in financing activities	-	(6,671)

Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	4,874	(4,234)

Effect of exchange rate changes on cash and cash equivalents	257	890

Net increase (decrease) in cash and cash equivalents	5,131	(3,344)

Cash and cash equivalents at beginning of year	2,738	6,082

Cash and equivalents at end of year	7,869	2,738

Less cash and equivalents of discontinued operations at end of year	-	575

Cash and cash equivalents of continuing operations at end of year	$7,869	$2,163

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$79	$146
Income taxes	$325	$335

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2018 and 2017

(In thousands, except share data)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2016	9,163,940	$9,164	$55,576	$28,533	411,384	$(1,885)	$1,964	$93,352
Contribution of stock to 401(k) plan			274		(47,839)	219		493
Stock-based compensation expense			658		(850)	4		662
Change in excess tax benefits from stock-based compensation			(671)					(671)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(70)		(15,273)	70		-
Change in unrealized gains and losses on marketable securities, net of taxes							355	355
Foreign currency translation adjustment							(38)	(38)
Net Loss				(4,821)				(4,821)
Balance at April 30, 2017	9,163,940	9,164	55,767	23,712	347,422	(1,592)	2,281	89,332
Contribution of stock to 401(k) plan			219		(46,628)	214		433
Stock-based compensation expense			457		(2,850)	13		470
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(4)		(861)	4		-
Change in unrealized gains and losses on marketable securities, net of taxes							(1,292)	(1,292)
Foreign currency translation adjustment							(1,904)	(1,904)
Net loss				(23,777)				(23,777)
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262

The accompanying notes are an integral part of these financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018 and 2017

1.   Summary of Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the “Company” or “Registrant”).  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 14 for information regarding the Company’s business segments: (1) FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”) and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).  Intercompany accounts and significant intercompany transactions are eliminated in consolidation.

These financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates.

Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  Such investments may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits.  No losses have been experienced on such investments.

Marketable Securities:

Marketable securities consist of investments in common stocks, including exchange-traded funds, corporate debt securities and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of two financial institutions at April 30, 2018 and April 30, 2017.  Investments in debt and equity securities are categorized as available for sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

Inventories:

Inventories, which consist of finished goods, work-in-process, raw materials and components, are accounted for at the lower of cost (specific and average) or net realizable value.

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

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment on at least an annual basis at year end.  When it is determined that the carrying value of goodwill may not be recoverable, the Company writes down the goodwill to an amount commensurate with the revised value of the acquired assets.  The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill is not impaired as of April 30, 2018 and 2017.

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

April 30, 2018 and 2017

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Program costs for which production-level orders cannot be determined as probable are written down in the period in which that assessment is made.

Comprehensive Loss:

Comprehensive loss consists of net income and other comprehensive loss.  Other comprehensive loss includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year and the effects of foreign currency translation adjustments.

Research and Development Expenses:

The Company engages in research and development (“R&D”) activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include direct labor, manufacturing overhead, direct materials and contracted services.  Such costs are expensed as incurred. The Company also engages in customer-funded R&D activity. The customer funds received in connection therewith appear in revenues and the associated expenses are included in Costs of revenues and are not included in R&D expenses.

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

The Company analyzes its tax positions under accounting standards which prescribe recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Interest and penalties recognized on income taxes are recorded as income tax expense.

Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options and stock appreciation rights. Diluted earnings per share are not computed where the if-converted effect of such items would be anti-dilutive.

Fair Values of Financial Instruments:

Cash and cash equivalents, short-term credit obligations, long term debt and cash surrender value are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”).  The Company is unable to reasonably estimate a fair value for this investment.

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in the People’s Republic of China. The Company is vulnerable to currency risks in this country.  The local currency is the functional currency of FEI-Asia.  No foreign currency gains or losses are recorded on intercompany transactions since they are affected at current rates of exchange.  The results of operations of FEI-Asia, when translated into U.S. dollars, reflect the average rates of exchange for the periods presented.  The balance sheet of FEI-Asia, except for equity accounts which are translated at historical rates, are translated into U.S. dollars at the rate of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

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

The weighted average fair value of each option or stock appreciation right (“SAR”) has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2018	2017
Expected volatility	35%	35%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.85%	1.85% and 1.14%
Expected lives	5.0 years	5.0 years

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables.  The Company maintains accounts at several commercial banks at which the balances exceed FDIC limits.  The Company has not experienced any losses on such amounts.  Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the U. S.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

New Accounting Pronouncements:

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard to have an immaterial effect on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how certain cash receipts and payments should be presented in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The update is not expected to have a material impact on the financial statements when it becomes effective in the first quarter of fiscal year 2019.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which replaces the incurred loss impairment methodology in current generally accepted accounting principles U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal year 2021.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company does not intend to adopt this update early and is currently re-evaluating the impact of this standard on our consolidated financial statements, due to the new lease amendment dated July 25, 2018, for our company headquarters in New York, when adopted beginning in fiscal 2020.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted this standard May 1, 2017 with no impact on the reported amounts of assets, liabilities or net loss.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures.  The required disclosures will include both quantitative and qualitative information about the amount, timing and uncertainty of revenue from contracts with customers and the significant judgments used.  Entities can retrospectively apply ASU 2014-09 or use an alternative transition method.  In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  This ASU is effective for public companies for annual reporting periods beginning on or after December 15, 2017. On May 1, 2018 the first quarter of fiscal 2019, the Company is required to adopt ASU 2014-19.  The Company has decided it will adopt it using the modified-retrospective method, which will result in a cumulative-effect adjustment as of the date of adoption, to accumulated deficit.  A significant portion of our business that is not being accounted for presently as percentage of completion is from contracts where the end customer is the U.S. Government.  For these production-type order contracts under which revenue recognition is currently as units are delivered, revenue will be recognized over time from the inception of the contract as part of the adoption of this ASU.  As a result, the Company will begin recognizing revenue earlier under these contracts. The Company estimates that there will be an increase of approximately $800,000 as an opening adjustment to Accumulated Deficit and costs and estimated earning in excess of billings on uncompleted contracts upon adoption of this pronouncement.

2.   Discontinued Operations

In December 2016, the Company entered into a contingent share purchase agreement with certain foreign parties with respect to a potential sale of Gillam, the Company’s Belgian subsidiary.  However, these parties did not perform their obligations under that agreement, and the Company continued to negotiate with others with respect to a potential sale.  Subsequently, in April 2017, the Company decided to sell its Gillam business in any event as soon as practicable. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in U.S. GAAP in the quarter ended April 30, 2017. On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1 million in cash received on April 27, 2018, and a note receivable payable in three years for $1 million.  The loss recorded due to the sale of Gillam was approximately $359,000. The calculation of the loss was the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining equity amounts of Gillam reduced by the cash and note received. As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

Summarized operating results for the Gillam discontinued operations for the years ended April 30, 2018 and 2017, respectively, were as follows (in thousands):

	For the years ended April 30,
	2018	2017
Revenues	$4,694	$5,985
Cost of revenues	3,314	4,407
Gross profit	1,380	1,578
Selling and administrative expenses	1,902	1,714
Research and development expenses	436	408
Operating Loss	(958)	(544)
Other income (expense):
Investment loss	-	(3)
Other income (expense), net	(9)	-
Loss before provision for income taxes	(967)	(547)
Provision for income taxes	-	650
Net (loss) income	(967)	103
Net loss from sale of discontinued operations	(359)	-
Total net (loss) income from discontinued operations	$(1,326)	$103

The carrying amounts of assets and liabilities for the Gillam discontinued operations for the years ended April 30, 2018 and 2017, respectively, were as follows (in thousands):

	April 30,
	2018	2017

Cash and cash equivalents	$-	$575
Accounts receivable, net of allowance for doubtful accounts	-	3,202
Inventories, net	-	3,980
Prepaid expenses and other	-	408
Total current assets of discontinued operations	$-	$8,165
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	$-	$555
Investments	-	14
Deferred taxes – non-current	-	-
Total non-current assets of discontinued operations	$-	$569

Accounts payable – trade	$-	$949
Accrued liabilities	-	1,300
Total current liabilities of discontinued operations	-	2,249
Deferred rent and other liabilities	-	1,215
Total non-current liabilities of discontinued operations	$-	$1,215

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

3.        Earnings Per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings Per Share for the years ended April 30, 2018 and 2017, respectively, were as follows (in thousands):

	Years ended April 30,
	2018	2017
Basic EPS Shares outstanding (weighted average)	8,841,166	8,787,082
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	8,841,166	8,787,082

** For the years ended April 30, 2018 and 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period. The exercisable shares excluded for 2018 and 2017 are 1,259,500 and 1,280,625, respectively. The effect of dilutive securities for 2018 and 2017 would have been 127,536 and 192,523, respectively.

4.    Costs and Estimated Earnings in Excess of Billings

At April 30, 2018 and 2017, costs and estimated earnings in excess of billings, net, consisted of the following:

	2018	2017
	(in thousands)
Costs and estimated earnings in excess of billings	$5,266	$8,890
Billings in excess of costs and estimated earnings	(172)	(926)
Net asset	$5,094	$7,964

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis.  During the years ended April 30, 2018 and 2017, revenue recognized under percentage of completion contracts was approximately $16.7 million and $26.4 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  There were no contract losses for the fiscal year ended April 30, 2018. Total contract losses at April 30, 2017 were approximately $300,000.

5.    Inventories

Inventories at April 30, 2018 and 2017, respectively, consisted of the following (in thousands):

	2018	2017
Raw Materials and Component Parts	$16,206	$17,702
Work in Progress	8,216	7,340
Finished Goods	1,764	4,009
	$26,186	$29,051

As of April 30, 2018, and 2017, approximately $25.2 million and $28.2 million, respectively, of total inventory was located in the U.S. and $1.0 million and $0.8 million, respectively, was located in China.  For the year ended April 30, 2018, the Company recorded a non-cash write-down of approximately $5.6 million of inventory. Inventory write-down resulted from two principal factors; (1) adoption by satellite manufacturers of policies precluding the use of parts and components over ten years old. This policy was unanticipated and resulted in reduced likelihood of FEI being able to use inventory that exceeds that threshold, and (2) changing technology associated with the advanced analog-to-digital converters which enables direct synthesis of certain frequencies for which FEI previously provided frequency conversion technology, reducing the likelihood that some parts and components associated with frequency conversion will be usable.  For the year ended April 30, 2017, the Company recorded a non-cash write-down of approximately $5 million of inventory relating to wire-line copper-based synchronization products in the FEI-Zyfer segment.  Additionally, in fiscal 2017 the Company recorded $2 million of inventory adjustments in the FEI-NY segment.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

6.           Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2018 and 2017, consisted of the following (in thousands):

	2018	2017
Buildings and building improvements	$2,790	$2,646
Machinery, equipment and furniture	57,503	56,435
	60,293	59,081
Less, accumulated depreciation	(46,166)	(44,268)
	$14,127	$14,813

Depreciation and amortization expense for the years ended April 30, 2018 and 2017 was $2,466,000 and $2,610,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2018 and 2017 was approximately $466,000 and $675,000, respectively.

The Company leases its Long Island, New York headquarters building at an annual rent of $800,000 following the Company’s exercise of its option to renew the lease for a second 5-year period.  The lease will end in January 2019.  On July 25, 2018, the Company signed an amendment to the lease which extends the current lease terms ten years and eight months through September 30, 2029. Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey, China, and California lease their office and manufacturing facilities.  On February 1, 2018, FEI-Elcom entered into a new lease agreement in New Jersey for office and manufacturing space encompassing approximately 9,000 square feet. The monthly rent is $9,673 through the end of the lease which expires in January 31, 2021. The lease for the FEI-Asia facility in China is for a six-month term with monthly rent of $1,000 through August 2018.  FEI-Zyfer has signed a second amendment to its lease in California, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000. FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.

Rent expense under operating leases for the years ended April 30, 2018 and 2017 was approximately $1.7 million and $1.6 million, respectively.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2018 and 2017, the Company’s balance sheet included deferred rent payable of approximately $110,000 and $99,000, respectively, which will be recognized over the respective rental periods.

Future non-cancelable minimum lease payments required by the operating leases for the years ended April 30 were as follows (in thousands):

Years ending
April 30,	Operating Leases
2019	$1,249
2020	1,490
2021	1,521
2022	1,436
2023	1,469
Thereafter	8,357
Total future minimum lease payments	$15,522

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

7.   Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2018 and 2017, respectively, were as follows (in thousands):

	April 30, 2018
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$6,274	$10	$(135)	$6,149
Equity securities	-	-	-	-
	$6,274	$10	$(135)	$6,149

	April 30, 2017
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$1,516	$60	$-	$1,576
Equity securities	5,230	1,248	(239)	6,239
	$6,746	$1,308	$(239)	$7,815

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2018
Fixed Income Securities	$5,334	$(135)	$-	$-	$5,334	$(135)
Equity Securities	-	-	-	-	-	-
	$5,334	$(135)	$-	$-	$5,334	$(135)
April 30, 2017
Fixed Income Securities	$-	$-	$-	$-	$-	$-
Equity Securities	219	(9)	1,024	(230)	1,243	(239)
	$219	$(9)	$1,024	$(230)	$1,243	$(239)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2018 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net loss for the years ended April 30, 2018 and 2017, respectively, were as follows (in thousands):

	For the years ended April 30,
	2018	2017
Proceeds	$6,477	$4,397
Gross realized gains	$1,317	$156
Gross realized losses	$(270)	$(184)

Maturities of fixed income securities classified as available-for-sale at April 30, 2018 were as follows (at cost, in thousands):

Current	$450
Due after one year through five years	2,214
Due after five years through ten years	3,610
$6,274

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

8.   Debt Obligations

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As of April 30, 2018, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

9. Accrued Liabilities

Accrued liabilities at April 30, 2018 and 2017, respectively, consisted of the following (in thousands):

	2018	2017
Vacation and other compensation	$1,433	$1,467
Incentive compensation	411	265
Payroll taxes	113	128
Deferred revenue	68	232
Warranty reserve	520	557
Commissions	307	234
Other	564	542
	$3,416	$3,425

10.  Investment in Morion, Inc.

The Company has an investment in Morion a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets.  During the fiscal years ended April 30, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $446,000 and $317,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $203,000 and $10,000, respectively.  At April 30, 2018, there was no accounts receivable balance due from Morion and $85,000 was payable to Morion. During the fiscal years 2018 and 2017, the Company received dividends from Morion of approximately $85,000 and $249,000, respectively.

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

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.   Of this amount $392,500 was billed and paid during FY 2016 and the balance of $210,000 was billed during FY 2017 and was subsequently collected. During the fiscal year ended April 30, 2018 and 2017, sales to Morion include $203,000 and $10,000, respectively, under this agreement.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U.S. Department of Treasury’s prohibition against U.S. persons from providing it with new financing.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

11. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2018 and 2017, the Company contributed 46,628 and 47,839 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $433,000 in fiscal year 2018 and $493,000 in fiscal year 2017.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2018 and 2017, such transactions increased additional paid in capital by $219,000 and $274,000, respectively.   As of April 30, 2018, the plan held a total of 665,656 shares, which are allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans, the Company charged approximately $0 and $272,000 to selling and administrative expenses for the fiscal years ended April 30, 2018 and 2017, respectively.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors.  The plans are Nonqualified Stock Options (“NQSO”) plans, Incentive Stock Option (“ISO”) plans and SARS.  Under these plans, options or SARS are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

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

As of April 30, 2018, eligible employees and directors have been granted SARS representing approximately 2,222,000 shares of Company stock, of which approximately 1,488,000 shares are outstanding and approximately 1,260,000 shares with a weighted average exercise price of $8.55 are exercisable.  As of April 30, 2017, eligible employees and directors have been granted SARS representing approximately 2,197,000 shares of Company stock, of which approximately 1,635,000 shares are outstanding and approximately 1,281,000 shares with a weighted average exercise price of $8.35 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2018, employees exercised SARS representing 3,500 shares of Company stock and received 861 shares of Company stock.  The 2,639 share difference was returned to the pool of available shares and may be used for future grants. During the year ended April 30, 2017, employees exercised SARS representing 35,500 shares of Company stock and received 15,273 shares of Company stock. The 20,227 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and SARs activity for the years ended April 30:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – April 30, 2016	1,652,625	$9.05	5.1 years
Granted	175,000	10.65
Exercised	(35,500)	6.02		$158,920
Expired or Canceled	(157,000)	12.02
Outstanding – April 30, 2017	1,635,125	$9.00	4.3 years	$-
Granted	25,000	8.06
Exercised	(3,500)	6.92		6,645
Expired or Canceled	(168,625)	9.54
Outstanding – April 30, 2018	1,488,000	$8.93	3.7 years	$1,462,713
Exercisable	1,259,500	$8.55	3.7 years	$1,443,963
Available for future grants	164,827

As of April 30, 2018, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $642,000.  These costs are expected to be recognized over a weighted average period of 2.0 years.

During the years ended April 30, 2018 and 2017, 151,000 and 159,500 shares, respectively, vested, the fair value of which was approximately $628,000 and $694,000, respectively.  The weighted average grant date fair value of SARs granted during the years ended April 30, 2018 and 2017, were approximately $2.71 and $3.48, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the percentage of completion method were approximately $168,000 and $229,000 for the years ended April 30, 2018 and 2017, respectively.  Selling and administrative expenses included stock-based compensation expense of approximately $275,000 and $424,000 for the years ended April 30, 2018 and 2017, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  The Company did not recognize any tax benefits from the exercise of stock options and SARS for the fiscal year 2018. For the year ended April 30, 2017, the Company realized $26,000 of tax benefits from the exercise of stock options and SARS.

Restricted Stock Plan and Other Issuances:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2018, and 2017, grants for 7,500 shares are available to be purchased at a price of $4.00 per share.

During the years ended April 30, 2018 and 2017 the Company issued 2,850 shares and 850 shares, respectively, to select employees for milestone years of service to the Company.  These shares are for common stock and are fully vested at time of issuance.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2018 and 2017 was approximately $909,000 and $2,029,000, respectively.

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

12.  Income Taxes

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Act”) was enacted into law. The Act makes comprehensive changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carry-forwards created in tax years beginning after December 31, 2017 as well as the repeal of the current carryback provisions for net operating losses arising in tax years ending after December 31, 2017; (3) immediate full expensing of certain qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) repeal of the deduction for income attributable to domestic production activities; and (7) changes in the manner in which international operations are taxed in the U.S. including a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

Although the majority of the changes resulting from the Act are effective for tax years beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment. During the three months ended January 31, 2018, we revalued our deferred tax assets at the lower federal corporate tax rate of 21%, which resulted in a provisional noncash charge to income tax expense. of approximately $5.3 million. For fiscal taxpayers, the rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. As such, the Company’s blended U.S. statutory tax rate for fiscal 2018 is 29.73%. Our deferred tax assets, inclusive of the fiscal 2018 tax loss, would be realized in future years at the lower corporate tax rate of 21%. As of April 30, 2018, we have a full valuation allowance against our net U.S. deferred tax assets.

The TCJA introduced a mandatory deemed repatriation tax on the earnings of foreign corporations that were not previously subject to U.S. income tax. In accordance with the guidelines provided by the Act, we aggregated untaxed earnings and profits and calculated a provisional one-time transition income tax liability of $0. With the sale of Gillam and the election to treat FEI-Asia as a disregarded entity for U.S. tax purposes, the Company is not subject to the Global Intangible Low Tax Income (“GILTI”) provision provided for by the Act in tax years beginning after December 31, 2017.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate and transition tax, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA, (ii) potential additional guidance from the SEC or the FASB related to the TCJA, and (iii) the Company’s further assessment of the TCJA and related regulatory guidance. The Company is not complete in its assessment of the impact of the TCJA on its income tax accounts and financial statements.

The income before provision (benefit) for income taxes consisted of (in thousands):

	Year Ended April 30,
	2018	2017
U.S.	$(10,785)	$(6,625)
Foreign	(490)	(414)
	$(11,275)	$(7,039)

The provision (benefit) for income taxes consists of the following (in thousands):

	2018	2017
Current:
Federal	$(869)	$(677)
Foreign	-	-
State	(124)	(84)
Current provision	(993)	(761)
Deferred:
Federal	10,702	(1,861)
Foreign	267	-
State	1,200	507
Deferred tax (benefit)	12,169	(1,354)

Total provision (benefit)	$11,176	$(2,115)

The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate (in thousands):

	2018	2017
Statutory rate	$(3,352)	$(2,394)
State and local tax	(352)	(317)
Valuation allowance on deferred tax assets	9,393	260
Effect of foreign operations	606	21
Nondeductible expenses	1	36
Worthless securities	-	(1,543)
Uncertain tax positions	(388)	1,511
Domestic production activities deduction	-	66
Nontaxable life insurance cash value increase	(111)	(135)
Tax credits	(163)	(203)
Change in tax rate	5,323	477
Stock-based compensation	271	-
Other items	(52)	106
	$11,176	$(2,115)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

The components of deferred taxes are as follows (in thousands):

	2018	2017
Deferred tax assets:
Employee benefits	$5,078	$7,590
Inventory	1,129	4,220
Accounts receivable	213	360
Tax credits	1,213	1,040
Foreign subsidiary – outside basis	-	2,710
Other assets	139	152
Capital Loss carry-forward	1,385	-
Net operating loss carry-forwards	6,451	1,710
Total deferred tax asset	15,608	17,782
Deferred tax liabilities:
Marketable securities	-	(410)
Property, plant and equipment	(1,639)	(1,710)
Other liabilities	(821)	(60)
Deferred state income tax	(727)	(410)
Net deferred tax asset	12,421	15,192
Valuation allowance	(12,688)	(3,290)
Net deferred tax (liability) asset	$(267)	$11,902

The components of the deferred tax asset were as follows (in thousands):

	2018	2017
Gross deferred assets	$12,421	$15,196
Valuation allowance	(12,688)	(3,294)
Net deferred tax (liability) asset	$(267)	$11,902

As of April 30, 2018, the net deferred tax liability of $267 is included in other liabilities in the consolidated balance sheet.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carry-forwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.

As of April 30, 2018, we are in a three-year cumulative loss position which is considered to be a significant piece of negative evidence that is objectively verifiable. We also considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Based on the weighting of all available evidence, both positive and negative evidence, most notably the three-year cumulative loss and declining sales during the fourth quarter which led to the recognition of a $5.6 million inventory impairment charge and additional losses, we determined that it was appropriate to establish a full valuation allowance against our U.S. net deferred tax assets during the quarter ended April 30, 2018. Although recognition of the valuation allowance for our net deferred tax assets is a non-cash charge to income tax expense of approximately $9.6 million, it did have a negative impact on net loss for the quarter and fiscal year ended April 30, 2018. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

For the year ended April 30, 2018, the valuation allowance increased by approximately $9.4 million. The valuation allowance increased by $9.6 million for the establishment of a full valuation allowance against our U.S. net deferred tax assets, adjusted by the U.S. federal corporate rate reduction for the enactment of the Act, and current year U.S. losses not benefited offset by a release of a $0.2 million valuation allowance recorded against Asia net operating loss carry-forward.

As of April 30, 2018, the Company had U.S. federal net operating losses of $24.5 million of which $4.4 million begins to expire in Fiscal 2023 through 2031, if not utilized, and are subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $20.1 million have an indefinite carry-forward period. As of April 30, 2018, FEI-Asia had available net operating loss carry-forwards of $2.0 million which begin to expire in 2018 through 2023. The U.S. federal capital loss carry-forward of $9.2 million expires in 2023. The Company also has state net operating loss carry-forward, R&D tax credits, and state tax credits that expire in various years and amounts.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2018	2017
Balance at the beginning of the fiscal year	$1,626	$-
Additions based on positions taken in the current year	-	1,323
Additions based on positions taken in prior years	-	303
Decreases based on positions taken in prior years	(304)	-
Lapse in statute of limitations	(58)	-
Balance at the end of the fiscal year	$1,264	$1,626

The entire amount reflected in the table above at April 30, 2018, if recognized, would reduce our effective tax rate. As of April 30, 2018, and 2017, the Company had $10,201 and $21,404, respectively, accrued for the payment of interest and penalties.  For the fiscal years ended April 30, 2018 and 2017, the Company recognized interest and penalties of $3,039 and $21,404, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $0.1 million may be recognized during the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local jurisdictions, and foreign jurisdictions. The Company is no longer subject to examination of its federal income tax returns by the Internal Revenue Service for fiscal years 2016 and 2014 and prior. During fiscal 2018, the Company closed an Internal Revenue Service examination of its fiscal 2016 tax return with no change to the tax liability reported. The Company is no longer subject to examination by the taxing authorities in its foreign jurisdictions for fiscal 2014 and prior. Net operating losses and tax attributes generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

(2)

FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.  This segment also provides sales and support for the Company’s wireline telecommunications family of products, including US5G, which are sold in the U. S. market.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

The Company measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

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

The table below presents information about reported segments for each of the years ended April 30, 2018 and 2017, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2018	2017
Net revenues:
FEI-NY	$26,936	$39,486
FEI-Zyfer	15,272	14,853
Less intersegment revenues	(2,801)	(3,988)
Consolidated revenues	$39,407	$50,351

Operating profit (loss):
FEI-NY	$(15,097)	$(3,093)
FEI-Zyfer	3,164	(2,937)
Corporate	(462)	(1,495)
Consolidated operating loss	$(12,395)	$(7,525)

	2018	2017
Identifiable assets:
FEI-NY (approximately $1.7 in China in 2018 and 2017, respectively)	$55,181	$64,828
FEI-Zyfer	8,168	10,427
less intersegment receivables	(11,888)	(11,992)
Corporate	32,123	50,056
Consolidated identifiable assets	$83,584	$113,319

Depreciation and amortization (allocated):
FEI-NY	$2,355	$2,471
FEI-Zyfer	114	152
Corporate	15	15
Consolidated depreciation and amortization expense	$2,484	$2,638

Major Customers

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2018 and 2017, approximately 74% and 59% respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In fiscal year 2018, sales to three customers of the FEI-NY segment accounted for more than 10% of that segment’s sales. One of these customers also exceeded 10% of the Company’s consolidated revenues. In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

In fiscal year 2017, sales to three customers of the FEI-NY segment accounted for more than 10% of that segment’s sales. Two of these customers also exceeded 10% of the Company’s consolidated revenues. In the FEI-Zyfer segment, one customer accounted for more than 10% of that segment’s sales and also exceeded 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business.  The Company believes its relationship with these customers to be mutually satisfactory.  Sales to the major customers referenced above can include commercial and governmental end users.

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  Revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries:

	(in thousands)
	2018	2017
Belgium	$64	$167
France	154	508
China	512	1,052
Israel	7	110
Russia	302	168
Germany	143	5
Italy	110	1,059
South Korea	314	912
Singapore	376	23
Other	462	496
	$2,444	$4,500

14. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products.  For some limited products, the warranty period has been extended.  The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels.  As of April 30, 2018, and 2017, respectively, changes in the carrying amount of accrued product warranty costs were as follows (in thousands):

	Year Ended April 30,
	2018	2017
Balance at beginning of year	$557	$557
Warranty costs incurred	(40)	(159)
Product warranty accrual	3	159
Balance at end of year	$520	$557

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2018 and 2017

15. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the years ended April 30, 2018 and 2017, respectively, were as follows (in thousands):

	Change in		Foreign
	Market Value		Currency
	of Marketable		Translation
	Securities		Adjustment	Total
Balance April 30, 2016, net of taxes		$812	$1,152	$1,964
Items of other comprehensive income (loss) before reclassification, pretax		534	(38)	496
Tax effect		(182)	-	(182)
Items of other comprehensive income (loss) before reclassification, net of taxes		352	(38)	314
Reclassification adjustments, pretax **	28
Tax effect	(25)	3	-	3
Total other comprehensive income (loss), net of taxes		355	(38)	317
Balance April 30, 2017, net of taxes		1,167	1,114	2,281
Items of other comprehensive income (loss) before reclassification, pretax		(147)	1,488	1,341
Tax effect		(360)	-	(360)
Items of other comprehensive income (loss) before reclassification, net of taxes		(507)	1,488	981
Reclassification adjustments, pretax **	(1,047)		(3,392)	(3,392)
Tax effect	262	(785)	-	(785)
Total other comprehensive income (loss), net of taxes		(1,292)	(1,904)	(3,196)
Balance April 30, 2018, net of taxes		$(125)	$(790)	$(915)

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2018, the Company’s disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Frequency Electronics is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018.

Financial Reporting

As of result of a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which, among other things, permanently exempted non-accelerated filers, such as us, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods.  The Company is currently in the second 5-year renewal period paying annual rent of $800,000 per year plus its pro rata share of real estate taxes and the costs of utilities and insurance.  The lease was scheduled to end in January 2019.  On July 25, 2018, the Company signed an amendment to the lease lease with RA 55 CLB LLC (as successor-in-interest to Reckson) which extends the current lease terms ten years and eight months through September 30, 2029. Pursuant to the terms of the amendment to the lease, the Company shall pay a gradually increasing annual rent of $1,014,810 in 2019 to $1,276,056 in 2029.  The foregoing description of the amendment to the lease does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment to the lease, which attached hereto as Exhibit 10.13 and incorporated herein by reference.  The leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Exchange Act and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2018, for the annual meeting of stockholders to be held on or about November 1, 2018 (the “2018 Proxy Statement”).  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company’s 2018 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2018 Proxy Statement under “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2018 Proxy Statement under “Election of Directors.”

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2018 Proxy Statement under “Appointment of Independent Auditors” and “Report of the Audit Committee.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets
- April 30, 2018 and 2017	22

Consolidated Statements of Operations and Comprehensive Loss
- years ended April 30, 2018 and 2017	23

Consolidated Statements of Cash Flows
- years ended April 30, 2018 and 2017	24-25

Consolidated Statements of Changes in Stockholders’ Equity
- years ended April 30, 2018 and 2017	26

Notes to Consolidated Financial Statements	27-46

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Copy of By-Laws of the Registrant, as amended	(3)

4.1	Specimen of Common Stock certificate	(1)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Registrant’s 1997 Independent Contractor Stock Option Plan	(10)

10.1	Employment agreement, dated as of March 17, 2008, between Registrant and Martin Bloch	(4)

10.8	Employment agreement, dated as of September 21, 2010, between Registrant and Harry Newman	(4)

10.13	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	Filed herewith

10.16	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.21	Form of Agreement concerning Executive Compensation	(2)

10.23	Registrant’s Senior Executive Stock Option Plan	(8)

10.24	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.25	Executive Incentive Compensation Plan between Registrant and various employees	(8)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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

(4)

Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form 8-K, File No. 1-08061, on May 4, 2018, which exhibit is incorporated herein by reference.

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

(10)

Filed with the SEC on December 15, 1997 as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-8, File No. 333-42233, which exhibit is incorporated herein by reference.

(11)

Filed with the SEC as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Stanton Sloane
Stanton Sloane
President and CEO

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer

Dated:  July 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Girsky	Chairman of the Audit Committee	7/30/18
Joel Girsky

/s/ Jonathan Brolin	Lead Independent Director	7/30/18
S. Robert Foley

/s/ Richard Schwartz	Chairman of the Compensation Committee	7/30/18
Richard Schwartz

/s/ Stanton D. Sloane	President and CEO	7/30/18
Stanton D. Sloane

/s/ Russell M. Sarachek	Director	7/30/18
Russell M. Sarachek

/s/ General Lance W. Lord	Director	7/30/18
General Lance W. Lord

/s/ Martin B. Bloch	Executive Chairman	7/30/18
Martin B. Bloch

/s/ Steven L. Bernstein	Chief Financial Officer	7/30/18
Steven L. Bernstein