Form 10-K/A
period 2018-04-30
FREQUENCY ELECTRONICS INC
filed 2018-08-28
CIK 39020

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2017 - $45,300,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 as of July 26, 2018 - 8,729,682

EXPLANATORY NOTE

On July 30, 2018, Frequency Electronics, Inc. (sometimes referred to as the “Registrant” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed on or before August 28, 2018 (i.e., within 120 days after the end of the Company’s 2018 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with the Company’s annual meeting of stockholders. The definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

Furthermore, certain exhibits were omitted from the exhibit index set forth in Item 15(a)(2) of Part IV of the Original Form 10-K. Accordingly, the exhibit index set forth in Item 15(a)(2) of Part IV of the Original Form 10-K is hereby amended and restated as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the exhibit index set forth in Item 15(a)(2) of Part IV also includes the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because financial statements have not been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

The reference on the cover of the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on July 30, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors (our “Board”).

Name of Director	Principal Occupation	Age	Year First Elected
Joel Girsky	Retired President, Chief Executive Officer and director of Jaco Electronics, Inc.	79	1986
Lance W. Lord (1)	Chairman and Chief Executive Officer of L2 Aerospace (General, U.S. Air Force – Retired)	72	2016
Stanton D. Sloane	President and Chief Executive Officer of the Company	67	2016
Russell M. Sarachek	Managing Director of Contra Capital Management LLC	55	2016
Richard Schwartz	Retired Chief Executive Officer and Chairman of ATK	82	2004
Jonathan Brolin	Founding and Managing Partner, Edenbrook Capital, LLC	45	2017
Martin B. Bloch	Chief Scientist of the Company and Executive Chairman of the Board of Directors	82	1961

(1)

General Lord was appointed to the Board pursuant to a Settlement Agreement, dated September 13, 2016, (the “Settlement Agreement”) by and among the Company, on the one hand, and Mr. Ryan Levenson, Privet Fund LP, Privet Fund Management LLC, and General Lord, on the other hand.  Pursuant to the Settlement Agreement and subject to the terms, conditions and exceptions contained therein, the Company had agreed to nominate General Lord for election to the Board at the 2017 Annual Meeting.  The full text of the Settlement Agreement was included as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 16, 2016.  General Lord is being nominated for election to the Board at the 2018 Annual meeting independent of this agreement.

All of our directors (“Directors”) hold office for a one-year period or until their successor is elected and qualified.

JOEL GIRSKY, age 79, has served as a Director of the Company since October 1986 and was Chairman of the Board from July 2016 until May 1, 2018. Until September 2017 he was the President, Chief Executive Officer and a director of Jaco Electronics, Inc. where he served in such capacity for over forty years.  Mr. Girsky also serves as the Chairman of the Company’s Audit Committee. Mr. Girsky’s knowledge of the Company through his service as a director of the Company, as well as his experience as the chief executive officer of a publicly-traded electronics business, allow him to bring valuable insight and knowledge to the Board.

LANCE W. LORD, age 72, has served as a Director of the Company since September 2016. General Lord is the Founder, Chairman of L2 Aerospace, an innovative company to shape and influence the business competition in the dynamic and emerging commercial, civil and defense aerospace markets. General Lord is the former Commander of Air Force Space Command (“AFSPC”) and CEO of ASTROTECH Space Operations.  While with AFSPC at Peterson Air Force Base in Colorado, General Lord was responsible for the development, acquisition and operation of Air Force space and missile weapon systems. Overseeing a global network of satellite command and control, communications, missile warning and launch facilities to ensure the combat readiness of the U.S. intercontinental ballistic missile force, he led more than 39,700 personnel who provided combat capabilities to North American Aerospace Defense Command and U.S. Strategic Command. General Lord was the recipient of several prestigious military decorations throughout his 37-year military career – including the Distinguished Service Medal, Legion of Merit and the Defense Meritorious Service Medal. General Lord retired from the Air Force in 2006.  General Lord is a member of the Board of Directors of Aerojet Rocketdyne Holdings (NYSE:AJRD).  General Lord is also a Senior Associate of the Four Star Group, a senior advisor to US Global HF Net, LLC, a member of the Iridium Corporation’s Government Advisory Board, an emeritus member of the board of advisors for the Challenger Learning Center in Colorado Springs, Colorado, a Trustee of the Falcon Foundation, Chairman of the Board of Advisors of USO Colorado Springs and President of the Association of Air Force Missileers.  General Lord served as a member of the President’s Space-Based Position, Navigation and Timing Advisory Board from 2011 to 2013.  He is also a senior advisor to Chandra Space Technologies and Skeyeon Space Systems. General Lord’s unique experience as Commander, Air Force Space Command, as well as his other Air Force and commercial activities provides key insights for the Board, particularly as it relates to future space platforms and relevant technologies.

STANTON D. SLOANE, age 67, has served as a Director of the Company since August 2016.  On May 1, 2018, Dr. Sloane was named President and Chief Executive Officer of the Company. Prior to being named President and Chief Executive Officer, Dr. Sloane had served as the Chief Operating Officer of the Company since September 2017. Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016.  Prior to joining Comtech, Dr. Sloane was President and CEO and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015.  Prior to that, he served as President and CEO and a Directors of SRA International, Inc. (“SRA”), an information solutions company. He served as President and CEO of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm.  Prior to joining SRA, he was Executive Vice President of Lockheed Martin’s Integrated Systems & Solutions from June 2004 until April 2007.  He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses.  He also served as an officer in the U.S. Navy from 1976 until 1981.  Dr. Sloane holds a bachelor’s degree in Professional Studies (Aeronautics) from Barry University, a master’s degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University. Dr. Sloane’s experience as the Company’s Chief Operating Officer, now Chief Executive Officer, as well as his prior leadership roles in the aerospace and defense industry provide valuable insights into Company operations and efficiency, as well as strategy for further developing Defense Department business.

RUSSELL M. SARACHEK, age 55, has served as a Director of the Company since August 2016. Mr. Sarachek has served as the Managing Director of Contra Capital Management, LLC since 2002.  Mr. Sarachek served as director for 6 years of Breeze-Eastern Corp, an aerospace/defense manufacturer, which was sold to TransDigm Corp. in 2016.  From 1992 to 2002, he held various positions, including Executive Vice President and director of mergers and acquisitions at Groupe Schneider, a global manufacturer and distributor of electrical equipment and industrial controls. Mr. Sarachek has extensive knowledge in corporate governance practices for public companies and has a range of aerospace and defense industry involvements that help strengthen the Board’s collective qualifications, skills, and experience.

RICHARD SCHWARTZ, age 82, has served as a Director of the Company since 2004.  He was a trustee and chairman of the Finance Committee of Cooper Union in New York City, a position he held from 2004 through 2008.  Prior to his retirement in 2000, Mr. Schwartz was Chief Executive Officer and Chairman of ATK.  He served in senior executive positions at ATK and predecessor companies beginning in 1990.  Prior to that, Mr. Schwartz had been president of the Rocketdyne division of Rockwell International, a company he first joined in 1957.  Mr. Schwartz was part of the originator team on GPS where he was the satellite Program Manager for Rockwell and was elected to the GPS Hall of Fame.  Mr. Schwartz also serves on the board of directors of Astronautics Corporation of America.  Mr. Schwartz’s extensive industry experience, his prior board and executive management experience and his demonstrated leadership capabilities allow him to bring valuable insight and knowledge to the Board.

JONATHAN BROLIN, age 45, has served as a Director of the Company since November 2017, and as Lead Independent Director since May 2018. Mr. Brolin is the Founder and Managing Partner of Edenbrook Capital, LLC, which he founded in 2011. Edenbrook takes a private equity approach to public markets, principally through concentrated, long-term investments in small and mid-cap companies. Mr. Brolin has over 20 years of experience in public and private equity investing and investment banking. In addition, Mr. Brolin serves as an Adjunct Professor of Finance at Fordham’s Gabelli School of Business, where he teaches Advanced Topics in Value Investing. He earned his MBA from Columbia Business School, where he was a member of the Beta Gamma Sigma Honor Society. Mr. Brolin earned his BA from the University of Pennsylvania, where he was a Benjamin Franklin Scholar and General Honors Student. Mr. Brolin’s extensive business and investment banking experience and his demonstrated leadership capacities allow him to bring valuable insight and knowledge to the Board.

MARTIN B. BLOCH, age 82, has served as a Director of the Company and of its predecessor since 1961.  Mr. Bloch serves as the Company’s Chief Scientist and Executive Chairman of the Board. Prior to May 1, 2018, he served continuously since 1961 as the Company’s President and, except for December 1993 through October 1998, as its Chief Executive Officer.  Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.  Mr. Bloch’s current service as Chief Scientist and his long-tenured service as the President and Chief Executive Officer of the Company allows him to bring to the Board in-depth knowledge of the Company’s business, operations, employees and strategic opportunities.

Director Independence

The Board has determined that Messrs. Brolin, Girsky, Lord, Sarachek and Schwartz are “independent,” as defined in the listing standards of the NASDAQ Stock Market (“NASDAQ”).  The composition of the Board, consisting of two (2) officers of the Company (Mr. Bloch and Dr. Sloane) and the five (5) independent directors, complies with the listing requirements of the NASDAQ.

Audit Committee

The Audit Committee consists of the following five independent Directors:  Messrs. Brolin, Girsky, Lord, Sarachek and Schwartz.  Each of these directors is independent in accordance with the independence standards for audit committee membership set forth in Section 10A(m)(3) of the Exchange Act and the listing standards of the NASDAQ, upon which the Company’s Common Stock is listed and trades.  The Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements.  In addition, the Board has determined that Mr. Girsky, chairman of the Audit Committee, satisfies the SEC’s criteria as an “audit committee financial expert.”  Each of Mr. Levenson and Mr. Sloane were members of the Audit Committee until September 12, 2017.  Mr. Levenson resigned from the audit committee at the same time he resigned from the Board.  Dr. Sloane resigned from the Audit Committee upon his appointment to Chief Operating Officer of the Company and subsequently to President and Chief Executive Officer.

The Audit Committee has procedures in place to receive, retain and handle complaints received regarding accounting, internal controls or auditing matters and to allow for the confidential and anonymous submission by anyone of concerns regarding questionable accounting or auditing matters.

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements.  The functions of the Audit Committee include, without limitation, (i) responsibility for the appointment, compensation, retention and oversight of the Company’s independent auditors, (ii) review and pre-approval of all audit and non-audit services provided to the Company by the independent auditors, other than as may be allowed by applicable law, and (iii) review of the annual audited and quarterly consolidated financial statements.  The Audit Committee Charter, which describes all of the Audit Committee’s responsibilities, is posted on the Company’s website at http://www.frequencyelectronics.com.

Code of Ethics

All Directors, officers and employees of the Company must act ethically and in accordance with the Company’s Code of Ethics (the “Code of Ethics”).  The Code of Ethics satisfies the definition of “code of ethics” under the rules and regulations of the SEC and is available on the Company’s website at http://www.frequencyelectronics.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Frequency Electronics, Inc., 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553, Attention: Ethics Officer.  Annually, the Company’s Directors review the Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers and any person who is the beneficial owner of more than 10% of the Company’s equity securities (“10% stockholder”) to file reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities with the SEC.  Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of the copies of such reports furnished to it, the Company believes that during the fiscal year ended April 30, 2018, the Company’s Directors, officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Family Relationships

There are no family relationships between any Director and executive officer.

Involvement in Certain Legal Proceedings

No Director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information regarding compensation awarded to, earned by or paid to the Company’s Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus (1)	Option and SAR Awards (2) (3)	Non-Qualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Martin B. Bloch Former President, Chief Executive Officer	2018 2017	$430,769 430,769	$0 150,000	$0 34,085	$0 0	$53,829 78,612	$484,598 693,466

Markus Hechler Executive Vice President, President of FEI Government Systems, Inc. and Secretary and Treasurer	2018 2017	233,980 236,856	0 45,000	0 34,085	0 0	13,935 47,674	247,915 363,615

Oleandro Mancini Senior Vice President, Business Development	2018 2017	236,923 236,923	19,960 80,000	0 34,085	0 0	16,080 37,508	272,963 388,516

Notes:

(1)

The Company pays bonuses based on operating profits at each of its operating units or, in the case of Mr. Bloch, on consolidated pre-tax profits of the Company.  Mr. Hechler is awarded a bonus based on the revenues and operating profits generated by the FEI-NY. Mr. Mancini is awarded a bonus based on the revenues and operating profits generated by the FEI-NY, Gillam-FEI and FEI-Zyfer segments.

(2)

The amounts in this column do not represent actual cash payments to the Named Executive Officers.  Each value primarily (see Note 3 below) represents the aggregate grant date fair market value of SARs awarded by the Company during fiscal year 2017 computed in accordance with FASB ASC Topic 718.  The assumptions used in determining the grant date fair market values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in its Annual Report on Form 10-K for the years ended April 30, 2018 and 2017, as filed with the SEC.

(3)

For fiscal year 2017, the amounts include the fair market value of contributions by the Company of Common Stock to the accounts of the Named Executive Officers in the Company’s 401(k) Savings Plan, which may not exceed $3,000 in a calendar year.

(4)

The Company has entered into certain deferred compensation arrangements with key employees (including the Named Executive Officers) providing for the payment of benefits upon retirement or death or upon the termination of employment not for cause.  The change in the actuarially calculated deferred compensation liability to the Company for each of the Named Executive Officers for fiscal years 2018 and 2017 is as follows:  Martin Bloch: $267,166 (2018) and $261,123 (2017); Markus Hechler: $(16,219) (2018) and $37,351 (2017); and Oleandro Mancini: $(10,763) (2018) and $28,078 (2017). The Company made no payments towards these deferred contribution arrangements for the fiscal years ended April 30, 2018 or 2017. These non-cash amounts are included in the Company’s general and administrative expenses for the fiscal years ended April 30, 2018 and 2017, respectively.

(5)	The amounts shown in this column are composed of the following:

Name	Year	Costs of Purchased or Leased Automobile	Health, Life, Disability Insurance & Medical Reimbursement (a)	Additional Life Insurance Premiums (b)	Financial Planning Advice and other (b)	Total All Other Compensation
Martin Bloch	2018 2017	$0 8,106	$23,068 40,642	$24,063 24,063	$6,698 5,801	$53,829 78,612

Markus Hechler	2018 2017	9,501 10,570	4,434 37,104	0 0	0 0	13,935 44,674

Oleandro Mancini	2018 2017	10,110 9,303	5,970 28,205	0 0	0 0	16,080 37,508

(a)

All employees of the Company are eligible for health, term life and disability insurance the premiums for which are partially paid by the Company.  For fiscal year 2018, the column only represents reimbursements of medical costs which are available only to officers.

(b)	Mr. Bloch’s compensation includes financial planning advice and Company-paid premiums for additional whole life insurance policies, the beneficiaries of which are Mr. Bloch’s heirs.

Short-Term Incentives

The Company maintains short-term incentive bonus programs for certain employees which are based on operating profits and certain other relevant criteria of the individual subsidiaries to which the employees are assigned.  The Company’s employment agreement with its Chief Executive Officer includes a bonus formula based on consolidated pre-tax profits of the Company (see “Chief Executive Officer Employment Agreement” below).  These plans are designed to create incentives for superior performance and to allow the Company’s executive officers to share in the success of the Company by rewarding the contributions of individual officers.  Focused on short-term or annual business results, these plans enable the Company to award designated executives with annual cash bonuses based on their contributions to the profits of the Company.

Long-Term Incentives

As part of its comprehensive compensation program, the Company stresses long-term incentives through awards of shares of its Common Stock through the grant of SARs or options to purchase Common Stock through its 2005 Stock Award Plan.  Grants and awards are aimed at attracting new personnel, recognizing and rewarding current executive officers for special individual accomplishments, and retaining high-performing officers and key employees by linking financial benefit to the performance of the Company (as reflected in the market price of Common Stock) and to continued employment with the Company.  Grants of SARs, stock options and other equity awards are generally determined on an individual-by-individual basis.  The factors considered are the individual’s performance and potential for contributing to the Company’s future growth, the number of SARs, stock options and awards previously granted to the individual and the Company’s financial and operational performance.

The Company does not maintain any compensation plans for its executive officers or directors nor for any of its other employees which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year other than the stock award plans discussed above and the Company’s 401(k) Savings Plan discussed below.  The grant date fair market values of the SAR awards under the 2005 Stock Award Plan granted during fiscal year 2017 are shown in the Summary Compensation Table above.

Nonqualified Deferred Compensation Agreements

The Company has no tax-qualified defined benefit or actuarial retirement plans in effect.  It has entered into certain deferred compensation agreements with key employees, including its officers, providing for the payment of benefits upon retirement or death or upon the termination of employment not for cause.  The Company pays compensation benefits out of its working capital but has also purchased whole or universal life insurance (of which it is the sole beneficiary) on the lives of each of the participants to cover the optional lump sum obligations under the deferred compensation agreements upon the death of the participant.  The annual premiums paid during fiscal year 2018 were less than the increase in cash surrender value of the whole and universal life insurance policies.

The deferred compensation for participants in the program is reviewed annually by the Compensation Committee.  The annual benefit may be increased based upon recent performance, length of service, economic conditions and other factors.  The annual benefit to be provided to each of the Named Executive Officers upon his retirement is as follows:

Martin Bloch, Former President & CEO	$235,000
Markus Hechler, Executive VP	100,000
Oleandro Mancini, Senior VP	85,000

Such benefits are payable for the remaining life of the individual with a minimum payment over ten years (25 years for Mr. Bloch) to either the employee or his beneficiaries.  Benefits may be paid in a lump sum in the case of a participant’s death, disability or early termination of employment without cause.  The change in actuarial value in nonqualified deferred compensation benefits under the deferred compensation agreements for each of the Named Executive Officers is presented in the Summary Compensation Table.

Supplemental Separation Benefits

Included in the deferred compensation agreements of certain executive officers and certain key employees are provisions for supplemental separation benefits.  Under the agreements, in the event of a change in control or ownership of part or all of the Company which gives rise to discharge of any officer or employee without cause, then such officer or employee will receive supplemental severance pay equal to one and one-half times the employee’s average base salary plus cash bonus from the previous five calendar years prior to the change of control if such discharge occurs in the first year after the change of control.  If discharge occurs more than one year but less than two years after the change of control, then the employee will receive two-thirds of the five-year average of base salary and bonus.

Chief Executive Officer Employment Agreement

Pursuant to his employment agreement, Mr. Bloch’s base annual salary is $400,000.  Mr. Bloch also receives additional compensation of up to $52,000 in the form of financial planning advice and Company-paid premiums for life insurance coverage, the beneficiaries of which are Mr. Bloch’s heirs.  Mr. Bloch’s employment agreement provides a fixed annual bonus of 6% of the pre-tax profit of the Company with a cap on the pre-tax profit at $20,000,000, as well as separation benefits in the event of a change in control or ownership of part or all of the Company, continuation of disability, medical and life insurance, the cost of an annual physical examination and a new automobile every three years.  Mr. Bloch has been awarded SARs based on 313,000 shares of the Company’s Common Stock and the market value of the Common Stock as of the applicable date of grant.  The SARs are exercisable for a period of ten years from the date of grant with the exception of the fiscal years 2016 through 2018 awards which are exercisable for a period of five years from the date of grant.  (See “Outstanding Equity Awards at Fiscal Year-End” and footnote (9) under “Stock Ownership of Certain Beneficial Owners and Management.”)

Executive Vice President, Secretary, Treasurer Employment Arrangement

The Company has not entered into an employment agreement with Mr. Hechler. Mr. Hechler’s annual base salary is $230,000.  Mr. Hechler also is paid an annual bonus based on the Company’s operating profits.  In fiscal year 2017, Mr. Hechler’s annual bonus was $45,000 and in fiscal year 2018, Mr. Hechler did not receive an annual bonus. In addition, the Company has entered into a deferred compensation agreement with Mr. Hechler providing for the payment of an annual benefit of $100,000 upon his retirement or death or upon the termination of his employment (other than for cause).  Mr. Hechler also is eligible for health, term life and disability insurance, the premiums of which are partially paid by the Company, and for reimbursement of medical expenses and an automobile leasing benefit.  Mr. Hechler was awarded SARs based on 60,000 shares of the Company’s Common Stock and the market value of the Common Stock as of the applicable date of grant.  The SARs are exercisable for a period of ten years from the date of grant with the exception of the fiscal years 2016 through 2018 awards which are exercisable for a period of five years from the date of grant. (See “Outstanding Equity Awards at Fiscal Year-End” and footnote (9) under “Stock Ownership of Certain Beneficial Owners and Management.”)

Senior Vice President, Business Development Employment Arrangement

The Company has not entered into an employment agreement with Mr. Mancini.  Mr. Mancini’s annual base salary is $220,000.  Mr. Mancini is paid an annual bonus based on the revenues and operating profits generated by the FEI-NY, Gillam-FEI and FEI-Zyfer segments. In fiscal year 2017, Mr. Mancini’s annual bonus was $80,000 and in fiscal year 2018, Mr. Mancini’s annual bonus was $19,960. In addition, the Company has entered into a deferred compensation agreement with Mr. Mancini providing for the payment of an annual benefit of $85,000 upon his retirement or death or upon the termination of his employment (other than for cause).  Mr. Mancini also is eligible for health, term life and disability insurance, the premiums of which are partially paid by the Company, and for reimbursement of medical expenses and an automobile leasing arrangement. Mr. Mancini was awarded SARs based on 90,000 shares of the Company’s Common Stock and the market value of the Common Stock as of the applicable date of grant.  The SARs are exercisable for a period of ten years from the date of grant with the exception of the fiscal years 2016 through 2018 awards which are exercisable for a period of five years from the date of grant. (See “Outstanding Equity Awards at Fiscal Year-End” and footnote (9) under “Stock Ownership of Certain Beneficial Owners and Management.”)

Employee Benefit Plans

Officers, including the Named Executive Officers, are eligible to participate in the Company’s 401(k) Savings Plan.  This plan permits eligible employees to defer a portion of their income through voluntary contributions to the plan.  Under the provisions of the plan, the Company makes discretionary matching contributions of the Company’s Common Stock, the fair market value of which may not exceed $3,000 in a calendar year.  All participants in the plan become fully vested in the Company contribution after six years of employment.  All of the Named Executive Officers are fully vested in the shares attributable to their accounts. (See footnote (6) under “Stock Ownership of Certain Beneficial Owners and Management.”)

In addition, Mr. Bloch and Mr. Hechler were participants in the Company’s Stock Bonus Plan and the ESOP which replaced it.  In May 2015, the ESOP plan was merged into the Company’s 401(k) Savings Plan.

Other Compensation

Officers (other than Mr. Bloch) and certain key employees are provided with a leased automobile to use for both business and personal purposes.  The operating costs of each vehicle are paid by the Company.  The value of any personal use is included in the taxable income of each employee.  Officers of the Company are also reimbursed for out-of-pocket medical expenses incurred by the officers and their families.  Such reimbursement is also included in the officers’ taxable income.

Compensation of Directors

Prior to November 8, 2017, Directors who were not officers of the Company received an annual honorarium of $18,000 and $2,500 for attendance at each Board meeting or meeting of a Board committee of which he was a member ($1,500 if such attendance is telephonic). In addition, the chairman of the Audit Committee received an annual stipend of $10,000. The Board revised the compensation for Directors effective as of November 8, 2017. Thereafter, directors who are not officers of the Company receive an annual fee not to exceed $25,000 per year. In addition, the chairman of the Audit Committee receives an annual stipend of $8,000 and the chairman of the Compensation Committee receives an annual stipend of $4,000. Company officers do not receive additional compensation for their service on the Board or for attendance at Board meetings or committee meetings.  Directors who are not officers do not participate in Company-sponsored deferred compensation programs.

The table below reflects director fees paid to directors who are not officers of the Company during the fiscal year ended April 30, 2018.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Equity-based Awards (1)(2)	Total ($)
Joel Girsky	$35,500	$0	$35,500
S. Robert Foley (4)	14,000	0	14,000
Russell Sarachek	26,500	0	26,500
Richard Schwartz	28,500	0	28,500
Stanton D. Sloane (6)	14,000	0	14,000
Lance W. Lord	26,500	0	26,500
Ryan J. Levenson (3)	14,000	0	14,000
Jonathan Brolin (5)	12,500	0	12,500

(1)   The amounts in this column do not represent actual cash payments, but represent the aggregate grant date fair value of stock appreciation rights (“SARs”) awarded during the fiscal year ended April 30, 2018 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in its Annual Report on Form 10-K for the year ended April 30, 2018, as filed July 30, 2018 with the SEC.

(2)   The Company did not award SARs to any Directors during fiscal year 2018 as compensation for their service on the Board.

(3)  On September 12, 2017, Mr. Levenson resigned from the Board.

(4)  On November 20, 2017, Admiral S. Robert Foley retired from the Board.

(5) On November 20, 2017, Jonathan Brolin joined the Board.

(6) On September 12, 2017, Dr. Sloane joined the Company as the Chief Operating Officer, at which time he stopped receiving director fees for his service on the Board. Dr. Sloane was subsequently named President and Chief Executive Officer of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2018, information concerning the beneficial ownership of the Common Stock held by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s Directors and nominees for director, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Edenbrook Capital, LLC (4) 2 Depot Plaza Bedford Hills, New York 10507	1,430,355	16.4%

Kennedy Capital Management, Inc. (7) 10629 Olive Blvd. St. Louis, MO 63141	602,076	6.9%

Dimensional Fund Advisors LP (3)
6300 Bee Cave Road, Bldg One
Austin, TX 78746	682,228	7.8%

Frequency Electronics, Inc.
401(k) Savings Plan (6)
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	669,325	8.6%

Martin B. Bloch (8) (9) c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	1,018,777	11.7%

Russell M. Sarachek (5)
c/o Contra Capital Management, LLC
945 Fifth Avenue
New York, New York 10021	396,917	4.6%

Lance W. Lord (9)
1110 Trumpeters CT.E.
Monument, CO 80132	2,550	less than 1%

Joel Girsky (9)
c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	96,050	1.1%

Richard Schwartz (9)
4427 Golf Course Dr.
Westlake Village, CA 91362	71,050	less than 1%

Jonathan Brolin c/o Frequency Electronics, Inc. 55 Charles Lindberg Blvd. Mitchell Field, NY 11553	1,430,355	16.4%

Stanton D. Sloane (9)
c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	2,500	less than 1%

Markus Hechler (9) c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	71,362	less than 1%

Oleandro Mancini (10) c/o Frequency Electronics, Inc.
55 Charles Lindbergh Blvd.
Mitchel Field, NY 11553	94,156	1.1%

All executive officers
and directors as a group
(14 persons)	3,641,900	41.7%

Notes:

(1)  Each person has sole voting and investment power over the shares reported, except as noted.

(2)  Based on 8,729,682 shares outstanding as of July 31, 2018.

(3)  As reported in a Form 13F for the quarter ended June 30, 2018, filed by Dimensional Fund Advisors LP (“Dimensional”), which is an investment advisor registered under the Investment Advisors Act of 1940.  Per a Schedule 13G/A filing dated February 9, 2018, Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts.  Per the Form 13F, in its role as investment advisor or manager, Dimensional possesses investment power over 682,288 shares and voting authority over 674,582 shares that are owned by such investment companies, commingled group trusts and separate accounts, and Dimensional disclaims beneficial ownership of such securities.

(4)  As reported in a Schedule 13D/A dated April 9, 2018, filed collectively by Edenbrook Capital, LLC, Edenbrook Long Only Value Fund LP and Jonathan Brolin. The principal business of Edenbrook Capital, LLC is that of investment manager to certain private investment funds; Edenbrook Long Only Value Fund LP is a Delaware limited partnership with respect to the Common Stock owned by such private investment funds; and Jonathan Brolin is the Managing Member of Edenbrook Capital, LLC and, as such, is in the position to determine the investment and voting decisions made by Edenbrook Capital, LLC. Each of Jonathan Brolin, Edenbrook Capital, LLC and Edenbrook Long Only Value Fund LP each specifically disclaim beneficial ownership in these shares, except to the extent of their pecuniary interest therein.

(5)  Mr. Sarachek is deemed to be the indirect beneficial owner of 392,283 shares owned by Contra Capital Management, LLC, of which he is the sole managing member, by virtue of his having sole investment discretion and voting control over the shares.

(6)  Represents shares of stock held by the Frequency Electronics, Inc. 401(k) Savings Plan, a profit sharing plan and trust under section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Savings Plan”), all of which shares have been allocated to the individual accounts of employees of the Company (including the Named Executive Officers).  In May 2015, the Frequency Electronics, Inc. ESOP Trust (the “Trust”) for the Company’s Employee Stock Ownership Plan (“ESOP”) was merged into the 401(k) Savings Plan.  All ESOP shares allocated to the individual accounts of employees of the Company were re-allocated to the individual accounts (including those of the Named Executive Officers) in the 401(k) Savings Plan.

(7) As reported in a Schedule 13G dated February 13, 2018, filed by Kennedy Capita Management, Inc.

(8)  Includes 71,000 shares owned by members of Mr. Bloch’s immediate family, 197,748 shares held by a partnership over which Mr. Bloch maintains discretionary control and 39,600 shares held in trust for Mr. Bloch’s wife for which Marvin Meirs is the trustee.  Mr. Bloch disclaims beneficial ownership of such shares.

(9) Includes the number of shares which, as at July 31, 2018, were deemed to be beneficially owned by the persons named below, by way of their respective rights to acquire beneficial ownership of such shares within 60 days through (i) the exercise of options or SARs; (ii) the automatic termination of a trust, discretionary account, or similar arrangement; or (iii) by reason of such person’s having sole or shared voting powers over such shares.  The following table sets forth for each person named below the total number of shares which may be so deemed to be beneficially owned by him and the nature of such beneficial ownership:

Name	Profit Sharing Plan & Trust 401(k) (a)	ISO, NQSO or SAR Shares (b)
Martin B. Bloch	32,079	338,579
Markus Hechler	15,862	70,862
Oleandro Mancini	6,597	89,097
Joel Girsky	-	71,000
Richard Schwartz	-	71,000
Lance W. Lord	-	2,500
Stanton Sloane	-	2,500
Russell M. Sarachek	-	-
All Directors and Officers as a Group (14 persons)	79,948	913,448

(a) Includes all shares allocated under the Company’s 401(k) Savings Plan including those shares allocated from the former ESOP plan following the May 2015 plan merger.  This plan permits eligible employees, including officers, to defer a portion of their income through voluntary contributions to the plan.  Under the provisions of the plan, the Company made discretionary matching contributions of the Company’s Common Stock.  All participants in the plan become fully vested in the Company contribution after six years of employment.  All of the officers named above are fully vested in the shares attributable to their accounts.  Upon the allocation of shares to an employee’s 401(k) Savings Plan account, either the Company or the employee may direct the 401(k) Savings Plan trustees in the exercise of the voting rights of such shares.

(b) All amounts in this column represent the number of shares that may be obtained upon exercise of SARs in which the officers are fully vested or may become vested within 60 days of July 31, 2018.  Such grants have been made under the Company’s 2005 Stock Award Plan.  For the individual grants, exercise prices and expiration dates for the Named Executive Officers, see “Outstanding Equity Awards at Fiscal Year-End.”

Equity Compensation Plan Information

The following table sets forth as of April 30, 2018, the number of shares of Common Stock to be issued upon exercise of outstanding stock option grants and the number of shares available for future issuance under such plans:

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

(1) Equity compensation plans approved by security holders consist of the Company’s 2005 Stock Award Plan and Restricted Stock Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised SARs previously awarded to the Named Executive Officers outstanding at the end of the fiscal year, April 30, 2018.

Stock Appreciation Rights

Name	Number of Securities Underlying Unexercised SARs (#) Exercisable	Number of Securities Underlying Unexercised SARs (#) Unexercisable	SARs Exercise Price ($)	SARs Expiration Date (1)
Martin B. Bloch	12,000 55,000 55,000 55,000 55,000 55,000 12,000 2,500	-0- -0- -0- -0- -0- -0- 4,000 7,500	$3.150 4.60 9.70 7.25 8.82 10.38 13.24 10.58	1/29/19 10/26/19 4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21
Markus Hechler	10,000 10,000 10,000 10,000 7,500 2,500	-0- -0- -0- -0- 2,500 7,500	$9.70 7.25 8.82 10.38 13.24 10.58	4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21
Oleandro Mancini	6,000 10,000 12,000 12,000 10,000 10,000 10,000 5,000 2,500	-0- -0- -0- -0- -0- -0- -0- 5,000 7,500	$3.15 4.60 5.65 9.70 7.25 8.82 10.38 13.24 10.58	1/29/19 10/26/19 9/13/20 4/11/21 12/18/21 9/13/22 8/8/23 4/29/20 8/18/21

(1)

Stock options and SARs are generally exercisable cumulatively at 25% per year beginning one year after the date of grant.  In general, awards expire ten years after the date of grant but such terms may be modified at the discretion of the Company’s Compensation Committee.  The awards granted in fiscal years 2016 through 2018 are exercisable for a period of five years from the date of grant.  Grants are made at the market value of Common Stock as of the applicable date of grant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no transactions between the Company and any related persons during the fiscal year ended April 30, 2018.

ITEM 14. Principal Accountant Fees and Services

The following table presents the aggregate fees and expenses paid or accrued by the Company for professional services rendered by the Company’s auditors, EisnerAmper, in fiscal years 2018 and 2017.  Other than as set forth below, no professional services were rendered or fees billed by EisnerAmper during fiscal years 2018 and 2017.

Service	2018	2017
Audit Fees (1)	$345,000	$360,000
Audit-Related Fees (2)	31,000	25,000
Tax Fees (3)	-	40,0000
All Other Fees (4)	-	-
TOTAL	$376,000	$425,000

________________________

(1)

Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, the reviews of the quarterly financial statements, issuance of consents and assistance with and review of documents filed with the SEC.

(2)

Other audit-related services provided by EisnerAmper include the annual audit of the Company’s employee benefit plans as well as accounting consultations regarding significant transactions during the fiscal year.

(3)

Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice. The fiscal year 2016 tax return was prepared by EisnerAmper, subsequent to that Andersen Tax, another accounting firm, has provided these services to the Company

(4)	No other services were performed by EisnerAmper in connection with financial information systems design and implementation or otherwise.

Pre-Approved Services

Prior to engaging EisnerAmper to render the above services during fiscal year 2018, and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the external auditor was compatible with the maintenance of EisnerAmper’s independence in the conduct of its auditing services.

The procedures used by the Audit Committee for the pre-approval of all audit and permissible non-audit services provided by the independent auditors are described below.

Before engagement of EisnerAmper as independent auditors for fiscal year 2018, the independent auditors submitted a detailed description of services expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

Audit Services include audit work performed on the Company’s financial statements, as well as work that generally only the independent auditors can reasonably be expected to provide, including statutory audits, comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit-Related Services are for assurance and related services that are traditionally performed by the independent auditors, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements and discussions surrounding the proper application of financial accounting and/or reporting standards.

Tax Services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditors’ tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.  As indicated above, the Company has engaged another accounting firm to provide such services.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(2) Exhibits

Exhibit Number	Description	Note
2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(9)
3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)
3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)
3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(4)
3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(6)
3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(8)
3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(8)
3.7	Amended and Restated Bylaws of the Registrant	(11)
4.1	Specimen of Common Stock certificate	(1)
10.1 *	Employment agreement, dated as of March 17, 2008, between Registrant and Martin Bloch	(3)
10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(12)
10.1*	Frequency Electronics, Inc. 2005 Stock Plan	(14)
10.13	Lease agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(13)
10.13	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(10)
10.16 *	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(5)
10.17 *	Form of Deferred Compensation Agreement	Filed herewith
10.18 *	Form of Stock Appreciation Rights Agreement	Filed herewith

10.19 *	Memorandum of Understanding, dated April 30, 2018, between Stanton Sloane and the Registrant	Filed herewith
21	List of Subsidiaries of Registrant	(10)
23.1	Consent of Independent Registered Public Accounting	(10)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2018	(10)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2018	(10)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements	(10)

* Denotes compensatory plans or arrangements or management contracts.

NOTE:

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

(5) Filed with the SEC as exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.

(6) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.

(7) (Intentionally omitted.)

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

(10) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.

(11) Filed with the SEC as an exhibit to a current report of the Registrant on Form 8-K, File No. 1-8061, on December 18, 2014, which exhibit is incorporated herein by reference.

(12) Filed with the SEC as an exhibit, numbered as indicated above, to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.

(13) Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.

(14) Filed with the SEC as an exhibit, numbered as indicated above, to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

	By:	/s/ Stanton Sloane
Stanton Sloane President and CEO

	By:	/s/ Steven L. Bernstein
Steven L. Bernstein Chief Financial Officer
Dated: August 28, 2018