Form 10-Q
period 2018-07-31
FREQUENCY ELECTRONICS INC
filed 2018-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of September 12, 2018 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2018	2018
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,621	$7,869
Marketable securities	7,178	6,149
Accounts receivable, net of allowance for doubtful accounts of $175 at July 31, 2018 and $181 at April 30, 2018	6,487	4,268
Costs and estimated earnings in excess of billings, net	6,732	5,094
Inventories, net	26,341	26,186
Prepaid income taxes	1,453	1,459
Prepaid expenses and other	1,247	1,050
Total current assets	52,059	52,075
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	14,041	14,127
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	14,083	13,915
Other assets	2,733	2,850
Total assets	$83,533	$83,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$1,264	$1,841
Accrued liabilities	3,174	3,416
Total current liabilities	4,438	5,257

Deferred compensation	13,626	13,541
Deferred rent and other liabilities	1,500	1,524
Total liabilities	19,564	20,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 8,881 shares outstanding at July 31, 2018; 8,867 shares outstanding at April 30, 2018	9,164	9,164
Additional paid-in capital	56,610	56,439
Retained earnings (accumulated deficit)	449	(65)
Common stock reacquired and held in treasury - at cost (283 shares at July 31, 2018 and 297 shares at April 30, 2018)	(1,295)	(1,361)
Accumulated other comprehensive income	(959)	(915)
Total stockholders’ equity	63,969	63,262
Total liabilities and stockholders’ equity	$83,533	$83,584

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

Three Months Ended July 31,

(In thousands except per share data)

(Unaudited)

	2018	2017
Condensed Consolidated Statements of Operations
Revenues	$11,011	$12,023
Cost of revenues	6,737	7,502
Gross margin	4,274	4,521
Selling and administrative expenses	2,540	2,712
Research and development expense	1,649	1,629
Operating income	85	180

Other income (expense):
Investment income	45	1,154
Interest expense	(18)	(21)
Other (expense) income, net	(74)	2
Income before provision for income taxes	38	1,315
Provision for income taxes	7	485
Net income from continuing operations	31	830
Loss from discontinued operations, net of tax	-	(216)
Net income	$31	$614

Net income per common share:
Basic earnings from continued operations	$0.00	$0.09
Basic loss from discontinued operations		(0.02)
Basic earnings per share	$0.00	0.07
Diluted earnings from continued operations	$0.00	0.09
Diluted loss from discontinued operations		(0.02)
Diluted earnings per share	$0.00	$0.07

Weighted average shares outstanding:
Basic	8,876	8,826
Diluted	8,990	8,967

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net income	$31	$614
Other comprehensive loss:
Foreign currency translation adjustment	(36)	315
Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($19) in 2017	(8)	34
Reclassification adjustment for realized gains included in net income, net of tax of $355 in 2017	-	(689)
Total unrealized loss on marketable securities, net of tax	(8)	(655)

Total other comprehensive loss	(44)	(340)
Comprehensive (loss) income	$(13)	$274

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,

(In thousands)

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$31	$830
Net loss from discontinued operations	-	(216)
Net income	31	614
Non-cash charges to earnings	1,151	145
Net changes in operating assets and liabilities	(4,743)	1,759
Cash (used in) provided by operating activities – continuing operations	(3,561)	2,518
Cash provided by operating activities – discontinued operations	-	641
Net cash (used in) provided by operating activities	(3,561)	3,159

Cash flows from investing activities:
Proceeds on redemption of marketable securities	595	6,273
Purchase of marketable securities	(1,636)
Purchase of fixed assets and other assets	(483)	(450)
Cash (used in) provided by investing activities – continuing operations	(1,524)	5,823
Cash used in investing activities – discontinued operations	-	(9)
Net cash (used in) provided by investing activities	(1,524)	5,814

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	-	1
Net cash provided by financing activities	-	1

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(5,085)	8,974

Effect of exchange rate changes on cash and cash equivalents	(163)	316

Net (decrease) increase in cash and cash equivalents	(5,248)	9,290

Cash and cash equivalents at beginning of period	7,869	2,738

Cash and cash equivalents at end of period	2,621	12,028

Less cash and equivalents of discontinued operations at end of period	-	1,118

Cash and cash equivalents of continuing operations at end of period	$2,621	$10,910

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18	$17
Income Taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2018 and the results of its operations and cash flows for the three months ended July 31, 2018 and 2017.  The April 30, 2018 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In December 2016, the Company entered into a contingent share purchase agreement with certain foreign parties with respect to a potential sale of Gillam-FEI s.a., the Company’s Belgian subsidiary (“Gillam”).  However, these parties did not perform their obligations under that agreement, and the Company continued to negotiate with other parties with respect to a potential sale.  In April 2017, the Company decided to sell its Gillam business as soon as practicable. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria as defined in U.S. GAAP in the quarter ended April 30, 2017. On April 26, 2018, the Company sold Gillam to a European entity in a stock purchase agreement for $1.0 million in cash, which was received on April 27, 2018, and a note payable in three years for an additional $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000, which represented the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining Gillam equity value reduced by the cash received and the value of the note receivable. As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2018.

Summarized operating results for the Gillam discontinued operations, for the three months ended July 31, 2017 were as follows:

July 31,
2017
(UNAUDITED)
(In thousands except par value)
Revenues	$1,012
Cost of revenues	716
Gross Margin	296
Selling and administrative expenses	357
Research and development expenses	150
Operating Loss	(211)
Other income (expense):
Other income (expense), net	(1)
Loss before provision for income taxes	(212)
Provision for income taxes	(4)
Net loss	$(216)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Three months ended July 31,

	2018	2017
Weighted average shares outstanding:
Basic	8,876,416	8,826,026
Effect of dilutive securities	114,055	141,281
Diluted	8,990,471	8,967,307

The computation of diluted Earnings Per Share for the three months ending July 31, 2018 and 2017 excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Three months ended July 31,

	2018	2017
Outstanding options and SARS excluded	1,129,000	893,500

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2018 and April 30, 2018, costs and estimated earnings in excess of billings, net, consisted of the following:

	July 31, 2018	April 30, 2018
	(In thousands)
Costs and estimated earnings in excess of billings	$8,042	$5,266
Billings in excess of costs and estimated earnings	(1,310)	(172)
Net asset	$6,732	$5,094

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  For the most part, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on a percentage of completion basis.  During three months ended July 31, 2018 and 2017, revenue recognized under percentage of completion contracts was approximately $9.3 million and $6.4 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. Total contract losses at July 31, 2018 were approximately $70,000. There were no contract losses for the same fiscal 2018 period.

NOTE E – TREASURY STOCK TRANSACTIONS

During three months period ended July 31, 2018, the Company made contributions of 14,339 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or net realizable value, consisted of the following:

	July 31, 2018	April 30, 2018
	(In thousands)
Raw Materials and Component Parts	$15,108	$16,206
Work in Progress	8,540	8,216
Finished Goods	2,693	1,764
	$26,341	$26,186

As of July 31, 2018 and April 30, 2018, approximately $25.5 million and $25.2 million, respectively, of total inventory was located in the United States and $0.9 million and $1.0 million, respectively, was located in China.

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

The Company’s management measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of products, customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Three months ended July 31,

	2018	2017
Revenues:
FEI-NY	$8,577	$9,160
FEI-Zyfer	2,561	4,272
less intercompany revenues	(127)	(1,409)
Consolidated revenues	$11,011	$12,023

Operating profit:
FEI-NY	$(215)	$(400)
FEI-Zyfer	386	691)
Corporate	(86)	(111)
Consolidated operating profit	$85	$180

	July 31, 2018	April 30, 2018
Identifiable assets:
FEI-NY (approximately $1.5 and $1.7 million in China in fiscal years 2019 and 2018, respectively)	$57,248	$55,181
FEI-Zyfer	8,562	8,168
less intersegment balances	(11,180)	(11,888)
Corporate	28,903	32,123
Consolidated identifiable assets	$83,533	$83,584

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets. During the three months ended July 31, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $68,000 and $64,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $2,000 and $182,000, respectively, included in revenues in the statement of operations as part of the FEI-NY segment. At July 31, 2018, approximately $4,000 was payable to Morion. At July 31, 2018 there was no receivable related to Morion. During the three months ended July 31, 2018, the Company did not receive a dividend from Morion. During the three months ended July 31, 2017, the Company received a dividend from Morion in the amount of approximately $51,000 included in other income (expense) in the statement of operations as part of the FEI-NY segment.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U. S. Department of Treasury’s prohibition against U. S. persons from providing it with new financing.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at July 31, 2018 and April 30, 2018, respectively, were as follows (in thousands):

	July 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$7,311	$11	$(144)	$7,178

	April 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$6,274	$10	$(135)	$6,149

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2018
Fixed Income Securities	$6,054	$(144)	$-	$-	$6,054	$(144)
April 30, 2018
Fixed Income Securities	$5,334	$(135)	$-	$-	$5,334	$(135)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2018 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2018 the Company sold or redeemed available-for-sale securities in the amounts of $595,000, with no material losses. During the three months ended July 31, 2017, the Company sold or redeemed available-for-sale securities in the amount $6.3 million, realizing gains of approximately $1.0 million.

Maturities of fixed income securities classified as available-for-sale at July 31, 2018 were as follows (at cost, in thousands):

Current	$916
Due after one year through five years	2,557
Due after five years through ten years	3,838
$7,311

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have, however, the Company expects the new standard will likely not have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal year 2021.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company does not intend to adopt this update early and is currently re-evaluating the impact of this standard on its consolidated financial statements, due to the new lease amendment dated July 25, 2018, for the Company’s headquarters in New York, when adopted beginning in fiscal 2020.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Newly Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended, which establishes new guidance for revenue recognition. ASU 2014-09 eliminates most of the existing industry-specific revenue recognition guidance and significantly expands related disclosures. Additionally, it supersedes some cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates a new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The Company determines revenue recognition through the following steps: identification of the contract, or contracts, with the customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognize revenue when, or as, the entity satisfies a performance obligation. The core principle of the guidance is that the Company will recognize revenue upon the transfer of the promised goods and services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The new guidance requires significant additional judgement and estimation (as compared to the previous guidance) that may include, but is not limited to, identifying performance obligations and estimating the amount of variable consideration, if any, to include in the transaction price, and allocation of the transaction price to the performance obligations. The new standard allows for two methods of adoption, either by (i) retrospectively to each prior reporting period presented (“full retrospective method”) or (ii) retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (“modified-retrospective method”). The Company adopted ASU 2014-09 in the first quarter of fiscal 2019 using the modified-retrospective method, which resulted in a cumulative effect increase of $484,000, including the adoption of ASC 340-40 as noted below, as of the date of adoption on May 1, 2018, to retained earnings. The adoption of ASU 2014-09 effected all new and open contracts as of the adoption date.

In connection with the adoption of Topic 606 on May 1, 2018, the Company also adopted the guidance in ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and therefore the Company defers and capitalizes them as contract costs. As a result of this new guidance, the Company capitalizes sales commissions for which the expected amortization period is greater than one year. The Company classifies the unamortized portion of deferred commissions as current or noncurrent assets based upon the timing of when the Company expects to recognize the expense. The current and noncurrent portion of deferred commissions are included in prepaid expenses and other current assets, respectively, in the Company’s Condensed Consolidated Balance Sheet. Adoption of ASC 340-40 resulted in a cumulative effect adjustment of $87,000 to total assets, $109,000 to total liabilities, and a $22,000 reduction to retained earnings, as of the date of adoption, on May 1, 2018.

The Company’s new accounting policies as a result of adopting ASU 2014-09 are discussed below.

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the government. The Company’s contracts typically include multiple performance obligations which are satisfied either by shipped projects or the completion of milestones as defined in the contract. The transaction price is allocated either (i) based on the sale price of each item shipped or (ii) as defined by the milestones stated in the contract.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the POC method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

In connection with the adoption of Topic 606, there were changes to the timing of the Company’s revenue recognition associated with the significant portion of our business that was not being accounted for as percentage of completion in prior years for contracts where the end customer was the U.S. Government. These production-type contracts under which revenue was previously recorded as Passage of Title (“POT”) are currently being recognized as Percentage of Completion (“POC”) following adoption of this ASU. As a result, the Company will begin recognizing revenue earlier under these contracts. The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

Significant judgment is used in evaluating the financial information for certain contracts related to the adoption of this ASU to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor.

Practical Expedients

The Company expenses sales commissions as sales and marketing expenses in the period they are incurred if the expected amortization period is one year or less.

The Company expenses costs, other than sales commissions, to obtain a contract in the period for which they are incurred as these amounts would have been incurred even if the contract had not been obtained.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Revenue

Total revenue related to the adoption ASU 2014-09 and recognized over time as POC was approximately $9.3 million of the $11.0 million reported for the three months ended July 31, 2018. The amounts by segment are as follows:

	July 31, 2018
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$8,079	$498	$8,577
FEI-Zyfer	1,175	1,386	2,561
Intersegment	(7)	(120)	(127)
Revenue	$9,247	$1,764	$11,011

The cumulative effect of changes made to the Condensed Consolidated May 1, 2018 Balance Sheet was as follows (in thousands):

	Balance at April 30, 2018	Adjustments		Balance at May 1, 2018
ASSETS
Costs and estimated earnings in excess of billings, net	$5,094	$1,435	(a)	$6,529
Inventories, net	26,186	(929)	(b)	25,257
Prepaid expenses and other	1,050	77	(c)	1,127
Total current assets	52,075	583		52,658
Other assets	2,850	10	(d)	2,860
Total assets	83,584	593		84,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$3,416	$97	(e)	$3,513
Total current liabilities	5,257	97		5,354
Deferred rent and other liabilities	1,524	12	(f)	1,536
Total liabilities	20,322	109		20,431
(Accumulated deficit) Retained Earnings	(65)	484	(g)	419
Total stockholders’ equity	63,262	484		63,746
Total liabilities and stockholders’ equity	83,584	593		84,177

Notes:

(a)  Adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of Topic 606

(b)  Adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of Topic 606

(c)  Adjustment for short-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(d)  Adjustment for long-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(e)  Adjustment to record short-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(f)  Adjustment to record long-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(g) The cumulative effect of initially adopting Topic 606 and ASC 340-40 using the modified-retrospective method as an adjustment to the beginning balance of (Accumulated deficit) Retained earnings.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The impact of adopting the standard on the Company’s consolidated financial statements for the three months ended July 31, 2018 were as follows (in thousands):

Condensed Consolidated Balance Sheet

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
ASSETS
Costs and estimated earnings in excess of billings, net	$6,732	$2,246	(a)	$4,486
Inventories, net	26,341	(1,155)	(b)	27,496
Prepaid expenses and other	1,247	62	(c)	1,185
Total current assets	52,059	1,153		50,906
Other assets	2,733	2	(d)	2,731
Total assets	83,533	1,155		82,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$3,174	84	(e)	3,090
Total current liabilities	4,438	84		4,354
Deferred rent and other liabilities	1,500	12	(f)	1,488
Total liabilities	19,564	96		19,468
Retained Earnings (Accumulated deficit)	449	1,059	(g)	(610)
Total stockholders’ equity	63,969	1,059		62,910
Total liabilities and stockholders’ equity	83,533	1,155		82,378

Notes:

(a)  Cumulative adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of Topic 606

(b)  Cumulative adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of Topic 606

(c)  Cumulative adjustment for short-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(d)  Cumulative adjustment for long-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(e)  Cumulative adjustment to record short-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(f)  Cumulative adjustment to record long-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(g) The cumulative effect of initially adopting and adjustment for the three months ended July 31, 2018 for Topic 606 and ASC 340-40 using the modified-retrospective method as an adjustment to the balance of Retained earnings (Accumulated deficit).

Condensed Consolidated Statement of Operations

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$11,011	$811		$10,200
Cost of revenues	6,737	226		6,511
Gross profit	4,274	585		3,689
Selling and administrative expenses	2,540	10	(a)	2,530
Operating profit (loss)	85	575		(490)
Income (loss) before provision for income taxes	38	575		(537)
Net income (loss)	31	575		(544)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As of July 31, 2018, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Based on the weighting of all evidence, both positive and negative, most notably the three year cumulative loss, we established a full valuation allowance against our U.S. deferred tax assets during the quarter ended April 30, 2018. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Tax Act”) was enacted into law. In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the TCJA was incomplete as of April 30, 2018, and remains incomplete as of July 31, 2018.  However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items during the three-month and six-month periods ended January 31, 2018 and April 30, 2018. There were no changes to the estimates during the three months ended July 31, 2018.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1933 or the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  All statements by the Company that address activities, events or developments that the Company expects or anticipates will occur in the future, including all statements by the Company regarding its expected financial position, revenues, cash flows and other operating results, business position, legal proceedings or similar matters, are forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.  Any and all of the forward-looking statements contained in this Form 10-Q and any other public statement by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2018, except for those impacted by the newly adopted accounting standard below.

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. A performance obligation is a distinct product or service that is transferred to the customers control based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The company derives revenue either as (i) units with specifications and frequencies that can be used by multiple customers (POT) or (ii) units with specific specifications and frequencies that are used by a specific customer or for government end use (POC).

In prior years a significant portion of our business that was not being accounted for as percentage of completion was from contracts where the end customer is the U.S. Government. These production-type contracts under which revenue was previously recorded as POT are currently being recognized as POC following adoption of ASU 2014-09 as noted in Footnote J. As a result, the Company will begin recognizing revenue earlier under these contracts.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the POC method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Costs and Expenses

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are expensed as incurred, except as otherwise noted in Note J above in relation to the adoption of ASU 2014-09.

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write-downs are established for slow-moving or obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write-downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2018 and 2017 the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months ended July 31,

	2018	2017
Revenues
FEI-NY	77.9%	76.2%
FEI-Zyfer	23.3	35.5
Less intersegment revenues	(1.2)	(11.7)
	100.0	100.0
Cost of revenues	61.2	62.4
Gross margin	38.8	37.6
Selling and administrative expenses	23.1	22.6
Research and development expenses	15.0	13.5
Operating profit	0.7	1.5
Other (expense) income, net	(0.4)	9.4
Provision for income taxes	0.1	4.0
Income from continuing operations	0.2	6.9
Loss from discontinued operations, net of tax	-	(1.8)
Net income	0.2%	5.1%

Revenues

	Three months ended July 31, (in thousands)

	2018	2017	Change
FEI-NY	$8,577	$9,160	$(583)	(6%)
FEI-Zyfer	2,561	4,272	(1,711)	(40%)
Intersegment revenues	(127)	(1,409)	1,282	(91%)
	$11,011	$12,023	$(1,012)	(8%)

For the three months ended July 31, 2018, revenues from commercial and U.S. Government satellite programs increased approximately $335,000 over the same period of fiscal year 2018, and accounted for approximately 50% of consolidated revenues compared to approximately 43% during the same period of fiscal 2018.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased approximately $230,000 over the same period of fiscal 2018, and accounted for approximately 43% of consolidated revenues compared to approximately 38% during the same period of fiscal 2018.  Other commercial revenues for the three months ended July 31, 2018 decreased approximately $1.6 million over the same period of fiscal 2018, and accounted for approximately 6% of consolidated revenues compared to 19% during the same period of fiscal 2018.  Intersegment revenues are eliminated in consolidation.  Revenue amounts for the three months ended July 31, 2018 include the adoption of ASU 2014-09 as previously stated in Note J.

Based on current backlog, satellite payload revenue for fiscal year 2019 is expected to be higher when compared to fiscal year 2018, both in total revenue and as a percent of overall revenue. The Company received significant satellite related bookings in the past two quarters and expects increasing revenues to follow in the current fiscal year. For the foreseeable future satellite payloads will continue to be a major business area for the Company and represent a significant portion of the Company’s overall revenue.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three months ended July 31,
	(in thousands)
	2018	2017	Change
	$4,274	$4,521	$(247)	(6%)
GM Rate	38.8%	37.6%

For the three month period ended July 31, 2018, the gross margin rate increased and the gross margin decreased as compared to the same period in fiscal year 2018. The gross margin decrease was primarily due to approximately $1.0 million in lower revenues compared to the same period of the prior fiscal year. The increase in gross margin rate was due to favorable product mix and effective cost management.

Selling and Administrative Expenses

Three months ended July 31,
(in thousands)
2018	2017	Change
$2,540	$2,712	$(172)	(6%)

For the three months ended July 31, 2018, selling and administrative (“SG&A”) expenses declined approximately $172,000 as compared to the same period in fiscal year 2018 and were approximately 23% of consolidated revenues.  The reduction occurred in various accounts; there was no specific account that made up the majority of the decrease. The Company continues to monitor and manage expenses of the business.  SG&A amounts for the three months ended July 31, 2018 include adjustments related to the adoption of ASC 340-40 as previously stated in Note J.

Research and Development Expense

Three months ended July 31,
(in thousands)
2018	2017	Change
$1,649	$1,629	$20	1%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance competitiveness for future contracts.  R&D spending for the three months ended July 31, 2018 was comparable to that of the same period of the previous fiscal year.  The R&D rate for the period ending July 31, 2018 was 15% compared to 14% of sales for the same period of the previous fiscal year.  For the balance of the fiscal year research and development activity will include a significantly higher level of customer funded R&D.

Operating Income

Three months ended July 31,
(in thousands)
2018	2017	Change
$85	$180	$(95)	(53%)

The Company achieved a lower operating income for the three months ended July 31, 2018 due to an increased gross margin rate, expense management and increased R&D.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense)

	Three months ended July 31,
	(in thousands)
	2018	2017	Change
Investment income	$45	$1,154	$(1,109)	NM
Interest expense	(18)	(21)	3	(14%)
Other income (expense), net	(74)	2	(76)	NM
	$(47)	$1,135	$(1,182)	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases or sales of securities.  For the three months ending July 31, 2018 investment income was lower than in the same period of fiscal year 2017, mainly due to in the quarter ending July 31, 2017 the Company divested of all its holdings in equities securities in its investment account, which were converted to cash.  As a result, the Company recorded gains of approximately $1.0 million during the three months ended July 31, 2017 as compared to no gain or loss in the same period of fiscal year 2018.

Income Tax Provision (Benefit)

	Three months ended July 31,
	(in thousands)
	2018	2017	Change
	$7	$485	$(478)	NM
Effective tax rate on pre-tax book income:
	23.0%	36.9%

For the three months ended July 31, 2018, the Company recorded an income tax provision of $7,000, which includes a discrete income tax provision of $18,000. The calculation of the overall income tax provision for the three months ended July 31, 2018 primarily consist of foreign taxes and a discrete income tax provision related to the accrual of interest for unrecognized benefits. For the three months ended July 31, 2017, the Company recorded an income tax provision of $485,000.

The effective tax rate for the three months ended July 31, 2018 is an income tax provision of 23.0% compared to 36.9% in the comparable prior period. The effective rate for the three months ended July 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit. Based on the weighting of all evidence, both positive and negative, most notably the three-year cumulative loss, we established a full valuation allowance against our U.S. deferred tax assets during the quarter ended April 30, 2018. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Tax Act”) was enacted into law. In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty [or diversity of view] in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended April 30, 2018, and remains incomplete as of July 31, 2018.  However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items during the three-month and six-month periods ended January 31, 2018 and April 30, 2018.  There were no changes to the estimates during the three months ended July 31, 2018.

Discontinued Operations

	Three months ended July 31,
	(in thousands)
	2018	2017	Change
Net Loss	$-	$(216)	$216	(100%)

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the financial statements.  On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1.0 million in cash received on April 27, 2018, and a note payable in three years for an additional $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000. The calculation of the loss was the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining equity amounts of Gillam reduced by the cash received and the value of the note receivable. As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $47.6 million at July 31, 2018 and $46.8 million at April 30, 2018.  Included in working capital at July 31, 2018 and April 30 2018, is $9.8 million and $14.0 million, respectively, of cash, cash equivalents, and short-term investments.  The Company’s current ratio at July 31, 2018 was 11.7 to 1.

Cash used in operations for the three months ended July 31, 2018 was $3.6 million compared to $3.2 million provided by operations in the comparable fiscal year 2018 period.  The decrease in cash flow in the fiscal year 2019 period ended July 31, 2018 resulted primarily from an increase in accounts receivables, compared to the balances as of the end of the previous fiscal year 2018 period ended July 31, 2017.  For the three month periods ended July 31, 2018 and 2017, the Company incurred approximately $1.2 million and $145,000, respectively, of non-cash operating expenses including depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2018, was $1.5 million compared to $5.8 million provided by investing activities in the same period of fiscal year 2018.  During the fiscal year 2019 period, marketable securities were sold or redeemed in the amount of $595,000 compared to $6.3 million of such redemptions during the fiscal year 2018 period. For the fiscal year 2019 period, approximately $1.6 million of marketable securities were purchased. There were no marketable securities purchased for the same period in fiscal year 2018. In the three months ended July 31, 2018 and 2017, the Company acquired property, plant and equipment in the amount of approximately $483,000 and $450,000, respectively.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

There was no cash provided by financing activities for the three months ended July 31, 2018 compared to $1,000 provided in the three months ended July 31, 2017.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.  As of July 31, 2018, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2018 and 2017, there were no repurchases of shares.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. During fiscal year 2018, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2019, the Company has secured significant additional customer funding for its R&D activities, and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal year 2018. The Company expects internally generated cash will be adequate to fund these development efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of July 31, 2018, the Company’s consolidated funded backlog was approximately $37 million compared to $30 million at April 30, 2018, the end of fiscal year 2018.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at July 31, 2018 was approximately $10.4 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and associated funding. The Company expects these contracts to become fully funded over time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2019 and the foreseeable future.

The Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates in the Chinese Renminbi to U.S. Dollar exchange rate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

(Registrant)

Date: September 14, 2018                                                         BY   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer