Form 10-Q
period 2018-10-31
FREQUENCY ELECTRONICS INC
filed 2018-12-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of December 12, 2018 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	October 31,	April 30,
	2018	2018
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$3,911	$7,869
Marketable securities	7,341	6,149
Accounts receivable, net of allowance for doubtful accounts of $173 at October 31, 2018 and $181 at April 30, 2018	6,110	4,268
Costs and estimated earnings in excess of billings, net	7,047	5,094
Inventories, net	25,648	26,186
Prepaid income taxes	622	1,459
Prepaid expenses and other	1,001	1,050
Total current assets	51,680	52,075
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,486	14,127
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	14,251	13,915
Other assets	3,628	2,850
Total assets	$83,662	$83,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$1,073	$1,841
Accrued liabilities	3,179	3,416
Total current liabilities	4,252	5,257

Deferred compensation	13,707	13,541
Deferred rent and other liabilities	1,479	1,524
Total liabilities	19,438	20,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 8,909 shares outstanding at October 31, 2018; 8,867 shares outstanding at April 30, 2018	9,164	9,164
Additional paid-in capital	56,710	56,439
Retained earnings (accumulated deficit)	572	(65)
Common stock reacquired and held in treasury - at cost (255 shares at October 31, 2018 and 297 shares at April 30, 2018)	(1,168)	(1,361)
Accumulated other comprehensive income	(1,054)	(915)
Total stockholders’ equity	64,224	63,262
Total liabilities and stockholders’ equity	$83,662	$83,584

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

Six Months Ended October 31,

(In thousands except per share data)

(Unaudited)

	2018	2017
Condensed Consolidated Statements of Operations
Revenues	$23,153	$21,360
Cost of revenues	14,860	14,636
Gross margin	8,293	6,724
Selling and administrative expenses	5,182	5,046
Research and development expense	3,257	3,364
Operating loss	(146)	(1,686)

Other income (expense):
Investment income	189	1,167
Interest expense	(34)	(41)
Other income, net	121	3
Income (loss) before provision for income taxes	130	(557)
Benefit for income taxes	(23)	(98)
Net income (loss) from continuing operations	153	(459)
Loss from discontinued operations, net of tax	-	(408)
Net income (loss)	$153	$(867)

Net income (loss) per common share:
Basic and diluted earnings (loss) from continued operations	$0.02	$(0.05)
Basic and diluted loss from discontinued operations	$0.00	$(0.05)
Basic and diluted earnings (loss) per share	$0.02	$(0.10)

Weighted average shares outstanding:
Basic	8,885	8,830
Diluted	9,046	8,830

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$153	$(867)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(82)	575
Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($20) in 2017	(55)	37
Reclassification adjustment for realized gains included in net income, net of tax of $356 in 2017	(2)	(691)
Total unrealized loss on marketable securities, net of tax	(57)	(654)

Total other comprehensive loss	(139)	(79)
Comprehensive income (loss)	$14	$(946)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended October 31,

(In thousands except per share data)

(Unaudited)

	2018	2017
Condensed Consolidated Statements of Operations
Revenues	$12,142	$9,337
Cost of revenues	8,123	7,134
Gross margin	4,019	2,203
Selling and administrative expenses	2,642	2,335
Research and development expense	1,607	1,734
Operating loss	(230)	(1,866)

Other income (expense):
Investment income	144	13
Interest expense	(17)	(21)
Other income, net	195	1
Income (loss) before provision for income taxes	92	(1,873)
Benefit for income taxes	(30)	(584)
Net income (loss) from continuing operations	122	(1,289)
Loss from discontinued operations, net of tax	-	(192)
Net income (loss)	$122	$(1,481)

Net income per common share:
Basic and diluted earnings (loss) from continued operations	$0.01	$(0.15)
Basic and diluted loss from discontinued operations	$0.00	$(0.02)
Basic and diluted earnings (loss) per share	$0.01	$(0.17)

Weighted average shares outstanding:
Basic	8,893	8,835
Diluted	9,102	8,835

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income	$122	$(1,481)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(46)	260
Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($2) in 2017	(47)	3
Reclassification adjustment for realized gains included in net income, net of tax of $1 in 2017	(2)	(2)
Total unrealized loss gain on marketable securities, net of tax	(49)	1

Total other comprehensive (loss) income	(95)	261
Comprehensive income (loss)	$27	$(1,220)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,

(In thousands)

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$153	$(459)
Net loss from discontinued operations	-	(408)
Net income (loss)	153	(867)
Non-cash charges to earnings	2,158	1,451
Net changes in operating assets and liabilities	(3,411)	1,631
Cash (used in) provided by operating activities – continuing operations	(1,100)	2,215
Cash provided by operating activities – discontinued operations	-	614
Net cash (used in) provided by operating activities	(1,100)	2,829

Cash flows from investing activities:
Proceeds on redemption of marketable securities	947	6,477
Purchase of marketable securities	(2,206)	-
Purchase of fixed assets and other assets	(1,337)	(883)
Cash (used in) provided by investing activities – continuing operations	(2,596)	5,594
Cash used in investing activities – discontinued operations	-	(28)
Net cash (used in) provided by investing activities	(2,596)	5,566

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	-	1
Net cash provided by financing activities	-	1

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(3,696)	8,396

Effect of exchange rate changes on cash and cash equivalents	(262)	675

Net (decrease) increase in cash and cash equivalents	(3,958)	9,071

Cash and cash equivalents at beginning of period	7,869	2,738

Cash and cash equivalents at end of period	3,911	11,809

Less cash and equivalents of discontinued operations at end of period	-	794

Cash and cash equivalents of continuing operations at end of period	$3,911	$11,015

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34	$41
Income Taxes	$-	$325

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended October 31,

(In thousands)

(Unaudited)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262
Opening BS adjustment for adoption of ASU 2014-09				484				484
Adjusted balance at May 1, 2018	9,163,940	9,164	56,439	419	297,083	(1,361)	(915)	63,746
Contribution of stock to 401(k) plan			50		(14,339)	66		116
Stock-based compensation expense			121					121
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			-		-	-		-
Other comprehensive income, net of tax							(44)	(44)
Net income				31				31
Balance at July 31, 2018	9,163,940	9,164	56,610	450	282,744	(1,295)	(959)	63,970
Contribution of stock to 401(k) plan			58		(10,089)	46		104
Stock-based compensation expense			123					123
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(81)		(17,708)	81		-
Other comprehensive income, net of tax							(95)	(95)
Net income				122				122
Balance at October 31, 2018	9,163,940	$9,164	$56,710	$572	254,947	$(1,168)	$(1,054)	$64,224

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2018 and the results of its operations and cash flows for the six and three months ended October 31, 2018 and 2017.  The April 30, 2018 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In April 2017, the Company decided to sell its Gillam business as soon as practicable. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria as defined in U.S. GAAP in the quarter ended April 30, 2017. On April 26, 2018, the Company sold Gillam to a European entity in a stock purchase agreement for $1.0 million in cash, which was received on April 27, 2018, and a note payable in three years for an additional $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000, which represented the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining Gillam equity value reduced by the cash received and the value of the note receivable. As such Gillam’s results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2018.

Summarized operating results for the Gillam discontinued operations, for the six and three months ended October 31, 2017 were as follows:

	Periods ended October 31, 2017
	Six months	Three months
	(UNAUDITED)	(UNAUDITED)
	(In thousands)
Revenues	$1,955	$943
Cost of Revenues	1,390	674
Gross Margin	565	269
Selling and administrative expenses	703	346
Research and development expenses	268	118
Operating Loss	(406)	(195)
Other income (expense):
Investment (loss) income
Other income (expense), net	(3)	(2)
Loss before provision for income taxes	(409)	(197)
Benefit for income taxes	1	5
Net Loss	$(408)	$(192)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Periods ended October 31,
	Six months		Three months
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	8,884,810	8,830,486	8,893,203	8,834,945
Effect of dilutive securities	161,028	**	208,836	**
Diluted	9,045,838	8,830,486	9,102,039	8,834,945

      ** For the six and three month periods ended October 31, 2017, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded are 1,353,750. The effect of dilutive securities for the periods would have been 129,245 and 117,209, respectively.

The computation of diluted Earnings Per Share for the six and three months ending October 31, 2018 and 2017 excludes those options and stock appreciation rights (“SARS”) with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  The inclusion of such options and SARS in the computation of earnings per share would have been antidilutive.  The number of excluded options and SARS were:

	Periods ended October 31,
	Six months		Three months
	2018	2017	2018	2017
Outstanding options and SARS excluded	968,500	**	780,000	**

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2018 and April 30, 2018, costs and estimated earnings in excess of billings, net, consisted of the following:

	October 31, 2018	April 30, 2018
	(In thousands)
Costs and estimated earnings in excess of billings	$8,433	$5,266
Billings in excess of costs and estimated earnings	(1,386)	(172)
Net asset	$7,047	$5,094

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  For the most part, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on a percentage of completion basis.  During the six and three months ended October 31, 2018, revenue recognized under percentage of completion contracts was approximately $20.4 million and $11.2 million, respectively. During the six and three months ended October 31, 2017, such revenue was approximately $10.9 million and $4.5 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

NOTE E – TREASURY STOCK TRANSACTIONS

During six and three months period ended October 31, 2018, the Company made contributions of 24,428 shares and 10,089 shares of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or net realizable value, consisted of the following:

	October 31, 2018	April 30, 2018
	(In thousands)
Raw Materials and Component Parts	$13,618	$16,206
Work in Progress	9,840	8,216
Finished Goods	2,190	1,764
	$25,648	$26,186

As of October 31, 2018 and April 30, 2018, approximately $24.9 million and $25.2 million, respectively, of total inventory was located in the United States and $0.8 million and $1.0 million, respectively, was located in China.

NOTE G – SEGMENT INFORMATION

The Company operates under two reportable segments based on the geographic locations of its subsidiaries:

(1)

FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets - communication satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations; and other components and systems for the U.S. military.  The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom and FEI-Asia.  FEI-Asia functions as a manufacturing facility for the FEI-NY segment with historically minimal sales to outside customers. In fiscal 2015 and 2016, they had higher sales to outside customers, producing product to third parties as a contract manufacturer.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

(2)

FEI-Zyfer – operates out of California and its products incorporate time and frequency distribution technologies into systems and subsystems for secure communications, both governmental and commercial.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Periods ended October 31,
	Six months		Three months
	2018	2017	2018	2017
Revenues:
FEI-NY	$18,322	$15,740	$9,745	$6,579
FEI-Zyfer	5,103	7,865	2,542	3,593
less intersegment revenues	(272)	(2,245)	(145)	(835)
Consolidated revenues	$23,153	$21,360	$12,142	$9,337

Operating loss:
FEI-NY	$(402)	$(2,758)	$(185)	$(2,358)
FEI-Zyfer	458	1,275	72	584
Corporate	(202)	(203)	(117)	(92)
Consolidated operating loss	$(146)	$(1,686)	$(230)	$(1,866)

	October 31, 2018	April 30, 2018
Identifiable assets:
FEI-NY (approximately $1.3 and $1.7 million in China in fiscal years 2019 and 2018, respectively)	$56,634	$55,181
FEI-Zyfer	8,885	8,168
less intersegment balances	(11,334)	(11,888)
Corporate	29,477	32,123
Consolidated identifiable assets	$83,662	$83,584

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., (“Morion”) a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on a cost basis.  This investment is included in other assets in the accompanying balance sheets. During the six months ended October 31, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $145,000 and $170,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $2,000 and $182,000, respectively, included in revenues in the statement of operations as part of the FEI-NY segment. During the three months ended October 31, 2018 and 2017, the Company acquired product from Morion in the aggregate amount of approximately $78,000 and $106,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $2,000 and $182,000, respectively, included in revenues in the statement of operations as part of the FEI-NY segment. At October 31, 2018, approximately $5,000 was payable to Morion. At October 31, 2017 there were no payables to Morion. At October 31, 2018 and 2017, there were no receivables related to Morion. During the six months ended October 31, 2018 and 2017, the Company received a dividend from Morion in the amount of approximately $105,000 and $51,000, respectively, included in other income, net in the statement of operations as part of the FEI-NY segment.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2018 and April 30, 2018, respectively, were as follows (in thousands):

	October 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$7,522	$3	$(184)	$7,341

	April 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$6,274	$10	$(135)	$6,149

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2018
Fixed Income Securities	$6,023	$(177)	$-	$-	$6,023	$(177)
April 30, 2018
Fixed Income Securities	$5,334	$(135)	$-	$-	$5,334	$(135)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2018 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the six and three months ended October 31, 2018, the Company sold or redeemed available-for-sale securities in the amounts of $947,110 and $325,110, respectively, realizing gains of approximately $2,000 in both periods. During the six and three months ended October 31, 2017, the Company sold or redeemed available-for-sale securities in the amount $6.5 million and $204,000, respectively, realizing gains of approximately $1.0 million and $4,000, respectively.

Maturities of fixed income securities classified as available-for-sale at October 31, 2018 were as follows (at cost, in thousands):

Current	$1,114
Due after one year through five years	2,898
Due after five years through ten years	3,510
$7,522

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early. Although the Company is still in the process of determining the effect that ASU 2017-04 may have, it expects the new standard will likely not have a material effect on its financial statements when adopted in fiscal 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal 2021.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and early adoption is permitted.  The Company does not intend to adopt this update early and is currently re-evaluating the impact of this standard on its consolidated financial statements, due to the new lease amendment dated July 25, 2018, for the Company’s headquarters in New York, and expects that adoption will materially increase our assets and liabilities on the consolidated financial statements related to recording right-of-use assets and corresponding lease liabilities when adopted beginning in fiscal 2020.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in fiscal 2021.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the Percentage of Completion (“POC”) method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

In connection with the adoption of Topic 606, there were changes to the timing of the Company’s revenue recognition associated with the significant portion of our business that was not being accounted for as percentage of completion in prior years for contracts where the end customer was the U.S. Government. These production-type contracts under which revenue was previously recorded as Passage of Title (“POT”) are currently being recognized as POC following adoption of this ASU. As a result, the Company will begin recognizing revenue earlier under these contracts. The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Revenue

Total revenue related to the adoption ASU 2014-09 and recognized over time as POC was approximately $20.4 million of the $23.2 million reported for the six months ended October 31, 2018, and $11.2 million of the $12.1 million reported for the three months ended October 31, 2018. The amounts by segment and product line are as follows:

	Six Months Ended October 31, 2018
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$17,199	$1,123	$18,322
FEI-Zyfer	3,233	1,870	5,103
Intersegment	(36)	(236)	(272)
Revenue	$20,396	$2,757	$23,153

	Three Months Ended October 31, 2018
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$9,120	$625	$9,745
FEI-Zyfer	2,058	484	2,542
Intersegment	(30)	(115)	(145)
Revenue	$11,148	$994	$12,142

	Periods ended October 31,
	Six months		Three months
	2018	2017	2018	2017
	(In thousands)
Revenue by Product Line:
Satellite Revenue	$11,302	$8,998	$5,768	$3,799
Government Non-Space Revenue	10,420	7,706	5,639	3,158
Other Commercial & Industrial Revenue	1,431	4,656	735	2,380
Consolidated revenues	$23,153	$21,360	$12,142	$9,337

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The cumulative effect of changes made to the Condensed Consolidated Balance Sheet as of May 1, 2018 was as follows (in thousands):

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The impact of adopting the standard on the Company’s consolidated financial statements for the six and three months ended October 31, 2018 were as follows (in thousands):

Condensed Consolidated Balance Sheet

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
ASSETS
Costs and estimated earnings in excess of billings, net	$7,047	$3,487	(a)	$3,560
Inventories, net	25,648	(1,994)	(b)	27,642
Prepaid expenses and other	1,001	46	(c)	955
Total current assets	51,680	1,539		50,141
Other assets	3,628	5	(d)	3,623
Total assets	83,662	1,544		82,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$3,179	61	(e)	3,118
Total current liabilities	4,252	61		4,191
Deferred rent and other liabilities	1,479	12	(f)	1,467
Total liabilities	19,438	73		19,365
Retained Earnings (Accumulated deficit)	572	1,471	(g)	(899)
Total stockholders’ equity	64,224	1,471		62,753
Total liabilities and stockholders’ equity	83,662	1,544		82,118

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

(c)  Cumulative adjustment for short-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(d)  Cumulative adjustment for long-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40

(e)  Cumulative adjustment to record short-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(f)  Cumulative adjustment to record long-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40

(g) The cumulative effect of initially adopting for Topic 606 and ASC 340-40 using the modified-retrospective method as an adjustment to the balance of Retained earnings (Accumulated deficit).

Condensed Consolidated Statement of Operations

Six Months Ended October 31, 2018:	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$23,153	$2,052		$21,101
Cost of revenues	14,860	1,065		13,795
Gross profit	8,293	989		7,304
Selling and administrative expenses	5,182	0	(a)	5,182
Operating profit (loss)	(146)	988		(1,134)
Income (loss) before provision for income taxes	130	988		(858)
Net income (loss)	153	988		(835)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended October 31, 2018:	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$12,142	$1,242		$10,900
Cost of revenues	8,123	838		7,285
Gross profit	4,019	403		3,616
Selling and administrative expenses	2,642	(9)	(a)	2,651
Operating profit (loss)	(230)	413		(643)
Income (loss) before provision for income taxes	92	413		(321)
Net income (loss)	122	413		(291)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40

NOTE K – CREDIT FACILITY

On January 30, 2017, the Company repaid the principal balance due on its credit facility, dated June 6, 2013, with JPMorgan Chase Bank, N.A.  Subsequently, the Company voluntarily terminated this credit facility with JPMorgan Chase Bank, N.A to reduce the fees and expenses associated with maintaining that facility.  The Company did not incur any early termination fees associated with its voluntary termination of this credit facility.  If, in the future, the Company determines that it would be beneficial to have a credit facility in place, the Company believes that alternative facilities are available.  As of October 31, 2018, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

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

The Company’s accounting for certain elements of the TCJA was incomplete as of April 30, 2018, and remains incomplete as of October 31, 2018.  However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items during the periods ended January 31, 2018 and April 30, 2018. There were no changes to the estimates during the six and three months ended October 31, 2018.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the net realizable value of its inventory or the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the six and three months ended October 31, 2018, except for those impacted by the newly adopted accounting standard below.

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. A performance obligation is a distinct product or service that is transferred to the customer’s control based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The company derives revenue either as (i) units with specifications and frequencies that can be used by multiple customers (POT) or (ii) units with specific specifications and frequencies that are used by a specific customer or for government end use (POC).

In prior years a significant portion of our business that was not being accounted for as POC was from contracts where the end customer is the U.S. Government. These production-type contracts under which revenue was previously recorded as POT are currently being recognized as POC following adoption of ASU 2014-09 as noted in Note J to the condensed consolidated financial statements in Part I, Item I of this form 10-Q (“Note J”). As a result, the Company will begin recognizing revenue earlier under these contracts.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the POC method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated GM Rate for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Costs and Expenses

Contract costs include all direct material costs, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are expensed as incurred, except as otherwise noted in Note J above in relation to the adoption of ASU 2014-09.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the six and three months ended October 31, 2018 and 2017 the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Six months		Three months
	Periods ended October 31,
	2018	2017	2018	2017
Revenues
FEI-NY	79.1%	73.7%	80.3%	70.5%
FEI-Zyfer	22.0	36.8	20.9	38.5
Less intersegment revenues	(1.1)	(10.5)	(1.2)	(9.0)
	100.0	100.0	100.0	100.0
Cost of revenues	64.2	68.5	66.9	76.4
Gross margin	35.8	31.5	33.1	23.6
Selling and administrative expenses	22.4	23.6	21.8	25.0
Research and development expenses	14.1	15.8	13.2	18.6
Operating loss	(0.7)	(7.9)	(1.9)	(20.0)
Other income (loss), net	1.2	5.3	2.7	(0.1)
Benefit for income taxes	(0.1)	(0.5)	(0.2)	(6.3)
Income (Loss) from continued operations	0.6	(2.1)	1.0	(13.8)
(Loss) from discontinued operations, net of tax	0.0	(1.9)	0.0	(2.1)
Net income (loss)	0.6%	(4.0)%	1.0%	(15.9)%

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2018	2017	Change		2018	2017	Change
FEI-NY	$18,322	$15,740	$2,582	16.4%	$9,745	$6,579	$3,166	48.1%
FEI-Zyfer	5,103	7,865	(2,762)	(35.1)	2,542	3,593	(1,051)	(29.3)
Intersegment revenues	(272)	(2,245)	1,973	(87.9)	(145)	(835)	690	(82.6)
	$23,153	$21,360	$1,793	8.4%	$12,142	$9,337	$2,805	30.0%

For the six months ended October 31, 2018, revenues from commercial and U.S. Government satellite programs increased approximately $2.3 million over the same period of the previous fiscal year, and accounted for approximately 49% of consolidated revenues compared to approximately 42% during this same period in fiscal 2018.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $2.7 million over the same period of fiscal 2018, and accounted for approximately 45% of consolidated revenues compared to approximately 36% during this same period in fiscal 2018.  Other commercial and industrial revenues in this fiscal 2019 period accounted for approximately 6% of consolidated revenues compared to 22% in the prior year.  Intersegment revenues are eliminated in consolidation.

For the three months ended October 31, 2018 revenues from commercial and U.S. Government satellite programs increased approximately $2.0 million over the same period of fiscal 2018, and accounted for approximately 48% of consolidated revenues compared to approximately 41% during this same period in fiscal 2018.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $2.5 million over the same period of fiscal 2018, and accounted for approximately 46% of consolidated revenues compared to approximately 34% during this same period in fiscal 2018. Other commercial and industrial revenues for the three months ended October 31, 2018 accounted for approximately 6% of consolidated revenues compared to 26% during this same period in the prior year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Six months				Three months
	Periods ended October 31,
	2018	2017	Change		2018	2017	Change
	$8,293	$6,724	$1,569	23.3%	$4,019	$2,203	$1,816	82.4%
GM Rate	35.8%	31.5%			33.1%	23.6%

For the six and three month period ended October 31, 2018 gross margin and GM Rate increased over the same period in fiscal 2018. The increase to both the gross margin and GM Rate was due to increased revenues, lower repair cost and product mix.

Selling and Administrative Expenses

Six months				Three months
Periods ended October 31,
2018	2017	Change		2018	2017	Change
$5,182	$5,046	$136	2.7%	$2,642	$2,335	$307	13.2%

For the six months ended October 31, 2018 and 2017, selling and administrative (“SG&A”) expenses were approximately 22% and 24%, respectively, of consolidated revenues.  For the three months periods ended October 31, 2018 and 2017, SG&A expenses were approximately 22% and 25% respectively, of consolidated revenues.  The increase in SG&A expenses during the six and three months ended October 31, 2018, as compared to the six and three months ended October 31, 2017, was due to additional personnel related expenses and professional fees, partially offset by reductions in various other SG&A accounts.

Research and Development Expense

Six months				Three months
Periods ended October 31,
2018	2017	Change		2018	2017	Change
$3,257	$3,364	$(107)	(3.2)%	$1,607	$1,734	$(127)	(7.3)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.  The R&D rate for the six month period ending October 31, 2018 was 14% compared to 16% of sales for the same period of the previous fiscal year.  The R&D rate for the three month period ending October 31, 2018 was 13% compared to 19% of sales for the same period of the previous fiscal year.  Customer funded R&D development recorded in revenues is expected to add substantially to overall R&D activity in the full current fiscal year compared to fiscal 2018.

Operating Income (Loss)

Six months				Three months
Periods ended October 31,
2018	2017	Change		2018	2017	Change
$(146)	$(1,686)	$1,540	(91.3)%	$(230)	$(1,866)	$1,636	(87.7)%

The Company had increased revenue, gross margin, and GM Rate in the six and three months ending October 31, 2018 resulting in reduced operating loss as compared to the same periods of the preceding fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense)

	Six months				Three months
	Periods ended October 31,
	2018	2017	Change		2018	2017	Change
Investment income	$189	$1,167	$(978)	(83.8)%	$144	$13	$131	NM	%
Interest expense	(34)	(41)	7	(17.1)%	(17)	(21)	4	(19.0)%
Other income (expense), net	121	3	118	NM %	195	-	195	NM	%
	$276	$1,129	$(853)	(75.6)%	$322	$(8)	$330	NM	%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on these securities vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases or sales of securities.  In the quarter ending July 31, 2017 the Company divested of all its holdings in equities securities in its investment account, which were converted to cash.  As a result, the Company recorded gains of approximately $1.0 million during the six months ended October 31, 2017 as compared to negligible gain or loss in the same period of fiscal 2019. The change in other income (expense) was the result of the proceeds of a life insurance policy of a retired key employee.

Income Tax Provision (Benefit)

	Six months				Three months
	Periods ended October 31,
	2018	2017	Change		2018	2017	Change
	$(23)	$(98)	$75	(76.5)%	$(30)	$(584)	$554	(94.9)%
Effective tax rate on pre-tax book income:
	(17.7)%	17.6%			(32.6)%	31.2%

For the six months ended October 31, 2018, the Company recorded an income tax benefit of $(22,600), which included a discrete income tax provision of $36,700. The calculation of the overall income tax provision for the six months ended October 31, 2018 primarily consisted of foreign taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits. For the six months ended October 31, 2017, the Company recorded an income tax benefit of $(98,000).

For the three months ended October 31, 2018, the Company recorded an income tax benefit of $(29,700), which included a discrete income tax provision of $18,400. The calculation of the overall income tax provision for the three months ended October 31, 2018 primarily consisted of foreign taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits. For the three months ended October 31, 2017, the Company recorded an income tax benefit of $(584,000).

The effective tax rate for the six months ended October 31, 2018 was an income tax benefit of (17.7)% compared to an income tax provision of 17.6% in the comparable prior period. The effective rate for the six months ended October 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the three months ended October 31, 2018 was an income tax benefit of (32.6)% compared to an income tax provision of 31.2% in the comparable prior period. The effective rate for the three months ended October 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act was enacted into law. In response to the TCJA, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended April 30, 2018, and remains incomplete as of October 31, 2018.  However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items during the periods ended January 31, 2018 and April 30, 2018.  There were no changes to the estimates during the six months ended October 31, 2018.

Discontinued Operations

	Six months				Three months
	Periods ended October 31,
	2018	2017	Change		2018	2017	Change
Net Loss	$0	$(408)	$(408)	100%	$0	$192	$192	100%

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the condensed consolidated financial statements I Part I, Item 1 of this Form 10-Q.  On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1.0 million in cash received on April 27, 2018, and a note payable in three years for an additional $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000. The calculation of the loss was the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining equity amounts of Gillam reduced by the cash received and the value of the note receivable. As such Gillam’s results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $47.4 million at October 31, 2018 and $46.8 million at April 30, 2018.  Included in working capital at October 31, 2018 and April 30 2018, is $11.3 million and $14.0 million, respectively, of cash, cash equivalents, and short-term investments.  The Company’s current ratio at October 31, 2018 was 12.1 to 1.

Cash used in operations for the six months ended October 31, 2018 was $1.1 million compared to $2.8 million provided by operations in the comparable fiscal 2018 period.  The decrease in cash flow in the fiscal 2019 period ended October 31, 2018 resulted primarily from an increase in accounts receivables and a decrease in accounts payables offset by a decrease in inventory, compared to the balances as of the end of the previous fiscal 2018 period ended October 31, 2017.  For the six month periods ended October 31, 2018 and 2017, the Company incurred approximately $2.2 million and $1.5 million, respectively, of non-cash operating expenses including depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2018, was $2.6 million compared to $5.6 million provided by investing activities in the same period of fiscal 2018.  During the fiscal 2019 period, marketable securities were sold or redeemed in the amount of $947,000 compared to $6.5 million of such redemptions during the fiscal 2018 period. For the fiscal 2019 period, approximately $2.2 million of marketable securities were purchased. There were no marketable securities purchased for the same period in fiscal 2018. In the six months ended October 31, 2018 and 2017, the Company acquired property, plant and equipment in the amount of approximately $1.3 million and $883,000, respectively. The Company discontinued investing in equity securities in fiscal 2018 as part of its cash management strategy.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

There was no cash provided by financing activities for the six months ended October 31, 2018 compared to $1,000 provided in the six months ended October 31, 2017.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock for treasury whenever appropriate opportunities arise but it has neither a formal repurchase plan nor commitments to purchase additional shares in the future.

As of October 31, 2018, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six months ended October 31, 2018 and 2017, there were no repurchases of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. During fiscal 2018, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal 2019, the Company has secured significant additional customer funding for its R&D activities, and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal year 2018. The Company expects internally generated cash will be adequate to fund these development efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of October 31, 2018, the Company’s consolidated funded backlog was approximately $38 million compared to $30 million at April 30, 2018, the end of fiscal 2018.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at October 31, 2018 was approximately $8.5 million under cost-plus-fee contracts.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and associated funding. The Company expects these contracts to become fully funded over time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 14, 2019 and the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

(Registrant)

Date: December 14, 2018                                                          BY   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer