Form 10-Q
period 2019-01-31
FREQUENCY ELECTRONICS INC
filed 2019-03-18
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of March 12, 2019 – 8,729,682

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	January 31,	April 30,
	2019	2018
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,418	$7,869
Marketable securities	8,442	6,149
Accounts receivable, net of allowance for doubtful accounts of $173 at January 31, 2019 and $181 at April 30, 2018	7,312	4,268
Costs and estimated earnings in excess of billings, net	7,282	5,094
Inventories, net	25,065	26,186
Prepaid income taxes	417	1,459
Prepaid expenses and other	877	1,050
Total current assets	51,813	52,075
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,783	14,127
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance and cash held in trust	14,419	13,915
Other assets	3,616	2,850
Total assets	$84,248	$83,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$1,120	$1,841
Accrued liabilities	3,444	3,416
Total current liabilities	4,564	5,257

Deferred compensation	13,779	13,541
Deferred rent and other liabilities	1,314	1,524
Total liabilities	19,657	20,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 8,955 shares outstanding at January 31, 2019; 8,867 shares outstanding at April 30, 2018	9,164	9,164
Additional paid-in capital	56,696	56,439
Retained earnings (Accumulated deficit)	251	(65)
	66,111	65,538
Common stock reacquired and held in treasury - at cost (209 shares at January 31, 2019 and 297 shares at April 30, 2018)	(960)	(1,361)
Accumulated other comprehensive income	(560)	(915)
Total stockholders’ equity	64,591	63,262
Total liabilities and stockholders’ equity	$84,248	$83,584

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months Ended January 31,

(In thousands except per share data)

(Unaudited)

	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$36,345	$31,932
Cost of revenues	23,953	28,060
Gross margin	12,392	3,872
Selling and administrative expenses	7,838	7,796
Research and development expense	5,094	5,071
Operating loss	(540)	(8,995)

Other income (expense):
Investment income	242	1,236
Interest expense	(57)	(61)
Other income, net	225	4
Loss before provision (benefit) for income taxes	(130)	(7,816)
Provision for income taxes	38	2,750
Net loss from continuing operations	(168)	(10,566)
Loss from discontinued operations, net of tax	-	(697)
Net loss	$(168)	$(11,263)

Net loss per common share:
Basic and diluted loss from continued operations	$(0.02)	$(1.20)
Basic and diluted loss from discontinued operations	-	(0.07)
Basic and diluted loss per share	(0.02)	(1.27)

Weighted average shares outstanding:
Basic	8,899	8,836
Diluted	8,899	8,836

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(168)	$(11,263)
Other comprehensive loss:
Foreign currency translation adjustment	261	623
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $8 in 2018	95	(54)
Reclassification adjustment for realized gains included in net income, net of tax of $355 in 2018	(1)	(688)
Total unrealized gain (loss) on marketable securities, net of tax	94	(742)

Total other comprehensive income (loss)	355	(119)
Comprehensive income (loss)	$187	$(11,382)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended January 31,

(In thousands except per share data)

(Unaudited)

	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$13,193	$10,572
Cost of revenues	9,093	13,424
Gross margin (loss)	4,100	(2,852)
Selling and administrative expenses	2,657	2,749
Research and development expense	1,837	1,708
Operating loss	(394)	(7,309)

Other expense:
Investment income	52	68
Interest expense	(23)	(19)
Other income, net	104	1
Loss before provision for income taxes	(261)	(7,259)
Provision for income taxes	60	2,848
Net loss from continuing operations	(321)	(10,107)
Loss from discontinued operations, net of tax	-	(289)
Net loss	$(321)	$(10,396)

Net loss per common share:
Basic (loss) income from continued operations	$(0.04)	$(1.15)
Basic loss from discontinued operations	-	(0.03)
Basic (loss) income per share	(0.04)	(1.18)

Weighted average shares outstanding:
Basic	8,928	8,846
Diluted	8,928	8,846

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(321)	$(10,396)
Other comprehensive income:
Foreign currency translation adjustment	343	48
Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $39 in 2018	150	(76)
Reclassification adjustment for realized gains included in net income	1	-
Total unrealized gain (loss) on marketable securities, net of tax	151	(76)

Total other comprehensive income (loss)	494	(28)
Comprehensive income (loss)	$173	$(10,424)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,

(In thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(168)	$(10,566)
Net loss from discontinued operations	-	(697)
Net loss	(168)	(11,263)
Non-cash charges to earnings	3,303	8,285
Net changes in operating assets and liabilities	(4,420)	5,771
Cash provided by operating activities – continuing operations	(1,285)	2,793
Cash provided by operating activities – discontinued operations	-	1,217
Net cash (used in) provided by operating activities	(1,285)	4,010

Cash flows from investing activities:
Proceeds on redemption of marketable securities	987	6,477
Purchase of marketable securities	(3,200)	(4,961)
Purchase of fixed assets and other assets	(2,175)	(1,032)
Cash (used in) provided by investing activities – continuing operations	(4,388)	484
Cash used in investing activities – discontinued operations	-	(44)
Net (used in) cash provided by investing activities	(4,388)	440

Cash flows from financing activities:
Tax benefit from exercise of stock-based compensation	-	1
Net cash provided by financing activities	-	1

Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(5,673)	4,451

Effect of exchange rate changes on cash and cash equivalents	222	738

Net (decrease) increase in cash and cash equivalents	(5,451)	5,189

Cash and cash equivalents at beginning of period	7,869	2,738

Cash and cash equivalents at end of period	2,418	7,927

Less cash and equivalents of discontinued operations at end of period	-	943

Cash and cash equivalents of continuing operations at end of period	$2,418	$6,984

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$57	$61
Income taxes	$2	$325

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended January 31,

(In thousands except per share data)

(Unaudited)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262
Opening adjustment for adoption of ASU 2014-09				484				484
Adjusted balance at May 1, 2018	9,163,940	9,164	56,439	419	297,083	(1,361)	(915)	63,746
Contribution of stock to 401(k) plan			50		(14,339)	66		116
Stock-based compensation expense			121					121
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price
Other comprehensive income, net of tax							(44)	(44)
Net income				31				31
Balance at July 31, 2018	9,163,940	$9,164	$56,610	$450	282,744	$(1,295)	$(959)	$63,970
Contribution of stock to 401(k) plan			58		(10,089)	46		104
Stock-based compensation expense			123					123
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(81)		(17,708)	81		-
Other comprehensive loss, net of tax							(95)	(95)
Net income				122				122
Balance at October 31, 2018	9,163,940	$9,164	$56,710	$572	254,947	$(1,168)	$(1,054)	$64,224
Contribution of stock to 401(k) plan			35		(5,829)	27		62
Stock-based compensation expense			128		(1,100)	4		132
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(177)		(38,536)	177		-
Other comprehensive income, net of tax							494	494
Net loss				(321)				(321)
Balance at January 31, 2019	9,163,940	$9,164	$56,696	$251	209,482	$(960)	$(560)	$64,591

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended January 31,

(In thousands except per share data)

(Unaudited)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2017	9,163,940	$9,164	$55,767	$23,712	347,422	$(1,592)	$2,281	$89,332
Contribution of stock to 401(k) plan			68		(13,740)	63		131
Stock-based compensation expense			153		(100)	1		154
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(3)		(744)	3		-
Other comprehensive loss, net of tax							(340)	(340)
Net income				614				614
Balance at July 31, 2017	9,163,940	$9,164	$55,985	$24,326	332,838	$(1,525)	$1,941	$89,891
Contribution of stock to 401(k) plan			57		(11,530)	53		110
Stock-based compensation expense			97					97
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price
Other comprehensive income, net of tax							261	261
Net loss				(1,481)				(1,481)
Balance at October 31, 2017	9,163,940	$9,164	$56,139	$22,845	321,308	$(1,472)	$2,202	$88,878
Contribution of stock to 401(k) plan			36		(7,487)	34		70
Stock-based compensation expense			115		(2,750)	12		127
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(1)		(117)	1		-
Other comprehensive loss, net of tax							(28)	(28)
Net loss				(10,396)				(10,396)
Balance at January 31, 2018	9,163,940	$9,164	$56,289	$12,449	310,954	$(1,425)	$2,174	$78,651

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2019 and the results of its operations and cash flows for the nine and three months ended January 31, 2019 and January 31, 2018.  The April 30, 2018 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (‘U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – DISCONTINUED OPERATIONS

In April 2017, the Company decided to sell Gillam and determined that the assets and liabilities of this reportable segment met the discontinued operations criteria as defined in U. S. GAAP in the quarter ended April 30, 2017. On April 26, 2018, the Company sold Gillam to a European entity in a stock purchase agreement for $1.0 million in cash, which was received on April 27, 2018, and a note payable in three years for an additional $1.0 million. The loss recorded due to the sale of Gillam was approximately $359,000, which represented the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining Gillam equity value reduced by the cash received and the value of the note receivable which is recorded in the caption other assets in the accompanying Condensed Consolidated Balance Sheets. As such Gillam’s results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2018.

Summarized operating results for the Gillam discontinued operations, for the nine and three months ended January 31, 2018, were as follows:

	Nine months	Three months
	(UNAUDITED)	(UNAUDITED)
	(In thousands except par value)
Revenues	$3,018	$1,063
Cost of Revenues	2,089	699
Gross Margin	929	364
Selling and administrative expenses	1,285	582
Research and development expenses	334	66
Operating Loss	(690)	(284)
Other income (expense):
Investment (loss) income
Other income (expense), net	(7)	(4)
Loss before provision for income taxes	(697)	(288)
Provision for income taxes	-	1
Net Loss	$(697)	$(289)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Nine months		Three months
	Periods ended January 31,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic	8,899,110	8,835,685	8,927,710	8,846,083
Effect of dilutive securities	**	**	**	**
Diluted	8,899,110	8,835,685	8,927,710	8,846,083

** For the nine and three month periods ended January 31, 2019, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded as of January 31, 2019 are 1,207,750 options. The effect of dilutive securities for the periods would have been 204,071 options and 289,322 options, for the nine and three month periods ended January 31, 2019, respectively. For the nine and three month periods ended January 31, 2018, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded as of January 31, 2018 are 1,260,250 options. The effect of dilutive securities for the periods would have been 131,638 options and 136,424 options for the nine and three month periods ended January 31, 2018, respectively.

NOTE D – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2019 and April 30, 2018, costs and estimated earnings in excess of billings, net, consisted of the following:

	January 31, 2019	April 30, 2018
	(In thousands)
Costs and estimated earnings in excess of billings	$8,962	$5,266
Billings in excess of costs and estimated earnings	(1,680)	(172)
Net asset	$7,282	$5,094

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion basis. During the nine and three months ended January 31, 2019, revenue recognized under percentage of completion contracts was approximately $33.3 million and $12.9 million, respectively.  During the nine and three months ended January 31, 2018, revenue recognized under percentage of completion contracts was approximately $13.7 million and $2.8 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.

NOTE E – TREASURY STOCK TRANSACTIONS

During the nine and three months period ended January 31, 2019, the Company made contributions of 30,257 shares and 5,829 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE F – INVENTORIES

Inventories, which are reported at the lower of cost or market, consisted of the following:

	January 31, 2019	April 30, 2018
	(In thousands)
Raw Materials and Component Parts	$13,135	$16,206
Work in Progress	8,884	8,216
Finished Goods	3,046	1,764
	$25,065	$26,186

As of January 31, 2019 and April 30, 2018, approximately $24.2 million and $25.2 million, respectively, of total inventory was located in the United States and $0.9 million and $1.0 million, respectively, was located in China.

NOTE G – SEGMENT INFORMATION

The Company operates under two reportable segments based on the geographic locations of its subsidiaries:

(1)

FEI-NY – operates out of New York and its operations consist principally of precision time and frequency control products used in three principal markets: satellites (both commercial and U.S. Government-funded); terrestrial cellular telephone or other ground-based telecommunication stations; and other components and systems for the U.S. military. The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Elcom and FEI-Asia. FEI-Asia functions as a manufacturing facility for the FEI-NY segment with historically minimal sales to outside customers. In fiscal 2015 and 2016, they had higher sales to outside customers, producing product for third parties as a contract manufacturer. FEI-Elcom, in addition to its own product line, provides design and technical support the FEI-NY segment’s satellite business.

(2)

FEI-Zyfer – operates out of California and its products incorporate timing synchronization and distribution technologies into systems and subsystems for secure communications, both government and commercial.

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the periods (in thousands):

	Nine months		Three months
	Periods ended January 31,
	2019	2018	2019	2018
Revenues:
FEI-NY	$28,076	$22,184	$9,754	$6,444
FEI-Zyfer	8,746	12,378	3,644	4,514
less intersegment revenues	(477)	(2,630)	(205)	(386)
Consolidated revenues	$36,345	$31,932	$13,193	$10,572

Operating loss:
FEI-NY	$(1,745)	$(11,312)	$(939)	$(8,554)
FEI-Zyfer	1,305	2,629	847	1,354
Corporate	(100)	(312)	(302)	(109)
Consolidated operating loss	$(540)	$(8,995)	$(394)	$(7,309)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	January 31, 2019	April 30, 2018
Identifiable assets:
FEI-NY (approximately $1.4 and $1.7 million, respectively in China)	$56,969	$55,181
FEI-Zyfer	9,998	8,168
less intersegment balances	(11,577)	(11,888)
Corporate	28,858	32,123
Consolidated identifiable assets	$84,248	$83,584

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying balance sheets. During the nine months ended January 31, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $291,000 and $279,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $2,000 and $192,000, respectively, included in revenues in the statement of operations as part of the FEI-NY segment. During the three months ended January 31, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $145,000 and $108,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $9,000 for the same period in 2018, included in revenues in the statement of operations as part of the FEI-NY segment.  At January 31, 2019 there was no payable nor receivable related to Morion. During the nine months ended January 31, 2019 and 2018, the Company received a dividend from Morion in the amount of approximately $105,000 and $85,000, respectively, included in other income, net in the statement of operations as part of the FEI-NY segment.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U. S. Department of Treasury’s prohibition against U. S. persons from providing it with new financing.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2019 and April 30, 2018, respectively, were as follows (in thousands):

	January 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,473	$42	$(73)	$8,442

	April 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$6,274	$10	$(135)	$6,149

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2019
Fixed Income Securities	$1,695	$(15)	$4,546	$(58)	$6,241	$(73)

April 30, 2018
Fixed Income Securities	$5,334	$(135)	$-	$-	$5,334	$(135)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2019 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the nine months ended January 31, 2019, the Company sold or redeemed available-for-sale securities of approximately $987,000, realizing gains of approximately $2,000. During the nine months ended January 31, 2018, the Company sold or redeemed available-for-sale securities in the amounts of approximately $6.5 million, realizing gains of approximately $1 million.

Maturities of fixed income securities classified as available-for-sale at January 31, 2019 were as follows, at cost (in thousands):

Current	$1,572
Due after one year through five years	3,997
Due after five years through ten years	2,904
$8,473

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

The Company believes that the fair value of its financial instruments comprising notes receivable approximate the carrying amount.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted. The Company will adopt this update on May 1, 2019, the effective date of initial application, using a modified retrospective transition approach. The Company will continue to apply ASC-840, including disclosure requirements, in the comparative periods in the year the Company adopts the new guidance. The new standard provides a number of optional practical expedients. The Company expects to elect the package of three practical expedients which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company does not expect to elect the practical expedients to use hindsight or pertaining to land easements, the latter not being applicable to the Company. The Company expects this standard will have a material effect on our financial statements, with the most significant effects related to: (i) the recognition of new right of use assets and lease liabilities on our balance sheet for primarily real estate operating leases and (ii) providing significant new disclosures regarding lease activities. The Company does not expect a significant change in our leasing activities between now and adoption.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the adoption of ASU 2014-09 on May 1, 2018, the Company also adopted the guidance in ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and therefore the Company defers and capitalizes them as contract costs. As a result of this new guidance, the Company capitalizes sales commissions for which the expected amortization period is greater than one year. The Company classifies the unamortized portion of deferred commissions as current or noncurrent assets based upon the timing of when the Company expects to recognize the expense. The current and noncurrent portion of deferred commissions are included in prepaid expenses and other current assets, respectively, in the Company’s Condensed Consolidated Balance Sheet. Adoption of ASC 340-40 resulted in a cumulative effect adjustment of $87,000 to total assets, $109,000 to total liabilities, and a $22,000 reduction to retained earnings, as of the date of adoption, on May 1, 2018.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the adoption of ASU 2019-09, there were changes to the timing of the Company’s revenue recognition associated with the significant portion of our business that was not being accounted for as percentage of completion in prior years for contracts where the end customer was the U.S. Government. These production-type contracts under which revenue was previously recorded as Passage of Title (“POT”) are currently being recognized as POC following adoption of this ASU. As a result, the Company will begin recognizing revenue earlier under these contracts. The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

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

Disaggregation of Revenue

Total revenue related to the adoption ASU 2014-09 and recognized over time as POC was approximately $33.3 million of the $36.4 million reported for the nine months ended January 31, 2019, and $12.9 million of the $13.2 million reported for the three months ended January 31, 2019. The amounts by segment and product line were as follows:

	Nine Months Ended January 31, 2019
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$26,611	$1,465	$28,076
FEI-Zyfer	6,680	2,066	8,746
Intersegment	(25)	(452)	(477)
Revenue	$33,266	$3,079	$36,345

	Three Months Ended January 31, 2019
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$9,412	$342	$9,754
FEI-Zyfer	3,447	197	3,644
Intersegment	11	(216)	(205)
Revenue	$12,870	$323	$13,193

	Periods ended January 31,
	Nine months		Three months
	2019	2018	2019	2018
	(In thousands)
Revenue by Product Line:
Satellite Revenue	$17,289	$11,448	$5,987	$2,450
Government Non-Space Revenue	17,058	13,928	6,639	6,222
Other Commercial & Industrial Revenue	1,998	6,556	567	1,900
Consolidated revenues	$36,345	$31,932	$13,193	$10,572

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

Notes:

(a)  Adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of ASU 2019-09.

(b)  Adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of ASU 2019-09.

(c)  Adjustment for short-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40.

(d)  Adjustment for long-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40.

(e)  Adjustment to record short-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40.

(f)  Adjustment to record long-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40.

(g) The cumulative effect of initially adopting ASU 2019-09 and ASC 340-40 using the modified-retrospective method as an adjustment to the beginning balance of (Accumulated deficit) Retained Earnings.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The impact of adopting the standard on the Company’s consolidated financial statements for the nine and three months ended January 31, 2019 were as follows (in thousands):

Condensed Consolidated Balance Sheet

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
ASSETS
Costs and estimated earnings in excess of billings, net	$7,282	$4,286	(a)	$2,996
Inventories, net	25,065	(3,115)	(b)	28,180
Prepaid expenses and other	877	35	(c)	842
Total current assets	51,813	1,206		50,607
Other assets	3,616	15	(d)	3,601
Total assets	84,248	1,221		83,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$3,444	39	(e)	3,405
Total current liabilities	4,564	39		4,525
Deferred rent and other liabilities	1,314	12	(f)	1,302
Total liabilities	19,657	51		19,606
Retained Earnings (Accumulated deficit)	251	1,170	(g)	(919)
Total stockholders’ equity	64,591	1,170		63,421
Total liabilities and stockholders’ equity	84,248	1,221		83,027

Notes:

(a)  Cumulative adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of ASU 2019-09.

(b)  Cumulative adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of ASU 2019-09.

(c)  Cumulative adjustment for short-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40.

(d)  Cumulative adjustment for long-term capitalization of sales commissions, net of amortized amounts, due to adoption of ASC 340-40.

(e)  Cumulative adjustment to record short-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40.

(f)  Cumulative adjustment to record long-term liability of sales commissions, net of amounts paid, due to adoption of ASC 340-40.

(g) The cumulative effect of initially adopting for ASU 2019-09 and ASC 340-40 using the modified-retrospective method as an adjustment to the balance of Retained earnings (Accumulated deficit).

Condensed Consolidated Statement of Operations

Nine Months Ended January 31, 2019:	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$36,345	$2,861		$33,484
Cost of revenues	23,953	2,186		21,767
Gross profit	12,392	677		11,715
Selling and administrative expenses	7,838	(10)	(a)	7,848
Operating loss	(540)	686		(1,226)
Loss before provision for income taxes	(130)	686		(816)
Net loss	(168)	686		(854)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended January 31, 2019:	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$13,193	$809		$12,384
Cost of revenues	9,093	1,121		7,972
Gross profit	4,100	(312)		4,412
Selling and administrative expenses	2,657	(10)	(a)	2,667
Operating loss	(394)	(302)		(92)
(Loss) income before provision for income taxes	(261)	(302)		41
Net loss	(321)	(302)		(19)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40.

NOTE K – CREDIT FACILITY

As of January 30, 2019, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

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

As of the period ended April 30, 2018, the Company’s accounting for certain elements of the TCJA was incomplete. The Company recorded a provisional noncash charge to income tax expense of $5.3 million related to the revaluation of our deferred tax assets at the lower federal corporate tax rate of 21%. During the quarter ended January 31, 2019, the Company finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1933 or the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  All statements by the Company that address activities, events or developments that the Company expects or anticipates will occur in the future, including all statements by the Company regarding its expected financial position, revenues, cash flows and other operating results, business position, legal proceedings or similar matters, are forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.  Any and all of the forward-looking statements contained in this Form 10-Q and any other public statements by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed on July 30, 2018.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the nine and three months ended January 31, 2019, except for those impacted by the newly adopted accounting standard below.

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

In prior years, a significant portion of our business that was not being accounted for as POC was from contracts where the end customer is the U.S. Government. These production-type contracts under which revenue was previously recorded as POT are currently being recognized as POC following adoption of ASU 2014-09 as noted in Note J to the condensed consolidated financial statements in Part I, Item I of this form 10-Q. As a result, the Company will begin recognizing revenue earlier under these contracts.

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

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write-downs are established for slow-moving, obsolete items and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write-downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of sales in the period the revision is made.

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

RESULTS OF OPERATIONS

The table below sets forth for the nine and three months ended January 31, 2019 and 2018, respectively, the percentage of consolidated revenues represented by certain items in the Company’s consolidated statements of operations or notes to the condensed consolidated financial statements:

	Nine months		Three months
	Periods ended January 31,
	2019	2018	2019	2018
Revenues
FEI-NY	77.2%	69.5%	73.9%	61.0%
FEI-Zyfer	24.1	38.8	27.6	42.7
Less intersegment revenues	(1.3)	(8.3)	(1.5)	(3.7)
	100.0	100.0	100.0	100.0
Cost of revenues	65.9	87.9	68.9	127.0
Gross margin	34.1	12.1	31.1	(27.0)
Selling and administrative expenses	21.6	24.4	20.1	26.0
Research and development expenses	14.0	15.9	13.9	16.2
Operating loss	(1.5)	(28.2)	(2.9)	(69.2)
Other income, net	1.1	3.7	1.0	0.5
Provision for income taxes	0.1	8.6	0.5	27.0
Loss from continued operations	(0.5)	(33.1)	(2.4)	(95.7)
Loss from discontinued operations, net assets	(0)	(2.2)	(0)	(2.7)
Net loss	(0.5)%	(35.3)%	(2.4)%	(98.4)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues

(in thousands)

	Nine months				Three months
	Periods ended January 31,
Segment	2019	2018	Change		2019	2018	Change
FEI-NY	$28,076	$22,184	$5,892	26.6%	$9,754	$6,444	$3,310	51.4%
FEI-Zyfer	8,746	12,378	(3,632)	(29.3)	3,644	4,514	(870)	(19.3)
Intersegment revenues	(477)	(2,630)	2,153	(81.9)	(205)	(386)	181	(46.9)
	$36,345	$31,932	$4,413	13.8%	$13,193	$10,572	$2,621	24.8%

For the nine months ended January 31, 2019, revenues from commercial and U.S. Government satellite programs increased approximately $5.8 million over the same period of fiscal year 2018, and accounted for approximately 48% of consolidated revenues compared to approximately 36% during this same period in fiscal 2018.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $3.1 million over the same period of fiscal 2018, and accounted for approximately 47% of consolidated revenues compared to approximately 44% during this same period in fiscal 2018.  Other commercial and industrial revenues for the nine months ended January 31, 2019 accounted for approximately 5% of consolidated revenues compared to 20% in the prior year. Changes in revenue for the current year are partially due to implementation of ASU 2014-09 (see Note J).  Intersegment revenues are eliminated in consolidation.

For the three months ended January 31, 2019 revenues from commercial and U.S. Government satellite programs increased approximately $3.5 million over the same period of fiscal year 2018, and accounted for approximately 45% of consolidated revenues compared to approximately 23% during this same period in fiscal 2018.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $0.4 million over the same period of fiscal 2018, and accounted for approximately 50% of consolidated revenues compared to approximately 59% during this same period in fiscal 2018. Other commercial and industrial revenues for the three months ended January 31, 2019 accounted for approximately 5% of consolidated revenues compared to 18% during this same period in the prior year. Intersegment revenues are eliminated in consolidation.

Gross Margin

(in thousands)

	Nine months				Three months
	Periods ended January 31,
	2019	2018	Change		2019	2018	Change
	$12,392	$3,872	$8,520	220.0%	$4,100	$(2,852)	$6,952	(243.8)%
GM Rate	34.1%	12.1%			31.1%	(27.0)%

For the nine and three month period ended January 31, 2019, gross margin and GM Rate increased over the same period in fiscal 2018. The prior year’s gross margin and GM Rate was affected by a $5.0 million inventory write-down, lower revenues, increased repair costs and unabsorbed manufacturing overhead costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Selling and Administrative Expenses

(in thousands)

Nine months				Three months
Periods ended January 31,
2019	2018	Change		2019	2018	Change
$7,838	$7,796	$42	0.5%	$2,657	$2,749	$(92)	(3.3)%

For the nine months ended January 31, 2019 and 2018, selling and administrative (“SG&A”) expenses were approximately 22% and 24%, respectively, of consolidated revenues.  For the three months periods ended January 31, 2019 and 2018, SG&A expenses were approximately 20% and 26% respectively, of consolidated revenues.  The dollar value of SG&A expenses were comparable for both the nine and three months ended January 31, 2019 and 2018; however, the percentage decreased due to the increase in revenue during the fiscal 2019 year.

Research and Development Expense

(in thousands)

Nine months				Three months
Periods ended January 31,
2019	2018	Change		2019	2018	Change
$5,094	$5,071	$23	0.5%	$1,837	$1,708	$129	7.6%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.  The R&D rate for the nine month period ending January 31, 2019 was 14% of sales compared to 16% of sales for the same period of the previous fiscal year.  The R&D rate for the three month period ending January 31, 2019 was 14% of sales compared to 16% of sales for the same period of the previous fiscal year.  The Company expects the total level of activity related to R&D to continue at a similar rate through the balance of the current year and beyond to address new large opportunities in secure communications, command and control applications, next generation satellite payload products and additional DOD and commercial applications.

.

Operating Loss

(in thousands)

Nine months				Three months
Periods ended January 31,
2019	2018	Change		2019	2018	Change
$(540)	$(8,995)	$8,455	(94.0)%	$(394)	$(7,309)	$6,915	(94.6)%

The Company’s results for the nine and three month periods ending January 31, 2019 reflect improvements in revenues, gross margin and GM Rate and cost containment. These improvements have resulted in reduced operating loss in the nine and three months ending January 31, 2019, as compared to the same period of the preceding fiscal year. Additionally, in fiscal 2018 the Company reported approximately $8.3 million of non-cash charges to earnings.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income

(in thousands)

	Nine months				Three months
	Periods ended January 31,
	2019	2018	Change		2019	2018	Change
Investment income	$242	$1,236	$(994)	(80.4)%	$52	$68	$(16)	(23.5)%
Interest expense	(57)	(61)	4	(6.6)%	(23)	(19)	(4)	21.1%
Other income, net	225	4	221	NM %	104	1	103	NM %
	$410	$1,179	$(769)	(65.2)%	$133	$50	$83	166.0%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities.  Investment income in fiscal 2018 included gains of approximately $1.0 million from divesting all of the Company’s holdings in equity securities. Other income in fiscal 2019 included the proceeds from a life insurance policy of a retired employee.

Income Tax Provision (Benefit)

(in thousands)

	Nine months				Three months
	Periods ended January 31,
	2019	2018	Change		2019	2018	Change
	$38	$2,750	$(2,712)	(99)%	$60	$2,848	$(2,788)	(98)%
Effective tax rate on pre-tax book income:
	(29.2)%	(35.2)%			(23.1)%	(39.2)%

For the nine months ended January 31, 2019, the Company recorded an income tax expense of $37,700, which included a discrete income tax provision of $163,800. The calculation of the overall income tax provision for the nine months ended January 31, 2019 primarily consisted of foreign taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and the expiration of a foreign net operating loss carryforward. For the nine months ended January 31, 2018, the Company recorded an income tax expense of $2.7 million, which included a discrete income tax provision of $5.0 million primarily related to the enactment of the TCJA.

For the three months ended January 31, 2019, the Company recorded an income tax expense of $60,200, which included a discrete income tax provision of $127,100. The calculation of the overall income tax provision for the three months ended January 31, 2019 primarily consisted of foreign taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and the expiration of a foreign net operating loss carryforward. For the three months ended January 31, 2018, the Company recorded an income tax provision of $2.8 million, which included a discrete income tax provision of $4.9 million.

The effective tax rate for the nine months ended January 31, 2019 is an income tax benefit of 29.2% on a pretax loss of $130 compared to an income tax provision of 35.2% on a pretax loss of $7,817 in the comparable prior period. The Company did not recognize an income tax provision on US domestic pretax income in the current period but recognized an income tax provision in the comparable period related to the enactment of the TCJA. The effective rate for the nine months ended January 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, the expiration of a foreign net operating loss carryforward, and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the three months ended January 31, 2019 is an income tax provision of 23.1% on a pretax loss of $242 compared to an income tax provision of 39.2% on a pretax loss of $7,259 in the comparable prior period. The Company did not recognize an income tax provision on US domestic pretax income in the current period but recognized an income tax provision in the comparable period related to the enactment of the TCJA. The effective rate for the three months ended January 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and the expiration of a foreign net operating loss carryforward, and domestic losses for which the Company is not recognizing an income tax benefit.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

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

On December 22, 2017, the TCJA was enacted into law. In response to the TCJA, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

As of the period ended April 30, 2018, the Company’s accounting for certain elements of the TCJA was incomplete. The Company recorded a provisional noncash charge to income tax expense of $5.3 million related to the revaluation of our deferred tax assets at the lower federal corporate tax rate of 21%. During the quarter ended January 31, 2019, we finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

Discontinued Operations

(in thousands)

	Nine months				Three months
	Periods ended January 31,
	2019	2018	Change		2019	2018	Change
Net Loss	$-	$(697)	$697	(100.0)%	$-	$(289)	$289	(100.0)%

The above table represents the net loss for the Gillam segment accounted for as discontinued operations as presented in Note B to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.  On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1.0 million in cash received on April 27, 2018, and a note payable in three years for an additional $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000. The calculation of the loss was the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining equity amounts of Gillam reduced by the cash received and the value of the note receivable. As such Gillam’s results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $47.2 million at January 31, 2019 and $46.8 million at April 30, 2018.  Included in working capital at January 31, 2019 and April 30 2018, is $10.9 million and $14.0 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at January 31, 2019 is 11.4 to 1.

Cash used by continuing operations for the nine months ended January 31, 2019 was $1.3 million compared to $2.8 million of cash provided by operations in the comparable fiscal 2018 period.  The decreased cash flow in the fiscal 2019 period resulted primarily from an increase in accounts receivable balances, which was offset by a decrease in inventories and accounts payable.  For the nine month periods ended January 31, 2019 and 2018, the Company incurred approximately $3.3 million and $8.3 million, respectively, of non-cash operating expenses including depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash used in investing activities from continuing operations for the nine months ended January 31, 2019 was $4.4 million compared to cash provided by investing activities of $0.5 for the nine months ended January 31, 2018.  During the fiscal 2019 period, marketable securities were sold or redeemed in the amount of $1.0 million compared to $6.5 million of such redemptions during the fiscal 2018 period. In the nine months, ended January 31, 2019, $3.2 million of marketable securities were purchased compared to $5.0 million of securities purchased in the same period of 2018. In the nine months ended January 31, 2019 and 2018, the Company acquired property, plant and equipment in the amount of approximately $2.2 million and $1.0 million, respectively.

No cash was provided by financing activities for the nine months ended January 31, 2019 compared to approximately $1,000 provided in the nine months ended January 31, 2018.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of January 31, 2019, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the nine months ended January 31, 2019 and 2018, there were no repurchase of shares.

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

As of January 31, 2019, the Company’s consolidated funded backlog was approximately $39 million compared to $30 million at April 30, 2018, the end of fiscal 2018.  Approximately 75% of this backlog is expected to be realized in the next twelve months.  Included in the backlog at January 31, 2019 was approximately $3.1 million under cost-plus-fee contracts which the Company believes represent firm commitments from its customers for which the Company has not received full funding to-date.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed and on fixed price contracts excludes any unfunded portion. The Company expects these contracts to become fully funded over time and will add them to its backlog at that time.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 16, 2020 and the foreseeable future.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

(Registrant)

Date: March 18, 2019                                                                By:   /s/   Steven L. Bernstein

       Steven L. Bernstein

      Chief Financial Officer

      Signing on behalf of the registrant and as principal financial officer