Form 10-K
period 2019-04-30
FREQUENCY ELECTRONICS INC
filed 2019-07-26
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-8061

FREQUENCY ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-1986657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, N.Y.	11553
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516-794-4500

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	FEIM	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2018 - $62,500,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00, as of July 25 2019 – 8,996,299

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 10, 2019.

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

For the terrestrial secure communications and command and control market, the Company’s products support multiple C4ISR counter measures and EW applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” global positioning systems (“GPS”) signals may be mitigated by the Company’s technologies.  In addition, similar types of threats to the public and enterprise networks have been identified by the Department of Homeland Security.  The Company’s high precision, ruggedized clocks combined with specialized software are essential for certain secure communication systems.

To address these markets, the Company has several corporate entities which operate under two reportable segments primarily based on the geographic locations of its subsidiaries. The two reportable segments are (1) FEI-NY, which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”), being classified as an Asset Held for Sale, (see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for details) and FEI-Elcom Tech, Inc. (“FEI-Elcom”) and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).

Frequency Electronics has made a strategic decision to focus on satellite payloads, C4ISR and EW market segments, because these business areas represent significant opportunities for revenue growth.  Accordingly, the Company has divested its Gillam-FEI s.a. (“Gillam”) Belgium subsidiary, and has classified FEI-Asia as an Asset Held for Sale.

On April 26, 2018, the Company sold Gillam to a European entity, in a stock purchase agreement, for $1 million in cash and a note receivable payable in three years for $1 million. The loss recorded due to the sale of Gillam was approximately $359,000.  For additional details see Note 2 to the Consolidated Financial Statements.

1.     FEI-NY – U.S. Government and commercial satellite electronics, as well as products for the U.S. military and commercial telecom customers, are designed and manufactured at the Company’s Long Island, New York headquarters facility.

FEI-Asia was established in fiscal year 2002 as a wholly-owned subsidiary of the Company, to be the Company’s Asia-based low-cost manufacturer of certain commercial communication products used primarily in the wireless and wireline markets as well as power grids.  FEI-Asia is located in the Free-Trade Zone in Tianjin, China.

FEI-Elcom designs and manufactures Radio Frequency (“RF”) microwave modules, devices and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.  These instruments and components are mission critical for multiple applications in the EW market, SATCOM communication, surveillance, signal intelligence (COMINT, MASINT and ELINT), threat simulation, electronic attack (“EA”) and electronic prevention (“EP”) systems.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market. The Company has consolidated FEI-Elcom’s manufacturing capabilities with other FEI-NY operations in an effort to reduce costs and improve margin.

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

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia.  The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators.  The Morion investment is accounted for under the cost method.  For more information regarding the Company’s investment in Morion, see Note 11 to the Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiaries, FEI-Asia and FEI-Elcom.  FEI-Asia functions as a manufacturing facility for FEI-NY and FEI-Zyfer with historically minimal sales to outside customers.  FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) customers and to wireless communications network providers.  The FEI-Zyfer segment, which operates out of California, designs and manufactures products which incorporate GPS technologies and high-precision clocks designed and manufactured at FEI-NY.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI-NY on joint product development activities.

During fiscal years 2019 and 2018, approximately 77% and 68%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  In fiscal years 2019 and 2018, sales for the FEI-Zyfer segment were 25% and 39% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and China.  During fiscal years 2019 and 2018, foreign sales comprised 3% and 6%, respectively, of consolidated revenues.  For segment information, see Note 14 to the Consolidated Financial Statements.

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

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium) and other significant timing and frequency generation products for communication satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision frequency sources suited for high-end performance required in satellite communications, airborne and terrestrial datalinks and geophysical survey positioning systems.  Newly developed and upgraded frequency generators, synthesizers, and up/down converters and receivers have augmented the Company’s product offerings and positioned the Company to provide a greater share of a typical satellite’s payload.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT Constellation, Intelsat EPIC, O3B, WAAS, MexSat, MSV, ICO, TerreStar, EchoStar, Inmarsat and others.  The Company is also positioned to potentially provide products for planned satellite constellations that will operate in low- or mid-earth orbits.

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or will participate - programs which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (PNT) needs.  The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above. The Company is developing an advanced technology optically pumped rubidium atomic clock intended for a variety of government programs requiring higher precision timing, which it believes will become the next generation of space and terrestrial atomic clocks.

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

FEI-Elcom addresses RF microwave modules and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.  These instruments and components are mission critical for many applications in the EW market, including SATCOM communication, surveillance, intelligence collection (SIGINT, COMINT, MASINT, and ELINT), threat simulation, EA and EP systems.

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

FEI has a DCAA audited and approved accounting system, which enables the company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations (“FAR”) provisions.  In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the year ended April 30, 2019.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products which provide Precision Navigation and Timing (PNT), primarily incorporating GNSS technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals from GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR).  Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for certain communication and operational security. More than 90% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2019, the Company’s consolidated backlog amounted to approximately $37 million compared to approximately $30 million at the end of the prior fiscal year.  Approximately 80% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2020. As of April 30, 2019, there are no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users totaled approximately 3% and 6% of net revenues in fiscal years 2019 and 2018, respectively.

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2019 and 2018, approximately 87% and 74%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2019, Lockheed Martin Corporation (“Lockheed Martin”) and BAE Systems, each accounted for more than 10% of FEI-NY segment revenues; additionally, Lockheed Martin accounted for more than 10% of the Company’s consolidated revenues.  During fiscal year 2018, Lockheed Martin, Northrop Grumman Corporation (“Northrop Grumman”) and Thales Alenia Space each accounted for more than 10% of FEI-NY segment revenues; additionally, Lockheed Martin also accounted for more than 10% of the Company’s consolidated revenues.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems.  During fiscal years 2019 and 2018, the Company expended $6.5 million and $7.0 million of its own funds, respectively, on such R&D activity.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. During fiscal years 2019 and 2018, some of the Company’s development resources were applied to certain CPFF contracts and the design-stage of fixed-price satellite payload programs.  For fiscal year 2020, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal 2019.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company’s technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company, and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for proprietary quartz oscillator technology which the Company has incorporated into its legacy designs, and which it will incorporate into future designs, to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration.

COMPETITION

The Company experiences competition in all areas of its business.  Many of the Company’s competitors are larger, have greater financial resources and have larger R&D and marketing staffs.  The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved.  The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence.  The Company has unique and broad capabilities which include quartz, rubidium and cesium-based timing references and specialized RF microwave technology.  With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

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

EMPLOYEES

The Company employs approximately 280 full-time persons worldwide.  No employees are represented by labor unions.

OTHER ASPECTS

The Company’s business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of summer holiday periods.  No unusual working capital requirements exist. Our U.S. Government contracts are subject to FARS, which impose various requirements and failure to comply could potentially have consequences.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Stanton D. Sloane	-	President and Chief Executive Officer

Martin B. Bloch	-	Chief Scientist and Executive Chairman of the Board

Oleandro Mancini	-	Senior Vice President, Business Development

Steven Strang	-	President, FEI-Zyfer

Thomas McClelland	-	Vice President, Advanced Development

Adrian Lalicata	-	Vice President, RF & Microwave Systems

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Stanton D. Sloane, age 68, has served as a Director of the Company since August 2016. On May 1, 2018, Dr. Sloane was named President and Chief Executive Officer of the Company. Prior to being named President and Chief Executive Officer, Dr. Sloane had served as the Chief Operating Officer of the Company since September 2017. Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016. Prior to joining Comtech, Dr. Sloane was President and CEO and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015. Prior to that, he served as President and CEO and a Directors of SRA International, Inc. (“SRA”), an information solutions company. He served as President and CEO of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm. Prior to joining SRA, he was Executive Vice President of Lockheed Martin's Integrated Systems & Solutions from June 2004 until April 2007. He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses. He also served as an officer in the U.S. Navy from 1976 until 1981. Dr. Sloane holds a bachelor's degree in Professional Studies (Aeronautics) from Barry University, a master's degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University.

Martin B. Bloch, age 83, has served as a Director of the Company and of its predecessor since 1961. Mr. Bloch has served as the Company’s Chief Scientist since May 1, 2018. Prior to being named Chief Scientist, he served continuously since 1961 as the Company's President and, except for December 1993 through October 1998, as its Chief Executive Officer. Previously, he served as chief electronics engineer of the Electronics Division of Bulova Watch Company.

Oleandro Mancini, age 70, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 55, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 20 years in various technical and management positions.

Thomas McClelland, age 64, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 72, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has also served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 54, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. Effective January 1, 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods which ended in January 2019.  On July 25, 2018, the Company signed an amendment to the lease with RA 55 CLB LLC (as successor-in-interest to Reckson) which extended the current lease terms ten years and eight months through September 30, 2029. Pursuant to the amendment to the lease agreement, the Company shall pay a gradually increasing annual rent of $1,046,810 in 2019 to $1,276,056 in 2029. The Company believes the leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s world-wide corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer.  The facility consists of a combination office and manufacturing space.  The Company has signed a second amendment to the lease, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000. The Company believes the leased space is adequate to meet FEI-Zyfer’s operational needs.

The Tianjin, China facility is the location of the Company’s wholly-owned subsidiary, FEI-Asia.  The subsidiary’s office and manufacturing facility is located in the Tianjin Free-Trade Zone.  The lease was renewable annually with monthly rent of $8,500 through August 2019.  As mentioned in Footnote 3, below,  FEI-Asia was sold on May 21, 2019 and as a result the lease commitment transferred with the sale.

FEI-Elcom entered into a new lease agreement on February 1, 2018 regarding its Northvale, New Jersey facility. The facility consists of a combination office and manufacturing space.  The lease, which expires in January 31, 2021, requires monthly payments of $9,673. The Company believes the leased space is adequate to meet FEI-Elcom’s operational needs.

Item 3.  Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business.  As of July 26, 2019, the Company is not a party to any material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 25, 2019, the approximate number of holders of record of common stock was 520.

DIVIDEND POLICY

The Board of Directors reviews the Company’s dividend policy at each regular meeting.  No dividends were declared or paid during fiscal years 2019 and 2018.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2019 or 2018.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,507,250	$8.89	81,966

(1)	The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

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

In connection with the adoption of ASU 2014-09, there were changes to the timing of the Company’s revenue recognition associated with the significant portion of our business that was not being accounted for as POC in prior years for contracts where the end customer was the U.S. Government. These production-type contracts under which revenue was previously recorded as Passage of Title (“POT”) are currently being recognized as POC following adoption of this ASU. As a result, the Company will begin recognizing revenue earlier under these contracts. The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2019 and 2018, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

RESULTS OF OPERATIONS

Discontinued Operations Presentation

The results of Gillam for fiscal year ended April 30, 2018 is presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2019 and 2018, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2019	2018
Revenues
FEI-NY	76.9%	68.4%
FEI-Zyfer	24.7	38.8
Less intersegment revenues	(1.6)	(7.2)
	100.0	100.0
Cost of Revenues	68.1	86.9
Gross profit	31.9	13.1
Selling and Administrative expenses	24.5	26.9
Research and Development expenses	13.1	17.6
Operating Profit/(Loss)	(5.7)	(31.4)
Other Income (Expenses), net	0.7	2.8
Provision (Benefit) for Income Taxes	0.1	28.4
Loss from continuing operations	(5.1)	(57.0)
(Loss) Income from discontinued operations, net of tax	-	(2.5)
Loss on sale of discontinued operations	-	(0.9)
Net Loss	(5.1)%	(60.4)%

Revenues

	Fiscal years ended April 30, (in thousands)
			Change
	2019	2018	$	%
FEI-NY	$38,096	$26,936	$11,160	41%
FEI-Zyfer	12,235	15,272	(3,037)	(20%)
Intersegment sales	(822)	(2,801)	1,979	(71%)
	$49,509	$39,407	$10,102	26%

Fiscal 2019 revenues from satellite programs, one of the Company’s largest business area, increased by $8.6 million, or 61%, compared to the prior fiscal year. For Fiscal 2019 satellite program revenues for government end use were 46% of total revenues as compared to 36% for the prior fiscal year. Satellite program revenues for commercial end use were 5% and 14% of total revenue for Fiscal 2019 and Fiscal 2018, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the POC method.  Sales revenues from non-space U.S. Government/DOD customers increased by approximately $5.2 million or 29% in Fiscal 2019 compared to prior fiscal year. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 46% and 45% of consolidated revenues for fiscal years 2019 and 2018, respectively. For the year ended April 30, 2019, other commercial and industrial sales accounted for approximately 8% of consolidated revenues compared to approximately 19% for fiscal year 2018.  Sales in this business area were $3.9 million for the year ended April 30, 2019 compared to $7.6 million for the preceding year. Changes in revenue for the current year are partially due to implementation of ASU 2014-09 (see Note 1 to the Consolidated Financial Statements).

Gross Profit

	Fiscal years ended April 30,
	(in thousands)
			Change
	2019	2018	$	%
	$15,789	$5,163	$10,626	NM
Gross Profit Percentage	31.9%	13.1%

For the fiscal year ended April 30, 2019, the gross profit and gross profit percentage both increased compared to the prior year. The higher gross profit and gross profit percentage was the result of higher revenues and decreased repair costs. Increased margin and margin percent result from higher revenues in relation to levels of relatively fixed overhead cost required to be maintained for the Company’s mission. For the fiscal year ended April 30, 2019, gross margin includes a charge of $1.1 million as a result of changes in inventory reserve policy. Gross profit and gross profit percentage for Fiscal 2018 were negatively impacted by the inclusion of $5.6 million of inventory adjustments.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2019	2018	$	%
$12,100	$10,608	$1,492	14.1%

In fiscal years ended April 30, 2019 and 2018, selling and administrative costs (“SG&A”) were 24% and 27%, respectively, of consolidated revenues. SG&A decreased as a percentage of consolidated revenues due to the increase in revenues as compared to the increase in SG&A dollars. The percentage decrease of SG&A was impacted by the year over year increase in revenues. SG&A expenses in Fiscal 2019 included a one-time charge of approximately $1 million for the loss associated with the sale of FEI-Asia.  Increased deferred compensation expense and professional fees were partially offset by cost savings in moving certain manufacturing from New Jersey to New York and moving the New Jersey facility into a smaller space. Stock compensation expenses which are included in total SG&A, were $298,000 and $275,000 in Fiscal 2019 and Fiscal 2018, respectively.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2019	2018	$	%
$6,506	$6,950	$(444)	(6.4)%

As a percentage of consolidated revenue, R&D expense for the years ended April 30, 2019 and 2018 was approximately 13% and 18%, respectively. The approximately $440,000 decrease in expense year over year reflects a higher level of customer funded R&D as a portion of the total R&D effort. These R&D efforts address large business opportunities in secure communications command and control, and satellite systems that require advanced technologies and capabilities going forward.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in costs of revenues and are not included in the table above.  The Company anticipates that changing U.S. Government limitation of funding priorities will reduce levels of customer funded R&D in Fiscal 2020. Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company believes that internally generated cash and cash reserves are adequate to fund its R&D activity.

Operating (Loss)

Fiscal years ended April 30,
(in thousands)
		Change
2019	2018	$	%
$(2,817)	$(12,395)	$9,578	(77.3)%

For fiscal year ended April 30, 2019, the Company recorded an operating loss of $2.8 million compared to an operating loss of $12.4 million in the prior year.

Operating loss reflects approximately $1 million related to the loss on the sale of FEI-Asia and a charge of $1.1 million related to the Company’s new inventory reserve policy. For fiscal year ended April 30, 2018, the operating loss included approximately $5.6 million inventory adjustments, approximately $3.0 of unabsorbed manufacturing overhead and other costs related to lower sales.

Other Income (Expense)

	Fiscal years ended April 30, (in thousands)
			Change
	2019	2018	$	%
Investment income	$293	$1,268	$(975)	(76.9)%
Interest expense	(83)	(79)	(4)	5.1%
Other income (expense), net	134	(69)	203	NM
	$344	$1,120	$(776)	(69.3)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities.  Investment income in Fiscal 2018 included gains of approximately $1.0 million from divesting all of the Company’s holdings in equity securities compared to minimal gains in Fiscal 2019. In Fiscal 2019, the Company received approximately $290,000 in interest and dividends compared to $220,000 in the prior year. The majority of the other income (expense) was $325,000 of certain miscellaneous income and the proceeds of an insurance policy.

Income Tax Provision

Fiscal years ended April 30,
(in thousands)
		Change
2019	2018	$	%
$56	$11,176	$(11,120)	(99)%

Effective tax rate on pre-tax book income:

(2.27%)	(99.12%)

For the year ended April 30, 2019, the Company recorded an income tax provision of $56,000 primarily related to a state and local taxes, a foreign tax benefit and an increase in the uncertain tax position liability. The Company recorded income tax provision of $11.2 million in the prior year when it established a full valuation allowance against its U.S. net deferred tax assets as they became unrealizable on a more-likely-than-not basis.

The Company’s effective tax rate of (2.27%) differs from the U.S. federal statutory rate of 21% primarily as a result of a domestic pretax loss for which there is no tax benefit, state and local taxes, a foreign tax benefit and an increase in the uncertain tax position liability. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate, the components of deferred taxes and a tabular roll-forward of unrecognized tax benefits.)

As of April 30, 2019, the Company has U.S. federal net operating losses of $23 million of which $4 million begins to expire in Fiscal 2023 through 2031 and which are subject to annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $18.9 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $9.9 million expires in 2023. The Company also has state net operating loss carry-forwards, R&D tax credits, and state tax credits that expire in various years and amounts.

On December 22, 2017 the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Act”) was enacted into law. The Act made comprehensive changes to the U.S. tax code, including, but not limited to:

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

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. For the year ended April 30, 2018, the Company recorded a provisional decrease in its deferred tax assets and liabilities for the reduction in the federal tax rate with a corresponding adjustment to the valuation allowance. During the year ended April 30, 2019, the Company completed the accounting for the tax effects of the TCJA with no material changes to the provisional estimate recorded in prior periods.

The TCJA also established the Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets on foreign corporations. The Company does not anticipate being subject to GILTI due to the sale of Gillam in Fiscal 2018 and the treatment of FEI-Asia as a disregarded entity for U.S. tax purposes.

Discontinued Operations

	Fiscal years ended April 30,
	(in thousands)
			Change
	2019	2018	$	%
Net Income (Loss)	$-	$(1,326)	$(1,326)	100%

On April 26, 2018, the Company sold Gillam to a European entity in a stock purchase agreement, for $1.0 million in cash and a note receivable payable in three years for $1.0 million.  The loss recorded due to the sale of Gillam was approximately $359,000 in Fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from continuing operations used in operations was $0.6 million in Fiscal 2019 compared to cash provided by operations of $3.3 million in Fiscal 2018.  The Company’s balance sheet continues to reflect a highly liquid position with working capital of $46.9 million at April 30, 2019.  Included in working capital at April 30, 2019 is approximately $11.9 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2019 is 9.0 to 1 compared to 9.9 to 1 at the end of the prior fiscal year.

During fiscal years 2019 and 2018, the Company incurred $6.2 million and $18.4 million, respectively, in non-cash charges to earnings, including adjustments relating to the Asia assets held for sale in Fiscal 2019, the sale of Gillam in Fiscal 2018, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2019, operating cash was decreased by increases in accounts receivable and prepaid expenses offset by decreases in inventory.  During fiscal year 2018, operating cash was increased by decreases in inventory, accounts payable, and accounts receivable.

Net cash used in investing activities for the fiscal year ended April 30, 2019 was $7.2 million compared to $0.3 million provided by investing activities in fiscal year 2018. In fiscal year 2019, investing activities included adjustments to the investment in FEI-Asia related to the available-for-sale status of $2.5 million, the purchase of marketable securities net of proceeds related to sales of marketable securities of $1.9 million, and purchases of fixed assets of $2.8 million.  In fiscal year 2018, investing activities included net proceeds from the sale of Gillam of approximately $188,000, net proceeds from the redemption, sale or purchase of marketable securities for approximately $1.5 million and uses of cash for the acquisitions of capital equipment and other long-term assets for approximately $1.4 million.  The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

There was no cash provided by financing activities for the current nor prior year. As of April 30, 2019, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability.  During fiscal year 2019, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2020, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2019.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

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

As of April 30, 2019, the Company’s consolidated backlog amounted to approximately $37 million as compared to approximately $30 million at the beginning of the fiscal year. See Item 1. Business – Backlog.  Approximately 80% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2020.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company’s liquidity is adequate to meet its operating and investment needs through at least July 26, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in Fiscal 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be early adopting and is in the process of determining the effect that ASU 2017-04 may have; however, the Company expects the new standard to have an immaterial effect on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in Fiscal 2021.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company will adopt this standard at the beginning of Fiscal 2020 and recognize a right-of-use asset of approximately $13.2 million and a corresponding lease liability of approximately $13.4 million.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.  Except as noted, management is unaware of any impending transactions or internal events that are likely to have a material adverse effect on results from operations.

INFLATION

During fiscal year 2019, as in fiscal year 2018, the impact of inflation on the Company’s business has not been materially significant.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frequency Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2008.

EISNERAMPER LLP

New York, New York

July 26, 2019

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2019 and 2018

(In thousands, except par value)

	2019	2018
ASSETS:
Current assets:
Cash and cash equivalents	$3,683	$7,869
Marketable securities	8,199	6,149
Accounts receivable, net of allowance for doubtful accounts of $183 in 2019 and $181 in 2018	6,362	4,268
Costs and estimated earnings in excess of billings, net	6,670	5,094
Inventories, net	23,356	26,186
Prepaid income taxes	499	1,459
Prepaid expenses and other	2,583	1,050
Current assets held for sale	1,347	-
Total current assets	52,699	52,075
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,038	14,127
Goodwill and other intangible assets	617	617
Cash surrender value of life insurance	14,292	13,915
Other assets	5,923	2,850
Non-current assets held for sale	202	-
Total assets	$86,771	$83,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$1,188	$1,841
Accrued liabilities	3,571	3,416
Current liabilities held for sale	1,078	-
Total current liabilities	5,837	5,257
Deferred compensation	14,216	13,541
Deferred rent and other liabilities	1,376	1,524
Non-current liabilities held for sale	2,253	-
Total liabilities	23,682	20,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 8,980 outstanding in 2019; 8,867 outstanding in 2018	9,164	9,164
Additional paid-in capital	56,831	56,439
Accumulated deficit	(2,111)	(65)
	63,884	65,538
Common stock reacquired and held in treasury - at cost (184 shares in 2019 and 297 shares in 2018)	(841)	(1,361)
Accumulated other comprehensive income (loss)	46	(915)
Total stockholders’ equity	63,089	63,262
Total liabilities and stockholders’ equity	$86,771	$83,584

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended April 30, 2019 and 2018

	2019	2018
	(In thousands, except per share data)

Revenues	$49,509	$39,407
Cost of revenues	33,720	34,244
Gross profit	15,789	5,163
Selling and administrative expenses	12,100	10,608
Research and development expenses	6,506	6,950
Income (loss) from operations	(2,817)	(12,395)
Other income (expense):
Investment income	293	1,268
Interest expense	(83)	(79)
Other income/(expense), net	134	(69)
Loss before provision for income taxes	(2,473)	(11,275)
Provision for income taxes	56	11,176
Net loss from continuing operations	(2,529)	(22,451)
Loss from discontinued operations, net of tax	-	(967)
Loss on sale of discontinued operations	-	(359)
Total loss from discontinued operations	-	(1,326)
Net loss	$(2,529)	$(23,777)
Net loss per common share:
Basic and diluted loss from continuing operations	$(0.28)	$(2.54)
Basic and diluted loss from discontinued operations	$-	$(0.15)
Basic and diluted loss per share	$(0.28)	$(2.69)

Weighted average number of shares outstanding:
Basic and diluted	8,916	8,841

Consolidated Statements of Comprehensive Loss
Net loss	$(2,529)	$(23,777)
Other comprehensive income (loss):
Foreign currency translation adjustment	790	(1,904)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of $(1) and ($360), respectively	173	(507)
Reclassification adjustment for realized gains included in net income, net of tax of $1 and $262, respectively	(2)	(785)
Total unrealized gain (loss) on marketable securities, net of tax	171	(1,292)

Total other comprehensive income (loss)	961	(3,196)
Comprehensive loss	$(1,568)	$(26,973)

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2019 and 2018

	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(2,529)	$(22,451)
Net loss from discontinued operations	-	(1,326)
Net loss	(2,529)	(23,777)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	-	9,638
Depreciation and amortization	2,802	2,484
Deferred lease obligation and other liabilities	65	(192)
Provision for losses on accounts receivable, inventories and warranty reserve	1,128	5,350
Gains on marketable securities	(3)	(1,047)
Loss on sale of fixed and other assets, net	18	77
Employee benefit plans expense	1,672	1,294
Stock-based compensation expense	500	470
Investment in Asia	(2,529)
Loss on sale of Gillam	-	359
Changes in operating assets and liabilities:
Accounts receivable	(2,994)	5,898
Costs and estimated earnings in excess of billings	509	2,970
Inventories	(199)	(2,105)
Prepaid expenses and other	(1,429)	61
Other assets	(468)	(1,555)
Accounts payable - trade	(195)	379
Accrued liabilities	73	235
Income taxes refundable	960	3,311
Other liabilities	(556)	(559)
Cash (used in) provided by operating activities – continuing operations	(3,175)	3,291
Cash provided by operating activities – assets held for sale	3,078	-
Cash provided by operating activities – discontinued operations	-	1,242
Net cash (used in) provided by operating activities	(97)	4,533

Cash flows from investing activities:
Proceeds from sale of Gillam	-	188
Purchase of marketable securities	(3,705)	(4,961)
Proceeds from sale or redemption of marketable securities	1,812	6,477
Capital expenditures	(2,767)	(1,418)
Cash (used in) provided by investing activities – continuing operations	(4,660)	286
Cash provided by investing activities – discontinued operations	-	55
Net cash (used in) provided by investing activities	(4,660)	341

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2019 and 2018

(Continued)

	2019	2018
	(In thousands)
Net (decrease) increase in cash and cash equivalents before effect of exchange rate changes	(4,757)	4,874

Effect of exchange rate changes on cash and cash equivalents	606	257

Net (decrease) increase in cash and cash equivalents	(4,151)	5,131

Cash and cash equivalents at beginning of year	7,869	2,738

Cash and equivalents at end of year	3,718	7,869

Less cash and equivalents of assets held for sale at end of year	35	-

Cash and cash equivalents of continuing operations at end of year	$3,683	$7,869

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$83	$79
Income taxes	$-	$325

Non-cash activities:
Note receivable on sale of Gillam	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2019 and 2018

(In thousands, except share data)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2017	9,163,940	$9,164	$55,767	$23,712	347,422	$(1,592)	$2,281	$89,332
Contribution of stock to 401(k) plan	-	-	219	-	(46,628)	214	-	433
Stock-based compensation expense	-	-	457	-	(2,850)	13	-	470
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(4)	-	(861)	4	-	-
Change in unrealized gains and losses on marketable securities, net of taxes	-	-	-	-	-	-	(1,292)	(1,292)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,904)	(1,904)
Net Loss	-	-	-	(23,777)	-	-	-	(23,777)
Balance at April 30, 2018	9,163,940	9,164	56,439	(65)	297,083	(1,361)	(915)	63,262
Opening balance sheet Adjustment for ASU 2014-09	-	-	-	483	-	-	-	483
Contributions of stock to 401(k) plan	-	-	223	-	(41,211)	189	-	412
Stock-based compensation expense	-	-	495	-	(1,100)	5	-	500
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(326)	-	(71,111)	326	-	-
Change in unrealized gains and losses on marketable debt securities, net of taxes	-	-	-	-	-	-	171	171
Foreign currency translation adjustment	-	-	-	-	-	-	790	790
Net loss	-	-	-	(2,529)	-	-	-	(2,529)
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

Marketable Securities:

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at April 30, 2019 and two financial institutions at April 30, 2018.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

April 30, 2019 and 2018

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

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment on at least an annual basis at year end.  When it is determined that the carrying value of goodwill may not be recoverable, the Company writes down the goodwill to an amount to commensurate with the revised value of the acquired assets.  The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill is not impaired as of April 30, 2019 and 2018.

Revenue and Cost Recognition:

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the entity expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the U.S. Government. The Company’s contracts typically include multiple performance obligations which are satisfied either by shipped projects or the completion of milestones as defined in the contract. The transaction price is allocated either (i) based on the sale price of each item shipped or (ii) as defined by the milestones stated in the contract.

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

April 30, 2019 and 2018

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

In connection with the adoption of ASU 2014-09, there were changes to the timing of the Company’s revenue recognition associated with the significant portion of our business that was not being accounted for as POC in prior years for contracts where the end customer was the U.S. Government. These production-type contracts under which revenue was previously recorded as POT are currently being recognized as POC following adoption of this ASU. As a result, the Company will begin recognizing revenue earlier under these contracts. The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

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

Disaggregation of Revenue

Total revenue related to the adoption ASU 2014-09 and recognized over time as POC was approximately $45.3 million of the $49.5 million reported for the year ended April 30, 2019. The amounts by segment and product line were as follows:

	Year Ended April 30, 2019
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$35,588	$2,508	$38,096
FEI-Zyfer	9,803	2,432	12,235
Intersegment	(62)	(760)	(822)
Revenue	$45,329	$4,180	$49,509

	Years Ended April 30,
	(In thousands)
	2019	2018
Revenue by Product Line:
Satellite Revenue	$22,810	$14,210
Government Non-Space Revenue	22,771	17,610
Other Commercial & Industrial Revenue	3,928	7,587
Consolidated revenues	$49,509	$39,407

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

Comprehensive Loss:

Comprehensive loss consists of net income and other comprehensive loss.  Other comprehensive loss includes changes in unrealized gains or losses, net of tax, on securities (for Fiscal 2019, debt securities) available for sale during the year and the effects of foreign currency translation adjustments.

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

Fair Values of Financial Instruments:

Cash and cash equivalents, short-term credit obligations, long-term debt and cash surrender value are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”).  The Company is unable to reasonably estimate a fair value for this investment.

Foreign Operations and Foreign Currency Adjustments:

The Company maintains manufacturing operations in the People’s Republic of China. The Company is vulnerable to currency risks in this country.  The local currency is the functional currency of FEI-Asia.  No foreign currency gains or losses are recorded on intercompany transactions since they are affected at current rates of exchange.  The results of operations of FEI-Asia, when translated into U.S. dollars, reflect the average rates of exchange for the periods presented.  The balance sheet of FEI-Asia, except for equity accounts which are translated at historical rates, are translated into U.S. dollars at the rate of exchange in effect on the date of the balance sheet.  As a result, similar results in local currency can vary upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next. For the year ended April 30, 2019, the Company’s wholly-owned subsidiary, FEI-Asia, which is reported under the FEI-NY segment, is classified as held-for-sale (see Note 3).

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

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

The weighted average fair value of each option or stock appreciation right (“SAR”) has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2019	2018
Expected volatility	35%	35%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.81% - 3.07%	1.85%
Expected lives	5.0 years	5.0 years

The expected life assumption was determined based on the Company’s historical experience as well as the term of recent stock appreciation rights (“SARS”) agreements.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the stock options or SARs.

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

New Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in Fiscal 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early and is in the process of determining the effect that ASU 2017-04 may have; however, the Company expects the new standard to have an immaterial effect on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which replaces the incurred loss impairment methodology in current generally accepted accounting principles U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on the financial statements when adopted in Fiscal 2021.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The standard requires a modified retrospective transition approach for existing leases. The amendments of the ASU 2016-02 are effective for fiscal years beginning after December 31, 2018 and early adoption is permitted.  The Company will adopt this standard at the beginning of Fiscal 2020 and recognize a right-of-use asset of approximately $13.2 million and a corresponding lease liability of approximately $13.4 million.

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

In connection with the adoption of ASU 2014-09 on May 1, 2018, the Company also adopted the guidance in ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. The Company expects that sales commissions as a result of obtaining customer contracts are recoverable, and therefore the Company defers and capitalizes them as contract costs. As a result of this new guidance, the Company capitalizes sales commissions for which the expected amortization period is greater than one year. The Company classifies the unamortized portion of deferred commissions as current or noncurrent assets based upon the timing of when the Company expects to recognize the expense. The current and noncurrent portion of deferred commissions are included in prepaid expenses and other current assets, respectively, in the Company’s Consolidated Balance Sheet. Adoption of ASC 340-40 resulted in a cumulative effect adjustment of $87,000 to total assets, $109,000 to total liabilities, and a $22,000 reduction to retained earnings, as of the date of adoption, on May 1, 2018.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

The cumulative effect of changes made to the Consolidated Balance Sheet as of May 1, 2018 was as follows (in thousands):

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

Notes:

(a)  Adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of ASU 2014-09.

(b)  Adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of ASU 2014-09.

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

(g) The cumulative effect of initially adopting ASU 2014-09 and ASC 340-40 using the modified-retrospective method as an adjustment to the beginning balance of (Accumulated deficit) Retained Earnings.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

The impact of adopting the standard on the Company’s consolidated financial statements for the year ended April 30, 2019 were as follows (in thousands):

Consolidated Balance Sheet

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
ASSETS
Costs and estimated earnings in excess of billings, net	$6,670	$4,087	(a)	$2,583
Inventories, net	23,356	(3,437)	(b)	26,793
Prepaid expenses and other	2,583	56	(c)	2,527
Total current assets	52,699	706		51,993
Other assets	5,923	15	(d)	5,908
Total assets	86,771	721		86,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$3,571	75	(e)	3,496
Total current liabilities	5,837	75		5,762
Deferred rent and other liabilities	1,376	12	(f)	1,364
Total liabilities	23,682	87		23,595
Accumulated deficit	(2,111)	632	(g)	(2,743)
Total stockholders’ equity	63,089	632		62,457
Total liabilities and stockholders’ equity	86,771	721		86,050

Notes:

(a)  Cumulative adjustment to unbilled accounts receivable for additional revenue recognized for which amounts have not been invoiced due to adoption of ASU 2014-09.

(b)  Cumulative adjustment for additional allocated inventory costs related to additional revenue recognized due to adoption of ASU 2014-09.

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

(g) The cumulative effect of initially adopting for ASU 2014-09 and ASC 340-40 using the modified-retrospective method as an adjustment to the balance of Retained earnings (Accumulated deficit).

Consolidated Statement of Operations

	As Reported	Adjustments		Balances Without Adoption of ASU 2014-09
Revenues	$49,509	$2,662		$46,847
Cost of revenues	33,720	2,508		31,212
Gross profit	15,789	154		15,635
Selling and administrative expenses	12,100	5	(a)	12,095
Operating loss	(2,817)	149		(2,996)
Loss before provision for income taxes	(2,473)	149		(2,622)
Net loss	(2,529)	149		(2,678)

Note:

(a)  Additional expense related the amortization of sales commissions due to the adoptions of ASC 340-40.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted ASU 2016-01 on May 1, 2018 with no impact to the financial statements for the fiscal year ending April 30, 2019 as prior to adoption, all of the Company’s equity investments were sold.

2.   Discontinued Operations

On April 26, 2018, the Company sold its Gillam-FEI s.a. (“Gillam”) Belgium subsidiary to a European entity, in a stock purchase agreement, for $1 million in cash received on April 27, 2018, and a note receivable payable in three years for $1 million, included in other assets in the accompanying Consolidated Balance Sheets.  The loss recorded due to the sale of Gillam was approximately $359,000. The calculation of the loss was the carrying amount of the investment on FEI-NY’s books less the retained earnings and remaining equity amounts of Gillam reduced by the cash received and the note receivable which is recorded in other assets on the Consolidated Balance Sheets. As such Gillam’s results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Summarized operating results for the Gillam discontinued operations for the year ended April 30, 2018, were as follows (in thousands):

Revenues	$4,694
Cost of revenues	3,314
Gross profit	1,380
Selling and administrative expenses	1,902
Research and development expenses	436
Operating Loss	(958)
Other income (expense):
Investment loss
Other income (expense), net	(9)
Loss before provision for income taxes	(967)
Provision for income taxes	-
Net (loss) income	(967)
Net loss from sale of discontinued operations	(359)
Total net (loss) income from discontinued operations	$(1,326)

3. Assets Held for Sale

For the year ended April 30, 2019, the Company’s wholly-owned subsidiary, FEI-Asia, which is reported under the FEI-NY segment, was classified as held-for-sale. The table below represents FEI-Asia’s assets and liabilities as of April 30, 2019 (in thousands):

Cash and cash equivalents	$35
Accounts receivable, net	348
Inventories, net	876
Other current assets	88
Property, plant and equipment, net	202
Total assets held for sale	$1,549

Accounts payable – trade	$707
Accrued liabilities	315
Other current liabilities	56
Other liabilities	2,253
Total liabilities held for sale	$3,331

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

On May 21, 2019 the Company completed the sale of its wholly-owned subsidiary FEI-Asia to an Asian corporation. FEI-Asia was sold for $130,000 in addition to all rights, benefits and obligations attached thereto, free and clear from any encumbrance. The results of this transaction, including approximately $85,000 of income for the twenty-one days in May 2019, are included in the consolidated financial statements for the fiscal year ended April 30, 2019. The above transaction resulted in a consolidated loss of approximately $1 million.

4.        Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings per Share for the years ended April 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the years ended April 30,
	2019	2018
Basic EPS Shares outstanding (weighted average)	8,916,250	8,841,166
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	9,159,124	8,841,166

** For the years ended April 30, 2019 and 2018, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period. The exercisable shares excluded for 2019 and 2018 are 1,216,000 and 1,259,500, respectively. The effect of dilutive securities for 2019 and 2018 would have been 242,874 and 127,536, respectively.

5.    Costs and Estimated Earnings in Excess of Billings

At April 30, 2019 and 2018, costs and estimated earnings in excess of billings, net, consisted of the following (in thousands):

	2019	2018
Costs and estimated earnings in excess of billings	$8,278	$5,266
Billings in excess of costs and estimated earnings	(1,608)	(172)
Net asset	$6,670	$5,094

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the POC basis.  During the years ended April 30, 2019 and 2018, revenue recognized under POC contracts was approximately $45.3 million and $16.7 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total contract losses at April 30, 2019 were approximately $136,000. There were no contract losses for the fiscal year ended April 30, 2018.

6.    Inventories

Inventories at April 30, 2019 and 2018, respectively, consisted of the following (in thousands):

	2019	2018
Raw Materials and Component Parts	$11,600	$16,206
Work in Progress	8,896	8,216
Finished Goods	2,860	1,764
	$23,356	$26,186

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

For the year ended April 30, 2018, the Company recorded a non-cash write-down of approximately $5.6 million of inventory. Inventory write-down resulted from two principal factors: (1) adoption by satellite manufacturers of policies precluding the use of parts and components over ten years old. This policy was unanticipated and resulted in reduced likelihood of FEI being able to use inventory that exceeds that threshold, and (2) changing technology associated with the advanced analog-to-digital converters which enables direct synthesis of certain frequencies for which FEI previously provided frequency conversion technology, reducing the likelihood that some parts and components associated with frequency conversion will be usable.  Additionally, the Company’s new inventory reserve policy resulted in a charge of $1.1 million in the fiscal year ended April 30, 2019. Inventory reserves included in inventory were $6.6 million and $5.5 million for the fiscal years ended April 30, 2019 and 2018, respectively.

7.           Property, Plant and Equipment and Leases

Property, plant and equipment at April 30, 2019 and 2018, consisted of the following (in thousands):

	2019	2018
Buildings and building improvements	$2,692	$2,790
Machinery, equipment and furniture	57,157	57,503
	59,849	60,293
Less, accumulated depreciation	(46,811)	(46,166)
	$13,038	$14,127

Depreciation and amortization expense for the years ended April 30, 2019 and 2018 was $2,802,000 and $2,484,000, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2019 and 2018 was approximately $309,000 and $466,000, respectively.

The Company leases its Long Island, New York headquarters building.  On July 25, 2018, the Company signed an amendment to the lease which extends the current lease terms ten years and eight months through September 30, 2029. Pursuant to the amendment to the lease agreement, the annual rent will increase from $1,046,810 in 2019 to $1,276,056 in 2029. Under the terms of the lease, the Company is required to pay its proportionate share of real estate taxes, insurance and other charges.

In addition, the Company’s subsidiaries in New Jersey and California lease their office and manufacturing facilities.  On February 1, 2018, FEI-Elcom entered into a new lease agreement in New Jersey for office and manufacturing space encompassing approximately 9,000 square feet. The monthly rent is $9,673 through the end of the lease which expires in January 31, 2021. FEI-Zyfer has signed a second amendment to its lease in California, which extends the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000. FEI-Zyfer leases office and manufacturing space encompassing 27,850 square feet.

Rent expense under operating leases for the years ended April 30, 2019 and 2018 was approximately $1.2 million and $1.7 million, respectively.  The Company records rent expense on its New York building and FEI-Zyfer facility on the straight-line method over the lives of the respective leases.  As a result, as of April 30, 2019 and 2018, the Company’s Consolidated Balance Sheet included deferred rent payable of approximately $236,000 and $110,000, respectively, which will be recognized over the respective rental periods.

Future non-cancelable minimum lease payments required by the operating leases for the years ended April 30 were as follows (in thousands):

For the years ending April 30,	Operating Leases
2020	$1,316
2021	1,521
2022	1,436
2023	1,469
2024	1,502
Thereafter	6,349
Total future minimum lease payments	$13,593

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

8.   Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2019 and 2018, respectively, were as follows (in thousands):

April 30, 2019
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,152	$71	$(24)	$8,199

April 30, 2018
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$6,274	$10	$(135)	$6,149

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2019
Fixed income securities	$995	$(4)	$3,349	$(20)	$4,344	$(24)

April 30, 2018
Fixed income securities	$5,334	$(135)	$-	$-	$5,334	$(135)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2019 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net loss for the years ended April 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the years ended April 30,
	2019	2018
Proceeds	$1,812	$6,477
Gross realized gains	$3	$1,317
Gross realized losses	$-	$(270)

Maturities of fixed income securities classified as available-for-sale at April 30, 2019 were as follows (at cost, in thousands):

Current	$998
Due after one year through five years	4,350
Due after five years through ten years	2,804
$8,152

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

The fair value accounting framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The levels of the fair value hierarchy are described below:

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

9.   Debt Obligations

As of April 30, 2019, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

10. Accrued Liabilities

Accrued liabilities at April 30, 2019 and 2018, respectively, consisted of the following (in thousands):

	2019	2018
Vacation and other compensation	$1,659	$1,433
Incentive compensation	346	411
Payroll taxes	155	113
Deferred revenue	-	68
Warranty reserve	529	520
Commissions	378	307
Other	504	564
	$3,571	$3,416

11.  Investment in Morion, Inc.

The Company has an investment in Morion a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment, of approximately $800,000, is included in other assets in the accompanying balance sheets.  During the fiscal years ended April 30, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $437,000 and $446,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $2,000 and $203,000, respectively.  At April 30, 2019 and 2018, there was no accounts receivable balance due from Morion and approximately $38,000 and $85,000 was payable to Morion, respectively. During the fiscal years 2019 and 2018, the Company received dividends from Morion of approximately $105,000 and $85,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

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

On March 29, 2016, the Company renegotiated the $1 million amendment under the original agreement dated October 22, 2012 to $602,000 due to the U.S. Government easing of export regulations.  Of this amount, $392,500 was billed and paid during Fiscal 2016 and the balance of $210,000 was billed during fiscal year 2017 and was subsequently collected. During the fiscal year ended April 30, 2019 and 2018, sales to Morion included $2,000 and $203,000, respectively, under this agreement.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U.S. Department of Treasury’s prohibition against U.S. persons from providing it with new financing.

12. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit sharing plan and trust under section 401(k) of the Internal Revenue Code.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2019 and 2018, the Company contributed 41,211 and 46,628 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $412,000 and $433,000 in fiscal years 2019 and 2018, respectively.  Contributed shares are drawn from the Company’s common stock held in treasury and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2019 and 2018, such transactions increased additional paid in capital by $223,000 and $219,000, respectively.   As of April 30, 2019, the plan held a total of 623,672 shares, which are allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans, the Company charged approximately $195,000 and $60,000 to selling and administrative expenses for the fiscal years ended April 30, 2019 and 2018, respectively.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

Typically, options and SARS vest over a four-year period from the date of grant.  The options and SARS generally expire ten years after the date of grant (the most recent SAR awards expire in five years) and are subject to certain restrictions on transferability of the shares obtained on exercise.  Under the Company’s 2005 Stock Award Plan (“Plan”) the Company provided option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  Under the Plan, instruments granted under other plans which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available under the Plan.

As of April 30, 2019, eligible employees and directors have been granted SARS representing approximately 2,384,000 shares of Company stock, of which approximately 1,500,000 shares are outstanding and approximately 1,216,000 shares with a weighted average exercise price of $9.12 are exercisable.  As of April 30, 2018, eligible employees and directors have been granted SARS representing approximately 2,222,000 shares of Company stock, of which approximately 1,488,000 shares are outstanding and approximately 1,260,000 shares with a weighted average exercise price of $8.55 are exercisable.  When the SARS become exercisable, the Company will settle the SARS by issuing to exercising recipients the number of shares of stock from treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARS grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2019, employees exercised SARS representing 145,750 shares of Company stock and received 71,111 shares of Company stock.  The 74,639 share difference was returned to the pool of available shares and may be used for future grants. During the year ended April 30, 2018, employees exercised SARS representing 3,500 shares of Company stock and received 861 shares of Company stock.  The 2,639 share difference was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2019 and 2018:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – April 30, 2017	1,635,125	$9.00	4.3 years
Granted	25,000	8.06
Exercised	(3,500)	6.92		$6,645
Expired or Canceled	(168,625)	9.54
Outstanding – April 30, 2018	1,488,000	$8.93	3.7 years	$1,462,713
Granted	162,500	8.50
Exercised	(145,750)	5.95		889,588
Expired or Canceled	(5,000)	9.55
Outstanding – April 30, 2019	1,499,750	$9.17	3.0 years	$6,660,150
Exercisable	1,216,000	$9.12	2.9 years	$5,704,588
Available for future grants	81,966

As of April 30, 2019, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $635,000.  These costs are expected to be recognized over a weighted average period of 2.4 years.

During the years ended April 30, 2019 and 2018, 104,250 and 151,000 shares, respectively, vested, the fair value of which was approximately $403,000 and $628,000, respectively.  The weighted average grant date fair value of SARs granted during the years ended April 30, 2019 and 2018, were approximately $3.01 and $2.71, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the POC method were approximately $190,000 and $168,000 for the years ended April 30, 2019 and 2018, respectively.  Selling and administrative expenses included stock-based compensation expense of approximately $298,000 and $275,000 for the years ended April 30, 2019 and 2018, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARS (tax benefits) as financing cash flows.  The Company did not recognize any tax benefits from the exercise of stock options and SARS for the fiscal years presented.

Restricted Stock Plan and Other Issuances:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the board of directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined therein.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2019 and 2018, grants for 7,500 shares are available to be purchased at a price of $4.00 per share. During the years ended April 30, 2019 and 2018 the Company issued 1,100 shares and 2,850 shares from treasury stock, respectively, to select employees for milestone years of service to the Company.  These shares are for common stock and are fully vested at time of issuance.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or their beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2019 and 2018 was approximately $1.3 million and $909,000, respectively.

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

13.  Income Taxes

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA” or the “Act”) was enacted into law. The Act made comprehensive changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carry-forwards created in tax years beginning after December 31, 2017 as well as the repeal of the current carryback provisions for net operating losses arising in tax years ending after December 31, 2017; (3) immediate full expensing of certain qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) repeal of the deduction for income attributable to domestic production activities; and (7) changes in the manner in which international operations are taxed in the U.S. including a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA.  The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted.  SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. For the year ended April 30, 2018, the Company recorded a provisional decrease in its deferred tax assets and liabilities for the reduction in the federal tax rate with a corresponding adjustment to the valuation allowance. During the year ended April 30, 2019, the Company completed the accounting for the tax effects of the TCJA with no material changes to the provisional estimate recorded in prior periods.

The TCJA also established the Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets on foreign corporations. The Company does not anticipate being subject to GILTI due to the sale of Gillam in Fiscal 2018 and the treatment of FEI-Asia as a disregarded entity for U.S. tax purposes.

The income before provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2019	2018
U.S.	$(4,713)	$(10,785)
Foreign	2,240	(490)
	$(2,473)	$(11,275)

The provision for income taxes consisted of the following (in thousands):

	2019	2018
Current:
Federal	$8	$(869)
Foreign	196	-
State	99	(124)
Current provision	303	(993)
Deferred:
Federal	-	10,702
Foreign	(247)	267
State	-	1,200
Deferred (benefit) tax	(247)	12,169

Total provision	$56	$11,176

The following table reconciles the reported income tax expense (benefit) with the amount computed using the federal statutory income tax rate (in thousands):

	2019	2018
Statutory rate	$(519)	$(3,352)
State and local tax	(32)	(352)
Valuation allowance on deferred tax assets	1,419	9,393
Effect of foreign operations	(51)	606
Nondeductible expenses	87	1
Sale of Subsidiary Stock	(863)	-
Uncertain tax positions	101	(388)
Nontaxable life insurance cash value increase	(120)	(111)
Tax credits	(28)	(163)
Change in tax rate	225	5,323
Stock-based compensation	-	271
Other items	(163)	(52)
	$56	$11,176

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

The components of deferred taxes are as follows (in thousands):

	2019	2018
Deferred tax assets:
Employee benefits	$5,092	$5,078
Inventory	1,649	1,129
Accounts receivable	204	213
Tax credits	1,300	1,213
Other assets	148	139
Capital Loss carry-forward	2,455	1,385
Net operating loss carry-forwards	5,556	6,451
Total deferred tax asset	16,404	15,608
Deferred tax liabilities:
Property, plant and equipment	(1,344)	(1,639)
Other liabilities	(343)	(821)
Deferred state income tax	(767)	(727)
Net deferred tax asset	13,950	12,421
Valuation allowance	(13,950)	(12,688)
Net deferred tax liability	$-	$(267)

The components of the deferred tax asset were as follows (in thousands):

	2019	2018
Gross deferred assets	$13,950	$12,421
Valuation allowance	(13,950)	(12,688)
Net deferred tax (liability) asset	$-	$(267)

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

As required by the authoritative accounting guidance on accounting for income taxes, the Company evaluates the realizability of its deferred tax assets at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. As of April 30, 2019 and 2018, the Company had a full valuation allowance against its U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. For the years ended April 30, 2019 and 2018, the valuation allowance increased by approximately $1.3 million and $9.4 million, respectively.

As of April 30, 2019, the Company has U.S. federal net operating losses of $23 million of which $4 million begins to expire in Fiscal 2023 through 2031 and which are subject to annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $18.9 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $9.9 million expires in 2023. The Company also has state net operating loss carry-forwards, R&D tax credits, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2019	2018
Balance at the beginning of the fiscal year	$1,264	$1,626
Additions based on positions taken in the current year	-	-
Additions based on positions taken in prior years	142	-
Decreases based on positions taken in prior years	(119)	(304)
Lapse in statute of limitations	(29)	(58)
Balance at the end of the fiscal year	$1,258	$1,264

The entire amount reflected in the table above at April 30, 2019, if recognized, would reduce our effective tax rate. As of April 30, 2019, and 2018, the Company had $64,000 and $10,000, respectively, accrued for the payment of interest and penalties.  For the fiscal years ended April 30, 2019 and 2018, the Company recognized interest and penalties of $54,000 and $3,000, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $40,000 may be recognized during the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local jurisdictions, and foreign jurisdictions. The Company is no longer subject to examination of its federal income tax returns by the Internal Revenue Service for fiscal years 2016 and prior. During Fiscal 2018, the Company closed an Internal Revenue Service examination of its Fiscal 2016 tax return with no change to the tax liability reported. The Company is no longer subject to examination by the taxing authorities in its foreign jurisdictions for Fiscal 2015 and prior. Net operating losses and tax attributes generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

The table below presents information about reported segments for each of the years ended April 30, 2019 and 2018, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the statement of operations or the balance sheet for each of the years (in thousands):

	2019	2018
Net revenues:
FEI-NY	$38,096	$26,936
FEI-Zyfer	12,235	15,272
Less intersegment revenues	(822)	(2,801)
Consolidated revenues	$49,509	$39,407

Operating loss:
FEI-NY	$(4,429)	$(15,097)
FEI-Zyfer	1,730	3,164
Corporate	(118)	(462)
Consolidated operating loss	$(2,817)	$(12,395)

	2019	2018
Identifiable assets:
FEI-NY (approximately $1.5 in China in 2019)	$54,295	$55,181
FEI-Zyfer	10,478	8,168
less intersegment receivables	(8,346)	(11,888)
Corporate	30,344	32,123
Consolidated identifiable assets	$86,771	$83,584

Depreciation and amortization (allocated):
FEI-NY	$2,695	$2,355
FEI-Zyfer	92	114
Corporate	15	15
Consolidated depreciation and amortization expense	$2,802	$2,484

Major Customers

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2019 and 2018, approximately 87% and 74% respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In Fiscal 2019 and 2018, sales to two and three customers, respectively, of the FEI-NY segment accounted for more than 10% of that segment’s sales. One of these customers also exceeded 10% of the Company’s consolidated revenues each year. In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s sales in Fiscal 2018. One of these customers also exceeded 10% of the Company’s consolidated revenues.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  For the years ended April 30, 2019 and 2018, revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries (in thousands):

	2019	2018
Belgium	$49	$64
France	40	154
China	359	512
Russia	2	302
Germany	36	143
Italy	159	110
South Korea	-	314
Singapore	215	376
Other	525	469
	$1,361	$2,444

15. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products.  For some limited products, the warranty period has been extended.  The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels.  As of April 30, 2019, and 2018, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheet, were as follows (in thousands):

	2019	2018
Balance at beginning of year	$520	$557
Warranty costs incurred	(398)	(40)
Product warranty accrual	407	3
Balance at end of year	$529	$520

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2019 and 2018

16. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the years ended April 30, 2019 and 2018, respectively, were as follows (in thousands):

Change in	Foreign
Market Value	Currency
of Marketable	Translation
Securities	Adjustment	Total
Balance April 30, 2017, net of taxes	$1,167	$1,114	$2,281
Items of other comprehensive income (loss) before reclassification, pretax	(147)	1,488	1,341
Tax effect	(360)	-	(360)
Items of other comprehensive income (loss) before reclassification, net of taxes	(507)	1,488	981
Reclassification adjustments, pretax **	(1,047)	(3,392)	(3,392)
Tax effect	262	(785)	-	(785)
Total other comprehensive income (loss), net of taxes	(1,292)	(1,904)	(3,196)
Balance April 30, 2018, net of taxes	(125)	(790)	(915)
Items of other comprehensive income (loss) before reclassification, pretax	174	790	964
Tax effect	(1)	-	(1)
Items of other comprehensive income (loss) before reclassification, net of taxes	173	790	963
Reclassification adjustments, pretax **	(3)
Tax effect	1	(2)	-	(2)
Total other comprehensive income (loss), net of taxes	171	790	961
Balance April 30, 2019, net of taxes	$46	$-	$46

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

17. Subsequent Events

On May 21, 2019, the Company completed the sale of its wholly-owned subsidiary FEI-Asia to an Asian corporation. FEI-Asia was sold for $130,000 in addition to all rights, benefits and obligations attached thereto, free and clear from any encumbrance. The results of this transaction, including approximately $85,000 of income for the twenty-one days in May 2019, are included in the consolidated financial statements for the fiscal year ended April 30, 2019. The above transaction resulted in a consolidated loss of approximately $1 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2019, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2019.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required to be furnished pursuant to this item with respect to Directors of the Company, in compliance with Section 16(a) of the Exchange Act and the Company’s code of ethics is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2019, for the annual meeting of stockholders to be held on or about October 10, 2019 (the “2019 Proxy Statement”).  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company’s 2019 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2019 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2019 Proxy Statement under “Election of Directors.”

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2019 Proxy Statement under “Appointment of Independent Auditors” and “Report of the Audit Committee.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets
- April 30, 2019 and 2018	21

Consolidated Statements of Operations and Comprehensive Loss
- years ended April 30, 2019 and 2018	22

Consolidated Statements of Cash Flows
- years ended April 30, 2019 and 2018	23-24

Consolidated Statements of Changes in Stockholders’ Equity
- years ended April 30, 2019 and 2018	25

Notes to Consolidated Financial Statements	26-47

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

4.2	Description of Capital Stock	Filed herewith

10.1*	Employment agreement, dated as of March 17, 2008, between Registrant and Martin Bloch	(4)

10.2	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.3*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.4	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.5	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.6*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.7	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.8*	Form of Deferred Compensation Agreement	(18)

10.9*	Form of Stock Appreciation Rights Agreement	(19)

10.10*	Memorandum of Understanding, dated April 30, 2018, between Stanton Sloane and the Registrant	(20)

10.11*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	Filed herewith

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

* Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, [on DATE], which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as Exhibit 3.2 to the registration statement of Registrant on Form S-1, File No. 2-71727, [on DATE], which exhibit is incorporated herein by reference.
(3)	[Intentionally Omitted]
(4)	Filed with the SEC as Exhibit 10.1 to a current report of Registrant on Form 8-K, File No. 1-08061, on May 4, 2018, which exhibit is incorporated herein by reference.
(5)	Filed with the SEC as Exhibit 3.3 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as Exhibit 3.4 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.
(9)

Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1990, which exhibit is incorporated herein by reference.

(10)	[Intentionally Omitted]
(11)	Filed with the SEC as Exhibit 2.1 to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.
(12)	[Intentionally Omitted]
(13)	Filed with the SEC as Exhibit 3.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on December 18, 2014, which exhibit is incorporated herein by reference.
(14)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.
(15)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.
(16)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.
(17)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.
(18)

Filed with the SEC as Exhibit 10.17 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.

(19)

Filed with the SEC as Exhibit 10.18 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.

(20)

Filed with the SEC as Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Stanton Sloane
Stanton Sloane
President and CEO
(Principal Executive Officer)

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Dated:  July 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Girsky	Director	7/26/19
Joel Girsky

/s/ Jonathan Brolin	Lead Independent Director	7/26/19
Jonathan Brolin

/s/ Richard Schwartz	Director	7/26/19
Richard Schwartz

/s/ Stanton D. Sloane	Director, President and CEO	7/26/19
Stanton D. Sloane

/s/ Russell M. Sarachek	Director	7/26/19
Russell M. Sarachek

/s/ General Lance W. Lord	Director	7/26/19
General Lance W. Lord

/s/ Martin B. Bloch	Executive Chairman	7/26/19
Martin B. Bloch