Form 10-Q
period 2019-07-31
FREQUENCY ELECTRONICS INC
filed 2019-09-16
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of September 11, 2019 – 9,040,969

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2019	2019
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,239	$3,683
Marketable securities	9,016	8,199
Accounts receivable, net of allowance for doubtful accounts of $182 at July 31, 2019 and $183 at April 30, 2019	7,328	6,362
Costs and estimated earnings in excess of billings, net	7,204	6,670
Inventories, net	23,201	23,356
Prepaid income taxes	326	499
Prepaid expenses and other	2,223	2,583
Current assets held for sale	-	1,347
Total current assets	51,537	52,699
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	13,151	13,038
Goodwill	617	617
Cash surrender value of life insurance and cash held in trust	14,466	14,292
Right-of-Use assets	11,840	-
Other assets	3,553	5,923
Non-current assets held for sale	-	202
Total assets	$95,164	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,061	$1,188
Accrued liabilities	3,600	3,571
Lease liability, current	1,883	-
Current liabilities held for sale	-	1,078
Total current liabilities	6,544	5,837

Deferred compensation	14,296	14,216
Lease liability	10,193	-
Other liabilities	1,295	1,376
Non-current liabilities held for sale	-	2,253
Total liabilities	32,328	23,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 9,033 shares outstanding at July 31, 2019; 8,980 shares outstanding at April 30, 2019	9,164	9,164
Additional paid-in capital	56,796	56,831
Accumulated deficit	(2,702)	(2,111)
	63,258	63,884
Common stock reacquired and held in treasury - at cost (131 shares at July 31, 2019 and 184 shares at April 30, 2019)	(602)	(841)
Accumulated other comprehensive income	180	46
Total stockholders’ equity	62,836	63,089
Total liabilities and stockholders’ equity	$95,164	$86,771

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended July 31,

(In thousands except per share data)

(Unaudited)

	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$12,554	$11,011
Cost of revenues	8,601	6,737
Gross margin	3,953	4,274
Selling and administrative expenses	2,453	2,540
Research and development expense	2,280	1,649
Operating (loss) income	(780)	85

Other income (expense):
Investment income	177	45
Interest expense	(24)	(18)
Other income (expense), net	56	(74)
(Loss) income before provision for income taxes	(571)	38
Provision for income taxes	20	7
Net (loss) income	$(591)	$31

Net loss per common share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00

Weighted average shares outstanding:
Basic	9,001	8,876
Diluted	9,001	8,990

Condensed Consolidated Statements of Comprehensive Loss
Net (loss) income	$(591)	$31
Other comprehensive loss:
Foreign currency translation adjustment	-	(36)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	135	(8)
Reclassification adjustment for realized gains included in net income, net of tax	(1)	-
Total unrealized gain (loss) on marketable securities, net of tax	134	(8)

Total other comprehensive income (loss)	134	(44)
Comprehensive loss	$(457)	$(13)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,

(In thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(591)	$31
Non-cash charges to earnings	2,506	1,151
Net changes in operating assets and liabilities	(1,762)	(4,743)
Net cash provided by (used in) operating activities	153	(3,561)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	750	595
Purchase of marketable securities	(1,435)	(1,636)
Purchase of fixed assets and other assets	(912)	(483)
Net cash used in investing activities	(1,597)	(1,524)

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents before effect of exchange rate changes	(1,444)	(5,085)

Effect of exchange rate changes on cash and cash equivalents	-	(163)

Net decrease in cash and cash equivalents	(1,444)	(5,248)

Cash and cash equivalents at beginning of period	3,683	7,869

Cash and cash equivalents at end of period	$2,239	$2,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24	$18
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2019 and July 31, 2018

(In thousands except per share data)

(Unaudited)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262
Opening adjustment for adoption of ASU 2014-09				483				483
Adjusted balance at May 1, 2018	9,163,940	9,164	56,439	418	297,083	(1,361)	(915)	63,745
Contribution of stock to 401(k) plan			50		(14,339)	66		116
Stock-based compensation expense			121					121
Other comprehensive loss, net of tax							(44)	(44)
Net income				31				31
Balance at July 31, 2018	9,163,940	$9,164	$56,610	$449	282,744	$(1,295)	$(959)	$63,969

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			74		(10,906)	50		124
Stock-based compensation expense			80					80
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(189)		(41,325)	189		-
Other comprehensive income, net of tax							134	134
Net loss				(591)				(591)
Balance at July 31, 2019	9,163,940	$9,164	$56,796	$(2,702)	131,430	$(602)	$180	$62,836

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2019 and the results of its operations and cash flows for the three months ended July 31, 2019 and July 31, 2018.  The April 30, 2019 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (‘U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed on July 26, 2019 with the Securities and Exchange Commission, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Three months ended July 31,
	2019	2018
Weighted average shares outstanding:
Basic	9,001,324	8,876,416
Effect of dilutive securities	**	114,055
Diluted	9,001,324	8,990,471

** For the three-month period ended July 31, 2019, dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the period.  The exercisable shares excluded as of July 31, 2019 are 179,000 options. The effect of dilutive securities would have been 250,101 options, for the three-month period ended July 31, 2019.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2019 and April 30, 2019, costs and estimated earnings in excess of billings, net, consisted of the following:

	July 31, 2019	April 30, 2019
	(In thousands)
Costs and estimated earnings in excess of billings	$9,464	$8,278
Billings in excess of costs and estimated earnings	(2,260)	(1,608)
Net asset	$7,204	$6,670

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the percentage of completion (“POC”) basis at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the POC basis. During the three months ended July 31, 2019 and 2018, revenue recognized under POC contracts was approximately $11.5 million and $9.3 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. Contract losses of approximately $314,000 were recorded for the three months ended July 31, 2019.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2019, the Company made contributions of 10,906 shares of its common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	July 31, 2019	April 30, 2019
	(In thousands)
Raw Materials and Component Parts	$15,364	$11,600
Work in Progress	6,445	8,896
Finished Goods	1,392	2,860
	$23,201	$23,356

The amounts above are net of reserves of $7.2 million and $6.6 million as of July 31, 2019 and April 30, 2019, respectively. As of July 31, 2019 and April 30, 2019, all inventory was located in the United States.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and research and development facilities which expire at various times through 2029 and are generally operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the balance sheet.

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the unaudited condensed consolidated balance sheet related to ASU 2016-02 as follows:

	Classification	July 31, 2019
		(in thousands)
Assets
Operating lease ROU assets	Right-of-Use assets	$11,840

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,883
Operating lease liabilities (long-term)	Lease liability	10,193
Total lease liabilities		$12,076

Total operating lease expense was $504,000 for the three months ended July 31, 2019, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statement of operations. There were no new leases entered into for the current period ended July 31, 2019. Net non-cash operating activities related to leases was approximately $236,000 for the three months ended July 31, 2019.

As previously disclosed in our April 30, 2019 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows (in thousands):

For the years ending April 30,	Operating Leases
2020	$1,316
2021	1,521
2022	1,436
2023	1,469
2024	1,502
Thereafter	6,349
Total future minimum lease payments	$13,593

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of July 31, 2019:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2020	$1,304
2021	1,919
2022	1,783
2023	1,801
2024	1,834
Thereafter	7,215
Total lease payments	15,856
Less imputed interest	(3,780)
Present value of future lease payments	12,076
Less current obligations under leases	1,883
Long-term lease obligations	10,193

As of July 31, 2019, the weighted-average remaining lease term for all operating leases was 8.9 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of July 31, 2019 was 6.16%.

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

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

(2)

FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications. FEI-Zyfer’s products also incorporate precision time references for terrestrial secure communications and command and control, and frequency products that incorporate GPS.  FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing (“SAASM”) applications.

The Company measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed on July 26, 2019 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Three months ended July 31,
	2019	2018
Revenues:
FEI-NY	$9,010	$8,577
FEI-Zyfer	3,701	2,561
less intercompany revenues	(157)	(127)
Consolidated revenues	$12,554	$11,011

Operating (loss) profit:
FEI-NY	$(1,232)	$(215)
FEI-Zyfer	517	386
Corporate	(65)	(86)
Consolidated operating (loss) profit	$(780)	$85

	July 31, 2019	April 30, 2019
Identifiable assets:
FEI-NY (approximately $1.5 million in China as of the fiscal year ended April 30, 2019)	$51,621	$54,295
FEI-Zyfer	12,824	10,478
less intersegment balances	(8,586)	(8,346)
Corporate	39,305	30,344
Consolidated identifiable assets	$95,164	$86,771

Total revenue related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and recognized over time as POC and Passage of Title (“POT”) were approximately $11.5 million and $1.1 million, respectively, of the $12.6 million reported for the three months ended July 31, 2019. The amounts recognized over time as POC and POT were approximately $9.2 million and $1.8 million of the $11.0 million reported for the three months ended July 31, 2018. The amounts by segment and product line were as follows:

	Three Months Ended July 31, 2019			Three Months Ended July 31, 2018
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$8,160	$850	$9,010	$8,079	$498	$8,577
FEI-Zyfer	3,323	378	3,701	1,175	1,386	2,561
Intersegment	26	(183)	(157)	(7)	(120)	(127)
Revenue	$11,509	$1,045	$12,554	$9,247	$1,764	$11,011

	Three Months Ended July 31,
	2019	2018
	(In thousands)
Revenue by Product Line:
Satellite Revenue	$3,895	$5,534
Government Non-Space Revenue	6,744	4,781
Other Commercial & Industrial Revenue	1,915	696
Consolidated revenues	$12,554	$11,011

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended July 31, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $245,000 and $68,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $47,000 and $2,000, respectively, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. At July 31, 2019 there was approximately $54,000 payable to Morion, up from approximately $38,000 at April 30, 2019, and there were no receivables related to Morion for either period. During the three months ended July 31, 2019, the Company received a dividend from Morion in the amount of approximately $125,000, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U.S. Department of Treasury’s prohibition against U.S. persons from providing it with new financing.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at July 31, 2019 and April 30, 2019, respectively, were as follows (in thousands):

	July 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,836	$182	$(2)	$9,016

	April 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,152	$71	$(24)	$8,199

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2019
Fixed Income Securities	$250	$(0)	$861	$(2)	$1,111	$(2)

April 30, 2019
Fixed Income Securities	$995	$(4)	$3,349	$(20)	$4,344	$(24)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2019 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2019, the Company sold or redeemed available-for-sale securities of approximately $750,000, realizing gains of approximately $1,000.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities of fixed income securities classified as available-for-sale at July 31, 2019 were as follows, at cost (in thousands):

Current	$2,403
Due after one year through five years	3,981
Due after five years through ten years	2,701
$9,085

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

Level 2

Inputs to the valuation methodology include:

-Quoted prices for similar assets or liabilities in active markets;

-Quoted prices for identical or similar assets or liabilities in inactive markets;

-Inputs other than quoted prices that are observable for the asset or liability; and

-Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in fiscal year 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have. However, the Company expects the new standard to have an immaterial effect on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in fiscal year 2021.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Newly Adopted Accounting Standards

Leases (Topic 842)

In the first quarter of fiscal 2020 the Company adopted ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) and recognized on its Condensed Consolidated Balance Sheets $12.1 million of lease liabilities with corresponding ROU assets for operating leases. The Company elected a prospective application for the new guidance, as permitted under ASU 2016-02, and therefore prior periods continue to be presented in accordance with Topic 840. We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

NOTE K – CREDIT FACILITY

As of July 31, 2019, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2019, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed on July 26, 2019 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2019, except for those impacted by the newly adopted accounting standard regarding leases.

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

For customer orders in the Company’s FEI-Zyfer segment or smaller contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order which then transfers control of the performance obligation to the customer.  When payment is contingent upon customer acceptance of the installed product, revenue is deferred until such installation completed and acceptance is received.

Costs and Expenses

Contract costs include all direct material costs, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are expensed as incurred, with the exception of sales commissions with an amortization period of greater than one year which are amortized over the length of the contract in relation to the adoption of ASU 2014-09.

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

Marketable Securities

All of the Company’s investments in marketable securities are Level 1 securities which trade on public markets and have current prices that are readily available.  In general, investments in fixed income securities are limited to the commercial paper of financially sound corporations or the bonds and shorter-term notes of U.S. Government agencies.  Although the value of such investments may fluctuate significantly based on economic factors, the Company’s own financial strength enables it to wait for the securities to either recover their value or to mature such that any interim unrealized gains or losses are deemed to be temporary.

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2019 and 2018, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months ended July 31,
	2019	2018
Revenues
FEI-NY	71.8%	77.9%
FEI-Zyfer	29.5	23.3
Less intersegment revenues	(1.3)	(1.2)
	100.0	100.0
Cost of revenues	68.5	61.2
Gross margin	31.5	38.8
Selling and administrative expenses	19.5	23.1
Research and development expenses	18.2	15.0
Operating (loss) income	(6.2)	0.7
Other income (expense), net	1.7	(0.4)
Provision for income taxes	0.2	0.1
Net (loss) income	(4.7)%	0.2%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues

	Three months ended July 31 (in thousands)

Segment	2019	2018	Change
FEI-NY	$9,010	$8,577	$433	5.1%
FEI-Zyfer	3,701	2,561	1,140	44.5
Intersegment revenues	(157)	(127)	(30)	23.6
	$12,554	$11,011	$1,543	14.0%

For the three months ended July 31, 2019, revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $2.0 million over the same period of fiscal 2019, and accounted for approximately 54% of consolidated revenues compared to approximately 43% during this same period in fiscal 2019.  Revenues from commercial and U.S. Government satellite programs decreased approximately $1.6 million for the three months ended July 31, 2019, as compared to the same period of fiscal year 2019 and accounted for approximately 31% of consolidated revenues compared to approximately 50% during this same period in fiscal 2019. The change in revenue is related to product mix and timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.   Other commercial and industrial revenues for the three months ended July 31, 2019 were $1.9 million and represented approximately 15% of consolidated revenues compared to $700,000 or 7% in the same period of the prior year.

Gross Margin

	Three months ended July 31 (in thousands)

	2019	2018	Change
	$3,953	$4,274	$(321)	(7.5%)
GM Rate	31.5%	38.8%

For the three month period ended July 31, 2019, gross margin and GM Rate decreased as compared to the same period in fiscal 2019. The decrease in gross margin and GM Rate was primarily due to higher engineering costs incurred in several new programs. These programs relate to products that are pushing state of the art technology.

Selling and Administrative Expenses

Three months ended July 31,
(in thousands)
2019	2018	Change
$2,453	$2,540	$(87)	(3.4%)

For the three months ended July 31, 2019 and 2018, selling and administrative (“SG&A”) expenses were approximately 20% and 23%, respectively, of consolidated revenues.  There was no account or type of expense that represented a significant portion of the change in expenses.

Research and Development Expense

Three months ended July 31,
(in thousands)
2019	2018	Change
$2,280	$1,649	$631	38.3%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the three-month period ending July 31, 2019 was 18% of sales compared to 15% of sales for the same period of the previous fiscal year.  The Company expects to maintain a high level of internally funded activity related to R&D through the balance of the current year and beyond to address new large opportunities in secure communications, command and control applications, next generation satellite payload products and additional DOD and commercial applications.

Operating (Loss) Income

Three months ended July 31,
(in thousands)
2019	2018	Change
$(780)	$85	$(865)	NM

The Company’s results for the three-month period ended July 31, 2019 reflects improvements in revenues, more than offset by lower gross margin percent and increased R&D costs compared to the same period of fiscal 2019.

Other Income (Expense)

	Three months ended July 31,
	(in thousands)
	2019	2018	Change
Investment income	$177	$45	$132	NM
Interest expense	(24)	(18)	(6)	33.3%
Other income (expense), net	56	(74)	130	NM
	$209	$(47)	$256	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the three-month period ended July 31, 2019 investment income includes a $125,000 dividend from Morion. Other income included the sale of a fixed asset for a gain of $50,000 for the three-month period ended July 31, 2019.

Income Tax Provision

	Three months ended July 31,
	(in thousands)
	2019	2018	Change
	$20	$7	$13	NM
Effective tax rate on pre-tax book income:
	(3.5)%	18.4%

The estimated annual effective tax rate for the fiscal year ending April 30, 2020 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. As of July 31, 2019, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

For the three months ended July 31, 2019, the Company recorded a discrete income tax provision of $20,000, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the three months ended July 31, 2018, the Company recorded an income tax provision of $7,000, which included a discrete income tax provision of $18,000.

The effective tax rate for the three months ended July 31, 2019 is an income tax provision of 3.5% on a pretax loss of $571,000 compared to an income tax provision of 18.4% on pretax income of $38,000 in the comparable prior period. The effective tax rate for the three months ended July 31, 2019 differs from the U.S. statutory rate of 21% primarily due to a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and domestic losses for which the Company is not recognizing an income tax benefit.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $44.9 million at July 31, 2019 and $46.9 million at April 30, 2019.  Included in working capital at July 31, 2019 and April 30 2019, is $11.3 million and $11.9 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at July 31, 2019 is 8.5 to 1.

Cash provided by operating activities for the three months ended July 31, 2019 was $153,000 compared to $3.6 million of cash used in operations in the comparable fiscal 2019 period.  The decreased cash flow in the fiscal 2020 period resulted primarily from an increase in accounts receivable balances.  For the three-month periods ended July 31, 2019 and 2018, the Company incurred $1.6 million and $1.2 million, respectively, of non-cash operating expenses including right to use asset and liability for leases, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2019 was $1.6 million compared to $1.5 for the three months ended July 31, 2018.  During the fiscal 2020 period, marketable securities were sold or redeemed in the amount of $750,000 compared to $595,000 of such redemptions during the fiscal 2019 period. For the fiscal year 2020 period, approximately $1.4 million of marketable securities were purchased compared to $1.6 million for the same period of fiscal 2019. The Company acquired property, plant and equipment in the amount of approximately $912,000 and $483,000 for the three-month periods ended July 31, 2019 and 2018, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash provided by financing activities for either the three months ended July 31, 2019 or the three months ended July 31, 2018.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of July 31, 2019, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2019 and 2018, there were no repurchases of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. The Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2020.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of July 31, 2019, the Company’s consolidated funded backlog was approximately $35 million compared to $37 million at April 30, 2019, the end of fiscal 2019.  Approximately 85% of this backlog is expected to be realized in the next twelve months.  As of July 31, 2019, there are no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 17, 2020 and the foreseeable future.

The Company’s international business may be subject to changes where contracts are delineated in currencies other than the US Dollar.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

(Registrant)

Date: September 16, 2019                                                                By:   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as principal financial officer