Form 10-Q
period 2019-10-31
FREQUENCY ELECTRONICS INC
filed 2019-12-16
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of December 11, 2019 – 9,099,598

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	October 31,	April 30,
	2019	2019
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,606	$3,683
Marketable securities	8,383	8,199
Accounts receivable, net of allowance for doubtful accounts of $182 at October 31, 2019 and $183 at April 30, 2019	4,437	6,362
Costs and estimated earnings in excess of billings, net	8,086	6,670
Inventories, net	23,280	23,356
Prepaid income taxes	35	499
Prepaid expenses and other	2,224	2,583
Current assets held for sale	-	1,347
Total current assets	49,051	52,699
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	12,708	13,038
Goodwill	617	617
Cash surrender value of life insurance and cash held in trust	14,640	14,292
Right-of-Use assets	11,354	-
Other assets	3,579	5,923
Non-current assets held for sale	-	202
Total assets	$91,949	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$914	$1,188
Accrued liabilities	3,391	3,571
Loss provision accrual	2,107	-
Lease liability, current	1,903	-
Current liabilities held for sale	-	1,078
Total current liabilities	8,315	5,837

Deferred compensation	14,373	14,216
Lease liability	9,784	-
Other liabilities	1,309	1,376
Non-current liabilities held for sale	-	2,253
Total liabilities	33,781	23,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 9,100 shares outstanding at October 31, 2019; 8,980 shares outstanding at April 30, 2019	9,164	9,164
Additional paid-in capital	56,658	56,831
Accumulated deficit	(7,611)	(2,111)
	58,211	63,884
Common stock reacquired and held in treasury - at cost (64 shares at October 31, 2019 and 184 shares at April 30, 2019)	(295)	(841)
Accumulated other comprehensive income	252	46
Total stockholders’ equity	58,168	63,089
Total liabilities and stockholders’ equity	$91,949	$86,771

 See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Six Months Ended October 31,

(In thousands except per share data)

(Unaudited)

	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$21,641	$23,153
Cost of revenues	18,870	14,860
Gross margin	2,771	8,293
Selling and administrative expenses	4,743	5,182
Research and development expense	3,731	3,257
Operating loss	(5,703)	(146)

Other income (expense):
Investment income	224	189
Interest expense	(50)	(34)
Other income, net	58	121
(Loss) Income before provision (benefit) for income taxes	(5,471)	130
Provision (benefit) for income taxes	29	(23)
Net (loss) income	$(5,500)	$153

Net (loss) income per common share:
Basic and diluted (loss) earnings per share	$(0.61)	$0.02

Weighted average shares outstanding:
Basic	9,037	8,885
Diluted	9,037	9,046

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(5,500)	$153
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(82)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	207	(55)
Reclassification adjustment for realized gains included in net income, net of tax	(1)	(2)
Total unrealized gain (loss) on marketable securities, net of tax	206	(57)

Total other comprehensive income (loss)	206	(139)
Comprehensive (loss) income	$(5,294)	$14

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended October 31,

(In thousands except per share data)

(Unaudited)

	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$9,087	$12,142
Cost of revenues	10,269	8,123
Gross margin	(1,182)	4,019
Selling and administrative expenses	2,290	2,642
Research and development expense	1,450	1,607
Operating loss	(4,922)	(230)

Other income (expense):
Investment income	45	144
Interest expense	(25)	(17)
Other income (expense), net	2	195
(Loss) Income before provision for income taxes	(4,900)	92
Provision (benefit) for income taxes	9	(30)
Net (loss) income	$(4,909)	$122

Net income per common share:
Basic and diluted (loss) earnings per share	$(0.54)	$0.01

Weighted average shares outstanding:
Basic	9,072	8,893
Diluted	9,072	9,102

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(4,909)	$122
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(46)
Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	72	(47)
Reclassification adjustment for realized gains included in net income, net of tax	-	(2)
Total unrealized gain (loss) on marketable securities, net of tax	72	(49)

Total other comprehensive income (loss)	72	(95)
Comprehensive (loss) income	$(4,837)	$27

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31,

(In thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,500)	$153
Non-cash charges to earnings	3,939	2,158
Net changes in operating assets and liabilities	1,741	(3,411)
Net cash provided by (used in) operating activities	180	(1,100)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	2,480	947
Purchase of marketable securities	(2,463)	(2,206)
Purchase of fixed assets and other assets	(1,274)	(1,337)
Net cash used in investing activities	(1,257)	(2,596)

Net decrease in cash and cash equivalents before effect of exchange rate changes	(1,077)	(3,696)

Effect of exchange rate changes on cash and cash equivalents	-	(262)

Net decrease in cash and cash equivalents	(1,077)	(3,958)

Cash and cash equivalents at beginning of period	3,683	7,869

Cash and cash equivalents at end of period	$2,606	$3,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50	$34
Income Taxes	$-	$-
Cash refunded during the period for:
Income Taxes	$467	$297

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2019

(In thousands except per share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	(Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit)	Shares	Amount	Income	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			74		(10,906)	50		124
Stock-based compensation expense			80					80
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(189)		(41,325)	189		-
Other comprehensive income, net of tax							134	134
Net loss				(591)				(591)
Balance at July 31, 2019	9,163,940	$9,164	$56,796	$(2,702)	131,430	$(602)	$180	$62,836
Contribution of stock to 401(k) plan			66		(8,703)	39		105
Stock-based compensation expense			64					64
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(268)		(58,387)	268		-
Other comprehensive income, net of tax							72	72
Net loss				(4,909)				(4,909)
Balance at October 31, 2019	9,163,940	$9,164	$56,658	$(7,611)	64,340	$(295)	$252	$58,168

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2018

(In thousands except per share data)

(Unaudited)

			Additional	(Accumulated Deficit)	Treasury stock		Accumulated other
	Common Stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	loss	Total
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262
Opening BS adjustment for adoption of ASU 2014-09				484				484
Adjusted balance at May 1, 2018	9,163,940	9,164	56,439	419	297,083	(1,361)	(915)	63,746
Contribution of stock to 401(k) plan			50		(14,339)	66		116
Stock-based compensation expense			121					121
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			-		-	-		-
Other comprehensive income, net of tax							(44)	(44)
Net income				31				31
Balance at July 31, 2018	9,163,940	9,164	56,610	450	282,744	(1,295)	(959)	63,970
Contribution of stock to 401(k) plan			58		(10,089)	46		104
Stock-based compensation expense			123					123
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(81)		(17,708)	81		-
Other comprehensive loss, net of tax							(95)	(95)
Net income				122				122
Balance at October 31, 2018	9,163,940	$9,164	$56,710	$572	254,947	$(1,168)	$(1,054)	$64,224

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2019 and the results of its operations and cash flows for the six and three months ended October 31, 2019 and 2018.  The April 30, 2019 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed on July 26, 2019 with the Securities and Exchange Commission, and the financial statements and notes thereto (“2019 Form 10-K”).  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Periods ended October 31,
	Six months		Three months
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic	9,036,732	8,884,810	9,072,141	8,893,203
Effect of dilutive securities	**	161,028	**	208,836
Diluted	9,036,732	9,045,838	9,072,141	9,102,039

** For the six and three-month periods ended October 31, 2019 dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded as of October 31, 2019 are 178,000 options. The effect of dilutive securities would have been 239,866 options and 230,670 options for the six and three-month periods ended October 31, 2019, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2019 and April 30, 2019, costs and estimated earnings in excess of billings, net, consisted of the following:

	October 31, 2019	April 30, 2019
	(In thousands)
Costs and estimated earnings in excess of billings	$10,201	$8,278
Billings in excess of costs and estimated earnings	(2,115)	(1,608)
Net asset	$8,086	$6,670

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the basis of costs incurred relative to the total expected costs, or percentage of completion (“POC”), at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the POC basis as defined above. During the six and three months ended October 31, 2019, revenue recognized under POC contracts was approximately $19.1 million and $7.7 million, respectively. During the six and three months ended October 31, 2018, revenue recognized under POC contracts was approximately $20.4 million and $11.2 million, respectively. If contract losses are anticipated the full amount of such losses are recorded in the loss provision accrual on the condensed consolidated balance sheets when they are determinable. Contract losses recognized for the six and three months ended October 31, 2019 were approximately $1.9 million and $1.6 million, respectively. There were no contract losses for the six and three months ended October 31, 2018.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the six and three month periods ended October 31, 2019, the Company made contributions of 19,609 shares and 8,703 shares respectively of its common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	October 31, 2019	April 30, 2019
	(In thousands)
Raw Materials and Component Parts	$15,757	$11,600
Work in Progress	6,233	8,896
Finished Goods	1,290	2,860
	$23,280	$23,356

The amounts above are net of reserves of $6.9 million and $6.6 million as of October 31, 2019 and April 30, 2019, respectively. As of October 31, 2019 and April 30, 2019, all inventory was located in the United States.

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

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the unaudited condensed consolidated balance sheet related to ASU 2016-02 as follows:

	Classification	October 31, 2019
		(in thousands)
Assets
Operating lease ROU assets	Right-of-Use assets	$11,354

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,903
Operating lease liabilities (long-term)	Lease liability	9,784
Total lease liabilities		$11,687

Total operating lease expense was approximately $1.0 million and $504,000 for the six and three months, respectively, ended October 31, 2019, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. There were no new leases entered into for the current period ended October 31, 2019. Net non-cash operating activities related to leases was approximately $333,000 for the six months ended October 31, 2019.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As previously disclosed in the 2019 Form 10-K, and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows (in thousands):

For the years ending April 30,	Operating Leases
2020	$1,316
2021	1,521
2022	1,436
2023	1,469
2024	1,502
Thereafter	6,349
Total future minimum lease payments	$13,593

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of October 31, 2019:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2020	$908
2021	1,919
2022	1,783
2023	1,801
2024	1,834
Thereafter	7,215
Total lease payments	15,460
Less imputed interest	(3,773)
Present value of future lease payments	11,687
Less current obligations under leases	(1,903)
Long-term lease obligations	$9,784

As of October 31, 2019, the weighted-average remaining lease term for all operating leases was 8.7 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of October 31, 2019 was 6.17%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the 2019 Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Six months		Three months
	2019	2018	2019	2018
Revenues:
FEI-NY	$16,794	$18,322	$7,784	$9,745
FEI-Zyfer	5,701	5,103	2,000	2,542
less intersegment revenues	(854)	(272)	(697)	(145)
Consolidated revenues	$21,641	$23,153	$9,087	$12,142

Operating (loss) income:
FEI-NY	$(5,475)	$(402)	$(4,296)	$(185)
FEI-Zyfer	(44)	458	(561)	72
Corporate	(184)	(202)	(65)	(117)
Consolidated operating loss	$(5,703)	$(146)	$(4,922)	$(230)

	October 31, 2019	April 30, 2019
Identifiable assets:
FEI-NY	$49,225	$54,295
FEI-Zyfer	12,369	10,478
less intersegment balances	(8,586)	(8,346)
Corporate	38,941	30,344
Consolidated identifiable assets	$91,949	$86,771

Total revenue related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and recognized over time as POC and Passage of Title (“POT”) were approximately $19.1 million and $2.5 million, respectively, of the $21.6 million reported for the six months ended October 31, 2019. The amounts recognized over time as POC and POT were approximately $20.4 million and $2.8 million of the $23.2 million reported for the six months ended October 31, 2018. The amounts by segment and product line were as follows:

	Six Months Ended October 31,
	2019			2018
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$14,297	$2,497	$16,794	$17,199	$1,123	$18,322
FEI-Zyfer	4,925	776	5,701	3,233	1,870	5,103
Intersegment	(76)	(778)	(854)	(36)	(236)	(272)
Revenue	$19,146	$2,495	$21,641	$20,396	$2,757	$23,153

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended October 31,
	2019			2018
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$6,139	$1,645	$7,784	$9,120	$625	$9,745
FEI-Zyfer	1,602	398	2,000	2,058	484	2,542
Intersegment	(50)	(647)	(697)	(30)	(115)	(145)
Revenue	$7,691	$1,396	$9,087	$11,148	$994	$12,142

	Periods ended October 31,
	(in thousands)
	Six months		Three months
	2019	2018	2019	2018
Revenues by Product Line:
Satellite Revenue	$9,431	$11,302	$5,537	$5,768
Government Non-Space Revenue	9,005	10,420	2,261	5,639
Other Commercial & Industrial Revenue	3,205	1,431	1,289	735
Consolidated revenues	$21,641	$23,153	$9,087	$12,142

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying condensed consolidated balance sheets. During the six months ended October 31, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $380,000 and $145,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $49,000 and $2,000, respectively, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. During the three months ended October 31, 2019 and 2018, the Company acquired product from Morion in the aggregate amount of approximately $135,000 and $78,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $2,000 and $0 respectively, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. At October 31, 2019 there was approximately $53,000 payable to Morion, up from approximately $38,000 at April 30, 2019, and there were no receivables related to Morion for either period. During the six months ended October 31, 2019 and 2018, the Company received a dividend from Morion in the amount of approximately $125,000 and $105,000 respectively, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U.S. Department of Treasury’s prohibition against U.S. persons from providing it with new financing.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2019 and April 30, 2019, respectively, were as follows (in thousands):

	October 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,131	$260	$(8)	$8,383

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	April 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,152	$71	$(24)	$8,199

During the six months ended October 31, 2019, the Company sold or redeemed available-for-sale securities of approximately $2,480,000, realizing gains of approximately $1,000.

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2019
Fixed Income Securities	$107	$(3)	$219	$(5)	$326	$(8)

April 30, 2019
Fixed Income Securities	$995	$(4)	$3,349	$(20)	$4,344	$(24)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2019 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Maturities of fixed income securities classified as available-for-sale at October 31, 2019 were as follows, at cost (in thousands):

Current	$2,122
Due after one year through five years	3,333
Due after five years through ten years	2,676
$8,131

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in fiscal year 2024.

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

NOTE K – CREDIT FACILITY

As of October 31, 2019, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2019, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2019 Form 10-K.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the six and three months ended October 31, 2019, except for those impacted by the newly adopted accounting standard regarding leases.

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

Revenues under larger, long-term contracts which generally require billings based on achievement of milestones rather than delivery of product, are reported in operating results using the POC method.  On fixed-price contracts, which are typical for commercial and U.S. Government satellite programs and other long-term U.S. Government projects, and which require initial design and development of the product, revenue is recognized on the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of sales recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  In situations where the estimated costs to complete a project are revised, revenue earned to date is adjusted on a prospective basis. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

RESULTS OF OPERATIONS

The table below sets forth for the six and three months ended October 31, 2019 and 2018, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Six months		Three months
	Periods ended October 31,
	2019	2018	2019	2018
Revenues
FEI-NY	77.6%	79.1%	85.7%	80.3%
FEI-Zyfer	26.3	22.0	22.0	20.9
Less intersegment revenues	(3.9)	(1.1)	(7.7)	(1.2)
	100.0	100.0	100.0	100.0
Cost of revenues	87.2	64.2	113.0	66.9
Gross margin	12.8	35.8	(13.0)	33.1
Selling and administrative expenses	21.9	22.4	25.2	21.8
Research and development expenses	17.3	14.1	16.0	13.2
Operating loss	(26.4)	(0.7)	(54.2)	(1.9)
Other income (loss), net	1.1	1.2	0.3	2.7
Provision (benefit) for income taxes	0.1	(0.1)	0.1	(0.2)
Net (loss) income	(25.4)%	0.6%	(54.0)%	1.0%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2019	2018	Change		2019	2018	Change
FEI-NY	$16,794	$18,322	$(1,528)	(8.3)%	$7,784	$9,745	$(1,961)	(20.1)%
FEI-Zyfer	5,701	5,103	598	11.7	2,000	2,542	(542)	(21.3)
Intersegment revenues	(854)	(272)	(582)	NM	(697)	(145)	(552)	NM
	$21,641	$23,153	$(1,512)	(6.5)%	$9,087	$12,142	$(3,055)	(25.2)%

For the six months ended October 31, 2019, revenues from commercial and U.S. Government satellite programs decreased approximately $1.9 million as compared to the same period of the previous fiscal year. For the six months ended October 31, 2019 and the six months ended October 31, 2018, revenue from commercial and U.S. Government satellite programs accounted for approximately 44% and 49%, respectively, of consolidated revenues.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $1.4 million as compared to the same period of fiscal 2019, and accounted for approximately 42% of consolidated revenues during the six months ended October 31, 2019 as compared to approximately 45% during this same period in fiscal 2019.  Other commercial and industrial revenues for the six months ended October 31, 2019 accounted for approximately 14% of consolidated revenues as compared to 6% in the same period in fiscal 2019.  Intersegment revenues are eliminated in consolidation.

For the three months ended October 31, 2019 revenues from commercial and U.S. Government satellite programs decreased approximately $200,000 as compared to the same period of fiscal 2019. For the three months ended October 31, 2019, revenues from commercial and U.S. Government satellite programs accounted for approximately 61% of consolidated revenues compared to approximately 48% during this same period in fiscal 2019.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $3.4 million as compared to the same period of fiscal 2019, and accounted for approximately 25% of consolidated revenues during the three months ended October 31, 2019 as compared to approximately 46% during this same period in fiscal 2019. Other commercial and industrial revenues for the three months ended October 31, 2019 and the three months ended October 31, 2018 accounted for approximately 14% and 6%, respectively of consolidated revenues.

Revenue for both the six and three months ended October 31, 2019, compared to the same period of the prior fiscal year, were impacted by timing slippage of anticipated contract awards.

Gross Margin

	Six months				Three months
	Periods ended October 31,
	2019	2018	Change		2019	2018	Change
	$2,771	$8,293	$(5,522)	(66.6)%	$(1,182)	$4,019	$(5,201)	NM
GM Rate	12.8%	35.8%			(13.0)%	33.1%

For the six and three month periods ended October 31, 2019, gross margin and GM Rate decreased as compared to the same periods in fiscal 2019. The GM rate was impacted by increases in engineering costs incurred on several programs, which are in the development phase and which encountered unanticipated technical challenges related to customer driven system packaging and environmental requirements for state-of-the-art performance demands.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Selling and Administrative Expenses

Six months				Three months
Periods ended October 31,
2019	2018	Change		2019	2018	Change
$4,743	$5,182	$(439)	(8.5)%	$2,290	$2,642	$(352)	(13.3)%

For the six months ended October 31, 2019 and 2018, selling and administrative (“SG&A”) expenses were approximately 22%, of consolidated revenues for both periods.  For the three months ended October 31, 2019 and 2018, SG&A expenses were approximately 25% and 22% respectively, of consolidated revenues.  While SG&A expenses remained even as a percentage of consolidated revenue, during the six and three months ended October 31, 2019, as compared to the six and three months ended October 31, 2018, the actual dollars expenditures decreased by $439,000 and $352,000 respectively.

Research and Development Expense

Six months				Three months
Periods ended October 31,
2019	2018	Change		2019	2018	Change
$3,731	$3,257	$474	14.6%	$1,450	$1,607	$(157)	(9.8)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the six months ended October 31, 2019 was 17% of sales compared to 14% of sales for the same period of the previous fiscal year.  The R&D rate for the three months ended October 31, 2019 was 16% of sales as compared to 13% of sales for the same period of the previous fiscal year. The Company expects to maintain a high level of internally funded activity related to R&D through the balance of the current year and beyond to address new large opportunities, which it plans to pursue.

Operating Loss

Six months				Three months
Periods ended October 31,
2019	2018	Change		2019	2018	Change
$(5,703)	$(146)	$(5,557)	NM	$(4,922)	$(230)	$(4,692)	NM

The increase in operating loss for both the six months and three months ended October 31, 2019, as compared to the respective periods in fiscal 2019 was attributable largely to the increased engineering costs described previously. The increased costs affect revenue, gross margin and operating loss.

Other Income (Expense)

	Six months				Three months
	Periods ended October 31,
	2019	2018	Change		2019	2018	Change
Investment income	$224	$189	$35	18.5%	$45	$144	$(99)	(68.8)%
Interest expense	(50)	(34)	(16)	47.1%	(25)	(17)	(8)	47.1%
Other income (expense), net	58	121	(63)	(52.1)%	2	195	(193)	(99.0)%
	$232	$276	$(44)	(15.9)%	$22	$322	$(300)	(93.2)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the six-month period ended October 31, 2019 investment income includes a $125,000 dividend from Morion, compared to a $105,000 dividend from Morion in the same period in fiscal 2019.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Income Tax Provision (Benefit)

	Six months				Three months
	Periods ended October 31,
	2019	2018	Change		2019	2018	Change
	$29	$(23)	$52	NM	$9	$(30)	$39	NM
Effective tax rate on pre-tax book (loss) income:
	(0.5)%	(17.7)%			(0.2)%	(32.6)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2020 is 0%. This calculation reflects estimated income tax expense (benefit) based on our current year forecasted earnings, which is offset by a corresponding change in the current year valuation allowance. As of October 31, 2019, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

For the six months ended October 31, 2019, the Company recorded a discrete income tax provision of $28,900, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the six months ended October 31, 2018, the Company recorded an income tax benefit of $(22,600), which includes a discrete income tax provision of $36,700.

For the three months ended October 31, 2019, the Company recorded a discrete income tax provision of $9,400, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the three months ended October 31, 2018, the Company recorded an income tax benefit of $(29,700), which includes a discrete income tax provision of $18,400.

The effective tax rate for the six months ended October 31, 2019 was an income tax provision of (0.5) % on a pretax loss of $5,808,000 compared to an income tax benefit of (17.7) % on pretax income of $130,000 in the comparable prior year period. The effective tax rate for the six months ended October 31, 2019 differs from the U.S. statutory rate of 21% primarily due to a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the three months ended October 31, 2019 was an income tax provision of (0.2) % on a pretax loss of $5,237,000 compared to an income tax benefit of (32.6) % on pretax income of $92,000 in the comparable prior year period. The effective tax rate for the three months ended October 31, 2019 differs from the U.S. statutory rate of 21% primarily due to a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $40.7 million at October 31, 2019 and $46.9 million at April 30, 2019.  Included in working capital at October 31, 2019 and April 30 2019, is $11.0 million and $11.9 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at October 31, 2019 was 5.9 to 1.

Cash provided by operations for the six months ended October 31, 2019 was $180,000 compared to $1.1 million of cash used in operations in the comparable fiscal 2019 period.  The increase cash flow in the fiscal 2020 period resulted primarily from a decrease in accounts receivable balances.  For the six-month periods ended October 31, 2019 and 2018, the Company incurred approximately $3.9 million and $2.2 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2019 was $1.3 million compared to $2.6 million for the six months ended October 31, 2018.  During the fiscal 2020 period, marketable securities were sold or redeemed in the amount of $2.5 million compared to $947,000 of such redemptions during the comparable fiscal 2019 period. During the six months ended October 31, 2019 approximately $2.5 million of marketable securities were purchased compared to $2.2 million for the same period of fiscal 2019. The Company acquired property, plant and equipment in the amount of approximately $1.3 million for the six-month periods ended October 31, 2019 and 2018. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

There was no cash provided by financing activities for either the six months ended October 31, 2019 or 2018.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of October 31, 2019, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six months ended October 31, 2019 and 2018, there were no repurchases of shares.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. The Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of October 31, 2019, the Company’s consolidated funded backlog was approximately $40 million compared to $37 million at April 30, 2019, the end of fiscal 2019.  Approximately 81% of this backlog is expected to be realized in the next twelve months.  As of October 31, 2019, there were no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 17, 2020 and the foreseeable future.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

(Registrant)

Date: December 16, 2019                                                         By:   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as principal financial officer