Form 10-Q
period 2020-01-31
FREQUENCY ELECTRONICS INC
filed 2020-03-16
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share as of March 10, 2020 – 9,107,558

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	January 31,	April 30,
	2020	2019
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$270	$3,683
Marketable securities	9,460	8,199
Accounts receivable, net of allowance for doubtful accounts of $183 at January 31, 2020 and April 30, 2019	4,073	6,362
Costs and estimated earnings in excess of billings, net	8,011	6,670
Inventories, net	23,487	23,356
Prepaid income taxes	31	499
Prepaid expenses and other	2,360	2,583
Current assets held for sale	-	1,347
Total current assets	47,692	52,699
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	12,011	13,038
Goodwill	617	617
Cash surrender value of life insurance and cash held in trust	14,821	14,292
Right-of-Use assets	11,197	-
Other assets	3,830	5,923
Non-current assets held for sale	-	202
Total assets	$90,168	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,520	$1,188
Accrued liabilities	3,625	3,571
Loss provision accrual	786	-
Lease liability, current	2,059	-
Current liabilities held for sale	-	1,078
Total current liabilities	7,990	5,837

Deferred compensation	14,448	14,216
Lease liability	9,579	-
Other liabilities	1,326	1,376
Non-current liabilities held for sale	-	2,253
Total liabilities	33,343	23,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued, 9,108 shares outstanding at January 31, 2020; 8,980 shares outstanding at April 30, 2019	9,164	9,164
Additional paid-in capital	56,772	56,831
Accumulated deficit	(9,157)	(2,111)
	56,779	63,884
Common stock reacquired and held in treasury - at cost (56 shares at January 31, 2020 and 184 shares at April 30, 2019)	(258)	(841)
Accumulated other comprehensive income	304	46
Total stockholders’ equity	56,825	63,089
Total liabilities and stockholders’ equity	$90,168	$86,771

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine Months Ended January 31,

(In thousands except per share data)

(Unaudited)

	2020	2019
Condensed Consolidated Statements of Operations
Revenues	$31,270	$36,345
Cost of revenues	25,358	23,953
Gross margin	5,912	12,392
Selling and administrative expenses	8,362	7,838
Research and development expense	4,813	5,094
Operating loss	(7,263)	(540)

Other income (expense):
Investment income	415	242
Interest expense	(75)	(57)
Other (expense) income, net	(75)	225
Loss before provision for income taxes	(6,998)	(130)
Provision for income taxes	48	38
Net loss	$(7,046)	$(168)

Net loss per common share:
Basic and diluted loss per share	$(0.78)	$(0.02)

Weighted average shares outstanding:
Basic & Diluted	9,059	8,899

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net loss	$(7,046)	$(168)
Other comprehensive income:
Foreign currency translation adjustment	-	261
Unrealized gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	258	95
Reclassification adjustment for realized gains included in net loss, net of tax	1	(1)
Total unrealized gain on marketable securities, net of tax	259	94

Total other comprehensive income	259	355
Comprehensive (loss) income	$(6,787)	$187

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended January 31,

(In thousands except per share data)

(Unaudited)

	2020	2019
Condensed Consolidated Statements of Operations
Revenues	$9,628	$13,193
Cost of revenues	6,488	9,093
Gross margin	3,140	4,100
Selling and administrative expenses	3,619	2,657
Research and development expense	1,082	1,837
Operating loss	(1,561)	(394)

Other income (expense):
Investment income	191	52
Interest expense	(25)	(23)
Other (expense) income, net	(132)	104
Loss before provision for income taxes	(1,527)	(261)
Provision for income taxes	19	60
Net loss	$(1,546)	$(321)

Net loss per common share:
Basic and diluted loss per share	$(0.17)	$(0.04)

Weighted average shares outstanding:
Basic & Diluted	9,104	8,928

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net loss	$(1,546)	$(321)
Other comprehensive income:
Foreign currency translation adjustment	-	343
Unrealized gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	50	150
Reclassification adjustment for realized gains included in net loss, net of tax	2	1
Total unrealized gain on marketable securities, net of tax	52	151

Total other comprehensive income	52	494
Comprehensive (loss) income	$(1,494)	$173

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31,

(In thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(7,046)	$(168)
Non-cash charges to earnings	5,955	3,303
Net changes in operating assets and liabilities	331	(4,420)
Net cash used in operating activities	(760)	(1,285)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	3,037	987
Purchase of marketable securities	(4,049)	(3,200)
Purchase of fixed assets and other assets	(1,641)	(2,175)
Net cash used in investing activities	(2,653)	(4,388)

Net decrease in cash and cash equivalents before effect of exchange rate changes	(3,413)	(5,673)

Effect of exchange rate changes on cash and cash equivalents	-	222

Net decrease in cash and cash equivalents	(3,413)	(5,451)

Cash and cash equivalents at beginning of period	3,683	7,869

Cash and cash equivalents at end of period	$270	$2,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75	$57
Income taxes	$-	$2

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended January 31, 2020

(In thousands except per share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	(Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit)	Shares	Amount	Income (Loss)	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			74		(10,906)	50		124
Stock-based compensation expense			80					80
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(189)		(41,325)	189		-
Other comprehensive loss, net of tax							134	134
Net loss				(591)				(591)
Balance at July 31, 2019	9,163,940	$9,164	$56,796	$(2,702)	131,430	$(602)	$180	$62,836
Contribution of stock to 401(k) plan			66		(8,703)	39		105
Stock-based compensation expense			64					64
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(268)		(58,387)	268
Other comprehensive income, net of tax							72	72
Net loss				(4,909)				(4,909)
Balance at October 31, 2019	9,163,940	$9,164	$56,658	$(7,611)	64,340	$(295)	$252	$58,168
Contribution of stock to 401(k) plan			34		(6,109)	28		62
Stock-based compensation expense			80		(1,850)	9		89
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price
Other comprehensive loss, net of tax							52	52
Net loss				(1,546)				(1,546)
Balance at January 31, 2020	9,163,940	$9,164	$56,772	$(9,157)	56,381	$(258)	$304	$56,825

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended January 31, 2019

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2020 and the results of its operations and cash flows for the nine and three months ended January 31, 2020 and 2019.  The April 30, 2019 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed on July 26, 2019 with the Securities and Exchange Commission, and the financial statements and notes thereto (“2019 Form 10-K”).  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted Earnings Per Share were as follows:

	Periods ended January 31,
	Nine months		Three months
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic	9,059,251	8,899,110	9,104,288	8,927,710
Effect of dilutive securities	**	**	**	**
Diluted	9,059,251	8,899,110	9,104,288	8,927,710

** For the nine- and three-month periods ended January 31, 2020 and 2019 dilutive securities are excluded since the inclusion of such shares would be antidilutive due to the net loss for the periods.  The exercisable shares excluded as of January 31, 2020 are 185,000 options. The effect of dilutive securities would have been 274,425 options and 232,481 options for the nine- and three-month periods ended January 31, 2020, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2020 and April 30, 2019, costs and estimated earnings in excess of billings, net, consisted of the following:

	January 31, 2020	April 30, 2019
	(In thousands)
Costs and estimated earnings in excess of billings	$12,211	$8,278
Billings in excess of costs and estimated earnings	(4,200)	(1,608)
Net asset	$8,011	$6,670

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms, whereas the related revenue is recognized on the basis of costs incurred relative to the total expected costs, or percentage of completion (“POC”), at the measurement date.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the POC basis as defined above. During the nine and three months ended January 31, 2020, revenue recognized under POC contracts was approximately $28.5 million and $8.5 million, respectively. During the nine and three months ended January 31, 2019, revenue recognized under POC contracts was approximately $33.3 million and $12.9 million, respectively. If contract losses are anticipated, the full amount of such losses are recorded in the loss provision accrual on the condensed consolidated balance sheets when they are determinable. Contract losses recognized for the nine and three months ended January 31, 2020 were approximately $2.4 million and $0.3 million, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine- and three-month periods ended January 31, 2020, the Company made contributions of 25,718 shares and 6,109 shares, respectively, of its common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the nine- and three-month periods ended January 31, 2019, the Company made contributions of 30,257 shares and 5,829 shares, respectively, of its common stock held in treasury to the Company’s profit sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	January 31, 2020	April 30, 2019
	(In thousands)
Raw Materials and Component Parts	$15,631	$11,600
Work in Progress	6,053	8,896
Finished Goods	1,803	2,860
	$23,487	$23,356

The amounts above are net of reserves of $7.1 million and $6.6 million as of January 31, 2020 and April 30, 2019, respectively.

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

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the unaudited condensed consolidated balance sheet related to ASU 2016-02 as follows:

	Classification	January 31, 2020
		(in thousands)
Assets
Operating lease ROU assets	ROU assets	$11,197

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	2,059
Operating lease liabilities (long-term)	Lease liability	9,579
Total lease liabilities		$11,638

Total operating lease expense was approximately $1.5 million and $504,000 for the nine and three months, respectively, ended January 31, 2020, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. There were no new leases entered into for the current period ended January 31, 2020. Net non-cash operating activities related to leases was approximately $441,000 for the nine months ended January 31, 2020.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As previously disclosed in the 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows (in thousands):

For the years ending April 30,	Operating Leases
2020	$1,316
2021	1,521
2022	1,436
2023	1,469
2024	1,502
Thereafter	6,349
Total future minimum lease payments	$13,593

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of January 31, 2020:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2020	$500
2021	1,919
2022	1,783
2023	1,801
2024	1,834
Thereafter	7,216
Total lease payments	15,053
Less imputed interest	(3,415)
Present value of future lease payments	11,638
Less current obligations under leases	(2,059)
Long-term lease obligations	$9,579

As of January 31, 2020, the weighted-average remaining lease term for all operating leases was 8.5 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of January 31, 2020 was 6.18%.

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Nine months		Three months
	2020	2019	2020	2019
Revenues:
FEI-NY	$24,029	$28,076	$7,234	$9,754
FEI-Zyfer	8,487	8,746	2,787	3,644
less intersegment revenues	(1,246)	(477)	(393)	(205)
Consolidated revenues	$31,270	$36,345	$9,628	$13,193

Operating (loss) income:
FEI-NY	$(6,967)	$(1,745)	$(1,493)	$(939)
FEI-Zyfer	(36)	1,305	8	847
Corporate	(260)	(100)	(76)	(302)
Consolidated operating loss	$(7,263)	$(540)	$(1,561)	$(394)

	January 31, 2020	April 30, 2019
Identifiable assets:
FEI-NY	$46,416	$54,295
FEI-Zyfer	14,252	10,478
less intersegment balances	(8,586)	(8,346)
Corporate	38,086	30,344
Consolidated identifiable assets	$90,168	$86,771

Total revenue related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and recognized over time as POC and Passage of Title (“POT”) was approximately $28.5 million and $2.8 million, respectively, of the $31.3 million reported for the nine months ended January 31, 2020. The amounts recognized over time as POC and POT were approximately $33.3 million and $3.1 million of the $36.3 million reported for the nine months ended January 31, 2019. The amounts by segment and product line were as follows:

	Nine Months Ended January 31,
	2020			2019
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$21,215	$2,814	$24,029	$26,611	$1,465	$28,076
FEI-Zyfer	7,348	1,139	8,487	6,680	2,066	8,746
Intersegment	(81)	(1,165)	(1,246)	(25)	(452)	(477)
Revenue	$28,482	$2,788	$31,270	$33,266	$3,079	$36,345

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended January 31,
	2020			2019
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$6,124	$1,110	$7,234	$9,412	$342	$9,754
FEI-Zyfer	2,423	364	2,787	3,447	197	3,644
Intersegment	(5)	(388)	(393)	11	(216)	(205)
Revenue	$8,542	$1,086	$9,628	$12,870	$323	$13,193

	Periods ended January 31,
	(in thousands)
	Nine months		Three months
	2020	2019	2020	2019
Revenues by Product Line:
Satellite Revenue	$14,704	$17,289	$5,272	$5,987
Government Non-Space Revenue	12,680	17,058	3,165	6,639
Other Commercial & Industrial Revenue	3,886	1,998	1,191	567
Consolidated revenues	$31,270	$36,345	$9,628	$13,193

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment is included in other assets in the accompanying condensed consolidated balance sheets. During the nine months ended January 31, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $712,000 and $291,000, respectively, and the Company sold product and training services to Morion in the aggregate amount of approximately $49,000 and $2,000, respectively, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. During the three months ended January 31, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $332,000 and $145,000, respectively; however, there were no sales to Morion for products or training services for either period. At January 31, 2020 there was approximately $169,000 payable to Morion, up from approximately $38,000 at April 30, 2019, and there were no receivables related to Morion for either period. During the nine months ended January 31, 2020 and 2019, the Company received a dividend from Morion in the amount of approximately $250,000 and $125,000 respectively, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

Morion operates as a subsidiary of Gazprombank, a state-owned Russian bank. On July 16, 2014, after the Company’s investment in Morion, Gazprombank became subject to the U.S. Department of Treasury’s prohibition against U.S. persons from providing it with new financing.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2020 and April 30, 2019, respectively, were as follows (in thousands):

	January 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,155	$305	$0	$9,460

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	April 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$8,152	$71	$(24)	$8,199

During the nine months ended January 31, 2020, the Company sold or redeemed available-for-sale securities of approximately $3.0 million, realizing a loss of approximately $1,200. During the nine months ended January 31, 2019, the Company sold or redeemed available-for-sale securities of approximately $987,000, realizing gains of approximately $2,000.

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2020
Fixed Income Securities	$161	$0	$0	$0	$161	$0

April 30, 2019
Fixed Income Securities	$995	$(4)	$3,349	$(20)	$4,344	$(24)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2020 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Maturities of fixed income securities classified as available-for-sale at January 31, 2020 were as follows, at cost (in thousands):

Current	$2,164
Due after one year through five years	4,235
Due after five years through ten years	2,756
$9,155

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its financial statements when adopted in fiscal year 2024.

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

NOTE K – CREDIT FACILITY

As of January 31, 2020, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of January 31, 2020, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE M – COMMITMENTS AND CONTINGENCIES

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a current member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks a declaratory judgment, compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and his deferred compensation agreements, in each case as amended, with the Company, that the Company’s Form 8-K, filed January 27, 2020, damaged his reputation and that the Company discriminated against him based on his age. Mr. Bloch also asserts a claim derivatively on behalf of the Company that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. The Company and the Director Defendants are scheduled to file their responsive pleading by March 30, 2020.  The Court has not yet scheduled any hearings or other deadlines in connection with the lawsuit. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this early stage in the case, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 or the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “objective,” “seek,” “strive,” “might,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.  All statements by the Company that address activities, events or developments that the Company expects or anticipates will occur in the future, including all statements by the Company regarding its expected financial position, revenues, cash flows and other operating results, business position, legal proceedings or similar matters, are forward-looking statements.  These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements referred to above.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, changes in contractual terms, the availability of capital, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made and which reflect management’s analysis, judgments, belief, or expectation only as of such date.  Any and all of the forward-looking statements contained in this Form 10-Q and any other public statements by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2019 Form 10-K.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasoned estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the nine and three months ended January 31, 2020, except for those impacted by the newly adopted accounting standard regarding leases.

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

For customer orders in the Company’s FEI-Zyfer segment or smaller contracts or orders in the FEI-NY segment, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order which then transfers control of the performance obligation to the customer.  When payment is contingent upon customer acceptance of the installed product, revenue is deferred until such installation is completed and acceptance is received.

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

RESULTS OF OPERATIONS

The table below sets forth for the nine and three months ended January 31, 2020 and 2019, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Nine months		Three months
	Periods ended January 31,
	2020	2019	2020	2019
Revenues
FEI-NY	76.8%	77.3%	75.1%	74.0%
FEI-Zyfer	27.1	24.0	28.9	27.6
Less intersegment revenues	(3.9)	(1.3)	(4.0)	(1.6)
	100.0	100.0	100.0	100.0
Cost of revenues	81.1	65.9	67.4	68.9
Gross margin	18.9	34.1	32.6	31.1
Selling and administrative expenses	26.7	21.6	37.6	20.1
Research and development expenses	15.4	14.0	11.2	13.9
Operating loss	(23.2)	(1.5)	(16.2)	(2.9)
Other income (loss), net	0.9	1.1	0.4	1.0
Provision (benefit) for income taxes	0.2	0.1	0.3	(0.5)
Net (loss) income	(22.5)%	(0.5)%	(16.1)%	(2.4)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues

	Nine months				Three months
	Periods ended January 31,
	(in thousands)
Segment	2020	2019	Change		2020	2019	Change
FEI-NY	$24,029	$28,076	$(4,047)	(14.4)%	$7,234	$9,754	$(2,520)	(25.8)%
FEI-Zyfer	8,487	8,746	(259)	(3.0)	2,787	3,644	(857)	(23.5)
Intersegment revenues	(1,246)	(477)	(769)	NM	(393)	(205)	(188)	91.7
	$31,270	$36,345	$(5,075)	(14.0)%	$9,628	$13,193	$(3,565)	(27.0)%

For the nine months ended January 31, 2020, revenues from commercial and U.S. Government satellite programs decreased approximately $2.6 million as compared to the same period of the previous fiscal year. For the nine months ended January 31, 2020 and the nine months ended January 31, 2019, revenue from commercial and U.S. Government satellite programs accounted for approximately 47% and 48%, respectively, of consolidated revenues.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment.  Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $4.4 million as compared to the same period of fiscal 2019, and accounted for approximately 41% of consolidated revenues during the nine months ended January 31, 2020 as compared to approximately 47% during this same period in fiscal 2019.  Other commercial and industrial revenues for the nine months ended January 31, 2020 accounted for approximately 12% of consolidated revenues as compared to 6% in the same period in fiscal 2019.  Intersegment revenues are eliminated in consolidation.

For the three months ended January 31, 2020 revenues from commercial and U.S. Government satellite programs decreased approximately $700,000 as compared to the same period of fiscal 2019. For the three months ended January 31, 2020, revenues from commercial and U.S. Government satellite programs accounted for approximately 55% of consolidated revenues compared to approximately 45% during this same period in fiscal 2019.  Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $3.5 million as compared to the same period of fiscal 2019, and accounted for approximately 33% of consolidated revenues during the three months ended January 31, 2020 as compared to approximately 50% during this same period in fiscal 2019. Other commercial and industrial revenues for the three months ended January 31, 2020 and the three months ended January 31, 2019 accounted for approximately 12% and 4%, respectively of consolidated revenues. Third quarter financials were impacted by the conclusion of a problem program that has been the source of consistent technical and cost issues. Following a mutual agreement with the end customer, this program was terminated, incurring a reduction to revenues of approximately $725,000 during the nine and three months ended January 31, 2020.

Revenue decreased for both the nine and three months ended January 31, 2020, compared to the same period of the prior fiscal year, resulting in large part from slippages in US Government funding to prime contractors on space programs where we are a potential supplier of frequency generation/conversion systems. On several of these programs, the prime contractors have been awarded the contracts, but they either were not fully funded or there were extended negotiations regarding the technical baselines, resulting in delays of sub-contract awards, which impact the timing of our revenues.

Gross Margin

	Nine months				Three months
	Periods ended January 31,
	(in thousands)
	2020	2019	Change		2020	2019	Change
	$5,912	$12,392	$(6,480)	(52.3)%	$3,140	$4,100	$(960)	(23.4)%
GM Rate	18.9%	34.1%			30.3%	31.1%

For the nine- and three-month periods ended January 31, 2020, gross margin and gross margin rate (“GM Rate”) decreased as compared to the same periods in fiscal 2019, due principally to the problem program described above.  Despite this reduction the GM Rate for the three-month period ended January 31, 2020 remained relatively comparable to the GM Rate for the three-month period ended January 31, 2019.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Selling and Administrative Expenses

Nine months				Three months
Periods ended January 31,
(in thousands)
2020	2019	Change		2020	2019	Change
$8,362	$7,838	$524	6.7%	$3,619	$2,657	$962	36.2%

For the nine months ended January 31, 2020 and 2019, selling and administrative (“SG&A”) expenses were approximately 27% and 22%, respectively, of consolidated revenues.  For the three months ended January 31, 2020 and 2019, SG&A expenses were approximately 38% and 20%, respectively, of consolidated revenues.  The large increase in both percentage and dollar amount during the three-month period ended January 31, 2020 was due to increases in depreciation, insurance expense, professional fees and payroll related expenses.

Research and Development Expense

Nine months				Three months
Periods ended January 31,
(in thousands)
2020	2019	Change		2020	2019	Change
$4,813	$5,094	$(281)	(5.5)%	$1,082	$1,837	$(755)	(41.1)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the nine months ended January 31, 2020 was 15% of consolidated revenues compared to 14% of consolidated revenues for the same period of the previous fiscal year.  The R&D rate for the three months ended January 31, 2020 was 11% of consolidated revenues as compared to 14% of consolidated revenues for the same period of the previous fiscal year. The Company expects to maintain a consistent level of internally funded activity related to R&D through the balance of the current year and beyond to address new large opportunities, which the Company plans to pursue.

Operating Loss

Nine months				Three months
Periods ended January 31,
(in thousands)
2020	2019	Change		2020	2019	Change
$(7,263)	$(540)	$(6,723)	NM	$(1,561)	$(394)	$(1,167)	NM

The increase in operating loss for both the nine months and three months ended January 31, 2020, as compared to the respective periods in fiscal 2019 was attributable largely to the increased engineering costs described previously. The increased costs affect revenue, gross margin and operating loss.

Other Income (Expense)

	Nine months				Three months
	Periods ended January 31,
	(in thousands)
	2020	2019	Change		2020	2019	Change
Investment income	$415	$242	$173	71.5%	$191	$52	$139	NM
Interest expense	(75)	(57)	(18)	31.6%	(25)	(23)	(2)	8.7
Other (expense) income, net	(75)	225	(300)	NM	(132)	104	(236)	NM
	$265	$410	$(145)	(35.1)%	$34	$133	$(99)	(74.4)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the nine-month period ended January 31, 2020, investment income included a $250,000 dividend from Morion, compared to a $105,000 dividend from Morion in the same period in fiscal 2019. Other income (expense) in fiscal 2019 included certain miscellaneous income and the proceeds of an insurance policy.

Income Tax Provision (Benefit)

	Nine months				Three months
	Periods ended January 31,
	(in thousands)
	2020	2019	Change		2020	2019	Change
	$48	$38	$10	26.3%	$19	$60	$(41)	(68.3)%
Effective tax rate on pre-tax book (loss) income:
	(0.7)%	(29.2)%			(1.3)%	(23.1)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2020 is 0%. This calculation reflects estimated income tax expense (benefit) based on our current year forecasted earnings, which is offset by a corresponding change in the current year valuation allowance. As of January 31, 2020, and April 30, 2019, the Company maintained a full valuation allowance against its deferred tax assets.

For the nine months ended January 31, 2020, the Company recorded a discrete income tax provision of $48,000, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the nine months ended January 31, 2019, the Company recorded an income tax expense of $38,000, which included a discrete income tax provision of $164,000.

For the three months ended January 31, 2020, the Company recorded a discrete income tax provision of $19,000, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the three months ended January 31, 2019, the Company recorded an income tax expense of $60,000, which included a discrete income tax provision of $127,000.

The effective tax rate for the nine months ended January 31, 2020 was an income tax provision of (0.7) % on a pretax loss of $6,997,000 compared to an income tax provision of (29.2) % on a pretax loss of $130,000 in the comparable prior year period. The effective tax rate for the nine months ended January 31, 2020 differs from the U.S. statutory rate of 21% primarily due to a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the three months ended January 31, 2020 was an income tax provision of (1.3) % on a pretax loss of $1,527,000 compared to an income tax provision of (23.0) % on a pretax loss of $261,000 in the comparable prior year period. The effective tax rate for the three months ended January 31, 2020 differs from the U.S. statutory rate of 21% primarily due to a discrete income tax provision related to the accrual of interest for unrecognized tax benefits and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet continues to reflect a strong working capital position of $39.7 million at January 31, 2020 and $46.9 million at April 30, 2019.  Included in working capital at January 31, 2020 and April 30 2019, is $9.7 million and $11.9 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at January 31, 2020 was 6.0 to 1.

Cash used in operations for the nine months ended January 31, 2020 was $760,000 compared to $1.3 million in the comparable fiscal 2019 period.  The decrease in cash flow used in the fiscal 2020 period resulted primarily from a decrease in accounts receivable balances.  For the nine-month periods ended January 31, 2020 and 2019, the Company incurred approximately $6.0 million and $3.3 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash used in investing activities for the nine months ended January 31, 2020 was $2.7 million compared to $4.4 million for the nine months ended January 31, 2019.  During the fiscal 2020 period, marketable securities were sold or redeemed in the amount of $3.0 million compared to $1.0 million of such redemptions during the comparable fiscal 2019 period. During the nine months ended January 31, 2020 approximately $4.1 million of marketable securities were purchased compared to $3.2 million for the same period of fiscal 2019. The Company acquired property, plant and equipment in the amount of approximately $1.6 million and $2.2 million for the nine-month periods ended January 31, 2020 and 2019, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash provided by financing activities for either the nine months ended January 31, 2020 or 2019.

The Company has been authorized by its Board of Directors (the “Board”) to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of January 31, 2020, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the nine months ended January 31, 2020 and 2019, there were no repurchases of shares.

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

As of January 31, 2020, the Company’s consolidated funded backlog was approximately $36 million compared to $37 million at April 30, 2019, the end of fiscal 2019.  Approximately 81% of this backlog is expected to be realized in the next twelve months.  As of January 31, 2020, there were no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 16, 2021 and the foreseeable future.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be included in its reports that it filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a current member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks a declaratory judgment, compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and his deferred compensation agreements, in each case as amended, with the Company, that the Company’s Form 8-K, filed January 27, 2020, damaged his reputation and that the Company discriminated against him based on his age. Mr. Bloch also asserts a claim derivatively on behalf of the Company that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. The Company and the Director Defendants are scheduled to file their responsive pleading by March 30, 2020.  The Court has not yet scheduled any hearings or other deadlines in connection with the lawsuit. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this early stage in the case, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 16, 2020	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer Signing on behalf of the registrant and as principal financial officer