Form 10-K
period 2020-04-30
FREQUENCY ELECTRONICS INC
filed 2020-07-29
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2019 – $68,800,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 27, 2020 – 9,149,853

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 7, 2020.

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

MARKETS

The Company’s principle end markets are satellite payloads and precision time for terrestrial secure command control and communications systems.

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.   These products are applicable for both commercial and U.S. Government end-use.  Currently, there are approximately two thousand satellites with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits. The U.S. government operates approximately 800 of these.  The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases.  Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

For the terrestrial secure command control and communications systems market, the Company’s products support multiple C4ISR counter measures and EW applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming, multi-path or “spoofing” global positioning systems (“GPS”) signals may be mitigated by the Company’s technologies.  In addition, similar types of threats to the public and enterprise networks have been identified by the U.S. Department of Homeland Security.  The Company’s high precision, ruggedized clocks combined with specialized software are essential for certain secure communication systems.

To address these markets, the Company has several corporate entities which operate under two reportable segments primarily based on the geographic locations of its subsidiaries. The two reportable segments are (1) FEI-NY, which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., Frequency Electronics, Inc. Asia (“FEI-Asia”), classified as an Asset Held for Sale in fiscal year 2019, (see Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for details) and FEI-Elcom Tech, Inc. (“FEI-Elcom”) and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).

Frequency Electronics has made a strategic decision to focus on satellite payloads, C4ISR and EW market segments, because these business areas represent significant opportunities for revenue growth.  Accordingly, in fiscal year 2019 the Company classified FEI-Asia as an Asset Held for Sale.

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

For additional information about these reportable segments, see Item 1. Business – Reportable Segments and Products below.

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

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer.  Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below.  The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business.  The FEI-NY segment, which operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s business.  The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) customers and to wireless communications network providers.  The FEI-Zyfer segment, which operates out of California, designs and manufactures products which incorporate GPS technologies and high-precision clocks designed and manufactured at FEI-NY.  FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI-NY on joint product development activities.

During fiscal years 2020 and 2019, approximately 77%, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  In fiscal years 2020 and 2019, sales for the FEI-Zyfer segment were 26% and 25% of consolidated revenues, respectively.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and China.  During fiscal years 2020 and 2019, foreign sales comprised 4%, of consolidated revenues.  For segment information, see Note 14 to the Consolidated Financial Statements.

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

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers.  This requires more precise timing and frequency control at the satellite.  The Company manufactures the master timing systems (quartz, rubidium) and other significant timing and frequency generation products for navigation, communication and intelligence collection satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution.  Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications.  The Company’s oven-controlled quartz crystal oscillators are cost-effective precision frequency sources suited for high-end performance required in satellite communications, airborne and terrestrial datalinks and geophysical survey positioning systems.  Commercial satellite programs which utilize the Company’s space-qualified products include Iridium NEXT Constellation, Intelsat EPIC, O3B, WAAS, MexSat, MSV, ICO, TerreStar, EchoStar, Inmarsat and others.  The Company is also pursuing core product opportunities for planned satellite constellations that will operate in low- or mid-earth orbits.

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

U.S. Government- Non-space

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

FEI-Elcom addresses RF microwave modules and subsystems up to 46 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.  These instruments and components are mission critical for many applications in the EW market, including SATCOM communication, surveillance, intelligence collection (SIGINT, COMINT, MASINT, and ELINT) and threat simulation systems.

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

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs.  An inaccuracy in such certificates may entitle the government to an appropriate recovery.  The Company’s accounts with respect to these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). The Company’s last full incurred cost audit was performed in 2008.  The Company is required to submit for subsequent review an incurred cost report by October 31, for each year then ended.  All such required reports have been filed with no adverse comments to date.

FEI has a DCAA audited and approved accounting system, which enables the Company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations (“FAR”) provisions.  In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the year ended April 30, 2020.

FEI-Zyfer segment:

FEI-Zyfer designs, develops and manufactures products which provide Precision Navigation and Timing (PNT), primarily incorporating Global Navigation Satellite System(s) technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals for GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR).  Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for certain communication and operational security. More than 95% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2020, the Company’s consolidated backlog amounted to approximately $36 million compared to approximately $37 million at the end of the prior fiscal year.  Approximately 81% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2021. As of April 30, 2020, there are no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users totaled approximately 4% of net revenues in fiscal years 2020 and 2019, respectively.

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2020 and 2019, approximately 83% and 87%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2020, Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Company (“Northrop Grumman”), BAE Systems and L3Harris Technologies, Inc. each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2019, Lockheed Martin accounted for more than 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business.  The Company believes its relationship with these companies is mutually satisfactory. Additionally, the Company is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

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

RESEARCH AND DEVELOPMENT

The Company’s technological leadership continues to be an essential factor as it pursues future growth in revenues and earnings.  The Company has focused its internal R&D efforts on improving the core physics and electronic packages in its time and frequency products, conducting research to develop new time and frequency technologies and capabilities, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems.  During fiscal years 2020 and 2019, the Company expended $5.1 million and $6.5 million of its own funds, respectively, on such R&D activity.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. During fiscal years 2020 and 2019, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs.  For fiscal year 2021, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal 2020.

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

The Company’s principal competition for space products is the in-house capability of its major customers such as the Boeing Company, Northrop Grumman and Lockheed Martin, as well as a number of other firms capable of providing high-reliability microwave frequency generators.  With respect to non-space products, such as systems for precision time for terrestrial secure communication and command and control, and products for multiple applications in the EW market, the Company competes with larger domestic companies such as Microchip Technology Inc. and Mercury Systems.

The Company has previously outsourced certain manufacturing processes to third parties and to Russia-based Morion, in which the Company is a minority shareholder.  The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive edge.

EMPLOYEES

The Company employs approximately 220 full-time persons worldwide.  No employees are represented by labor unions.

OTHER ASPECTS

The Company’s business is not seasonal although it expects to experience some fluctuation in revenues during the second fiscal quarter as a result of summer holiday periods.  No unusual working capital requirements exist. The Company’s U.S. Government contracts are subject to FAR, which impose various requirements and failure to comply could potentially have consequences.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders, subject to earlier removal by the Board of Directors.

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Stanton D. Sloane	-	President and Chief Executive Officer

Oleandro Mancini	-	Senior Vice President, Business Development

Steven Strang	-	President, FEI-Zyfer

Thomas McClelland	-	Vice President, Advanced Development and Chief Scientist

Adrian Lalicata	-	Vice President, RF & Microwave Systems

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Stanton D. Sloane, age 69, has served as a Director of the Company since August 2016. On May 1, 2018, Dr. Sloane was named President and Chief Executive Officer of the Company. Prior to being named President and Chief Executive Officer, Dr. Sloane had served as the Chief Operating Officer of the Company since September 2017. Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016. Prior to joining Comtech, Dr. Sloane was President and CEO and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015. Prior to that, he served as President and CEO and a Director of SRA International, Inc. (“SRA”), an information solutions company. He served as President and CEO of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm. Prior to joining SRA, he was Executive Vice President of Lockheed Martin's Integrated Systems & Solutions from June 2004 until April 2007. He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses. He also served as an officer in the U.S. Navy from 1976 until 1981. Dr. Sloane holds a bachelor's degree in Professional Studies (Aeronautics) from Barry University, a master's degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University.

Oleandro Mancini, age 71, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 56, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 21 years in various technical and management positions.

Thomas McClelland, age 65, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company.

Adrian Lalicata, age 73, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has also served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 55, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. Effective January 1, 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

The Company leased its manufacturing and office space from Reckson under an initial 11-year lease followed by two five-year renewal periods which ended in January 2019.  On July 25, 2018, the Company signed an amendment to the lease with RA 55 CLB LLC (as successor-in-interest to Reckson) which extended the current lease terms ten years and eight months through September 30, 2029. Pursuant to the amendment to the lease agreement, the Company shall pay a gradually increasing annual rent of $1,046,810 in 2019 to $1,276,056 in 2029. The Company believes the leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s corporate headquarters.

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

Item 3.  Legal Proceedings

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a current member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and his deferred compensation agreements, in each case as amended, with the Company, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration is brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Bloch claims that defendants violated ERISA rules by denying him the benefits he was allegedly entitled to under the deferred compensation agreements.

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The motion is currently pending. At this time, the Company does not have sufficient information to determine the likelihood of success of this petition.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended, for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, the Company moved to dismiss Mr. Bloch’s petition, and he opposed the Company’s motion on July 2, 2020. The motion is currently pending. Defendants dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in this special proceeding. The likelihood of any outcome of this proceeding cannot be determined at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 27, 2020, the approximate number of holders of record of common stock was 485.

DIVIDEND POLICY

No dividends were declared or paid during fiscal years 2020 and 2019. The Company currently intends to retain any future earnings for use in the business. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  During fiscal year 2009, the Company repurchased 724,632 shares under the buyback program, including a block purchase of 615,000 shares from its former largest institutional shareholder.  The average purchase price was $4.29 per share or an aggregate amount of approximately $3.1 million.  With these purchases, the Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2020 or 2019.

Item 6. Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings.  The factors listed above are not exhaustive.  Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract.  Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

For smaller contracts or orders, sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.  The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

Significant judgment is used in evaluating the financial information for certain contracts to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor.

Contract costs include all direct material, direct labor costs, manufacturing overhead and other direct costs related to contract performance.  Selling, general and administrative costs are charged to expense as incurred.

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventory write downs are established for slow-moving materials based on percentage of usage over a ten-year period, obsolete items on a gradual basis over five years with no usage and costs incurred on programs for which production-level orders cannot be determined as probable.  Such write-downs are based upon management’s experience and expectations for future business.  Any changes arising from revised expectations are reflected in cost of revenues in the period the revision is made.

Income Taxes

Our income tax expense, deferred tax asset and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2020 and 2019, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

COVID-19 Outbreak Update

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The Company’s priority during the COVID-19 outbreak has been to protect the health and safety of its employees while keeping its manufacturing sites open. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities.  The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering production facilities; mandating handwashing; requiring social distancing and, where social distancing is difficult, requiring face coverings; streamlining onsite personnel; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities.

As of July 29, 2020, the Company was aware of two employees that have had confirmed cases of COVID-19 since the COVID-19 outbreak began, with no fatalities and both of those employees having returned to work. Additional employees have been absent or self-quarantined due to COVID-19; however, such absences have not had a significant impact on production. Additionally, since the COVID-19 outbreak began, no facilities have been fully shut down (other than temporarily for disinfecting) and such measures to disinfect facilities have not had a significant impact on production. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak.  Such delays have negatively impacted the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2020 and 2019, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	2020	2019
Revenues
FEI-NY	76.5%	76.9%
FEI-Zyfer	26.3	24.7
Less intersegment revenues	(2.8)	(1.6)
	100.0	100.0
Cost of Revenues	86.1	68.1
Gross profit	13.9	31.9
Selling and Administrative expenses	27.9	24.5
Research and Development expenses	12.3	13.1
Operating Loss	(26.3)	(5.7)
Other (Expenses) Income, net	(2.0)	0.7
(Benefit) Provision for Income Taxes	(4.2)	0.1
Net Loss	(24.1)%	(5.1)%

Revenues

	Fiscal years ended April 30, (in thousands)
			Change
	2020	2019	$	%
FEI-NY	$31,751	$38,096	$(6,345)	(17%)
FEI-Zyfer	10,914	12,235	(1,321)	(11%)
Intersegment sales	(1,158)	(822)	(336)	41%
	$41,507	$49,509	$(8,002)	(16%)

Fiscal 2020 revenues from satellite programs, one of the Company’s largest business areas, decreased by $2.4 million, or 11%, compared to the prior fiscal year. For Fiscal 2020 satellite program revenues for government end-use were 41% and 46% of total revenues for fiscal years 2020 and 2019, respectively. Satellite program revenues for commercial end-use were 9% and 5% of total revenue for Fiscal 2020 and Fiscal 2019, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the Percentage-of-Completion (“POC”) method.  Revenues from non-space U.S. Government/DOD customers decreased by approximately $5.8 million, or 26%, in Fiscal 2020 compared to prior fiscal year. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 41% and 46% of consolidated revenues for fiscal years 2020 and 2019, respectively. For the year ended April 30, 2020, other commercial and industrial sales accounted for approximately 10% of consolidated revenues compared to approximately 8% for fiscal year 2019.  Sales in this business area were $4.2 million for the year ended April 30, 2020 compared to $3.9 million for the preceding year.

Gross Profit

	Fiscal years ended April 30,
	(in thousands)
			Change
	2020	2019	$	%
	$5,748	$15,789	$(10,041)	(63.6%)
Gross Profit Percentage	13.9%	31.9%

For the fiscal year ended April 30, 2020, the gross profit and gross profit percentage both decreased compared to the prior fiscal year. The lower gross profit and gross profit percentage were the result of lower revenues and were impacted by increases in engineering costs incurred on several programs, which are in the development phase and which encountered unanticipated technical challenges related to customer driven system packaging and environmental requirements for state-of-the-art performance demands.

Selling and Administrative Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2020	2019	$	%
$11,593	$12,100	$(507)	(4.2%)

In fiscal years ended April 30, 2020 and 2019, selling and administrative expenses (“SG&A”) were 28% and 24%, respectively, of consolidated revenues. SG&A increased as a percentage of consolidated revenues due to the decrease in revenues. SG&A expenses in Fiscal 2019 included a one-time charge of approximately $1 million for the loss associated with the sale of FEI-Asia.  Excluding this one-time charge, SG&A expenses were relatively flat year over year; depreciation increased while deferred compensation expense decreased. Stock compensation expenses, which are included in total SG&A, were $144,000 and $298,000 in Fiscal 2020 and Fiscal 2019, respectively.  Some legal expenses included in SG&A are covered by the Company’s Directors & Officers or Employment Practices Liability insurance policies and are anticipated to be reimbursed at a future date. The insurance coverage has been confirmed by the carrier, but the amount which will be reimbursed is subject to future negotiation.

Research and Development Expenses

Fiscal years ended April 30,
(in thousands)
		Change
2020	2019	$	%
$5,077	$6,506	$(1,429)	(22.0)%

As a percentage of consolidated revenue, R&D expense for the years ended April 30, 2020 and 2019 was approximately 12% and 13%, respectively. The approximately $1.4 million decrease in R&D expense year over year reflects a higher level of customer funded R&D as a portion of the total R&D effort. These R&D efforts address large business opportunities in secure communications command and control, and satellite systems that require advanced technologies and capabilities going forward.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in costs of revenues and are not included in the table above.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company believes that internally generated cash and cash reserves are adequate to fund its R&D activity.

Operating Loss

Fiscal years ended April 30,
(in thousands)
		Change
2020	2019	$	%
$(10,922)	$(2,817)	$(8,105)	NM

For the fiscal year ended April 30, 2020, the Company recorded an operating loss of $10.9 million compared to an operating loss of $2.8 million in the prior year. The increase in the operating loss in the fiscal year ended April 30, 2020 was a result of decreased revenues as well as increased costs related to technical challenges on certain programs in the developmental phase.

Other (Expense) Income, net

	Fiscal years ended April 30, (in thousands)
			Change
	2020	2019	$	%
Investment income	$329	$293	$36	12%
Interest expense	(107)	(83)	(24)	29%
Other (expense) income, net	(1,068)	134	(1,202)	NM
	$(846)	$344	$(1,190)	NM

Investment income is derived primarily from the Company’s holdings of marketable securities, which primarily consist of fixed income securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities.  Included in other expenses for the fiscal year ended April 30, 2020 is a provision related to the note receivable arising from the sale of Gillam to a European entity on April 26, 2018 which is due Fiscal 2021.

Income Tax (Benefit) Provision

Fiscal years ended April 30,
(in thousands)
		Change
2020	2019	$	%
$(1,742)	$56	$(1,798)	NM

Effective tax rate on pre-tax book income:

(14.80%)	(2.27%)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in tax years 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical corrections so that qualified improvement property can be immediately expensed under Internal Revenue Code (“IRC”) Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and forward twenty years.

For the fiscal year ended April 30, 2020, the Company recorded an income tax benefit of $1,742,000 primarily due to the enactment of the CARES Act, which allows for the carryback of net operating losses to prior tax years in which the Company was subject to U.S. federal income tax.    The income tax benefit is reflected as a current tax benefit in Note 13 as the deferred tax expense related to the utilization of net operating losses is offset by a change in the valuation allowance. The Company recorded an income tax provision of $56,000 in the fiscal year ended April 30, 2019 primarily related to state and local taxes, a foreign tax benefit, and an increase in the uncertain tax position liability.

The Company’s effective tax rate of (14.85)% for Fiscal 2020 differs from the U.S. federal statutory rate of 21% primarily due to the tax effects related to (i) the enactment of the CARES Act, which allowed the Company to recognize a tax benefit for a portion of its pretax loss, (ii) state and local taxes, (iii) and a change in the valuation allowance. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2020, the Company has U.S. federal net operating losses of $24.6 million of which $16.4 million begins to expire in Fiscal 2026 through 2038, including $3.4 million which is subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $8.2 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $10.0 million expires in 2023. The Company also has state net operating loss carryforwards, U.S federal R&D tax credits, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1.4 million in fiscal year 2020 compared to cash used in operations of $0.1 million in fiscal year 2019.  The Company’s balance sheet continues to reflect a highly liquid position with working capital of $38.3 million at April 30, 2020 as compared to $46.9 million at April 30, 2019.  Included in working capital at April 30, 2020 was $14.4 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2020 is 3.9 to 1 compared to 9.0 to 1 at the end of the prior fiscal year.

During fiscal years 2020 and 2019, the Company incurred $6.4 million and $3.7 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, provision for note receivable, the Asia investment held for sale in Fiscal 2019, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2020, operating cash was decreased by increases in prepaids, offset by decreases in accounts receivable and inventory. During fiscal year 2019, operating cash was decreased by increases in accounts receivable and prepaid expenses, offset by decreases in inventory.

Net cash used in investing activities for the fiscal year ended April 30, 2020 was $3.4 million compared to $4.6 million used in investing activities for the fiscal year ended April 30, 2019. In fiscal year 2020, investing activities included the purchase of marketable securities net of proceeds related to sales of marketable securities of $1.9 million and purchases of capital expenditures of $1.5 million. In fiscal year 2019, investing activities included the purchase of marketable securities net of proceeds related to sales of marketable securities of $1.9 million, and purchases of fixed assets of $2.8 million. The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

Cash provided by financing activities for the fiscal year ended April 30, 2020 was $5.0 million related to a loan acquired from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. This loan was subsequently repaid in full in May 2020. There was no cash provided by financing activities for the prior year. As of April 30, 2020, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

The Company will continue to expend resources to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes such expenditures will result in future growth and profitability.  During fiscal year 2020, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2021, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2020.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

The Company has incurred operating losses in its last four completed fiscal years, as well as cash used in operating activities in its last two completed fiscal years. As of April 30, 2020, the Company had an accumulated deficit of $12.1 million. The Company believes that its cash and cash equivalents, as well as marketable securities as of April 30, 2020 and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business through the next twelve months from the date of issuance of these consolidated financial statements. However, changing circumstances, including COVID-19 uncertainties, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funding through equity offerings, debt financings, or other sources.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of April 30, 2020, the Company’s consolidated backlog amounted to approximately $36 million as compared to approximately $37 million at the beginning of the fiscal year. See Item 1. Business – Backlog.  Approximately 81% of this backlog is expected to be filled during the Company’s fiscal year ending April 30, 2021.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change by reason of several factors including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in Fiscal 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company does not plan to adopt ASU 2017-04 early and is in the process of determining the effect that ASU 2017-04 may have; however, the Company expects the new standard to have an immaterial effect on its consolidated financial statements when adopted in Fiscal 2021.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in Fiscal 2023.

Newly Adopted Accounting Standards

Leases (Topic 842)

In the first quarter of fiscal 2020 the Company adopted ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) and recognized on its condensed consolidated balance sheets $12.1 million of lease liabilities with corresponding ROU assets for operating leases. The Company elected a prospective application for the new guidance, as permitted under ASU 2016-02, and therefore prior periods continue to be presented in accordance with Topic 840. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.

Morion

Morion is a less than wholly-owned subsidiary of Gazprombank, a state-owned Russian bank.  The U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI.  On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI.

In light of Morion’s relationship with Gazprombank, the Company recently evaluated, with the assistance of external legal counsel, certain sales to Morion and the timing of payments by Morion to the Company in connection with those sales to determine whether payments by Morion may have inadvertently constituted extensions of credit in violation of Directive 1 under Executive Order 13662.  The Company determined that certain payments by Morion – the majority of which occurred more than five years ago – were not timely.  Following the evaluation, on May 7, 2020, the Company voluntarily disclosed its findings to the Office of Foreign Assets Control (“OFAC”).  The Company’s voluntary disclosure to OFAC relates solely to delays in collection of accounts receivable that exceeded then-applicable payment windows set forth in sanctions regulations and do not relate to any other type of payment or transaction.  On July 22, 2020, OFAC informed the Company that it is conducting a civil investigation of the matter.

The ongoing OFAC civil investigation subjects the Company to a number of financial and business risks.  OFAC has broad enforcement discretion, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Given the matter is in an early stage, however, the Company does not have sufficient information to (i) determine whether any liability (including penalties, sanctions, or remedial actions) as a result of the voluntary disclosure is probable or (ii) estimate the magnitude of any liability.  While we are currently unable to predict what if any actions OFAC might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such outcome may be material.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, including legal fees.

INFLATION

During fiscal year 2020, as in fiscal year 2019, the impact of inflation on the Company’s business was not materially significant.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Frequency Electronics, Inc.

Mitchel Field, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. and Subsidiaries (the “Company”) as of April 30, 2020, the related consolidated statements of operations and compressive loss, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

On May 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.  The effects of the adoption are described in Note 1 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Melville, New York

July 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frequency Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. and Subsidiaries (the "Company") as of April 30, 2019, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2019, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

 /s/ EisnerAmper LLP

We have served as the Company's auditor from 2008 through 2019.

EISNERAMPER LLP

New York, New York

July 26, 2019

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2020 and 2019

(In thousands, except par value)

	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$3,808	$3,683
Marketable securities	10,570	8,199
Accounts receivable, net of allowance for doubtful accounts of $183 in 2020 and $183 in 2019	4,392	6,362
Costs and estimated earnings in excess of billings, net	6,953	6,670
Inventories, net	22,958	23,356
Prepaid income taxes	849	499
Prepaid expenses and other	1,705	2,583
Current assets held for sale	-	1,347
Total current assets	51,235	52,699
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	11,267	13,038
Goodwill	617	617
Cash surrender value of life insurance	14,790	14,292
Other assets	2,503	5,923
Right-of-Use assets – operating leases	10,864	-
Non-current assets held for sale	-	202
Total assets	$91,276	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable - trade	$1,424	$1,188
Accrued liabilities	3,982	3,571
Loss Provision accrual	748	-
Operating lease liability	1,869	-
PPP loan	4,965	-
Current liabilities held for sale	-	1,078
Total current liabilities	12,988	5,837
Deferred compensation	14,258	14,216
Deferred taxes	8	-
Operating lease liability – non-current	9,444	-
Deferred rent and other liabilities	342	1,376
Non-current liabilities held for sale	-	2,253
Total liabilities	37,040	23,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock, $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 9,121 outstanding in 2020; 8,980 outstanding in 2019	9,164	9,164
Additional paid-in capital	56,914	56,831
Accumulated deficit	(12,137)	(2,111)
	53,941	63,884
Common stock reacquired and held in treasury - at cost (43 shares in 2020 and 184 shares in 2019)	(195)	(841)
Accumulated other comprehensive income	490	46
Total stockholders’ equity	54,236	63,089
Total liabilities and stockholders’ equity	$91,276	$86,771

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended April 30, 2020 and 2019

	2020	2019
	(In thousands, except per share data)

Revenues	$41,507	$49,509
Cost of revenues	35,759	33,720
Gross profit	5,748	15,789
Selling and administrative expenses	11,593	12,100
Research and development expenses	5,077	6,506
Loss from operations	(10,922)	(2,817)
Other income (expense):
Investment income	329	293
Interest expense	(107)	(83)
Other (expense)/income, net	(1,068)	134
Loss before (benefit) provision for income taxes	(11,768)	(2,473)
(Benefit) provision for income taxes	(1,742)	56
Net loss	$(10,026)	$(2,529)

Net loss per common share:
Basic and diluted loss per share	$(1.10)	$(0.28)

Weighted average number of shares outstanding:
Basic and diluted	9,074	8,916

Consolidated Statements of Comprehensive Loss
Net loss	$(10,026)	$(2,529)
Other comprehensive income:
Foreign currency translation adjustment	-	790
Unrealized gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax of ($1) in fiscal 2019	443	173
Reclassification adjustment for realized gains included in net income, net of tax of $1 in fiscal 2019	1	(2)
Total unrealized gain on marketable securities, net of tax	444	171

Total other comprehensive income	444	961
Comprehensive loss	$(9,582)	$(1,568)

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2020 and 2019

	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,026)	$(2,529)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	8	-
Depreciation and amortization	3,319	2,802
Deferred rent	-	65
Non-cash lease expense	214	-
Provision for losses on accounts receivable, inventories, other assets and warranty reserve	1,385	1,128
Loss (gain) on marketable securities	1	(3)
Loss on sale of fixed and other assets, net	143	18
Employee benefit plans expense	1,052	1,672
Stock-based compensation expense	312	500
Investment in Asia	-	(2,529)
Changes in operating assets and liabilities:
Accounts receivable	1,970	(2,994)
Costs and estimated earnings in excess of billings	(283)	509
Inventories	17	(199)
Prepaid expenses and other	878	(1,429)
Other assets	(518)	(468)
Accounts payable - trade	374	(195)
Accrued liabilities	947	73
Loss provision accrual	748	-
Income taxes refundable	(350)	960
Other liabilities	(1,598)	(556)
Cash used in operating activities – continuing operations	(1,407)	(3,175)
Cash provided by operating activities – assets held for sale	-	3,078
Net cash (used in) provided by operating activities	(1,407)	(97)

Cash flows from investing activities:
Purchase of marketable securities	(5,489)	(3,705)
Proceeds from sale or redemption of marketable securities	3,539	1,812
Capital expenditures	(1,483)	(2,767)
Net cash used in investing activities	(3,433)	(4,660)

Cash flows from financing activities:
Proceeds from PPP loan	4,965	-
Net cash provided by financing activities	4,965	-

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2020 and 2019

(Continued)

	2020	2019
	(In thousands)
Net increase (decrease) in cash and cash equivalents before effect of exchange rate changes	125	(4,757)

Effect of exchange rate changes on cash and cash equivalents	-	606

Net increase (decrease) in cash and cash equivalents	125	(4,151)

Cash and cash equivalents at beginning of year	3,683	7,869

Cash and equivalents at end of year	3,808	3,718

Less cash and equivalents of assets held for sale at end of year	-	35

Cash and cash equivalents of continuing operations at end of year	$3,808	$3,683

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99	$83
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2020 and 2019

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2018	9,163,940	$9,164	$56,439	$(65)	297,083	$(1,361)	$(915)	$63,262
Opening balance sheet Adjustment for ASU 2014-09	-	-	-	483	-	-	-	483
Contributions of stock to 401(k) plan	-	-	223	-	(41,211)	189	-	412
Stock-based compensation expense	-	-	495	-	(1,100)	5	-	500
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(326)	-	(71,111)	326	-	-
Change in unrealized gains and losses on marketable debt securities, net of taxes	-	-	-	-	-	-	171	171
Foreign currency translation adjustment	-	-	-	-	-	-	790	790
Net loss	-	-	-	(2,529)	-	-	-	(2,529)
Balance at April 30, 2019	9,163,940	9,164	56,831	(2,111)	183,661	(841)	46	63,089
Contributions of stock to 401(k) plan	-	-	236	-	(39,403)	181	-	417
Stock-based compensation expense	-	-	304	-	(1,850)	8	-	312
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(457)	-	(99,712)	457	-	-
Change in unrealized gains and losses on marketable debt securities, net of taxes	-	-	-	-	-	-	444	444
Net loss	-	-	-	(10,026)	-	-	-	(10,026)
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

1.   Summary of Accounting Policies

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the “Company” or “Registrant”).  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 14 for information regarding the Company’s business segments: (1) FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).  Intercompany accounts and significant intercompany transactions are eliminated in consolidation.

These financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes.  Actual results could differ from these estimates.

COVID-19 Pandemic and the CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company faces various risks related to COVID-19 outbreak. The Company is dependent on its workforce to deliver its products primarily to the U.S. Government. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government and/or other customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, the Company’s operations will likely be impacted. The Company may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.  Additionally, since the COVID-19 outbreak began, no facilities have been fully shut down (other than temporarily for disinfecting) and such measures to disinfect facilities have not had a significant impact on production. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak.  Such delays have negatively impacted the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers.

At this time, the Company’s management cannot predict the impact of the COVID-19 pandemic, but management continues to monitor the situation, to assess further possible implications to operations, the supply chain, and customers, and to take actions in an effort to mitigate adverse consequences. Further, the pandemic may have an adverse effect on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.  See Notes 9 and 13.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

Liquidity and Capital Resources:

The Company has incurred operating losses in its last four completed fiscal years, as well as cash used in operating activities in its last two completed fiscal years. As of April 30, 2020, the Company had an accumulated deficit of $12.1 million. The Company believes that its cash and cash equivalents, as well as marketable securities as of April 30, 2020 and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business through the next twelve months from the date of issuance of these consolidated financial statements. However, changing circumstances, including COVID-19 uncertainties, some of which may be beyond its control, could cause the Company to consume capital faster than it currently anticipates, and it may need to seek additional funding through equity offerings, debt financings, or other sources.

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

Marketable Securities:

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at April 30, 2020 and 2019.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

      If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized.  No impairment losses have been recognized in the years ended April 30, 2020 and 2019.

Inventories:

Inventories, which consist of finished goods, work-in-process, raw materials and components, are accounted for at the lower of cost (specific and average) and net realizable value.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment, on a reporting unit level qualitatively, on at least an annual basis at year end to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  If it is determined that the carrying value of goodwill may not be recoverable, the Company will write down the goodwill to an amount to commensurate with the revised value of the acquired assets.  The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill is not impaired as of April 30, 2020 and 2019.

Revenue and Cost Recognition:

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract.  Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

For smaller contracts or orders sales of products and services to customers are reported in operating results based upon (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.  The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

Some judgment is used in evaluating the financial information for certain contracts related to the adoption of this ASU to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

Disaggregation of Revenue

Total revenue recognized over time as POC was approximately $38.0 million and $45.3 million of the $41.5 million and $49.5 million reported for the years ended April 30, 2020 and 2019, respectively. The amounts by segment and product line were as follows:

	Year Ended April 30, 2020
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$28,720	$3,031	$31,751
FEI-Zyfer	9,210	1,704	10,914
Intersegment	(88)	(1,070)	(1,158)
Revenue	$37,842	$3,665	$41,507

	Year Ended April 30, 2019
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$35,588	$2,508	$38,096
FEI-Zyfer	9,803	2,432	12,235
Intersegment	(62)	(760)	(822)
Revenue	$45,329	$4,180	$49,509

	Years Ended April 30,
	(In thousands)
	2020	2019
Revenue by Product Line:
Satellite Revenue	$20,422	$22,810
Government Non-Space Revenue	16,939	22,771
Other Commercial & Industrial Revenue	4,146	3,928
Consolidated revenues	$41,507	$49,509

Comprehensive Loss:

Comprehensive loss consists of net loss and other comprehensive income/loss.  Other comprehensive income/loss includes changes in unrealized gains or losses, net of tax, on securities (for Fiscal 2020, debt securities) available for sale during the year. Other comprehensive income/loss includes changes in foreign currency translation and unrealized gains or losses, net of tax, on securities (for Fiscal 2019, debt securities) available for sale during the year.

Research and Development Expenses:

The Company engages in research and development (“R&D”) activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include direct labor, manufacturing overhead, direct materials and contracted services.  Such costs are expensed as incurred. The Company also engages in customer-funded R&D activity. The customer funds received in connection therewith appear in revenues and the associated expenses are included in cost of revenues and are not included in R&D expenses.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

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

Earnings/Loss per Share:

Basic earnings/loss per share are computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options and stock appreciation rights (“SARs”). Diluted earnings per share are not computed where the if-converted effect of such items would be anti-dilutive.

Fair Values of Financial Instruments:

Cash and cash equivalents, marketable securities, short-term credit obligations and debt and cash surrender value of life insurance are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”).  The Company is unable to reasonably estimate a fair value for this investment.

Foreign Operations and Foreign Currency Adjustments:

For the year ended April 30, 2019, the Company’s wholly-owned subsidiary, FEI-Asia, which was reported under the FEI-NY segment, was classified as held-for-sale (see Note 2) and is shown in these consolidated financial statements for comparative purposes only.

Equity-based Compensation:

The Company values its share-based payment transactions using the Black-Scholes valuation model. Such value is recognized as expense on a straight-line basis over the service period of the awards, which is generally the vesting period, net of estimated forfeitures.

The weighted average fair value of each option or SAR has been estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants:

	Years ended April 30
	2020	2019
Expected volatility	-%	35%
Dividend yield	-%	0.0%
Risk-free interest rate	-%	2.81% - 3.07%
Expected lives	-	5.0 years

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

There were no grants of options or SARs in fiscal year 2020. The expected life assumption was determined based on the Company’s historical experience as well as the term of recent SAR agreements.  The expected volatility assumption was based on the historical volatility of the Company’s common stock.  The dividend yield assumption was determined based upon the Company’s past history of dividend payments and the Company’s current decision to suspend payment of dividends.  The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the stock options or SARs.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables.  The Company maintains accounts at several commercial banks at which the balances exceed FDIC limits.  The Company has not experienced any losses on such amounts.  Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas, principally within the U.S.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

New Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13 Fair Value Measurement (Topic 820) (“ASU 2018-13”) which modifies the disclosure requirement on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in Fiscal 2021.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. The Company does not plan to adopt ASU 2017-04 early and is in the process of determining the effect that ASU 2017-04 may have; however, the Company expects the new standard to have an immaterial effect on its consolidated financial statements when adopted in Fiscal 2021.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current generally accepted accounting principles U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in Fiscal 2023.

Newly Adopted Accounting Standards

Leases (Topic 842)

In the first quarter of fiscal 2020 the Company adopted ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) and recognized on its condensed consolidated balance sheets $12.1 million of lease liabilities with corresponding Right-of-Use (“ROU”) assets for operating leases. The Company elected a prospective application for the new guidance, as permitted under ASU 2016-02, and therefore prior periods continue to be presented in accordance with Topic 840. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

2.   Assets Held for Sale and Note Receivable for Sale of Subsidiaries

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

On May 21, 2019 the Company completed the sale of its wholly-owned subsidiary FEI-Asia to an Asian corporation. FEI-Asia was sold for $130,000 in addition to all rights, benefits and obligations attached thereto, free and clear from any encumbrance. The results of this transaction, including approximately $85,000 of income for the twenty-one days in May 2019, are included in the consolidated financial statements for the fiscal year ended April 30, 2019. The above transaction resulted in a consolidated loss of approximately $1 million recorded in SG&A on the consolidated statement of operations in fiscal year 2019.

On April 26, 2018, the Company sold its Gillam-FEI s.a. (“Gillam”) Belgium subsidiary to a European entity, in a stock purchase agreement, for $1 million in cash received on April 27, 2018, and a note receivable payable in three years for $1 million, included in other assets in the accompanying consolidated balance sheets.  In fiscal 2020 it was determined that the note receivable would not likely be collected and thus a reserve was recorded for $1 million, recorded in other expense on the consolidated statement of operations for the year ended April 30, 2020.

3.        Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted loss per share for the years ended April 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the years ended April 30,
	2020	2019
Basic EPS Shares outstanding (weighted average)	9,073,609	8,916,250
Effect of Dilutive Securities	251,878	242,874
Diluted EPS Shares outstanding	9,325,487	9,159,124

For the years ended April 30, 2020 and 2019, dilutive securities noted in the above table are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for both periods. Basic and diluted shares outstanding for the fiscal years ended April 30, 2020 and 2019 are 9,073,609 and 8,916,250, respectively. Additionally, there are anti-dilutive exercisable shares excluded in the above table for fiscal years ended April 30, 2020 and 2019 of 896,375 and 1,216,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

4.    Costs and Estimated Earnings in Excess of Billings, Net

At April 30, 2020 and 2019, costs and estimated earnings in excess of billings, net, consisted of the following (in thousands):

	2020	2019
Costs and estimated earnings in excess of billings	$10,460	$8,278
Billings in excess of costs and estimated earnings	(3,507)	(1,608)
Net asset	$6,953	$6,670

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the POC basis.  During the years ended April 30, 2020 and 2019, revenue recognized under POC contracts was approximately $38.0 million and $45.3 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total contract losses for the fiscal years ended April 30, 2020 and 2019 were approximately $2.4 million and $136,000, respectively.

5.    Inventories, Net

Inventories, net at April 30, 2020 and 2019, respectively, consisted of the following (in thousands):

	2020	2019
Raw Materials and Component Parts	$15,470	$11,600
Work in Progress	6,104	8,896
Finished Goods	1,384	2,860
	$22,958	$23,356

The Company’s inventory reserve policy resulted in a charge of $1.1 million in the fiscal year ended April 30, 2019. Inventory reserves included in inventory were $6.6 million for each of the fiscal years ended April 30, 2020 and 2019.

6.           Property, Plant and Equipment, Net

Property, plant and equipment, net at April 30, 2020 and 2019, consisted of the following (in thousands):

	2020	2019
Buildings and building improvements	$2,692	$2,692
Machinery, equipment and furniture	57,916	57,157
	60,608	59,849
Less, accumulated depreciation and amortization	(49,341)	(46,811)
	$11,267	$13,038

Depreciation and amortization expense for the years ended April 30, 2020 and 2019 was $3.3 million and $2.8 million, respectively.

Maintenance and repairs charged to operations for the years ended April 30, 2020 and 2019 was approximately $706,000 and $309,000, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

7.         Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and research and development facilities which expire at various times through 2029 and are generally operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet.

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheet related to ASU 2016-02 as follows:

	Classification	April 30, 2020
		(in thousands)
Assets
Operating lease ROU assets	ROU assets - leases	$10,864

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,869
Operating lease liabilities (long-term)	Lease liability, non-current	9,444
Total lease liabilities		$11,313

Total operating lease expense was approximately $1.6 million and $1.2 million for the fiscal years ended April 30, 2020 and 2019, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. There were no new leases entered into for the year ended April 30, 2020.

Under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows as of April 30, 2019 (in thousands):

Fiscal Year Ending April 30,	Operating Leases
(in thousands)
2020	$1,316
2021	1,521
2022	1,436
2023	1,469
2024	1,502
Thereafter	6,349
Total future minimum lease payments	$13,593

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2020:

Fiscal Year Ending April 30,
(in thousands)

2021	1,919
2022	1,783
2023	1,801
2024	1,834
2025	1,723
Thereafter	5,492
Total lease payments	14,552
Less imputed interest	(3,239)
Present value of future lease payments	11,313
Less current obligations under leases	(1,869)
Long-term lease obligations	$9,444

As of April 30, 2020, the weighted-average remaining lease term for all operating leases was 8.3 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of April 30, 2020 was 6.19%.

Supplemental cash flow information related to leases include operating cash flows for operating leases of $1.7 million and right-of-use assets obtained in exchange for lease obligations of $12.1 million, as of adoption, for the fiscal year ended April 30, 2020.  There have been no new leases since adoption.

8.   Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2020 and 2019, respectively, were as follows (in thousands):

April 30, 2020
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$10,081	$495	$(6)	$10,570

April 30, 2019
		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Fixed income securities	$8,152	$71	$(24)	$8,199

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
April 30, 2020
Fixed income securities	$380	$(6)	$-	$-	$380	$(6)

April 30, 2019
Fixed income securities	$995	$(4)	$3,349	$(20)	$4,344	$(24)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2020 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net loss for the years ended April 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the years ended April 30,
	2020	2019
Proceeds	$3,539	$1,812
Gross realized gains	$-	$3
Gross realized losses	$(1)	$-

Maturities of fixed income securities classified as available-for-sale at April 30, 2020 were as follows (at cost, in thousands):

Current	$2,610
Due after one year through five years	4,280
Due after five years through ten years	3,191
$10,081

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s money market, business account, and U.S. securities are valued on a Level 1 basis. The Company’s fixed income corporate debt securities and certificates of deposit are valued on a Level 2 basis.

9.   Debt Obligations

As of April 30, 2020, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made. On April 12, 2020, the Company received proceeds from a loan in the amount of $4,964,810 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. The PPP Loan was repaid in full on May 6, 2020.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

10. Accrued Liabilities

Accrued liabilities at April 30, 2020 and 2019, respectively, consisted of the following (in thousands):

	2020	2019
Vacation and other compensation	$1,437	$1,659
Incentive compensation	107	346
Payroll taxes	379	155
Warranty reserve	527	529
Commissions	345	378
Other	1,187	504
	$3,982	$3,571

11.  Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment, of approximately $800,000, is included in other assets in the accompanying consolidated balance sheets.  During the fiscal years ended April 30, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $888,000 and $437,000, respectively, and the Company sold product to Morion in the aggregate amount of approximately $85,000 and $2,000, respectively.  At April 30, 2020 and 2019, there was no accounts receivable balance due from Morion.  At April 30, 2020, there was no accounts payable balance owed to Morion.   At April 30, 2019, approximately $38,000 was payable to Morion. During the fiscal years 2020 and 2019, the Company received dividends from Morion of approximately $250,000 and $105,000, respectively.

Morion is a less than wholly-owned subsidiary of Gazprombank, a state-owned Russian bank.  The U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI.  On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI.

In light of Morion’s relationship with Gazprombank, the Company recently evaluated, with the assistance of external legal counsel, certain sales to Morion and the timing of payments by Morion to the Company in connection with those sales to determine whether payments by Morion may have inadvertently constituted extensions of credit in violation of Directive 1 under Executive Order 13662.  The Company determined that certain payments by Morion – the majority of which occurred more than five years ago – were not timely.  Following the evaluation, on May 7, 2020, the Company voluntarily disclosed its findings to the Office of Foreign Assets Control (“OFAC”).  The Company’s voluntary disclosure to OFAC relates solely to delays in collection of accounts receivable that exceeded then-applicable payment windows set forth in sanctions regulations and do not relate to any other type of payment or transaction.  On July 22, 2020, OFAC informed the Company that it is conducting a civil investigation of the matter.

The ongoing OFAC civil investigation subjects the Company to a number of financial and business risks.  OFAC has broad enforcement discretion, and the imposition of sanctions, fines or remedial measures could have a material adverse effect on the Company’s business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Given the matter is in an early stage, however, the Company does not have sufficient information to (i) determine whether any liability (including penalties, sanctions, or remedial actions) as a result of the voluntary disclosure is probable or (ii) estimate the magnitude of any liability.  While we are currently unable to predict what if any actions OFAC might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such outcome may be material.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, including legal fees.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

12. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the Internal Revenue Code (“IRC”).  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2020 and 2019, the Company contributed 39,403 and 41,211 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $417,000 and $412,000 in fiscal years 2020 and 2019, respectively.  [Contributed shares are drawn from the Company’s common stock held in treasury] and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis.  In addition to changes in the treasury stock accounts, during fiscal years 2020 and 2019, such transactions increased additional paid in capital by $236,000 and $223,000, respectively.   As of April 30, 2020, the plan held a total of 507,204 shares, which are allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which formula is based on consolidated pre-tax profits.  Under these plans, the Company charged $195,000 to selling and administrative expenses for the fiscal year ended April 30, 2019. There was no incentive bonus recorded for the fiscal year ended April 30, 2020.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors.  The plans are Nonqualified Stock Options (“NQSO”) plans, Incentive Stock Option (“ISO”) plans, and SAR plans.  Under these plans, options or SAR are granted at the discretion of the Stock Option Committee at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

Typically, options and SAR vest over a four-year period from the date of grant.  The options and SAR generally expire ten years after the date of grant (the most recent SAR awards expire in five years) and are subject to certain restrictions on transferability of the shares obtained on exercise.  Under the Company’s 2005 Stock Award Plan (“Plan”) the Company provided option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  Under the Plan, instruments granted under other plans which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available under the Plan.

As of April 30, 2020, eligible employees and directors had been granted SAR representing approximately 2,384,000 shares of Company stock, of which approximately 1,060,000 shares were outstanding and approximately 900,000 shares with a weighted average exercise price of $9.85 were exercisable.  As of April 30, 2019, eligible employees and directors had been granted SAR representing approximately 2,384,000 shares of Company stock, of which approximately 1,500,000 shares were outstanding and approximately 1,216,000 shares with a weighted average exercise price of $9.12 were exercisable.  When the SAR become exercisable, the Company will settle the SAR by issuing to exercising recipients the number of shares of stock from treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SAR grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2020, employees exercised SAR representing 171,250 shares of Company stock and received 92,212 shares of Company stock.  The 79,038 share difference was returned to the pool of available shares and may be used for future grants. During the year ended April 30, 2019, employees exercised SAR representing 145,750 shares of Company stock and received 71,111 shares of Company stock.  The 74,639 share difference was returned to the pool of available shares and may be used for future grants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2020 and 2019:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding – April 30, 2018	1,488,000	$8.93	3.7 years
Granted	162,500	8.50
Exercised	(145,750)	5.95		$889,588
Expired or Canceled	(5,000)	9.55
Outstanding – April 30, 2019	1,499,750	$9.17	3.0 years	$6,660,150
Granted	-	-
Exercised	(171,250)	5.48		781,680
Expired or Canceled	(269,000)	9.26
Outstanding – April 30, 2020	1,059,500	$9.74	2.2 years	$5,416,783
Exercisable	896,275	$9.85	2.1 years	$4,739,209
Available for future grants	417,004

As of April 30, 2020, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $300,000.  These costs are expected to be recognized over a weighted average period of 1.7 years.

During the years ended April 30, 2020 and 2019, 100,625 and 104,250 shares, respectively, vested, the fair value of which was approximately $339,000 and $403,000, respectively.  There were no SARs granted during the fiscal year 2020. The weighted average grant date fair value of SARs granted during the year ended April 30, 2019, was approximately $3.01.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the POC method were approximately $110,000 and $190,000 for the years ended April 30, 2020 and 2019, respectively.  Selling and administrative expenses included stock-based compensation expense of approximately $141,000 and $298,000 for the years ended April 30, 2020 and 2019, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SAR (tax benefits) as financing cash flows.  The Company did not recognize any tax benefits from the exercise of stock options and SAR for the fiscal years presented.

Restricted Stock Plan and Other Issuances:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock.  The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the Board of Directors.  The purchase price could not be less than the par value of the common stock.  Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined therein.  As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued.  No additional grants will be made under this plan.  As of April 30, 2020, there are no outstanding shares available for purchase. As of April 30, 2019, grants for 7,500 shares were available to be purchased at a price of $4.00 per share.

During the years ended April 30, 2020 and 2019 the Company issued 1,850 shares and 1,100 shares from treasury stock, respectively, to select employees for milestone years of service to the Company.  These shares are common stock and are fully vested at time of issuance.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

In fiscal year 2020 the Company elected to issue Restricted Stock Units (“RSUs”) to directors, officers, and other key employees pursuant to the 2005 Stock Award Plan. The fair value of these awards is equivalent to the market value of our common stock on the grant date. RSUs are not shares of our common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. RSUs are subject to certain restrictions and forfeiture provisions prior to vesting. During the year ended April 30, 2020, the Company granted 13,000 RSUs, at a grant date fair value of $11.38, that will vest over a four-year period.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2020 and 2019 was approximately $640,000 and $1.3 million, respectively.

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

13.  Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in tax years 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical corrections so that qualified improvement property can be immediately expensed under IRC § 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and forward twenty years.

The Loss before (benefit) provision for income taxes consisted of (in thousands):

	Year Ended April 30,
	2020	2019
U.S.	$(11,768)	$(4,713)
Foreign	-	2,240
	$(11,768)	$(2,473)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended April 30,
	2020	2019
Current:
Federal	$(1,713)	$8
Foreign	-	196
State	(37)	99
Current (benefit) provision	(1,750)	303
Deferred:
Federal	9	-
Foreign	-	(247)
State	(1)	-
Deferred tax (benefit)	8	(247)

Total (benefit) provision	$(1,742)	$56

The following table reconciles the reported income tax (benefit) expense, recorded primarily due to the (i) enactment of the CARES Act, which allowed the Company to recognize a tax benefit for a portion of its pretax loss, (ii) state and local taxes, (iii) and a change in the valuation allowance, with the amount computed using the federal statutory income tax rate (in thousands):

	Year Ended April 30,
	2020	2019
Statutory rate	$(2,471)	$(519)
State and local tax	(417)	(32)
Valuation allowance on deferred tax assets	2,009	1,419
Effect of foreign operations	-	(51)
Nondeductible expenses	(134)	87
Sale of Subsidiary Stock	-	(863)
Uncertain tax positions	-	101
Nontaxable life insurance cash value increase	(73)	(120)
Tax credits	(46)	(28)
Change in tax rate	(120)	225
Impact of CARES Act	(592)	-
Other items	102	(163)
Total (benefit) expense	$(1,742)	$56

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The components of deferred taxes are as follows (in thousands):

	Year Ended April 30,
	2020	2019
Deferred tax assets:
Employee benefits	$4,794	$5,092
Inventory	1,904	1,649
Accounts receivable	207	204
Tax credits	1,610	1,300
Other assets	1,073	148
Lease Liability	2,807	-
Capital Loss carry-forward	2,515	2,455
Net operating loss carryforwards	6,185	5,556
Total deferred tax asset	21,095	16,404
Deferred tax liabilities:
Property, plant and equipment	(1,518)	(1,344)
Right of use asset	(2,696)
Other liabilities	(193)	(343)
Deferred state income tax	(842)	(767)
Net deferred tax asset	15,846	13,950
Valuation allowance	(15,854)	(13,950)
Net deferred tax (liability) asset	$(8)	$-

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of April 30, 2020 and 2019, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense.

For the year ended April 30, 2020, the valuation allowance increased by approximately $1.9 million from the prior year primarily due to the portion of the fiscal year ended April 30, 2020 pretax loss for which no tax benefit was provided.

The Company may amortize indefinite-lived intangible assets for tax purposes which are not amortizable for financial reporting purposes. As a result of the technical correction to net operating losses in the CARES Act, the Company recorded a deferred tax liability related to the tax effect of differences between financial reporting and tax bases of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward periods. The utilization of indefinite lived net operating losses are limited to 80% of taxable income in an annual period.

As of April 30, 2020, the Company has U.S. federal net operating losses of $24.6 million of which $16.4 million begins to expire in Fiscal 2026 through 2038, including $3.4 million which is subject to annual limitation under IRC § 382. The remaining U.S. federal net operating losses of $8.2 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $10.0 million expires in 2023. The Company also has state net operating loss carryforwards, U.S. federal R&D tax credits, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2020	2019
Balance at the beginning of the fiscal year	$1,258	$1,264
Additions based on positions taken in the fiscal year ended April 30, 2020	15	-
Additions based on positions taken in prior years	119	142
Decreases based on positions taken in prior years	(2)	(119)
Lapse in statute of limitations	(36)	(29)
Balance at the end of the fiscal year	$1,354	$1,258

The entire amount reflected in the table above at April 30, 2020, if recognized, would reduce our effective tax rate. The effects of uncertain tax positions embedded in net operating losses would not affect the effective tax rate if the unrecognized tax benefits are resolved while a full valuation allowance is maintained. As of April 30, 2020, and 2019, the Company had $119,000 and $64,000, respectively, accrued for the payment of interest and penalties.  For the fiscal years ended April 30, 2020 and 2019, the Company recognized interest and penalties of $60,000 and $54,000, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $1.3 million may be recognized during the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local, and foreign jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2016 and prior. The Company is no longer subject to examination by the taxing authorities in foreign jurisdictions for fiscal years 2016 and prior. Net operating losses and tax attributes generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

(2)

FEI-Zyfer – operates out of California and its products incorporate Global Positioning System (GPS) technologies into systems and subsystems for secure communications, both government and commercial, and other locator applications.  This segment also provides sales and support for the Company’s wireline telecommunications family of products, including US5G, which are sold in the U.S. market.

The Company measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

The accounting policies of the two segments are the same as those described in Note 1.  The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

The table below presents information about reported segments for each of the years ended April 30, 2020 and 2019, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the years (in thousands):

	2020	2019
Net revenues:
FEI-NY	$31,751	$38,096
FEI-Zyfer	10,914	12,235
Less intersegment revenues	(1,158)	(822)
Consolidated revenues	$41,507	$49,509

Operating loss:
FEI-NY	$(9,910)	$(4,429)
FEI-Zyfer	(673)	1,730
Corporate	(339)	(118)
Consolidated operating loss	$(10,922)	$(2,817)

	2020	2019
Identifiable assets:
FEI-NY (approximately $1.5 in China in 2019)	$44,599	$54,295
FEI-Zyfer	13,344	10,478
less intersegment receivables	(8,586)	(8,346)
Corporate	41,919	30,344
Consolidated identifiable assets	$91,276	$86,771

Depreciation and amortization (allocated):
FEI-NY	$3,192	$2,695
FEI-Zyfer	112	92
Corporate	15	15
Consolidated depreciation and amortization expense	$3,319	$2,802

Major Customers

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2020 and 2019, approximately 83% and 87%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In Fiscal 2020 and 2019, revenues to four and two customers, respectively, of the FEI-NY segment accounted for more than 10% of that segment’s revenues. These customers also exceeded 10% of the Company’s consolidated revenues each year. In the FEI-Zyfer segment, two customers accounted for more than 10% of that segment’s revenues in Fiscal 2020.

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business.  The Company believes its relationship with these customers is mutually satisfactory.  Sales to the major customers referenced above can include commercial and governmental end users.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  For the years ended April 30, 2020 and 2019, revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries (in thousands):

	2020	2019
Belgium	$22	$49
France	-	40
China	713	359
Russia	85	2
Germany	13	36
Italy	169	159
Israel	240	-
Singapore	82	215
Other	441	501
	$1,765	$1,361

15. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products.  For some limited products, the warranty period has been extended.  The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels.  As of April 30, 2020 and 2019, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2020	2019
Balance at beginning of year	$529	$520
Warranty costs incurred	(293)	(398)
Product warranty accrual	291	407
Balance at end of year	$527	$529

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

16. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the years ended April 30, 2020 and 2019, respectively, were as follows (in thousands):

	Change in		Foreign
	Market Value		Currency
	of Marketable		Translation
	Securities		Adjustment	Total
Balance April 30, 2018, net of taxes		$(125)	$(790)	$(915)
Items of other comprehensive income (loss) before reclassification, pretax		174	790	964
Tax effect		(1)	-	(1)
Items of other comprehensive income (loss) before reclassification, net of taxes		173	790	963
Reclassification adjustments, pretax **	(3)
Tax effect	1	(2)	-	(2)
Total other comprehensive income (loss), net of taxes		171	790	961
Balance April 30, 2019, net of taxes		46	-	46
Items of other comprehensive income (loss) before reclassification, pretax		443	-	443
Tax effect		-	-	-
Items of other comprehensive income (loss) before reclassification, net of taxes		443	-	443
Reclassification adjustments, pretax **	(1)
Tax effect	-	1	-	1
Total other comprehensive income (loss), net of taxes		444	-	444
Balance April 30, 2020, net of taxes		$490	$-	$490

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

17. Contingencies

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a current member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and his deferred compensation agreements, in each case as amended, with the Company, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2020 and 2019

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration is brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Bloch claims that defendants violated ERISA rules by denying him the benefits he was allegedly entitled to under the deferred compensation agreements.

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The motion is currently pending. At this time, the Company does not have sufficient information to determine the likelihood of success of this petition.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended, for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, the Company moved to dismiss Mr. Bloch’s petition, and he opposed the Company’s motion on July 2, 2020. The motion is currently pending. Defendants dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in this special proceeding. The likelihood of any outcome of this proceeding cannot be determined at this time.

18. Subsequent Events

As previously reported, on April 12, 2020, the Company received proceeds from a loan in the amount of $4,964,810 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. On May 6, 2020, the Company elected to repay the PPP Loan in full.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2020, the Company’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2020, for the annual meeting of stockholders to be held on or about October 7, 2020 (the “2020 Proxy Statement”).  See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2020 Proxy Statement.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Report.

Item 11.  Executive Compensation

Except as set forth below, this item is incorporated herein by reference from the Company’s 2020 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2020 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	1,072,500	$8.90	417,004

(1)	The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2020 Proxy Statement under “Election of Directors.”

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2020 Proxy Statement under “Appointment of Independent Auditors” and “Report of the Audit Committee.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	19-20

Consolidated Balance Sheets
- April 30, 2020 and 2019	21

Consolidated Statements of Operations and Comprehensive Loss
- years ended April 30, 2020 and 2019	22

Consolidated Statements of Cash Flows
- years ended April 30, 2020 and 2019	23-24

Consolidated Statements of Changes in Stockholders’ Equity
- years ended April 30, 2020 and 2019	25

Notes to Consolidated Financial Statements	26-47

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	Filed herewith

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1*	Employment agreement, dated as of March 17, 2008, between Registrant and Martin Bloch	(4)

10.2	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.3*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.4	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.5	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.6*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.7	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.8*	Form of Deferred Compensation Agreement	(18)

10.9*	Form of Stock Appreciation Rights Agreement	(19)

10.10*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.11	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	Filed herewith

16.1	Letter from EisnerAmper LLP, dated July 29, 2019	(22)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of BDO USA, LLP	Filed herewith

23.2	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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

(10)	[Intentionally Omitted]
(11)	Filed with the SEC as Exhibit 2.1 to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.
(12)	[Intentionally Omitted]
(13)	Filed with the SEC as Exhibit 3.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 25, 2020, which exhibit is incorporated herein by reference.
(14)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.
(15)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1998, which exhibit is incorporated herein by reference.
(16)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.
(17)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2018, which exhibit is incorporated herein by reference.
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

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on July 30, 2019, which exhibit is incorporated herein by reference.

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

Dated:  July 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Girsky	Director	7/29/20
Joel Girsky

/s/ Jonathan Brolin	Lead Independent Director	7/29/20
Jonathan Brolin

/s/ Richard Schwartz	Director	7/29/20
Richard Schwartz

/s/ Stanton D. Sloane	Director, President and CEO	7/29/20
Stanton D. Sloane

/s/ Russell M. Sarachek	Chairman of the Board	7/29/20
Russell M. Sarachek

/s/ General Lance W. Lord	Director	7/29/20
General Lance W. Lord