Form 10-Q
period 2020-07-31
FREQUENCY ELECTRONICS INC
filed 2020-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of September 10, 2020 – 9,162,566

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2020	2020
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,431	$3,808
Marketable securities	10,011	10,570
Accounts receivable, net of allowance for doubtful accounts of $183 at July 31, 2020 and April 30, 2020	6,201	4,392
Costs and estimated earnings in excess of billings, net	6,932	6,953
Inventories, net	21,683	22,958
Prepaid income taxes	525	849
Prepaid expenses and other	1,850	1,705
Total current assets	49,633	51,235
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	10,731	11,267
Goodwill	617	617
Cash surrender value of life insurance	14,964	14,790
Other assets	2,453	2,503
Right-of-Use assets – operating leases	10,546	10,864
Total assets	$88,944	$91,276

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,461	$1,424
Accrued liabilities	3,924	3,982
Loss provision accrual	519	748
Operating lease liability	1,822	1,869
Current debt	3,012	4,965
Total current liabilities	10,738	12,988
Deferred compensation	14,334	14,258
Deferred taxes	8	8
Operating lease liability – non-current	9,172	9,444
Deferred rent and other liabilities	357	342
Total liabilities	34,609	37,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,164 shares issued and 9,160 shares outstanding at July 31, 2020; 9,121 shares outstanding at April 30, 2020	9,164	9,164
Additional paid-in capital	56,927	56,914
Accumulated deficit	(12,399)	(12,137)
	53,692	53,941
Common stock reacquired and held in treasury - at cost (4 shares at July 31, 2020 and 43 shares at April 30, 2020)	(18)	(195)
Accumulated other comprehensive income	661	490
Total stockholders’ equity	54,335	54,236
Total liabilities and stockholders’ equity	$88,944	$91,276

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended July 31,

(In thousands except per share data)

(Unaudited)

	2020	2019
Condensed Consolidated Statements of Operations
Revenues	$12,951	$12,554
Cost of revenues	8,863	8,601
Gross margin	4,088	3,953
Selling and administrative expenses	3,228	2,453
Research and development expense	1,197	2,280
Operating loss	(337)	(780)

Other income (expense):
Investment income	107	177
Interest expense	(39)	(24)
Other income (expense), net	16	56
Loss before provision for income taxes	(253)	(571)
Provision for income taxes	9	20
Net loss	$(262)	$(591)

Net loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	9,139	9,001

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(262)	$(591)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	173	135
Reclassification adjustment for realized gains included in net income, net of tax	(2)	(1)
Total unrealized gain on marketable securities, net of tax	171	134

Comprehensive loss	$(91)	$(457)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31,

(In thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(262)	$(591)
Non-cash charges to earnings	1,205	2,506
Net changes in operating assets and liabilities	(881)	(1,762)
Net cash provided by operating activities	62	153

Cash flows from investing activities:
Proceeds on redemption of marketable securities	725	750
Purchase of marketable securities	-	(1,435)
Purchase of fixed assets and other assets	(211)	(912)
Net cash provided by (used in) investing activities	514	(1,597)

Net cash used in financing activities:
Repayment of PPP Loan	(4,965)	-
Proceeds from UBS line of credit	3,012	-
	(1,953)	-

Net decrease in cash and cash equivalents	(1,377)	(1,444)

Cash and cash equivalents at beginning of period	3,808	3,683

Cash and cash equivalents at end of period	$2,431	$2,239

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39	$24
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2020 and July 31, 2019

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			74		(10,906)	50		124
Stock-based compensation expense			80					80
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(189)		(41,325)	189		-
Other comprehensive income, net of tax							134	134
Net loss				(591)				(591)
Balance at July 31, 2019	9,163,940	$9,164	$56,796	$(2,702)	131,430	$(602)	$180	$62,836

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan			68		(14,926)	68		136
Stock-based compensation expense			54					54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(109)		(23,808)	109		-
Other comprehensive income, net of tax							171	171
Net loss				(262)				(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and the results of its operations and cash flows for the three months ended July 31, 2020 and July 31, 2019.  The April 30, 2020 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission, and the financial statements and notes thereto.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted loss per share for the three months ended July 31, 2020 and 2019, respectively, were as follows:

	Three months ended July 31,
	2020	2019
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,139,130	9,001,324
Effect of Dilutive Securities	**	**
Basic and Diluted EPS Shares outstanding	9,139,130	9,001,324

**For the three-month periods ended July 31, 2020 and 2019 dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for both periods.  Basic and diluted shares outstanding for the three months ended July 31, 2020 and 2019 are 9,139,130 and 9,001,324, respectively. Additionally, there are anti-dilutive exercisable shares excluded in the above table for the three months ended July 31, 2020 and 2019 of 676,000 and 1,201,125, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2020 and April 30, 2020, costs and estimated earnings in excess of billings, net, consisted of the following:

	July 31, 2020	April 30, 2020
	(In thousands)
Costs and estimated earnings in excess of billings	$17,466	$10,460
Billings in excess of costs and estimated earnings	(10,534)	(3,507)
Net asset	$6,932	$6,953

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the three months ended July 31, 2020 and 2019, revenue recognized under POC contracts was approximately $11.7 million and $11.5 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. Contract losses of approximately $611,000 and $314,000 were recorded for the three months ended July 31, 2020 and July 31, 2019, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three month period ended July 31, 2020, the Company made contributions of 14,926 shares of its common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	July 31, 2020	April 30, 2020
	(In thousands)
Raw Materials and Component Parts	$13,942	$15,470
Work in Progress	6,788	6,104
Finished Goods	953	1,384
	$21,683	$22,958

The amounts above are net of reserves of $6.8 million and $6.6 million as of July 31, 2020 and April 30, 2020, respectively.

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

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets, related to ASU 2016-02 (in thousands):

	Classification	July 31, 2020	April 30, 2020
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$10,546	$10,864

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,822	1,869
Operating lease liabilities (long-term)	Lease liability, non-current	9,172	9,444
Total lease liabilities		$10,994	$11,313

Total operating lease expense was $478,000 and $504,000 for the three months ended July 31, 2020 and July 31, 2019, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. There were no new leases entered into during the three months ended July 31, 2020.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of July 31, 2020:

Fiscal Year Ending July 31,
(in thousands)

Remainder of 2021	$1,312
2022	1,886
2023	1,815
2024	1,834
2025	1,723
Thereafter	5,492
Total lease payments	14,062
Less imputed interest	(3,068)
Present value of future lease payments	10,994
Less current obligations under leases	(1,822)
Long-term lease obligations	9,172

As of July 31, 2020, the weighted-average remaining lease term for all operating leases was 8.1 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of July 31, 2020 was 6.20%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Three months ended July 31,
	2020	2019
Revenues:
FEI-NY	$9,839	$9,010
FEI-Zyfer	3,922	3,701
less intersegment revenues	(810)	(157)
Consolidated revenues	$12,951	$12,554

Operating (loss) profit:
FEI-NY	$(623)	$(1,232)
FEI-Zyfer	361	517
Corporate	(75)	(65)
Consolidated operating loss	$(337)	$(780)

	July 31, 2020	April 30, 2020
Identifiable assets:
FEI-NY	$42,732	$44,599
FEI-Zyfer	14,786	13,344
less intersegment balances	-	(8,586)
Corporate	31,426	41,919
Consolidated identifiable assets	$88,944	$91,276

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $11.7 million and $1.3 million, respectively, of the $13.0 million reported for the three months ended July 31, 2020. The amounts recognized over time as POC and POT were approximately $11.5 million and $1.1 million of the $12.6 million reported for the three months ended July 31, 2019. The amounts by segment and product line were as follows:

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$8,622	$1,217	$9,839	$8,160	$850	$9,010
FEI-Zyfer	3,038	884	3,922	3,323	378	3,701
Intersegment	(9)	(801)	(810)	26	(183)	(157)
Revenue	$11,651	$1,300	$12,951	$11,509	$1,045	$12,554

	Three Months Ended July 31,
	2020	2019
	(In thousands)
Revenue by Product Line:
Satellite Revenue	$6,651	$3,895
Government Non-Space Revenue	5,335	6,744
Other Commercial & Industrial Revenue	965	1,915
Consolidated revenues	$12,951	$12,554

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended July 31, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $150,000 and $245,000, respectively. There were no sales to Morion during the three months ended July 31, 2020. The Company sold product and training services to Morion in the aggregate amount of approximately $47,000 during the three months ended July 31, 2019, which is included in revenues in the unaudited condensed consolidated statements of operations as part of the FEI-NY segment. At July 31, 2020 there was approximately $34,000 payable to Morion. There were no amounts payable to Morion at April 30, 2020. There were no receivables related to Morion for either period ended July 31, 2020 and April 30. 2020. The Company did not receive dividends from Morion during the three months ended July 31, 2020. During the three months ended July 31, 2019, the Company received a dividend from Morion in the amount of approximately $125,000, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at July 31, 2020 and April 30, 2020, respectively, were as follows (in thousands):

	July 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,350	$661	$-	$10,011

	April 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,081	$495	$(6)	$10,570

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2020
Fixed Income Securities	$-	$-	$-	$-	$-	$-

April 30, 2020
Fixed Income Securities	$380	$(6)	$-	$-	$380	$(6)

During the three months ended July 31, 2020, the Company sold or redeemed available-for-sale securities of approximately $725,000, realizing gains of approximately $3,000.

Maturities of fixed income securities classified as available-for-sale at July 31, 2020 were as follows, at cost (in thousands):

Current	$2,724
Due after one year through five years	3,438
Due after five years	3,188
$9,350

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have. However, the Company expects the new standard to have an immaterial effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in fiscal year 2023.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – CREDIT FACILITY

As of July 31, 2020, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which the Company has borrowed $3 million. On April 12, 2020, the Company received proceeds from a loan in the amount of $4,964,810 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the SBA Paycheck Protection Program under the CARES Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2020, and April 30, 2020, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

NOTE M – COMMITMENTS AND CONTINGENCIES

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. The Parties’ respective motions are pending. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any that could result from an unfavorable outcome arising out of these matters.

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration is brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Mr. Bloch claims that defendants violated ERISA rules by denying him deferred compensation benefits. He seeks an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2020.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

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

Marketable Securities

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at July 31, 2020 and April 30, 2020.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

The Company’s priority during the COVID-19 outbreak has been to protect the health and safety of its employees while keeping its manufacturing sites open. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities. The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering production facilities; mandating handwashing; requiring social distancing and, where social distancing is difficult, requiring face coverings; streamlining onsite personnel; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities.

As of September 14, 2020, the Company was aware of two employees that have had confirmed cases of COVID-19 since the COVID-19 outbreak began, with no fatalities and both of those employees having returned to work. Additional employees have been absent or self-quarantined due to COVID-19; however, such absences have not had a significant impact on production. Additionally, since the COVID-19 outbreak began, no facilities have been fully shut down (other than temporarily for disinfecting) and such measures to disinfect facilities have not had a significant impact on production. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak. Such delays have negatively impacted the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Since the filing of the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, filed on July 29, 2020, there have been no additional impacts to the Company related to COVID-19.

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2020 and 2019, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months ended July 31,
	2020	2019
Revenues
FEI-NY	76.0%	71.8%
FEI-Zyfer	30.3	29.5
Less intersegment revenues	(6.3)	(1.3)
	100.0	100.0
Cost of revenues	68.4	68.5
Gross margin	31.6	31.5
Selling and administrative expenses	24.9	19.5
Research and development expenses	9.2	18.2
Operating loss	(2.5)	(6.2)
Other income (expense), net	0.6	1.7
Provision for income taxes	0.1	0.2
Net loss	(2.0)%	(4.7)%

Revenues

	Three months ended July 31 (in thousands)

Segment	2020	2019	Change
FEI-NY	$9,839	$9,010	$829	9.2%
FEI-Zyfer	3,922	3,701	221	6.0
Intersegment revenues	(810)	(157)	(653)	415.9
	$12,951	$12,554	$397	3.2%

For the three months ended July 31, 2020 revenues from commercial and U.S. Government satellite programs increased approximately $2.8 million, as compared to the same period of fiscal year 2020 and accounted for approximately 51% of consolidated revenues compared to approximately 31% during this same period in fiscal year 2020. The change in revenue is related to product mix and timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, decreased $1.4 million over the same period of fiscal year 2020, and accounted for approximately 41% of consolidated revenues compared to approximately 54% during this same period in fiscal year 2020.     Other commercial and industrial revenues for the three months ended July 31, 2020 were $1.0 million and represented approximately 8% of consolidated revenues compared to $1.9 million, or 15%, in the same period of the prior fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three months ended July 31 (in thousands)

	2020	2019	Change
	$4,088	$3,953	$135	3.4%
GM Rate	31.6%	31.5%

For the three-month period ended July 31, 2020, gross margin and GM Rate increased marginally as compared to the same period in fiscal year 2020. The increase in gross margin and GM Rate was primarily due to product mix. Additionally, there were higher engineering costs incurred on several programs in both periods, but as these programs are completed, we expect margins to increase.

Selling and Administrative Expenses

Three months ended July 31,
(in thousands)
2020	2019	Change
$3,228	$2,453	$775	31.6%

For the three months ended July 31, 2020 and 2019, selling and administrative (“SG&A”) expenses were approximately 25% and 20%, respectively, of consolidated revenues.  The increase in SG&A expenses is due to increase in professional fees (relating to litigation for which we expect to get insurance reimbursement for a portion of the legal fees), and additional insurance costs.

Research and Development Expense

Three months ended July 31,
(in thousands)
2020	2019	Change
$1,197	$2,280	$(1,083)	(47.5)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the three-month period ended July 31, 2020 was 9% of sales compared to 18% of sales for the same period of the previous fiscal year.  The Company’s R&D expense decreased year over year as previous R&D efforts have ended and turned into production; however, the Company plans to continue to invest in R&D.

Operating Loss

Three months ended July 31,
(in thousands)
2020	2019	Change
$(337)	$(780)	$443	(56.8)%

The Company’s results for the three-month period ended July 31, 2020 reflect improvements in revenues, gross margin and GM rate. The Company is pleased with this trend. Additionally, if certain current bids become contract wins, as anticipated by the Company, we would expect this improvement to continue.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense), net

	Three months ended July 31,
	(in thousands)
	2020	2019	Change
Investment income	$107	$177	$(70)	(39.5)%
Interest expense	(39)	(24)	(15)	62.5%
Other income (expense), net	16	56	(40)	(71.4)%
	$84	$209	$(125)	(59.8)%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. There were no dividends received from Morion for the three months ended July 31, 2020. For the three months ended July 31, 2019, investment income includes a dividend from Morion of $125,000.

Income Tax Provision

	Three months ended July 31,
	(in thousands)
	2020	2019	Change
	$9	$20	$(11)	(55.0)%
Effective tax rate on pre-tax book loss:
	(3.6)%	(3.5)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2021 is 2.8%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended July 31, 2020, the Company recorded an income tax provision of $9,000, which includes a discrete income tax provision of $16,000 primarily related to an accrual of interest for unrecognized tax benefits. For the three months ended July 31, 2019, the Company recorded a discrete income tax provision of $20,000.

The effective tax rate for the three months ended July 31, 2020 is an income tax provision of 3.6% on a pretax loss of $253,000 compared to an income tax provision of 3.5% on a pretax loss of $571,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2020 differs from the U.S. statutory rate of 21% primarily due to state taxes, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of $38.9 million at July 31, 2020 and $38.3 million at April 30, 2020.  Included in working capital at July 31, 2020 and April 30 2020, is $12.4 million and $14.4 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at July 31, 2020 is 4.6 to 1 compared to 3.9 to 1 as of April 30, 2020.

Cash provided by operating activities for the three months ended July 31, 2020 was $62,000 compared to $153,000 in the comparable prior fiscal year 2020 period.  The decreased cash flow in the fiscal year 2021 period resulted primarily from an increase in accounts receivable balances offset by a decrease in inventory amounts.  For the three-month periods ended July 31, 2020 and 2019, the Company incurred $1.2 million and $1.6 million, respectively, of non-cash operating expenses including right to use asset and liability for leases, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash provided by investing activities for the three months ended July 31, 2020 was $514,000 compared to $1.6 million of cash used in investing activities for the three months ended July 31, 2019.  During the three months ended July 31, 2020, marketable securities were sold or redeemed in the amount of $725,000 compared to $750,000 during the three months ended July 31, 2019. There were no purchases related to marketable securities during the three months ended July 31, 2020, while approximately $1.4 million of marketable securities were purchased during the three months ended July 31, 2019. The Company acquired property, plant and equipment in the amount of approximately $211,000 and $912,000 during the three months ended July 31, 2020 and 2019, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

Net cash used in financing activities for the three months ended July 31, 2020 was approximately $2.0 million related to the repayment of the PPP loan and the amounts borrowed against the Company’s line of credit with UBS Bank USA. There was no cash used in financing activities for the three months ended July 31, 2019.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of July 31, 2020, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2020 and 2019 there were no repurchases of shares.

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

As of July 31, 2020, the Company’s consolidated funded backlog was approximately $38 million compared to $36 million at April 30, 2020, the end of fiscal 2020.  Approximately 81% of this backlog is expected to be realized in the next twelve months.  As of July 31, 2020, there are no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2021 and the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2020, the Company’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. The Parties’ respective motions are pending. The Company and the Director Defendants believe that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s complaint is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration is brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Mr. Bloch claims that defendants violated ERISA rules by denying him deferred compensation benefits. He seeks an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FREQUENCY ELECTRONICS, INC.

                (Registrant)

Date: September 14, 2020                                                                By:   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as principal financial officer