Form 10-Q
period 2020-10-31
FREQUENCY ELECTRONICS INC
filed 2020-12-11
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 as of December 10, 2020 – 9,177,963

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	October 31,	April 30,
	2020	2020
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$3,654	$3,808
Marketable securities	9,948	10,570
Accounts receivable, net of allowance for doubtful accounts of $183 at October 31, 2020 and April 30, 2020	10,298	4,392
Costs and estimated earnings in excess of billings, net	3,201	6,953
Inventories, net	21,028	22,958
Prepaid income taxes	460	849
Prepaid expenses and other	2,333	1,705
Total current assets	50,922	51,235
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	10,511	11,267
Goodwill	617	617
Cash surrender value of life insurance	15,174	14,790
Other assets	2,160	2,503
Right-of-Use assets – operating leases	10,235	10,864
Total assets	$89,619	$91,276

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	3,000	-
Accounts payable – trade	$1,188	$1,424
Accrued liabilities	5,351	3,982
Loss provision accrual	92	748
Operating lease liability	1,612	1,869
Current debt	-	4,965
Total current liabilities	11,243	12,988
Deferred compensation	14,411	14,258
Deferred taxes	8	8
Operating lease liability – non-current	8,937	9,444
Other liabilities	364	342
Total liabilities	34,963	37,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,176 shares issued and 9,175 shares outstanding at October 31, 2020; 9,164 shares issued and 9,121 shares outstanding at April 30, 2020	9,176	9,164
Additional paid-in capital	57,071	56,914
Accumulated deficit	(12,070)	(12,137)
	54,177	53,941
Common stock reacquired and held in treasury - at cost (1 share at October 31, 2020 and 43 shares at April 30, 2020)	(6)	(195)
Accumulated other comprehensive income	485	490
Total stockholders’ equity	54,656	54,236
Total liabilities and stockholders’ equity	$89,619	$91,276

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

 (In thousands except per share data)

(Unaudited)

	Six Months Ended October 31,		Three Months Ended October 31,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations
Revenues	$26,940	$21,641	$13,990	$9,087
Cost of revenues	17,530	18,870	8,668	10,269
Gross margin (loss)	9,410	2,771	5,322	(1,182)
Selling and administrative expenses	7,352	4,743	4,124	2,290
Research and development expenses	2,177	3,731	979	1,450
Operating (loss) income	(119)	(5,703)	219	(4,922)

Other income (expense):
Investment income	157	224	50	45
Interest expense	(75)	(50)	(36)	(25)
Other income (expense), net	129	58	113	2
Income (loss) before provision for income taxes	92	(5,471)	346	(4,900)
Provision for income taxes	25	29	17	9
Net income (loss)	$67	$(5,500)	$329	$(4,909)

Net income (loss) per common share:
Basic and diluted earnings (loss) per share	$0.01	$(0.61)	$0.04	$(0.54)

Weighted average shares outstanding:
Basic	9,154	9,037	9,170	9,072
Diluted	9,206	9,037	9,236	9,072

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$67	$(5,500)	$329	$(4,909)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	5	207	(176)	72
Reclassification adjustment for realized gains included in net income, net of tax	(10)	(1)	-	-
Total unrealized (loss) gain on marketable securities, net of tax	(5)	206	(176)	72

Comprehensive income (loss)	$62	$(5,294)	$153	$(4,837)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$67	$(5,500)
Non-cash charges to earnings	2,580	3,939
Net changes in operating assets and liabilities	(667)	1,741
Net cash provided by operating activities	1,980	180

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,521	2,480
Purchase of marketable securities	(909)	(2,463)
Purchase of fixed assets and other assets	(781)	(1,274)
Net cash used in investing activities	(169)	(1,257)

Net cash used in financing activities:
Repayment of PPP Loan	(4,965)	-
Proceeds from UBS line of credit	3,000	-
Net cash used in financing activities	(1,965)	-

Net decrease in cash and cash equivalents	(154)	(1,077)

Cash and cash equivalents at beginning of period	3,808	3,683

Cash and cash equivalents at end of period	$3,654	$2,606

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46	$50
Cash refunded during the period for:
Income Taxes	$477	$467

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2020

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan			68		(14,926)	68		136
Stock-based compensation expense			54					54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(109)		(23,808)	109		-
Other comprehensive income, net of tax							171	171
Net income (loss)				(262)				(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335

Contribution of stock to 401(k) plan	9,496	9	86					95
Stock-based compensation expense			73					73
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	2,654	3	(15)		(2,586)	12		(0)
Other comprehensive income, net of tax							(176)	(176)
Net income (loss)				329				329
Balance at October 31, 2020	9,176,090	$9,176	$57,071	$(12,070)	1,376	$(6)	$485	$54,656

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2020 and the results of its operations, changes in Stockholders’ Equity for the three and six months ended October 31, 2020 and 2019, and cash flows for the six months ended October 31, 2020 and 2019.  The April 30, 2020 condensed consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the potential adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company faces various risks related to COVID-19 outbreak. The Company is dependent on its workforce to deliver its products primarily to the U.S. Government. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, the Company’s operations may be impacted. The Company may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.  Since the COVID-19 outbreak began, no facilities have been fully shut down (other than temporarily for disinfecting) and such measures to disinfect facilities have not had a significant impact on production. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak.  Such delays have had a minor impact on the Company’s production schedules to date, but vendor delivery performance is being closely monitored and alternate sources of supply are generally available if necessary.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 outbreak. The Company received a loan under the Paycheck Protection Program (“PPP”) in April 2020, which it repaid in full in May 2020. For more detail regarding the Company’s PPP Loan, see Note K below.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted loss per share for the six and three months ended October 31, 2020 and 2019, respectively, were as follows:

	Periods ended October 31,
	Six months		Three months
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,154,434	9,036,732	9,169,758	9,072,141
Effect of Dilutive Securities	51,389	**	66,019	**
Diluted EPS Shares outstanding	9,205,823	9,036,732	9,235,777	9,072,141

**For the six and three-month periods ended October 31, 2019 dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three and six months ended October 31, 2020 are 303,000 and 436,000 options, respectively. The exercisable shares excluded as of October 31, 2019 are 178,000 options for both periods. The effect of dilutive securities would have been 239,866 options and 230,670 options for the six and three-month periods ended October 31, 2019, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2020 and April 30, 2020, costs and estimated earnings in excess of billings, net, consisted of the following:

	October 31, 2020	April 30, 2020
	(In thousands)
Costs and estimated earnings in excess of billings	$13,858	$10,460
Billings in excess of costs and estimated earnings	(10,657)	(3,507)
Net asset	$3,201	$6,953

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue earned.  Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the six and three months ended October 31, 2020, revenue recognized under POC contracts was approximately $24.6 million and $12.9 million, respectively. During the six and three months ended October 31, 2019, revenue recognized under POC contracts was approximately $19.1 million and $7.7 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. Contract losses of approximately $731,000 and $121,000 were recorded for the six and three months ended October 31, 2020, respectively. Contract losses recognized for the six and three months ended October 31, 2019 were approximately $1.9 million and $1.6 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the six month period ended October 31, 2020, the Company made contributions of 24,422 shares of its common stock and common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	October 31, 2020	April 30, 2020
	(In thousands)
Raw Materials and Component Parts	$12,822	$15,470
Work in Progress	6,799	6,104
Finished Goods	1,407	1,384
	$21,028	$22,958

The amounts above are net of reserves of $7.0 million and $6.6 million as of October 31, 2020 and April 30, 2020, respectively.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and research and development facilities which expire at various times through 2029 and are generally operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

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

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets, related to ASU 2016-02 (in thousands):

	Classification	October 31, 2020	April 30, 2020
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$10,235	$10,864

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,612	1,869
Operating lease liabilities (long-term)	Lease liability, non-current	8,937	9,444
Total lease liabilities		$10,549	$11,313

Total operating lease expense was $1.2 million and $500,000 for the six and three months ended October 31, 2020, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was approximately $1.0 million and $504,000 for the six and three months, respectively, ended October 31, 2019, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of October 31, 2020:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2021	$756
2022	1,809
2023	1,829
2024	1,834
2025	1,723
Thereafter	5,492
Total lease payments	13,443
Less imputed interest	(2,894)
Present value of future lease payments	10,549
Less current obligations under leases	(1,612)
Long-term lease obligations	8,937

As of October 31, 2020, the weighted-average remaining lease term for all operating leases was 7.9 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of October 31, 2020 was 6.20%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Six months		Three months
	2020	2019	2020	2019
Revenues:
FEI-NY	$20,996	$16,794	$11,156	$7,784
FEI-Zyfer	7,353	5,701	3,430	2,000
less intersegment revenues	(1,409)	(854)	(596)	(697)
Consolidated revenues	$26,940	$21,641	$13,990	$9,087

Operating profit (loss):
FEI-NY	$(582)	$(5,475)	$41	$(4,296)
FEI-Zyfer	667	(44)	306	(561)
Corporate	(204)	(184)	(128)	(65)
Consolidated operating (loss) income	$(119)	$(5,703)	$219	$(4,922)

	October 31, 2020	April 30, 2020
Identifiable assets:
FEI-NY	$42,472	$44,599
FEI-Zyfer	14,089	13,344
less intersegment balances	-	(8,586)
Corporate	33,058	41,919
Consolidated identifiable assets	$89,619	$91,276

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $24.6 million and $2.3 million, respectively, for the six months ended October 31, 2020. The amounts recognized over time as POC and POT were approximately $19.1 million and $2.5 million, respectively, for the six months ended October 31, 2019. The amounts by segment and product line were as follows:

	Six Months Ended October 31,
	2020			2019
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$18,857	$2,139	$20,996	$14,297	$2,497	$16,794
FEI-Zyfer	5,744	1,609	7,353	4,925	776	5,701
Intersegment	(10)	(1,399)	(1,409)	(76)	(778)	(854)
Revenue	$24,591	$2,349	$26,940	$19,146	$2,495	$21,641

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended October 31,
	2020			2019
	(In thousands)			(In thousands)
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$10,235	$921	$11,156	$6,139	$1,645	$7,784
FEI-Zyfer	2,706	724	3,430	1,602	398	2,000
Intersegment	(1)	(595)	(596)	(50)	(647)	(697)
Revenue	$12,940	$1,050	$13,990	$7,691	$1,396	$9,087

	Periods ended October 31,
	(in thousands)
	Six months		Three months
	2020	2019	2020	2019
Revenues by Product Line:
Satellite Revenue	$14,228	$9,431	$7,576	$5,537
Government Non-Space Revenue	10,855	9,005	5,520	2,261
Other Commercial & Industrial Revenue	1,857	3,205	894	1,289
Consolidated revenues	$26,940	$21,641	$13,990	$9,087

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying condensed consolidated balance sheets. During the six months ended October 31, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $268,000 and $380,000, respectively, and during the six months ended October 31, 2019 the Company sold product and training services to Morion in the aggregate amount of approximately $49,000, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. During the three months ended October 31, 2020 and 2019, the Company acquired product from Morion in the aggregate amount of approximately $118,000 and $135,000, respectively, and during three months ended October 31, 2019 the Company sold product and training services to Morion in the aggregate amount of approximately $2,000, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. During the six months ended October 31, 2020 and 2019, the Company received dividends from Morion in the amount of approximately $105,000 and $125,000, respectively, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

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

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2020 and April 30, 2020, respectively, were as follows (in thousands):

	October 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,463	$530	$(45)	$9,948

	April 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,081	$495	$(6)	$10,570

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2020
Fixed Income Securities	$380	$(5)	$983	$(40)	$1,363	$(45)

April 30, 2020
Fixed Income Securities	$380	$(6)	$-	$-	$380	$(6)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six and three months ended October 31, 2020, the Company sold or redeemed available-for-sale securities of approximately $1.5 million and $796,000, respectively, realizing gains of approximately $12,000 and $9,000, respectively.

Maturities of fixed income securities classified as available-for-sale at October 31, 2020 were as follows, at cost (in thousands):

Current	$3,267
Due after one year through five years	3,257
Due after five years	2,939
$9,463

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – CREDIT FACILITY

As of October 31, 2020, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which the Company has borrowed $3 million. On April 12, 2020, the Company received proceeds from a PPP Loan in the amount of $4,964,810 from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the SBA Paycheck Protection Program under the CARES Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2020, and April 30, 2020, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

NOTE M – COMMITMENTS AND CONTINGENCIES

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board of Directors (the “Board”), filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. On September 23, 2020, the Court denied Mr. Bloch’s motion for summary judgment. It also granted the Company and the Director Defendants’ motion for summary judgment as to all claims, except for one claim for breach of contract against the Company. On October 23, 2020, the Company filed a brief with the Appellate Division, Second Department, seeking a reversal of the lower court’s order to the extent that it denied the Company’s summary judgment motion on the breach of contract claim. Mr. Bloch filed its responsive brief on November 20, 2020. The appeal is currently pending. The Company believes that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s single surviving claim is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, which could result from an unfavorable outcome arising out of these matters.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties. At this time, the Company does not have sufficient information to determine the likelihood of success of this petition.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. The motion is currently pending. On September 11, 2020, the Court granted Respondents’ application for an interim stay of the arbitration pending the Court’s determination of the Company’s petition for a stay of arbitration (described above), Mr. Bloch’s petition for the appointment of an arbitrator, and other outstanding motions. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in this special proceeding. The likelihood of any outcome of this proceeding cannot be determined at this time.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the six and three months ended October 31, 2020.

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

Marketable Securities

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at October 31, 2020 and April 30, 2020.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

The Company’s priority during the COVID-19 outbreak has been to protect the health and safety of its employees while remaining operational. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities. The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering facilities; mandating handwashing; requiring social distancing and, where social distancing is difficult, requiring face coverings; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities.

As of December 11, 2020, the Company was aware of five employees that have had confirmed cases of COVID-19 since the COVID-19 outbreak began, with no fatalities. Additional employees have been absent or self-quarantined due to COVID-19; however, such absences have not had a significant impact on production. Additionally, since the COVID-19 outbreak began, facilities have remained open (other than temporary closures for disinfecting) and such measures to disinfect facilities have not had a significant impact on production. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak. Such delays have negatively impacted the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 outbreak. The Company received a loan under the Paycheck Protection Program in April 2020, which it repaid in full in May 2020. For more detail regarding the Company’s PPP Loan, see Note K in Part I, Item I of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The table below sets forth for the six and three months ended October 31, 2020 and 2019, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Six months		Three months
	Periods ended October 31,
	2020	2019	2020	2019
Revenues
FEI-NY	77.9%	77.6%	79.7%	85.7%
FEI-Zyfer	27.3	26.3	24.5	22.0
Less intersegment revenues	(5.2)	(3.9)	(4.2)	(7.7)
	100.0	100.0	100.0	100.0
Cost of revenues	65.1	87.2	62.0	113.0
Gross margin	34.9	12.8	38.0	(13.0)
Selling and administrative expenses	27.3	21.9	29.5	25.2
Research and development expenses	8.1	17.3	7.0	16.0
Operating (loss) income	(0.5)	(26.4)	1.5	(54.2)
Other income (loss), net	0.8	1.1	0.9	0.3
Provision (benefit) for income taxes	0.1	0.1	0.1	0.1
Net income (loss)	0.4%	(25.2)%	2.5%	(54.0)%

Revenues

	Six months				Three months
	Periods ended October 31,
Segment	2020	2019	Change		2020	2019	Change
FEI-NY	$20,996	$16,794	$4,202	25.0%	$11,156	$7,784	$3,372	43.3%
FEI-Zyfer	7,353	5,701	1,652	29.0	3,430	2,000	1,430	71.5
Intersegment revenues	(1,409)	(854)	(555)	65.0	(596)	(697)	101	(14.5)
	$26,940	$21,641	$5,299	24.5%	$13,990	$9,087	$4,903	54.0%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the six months, ended October 31, 2020 revenues from commercial and U.S. Government satellite programs increased approximately $4.8 million, as compared to the same period of fiscal year 2020, and accounted for approximately 53% of consolidated revenues compared to approximately 44% of consolidated revenues during this same period in fiscal year 2020. The change in revenue is related to timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $1.9 million as compared to the same period of fiscal year 2020, and accounted for approximately 40% of consolidated revenues compared to approximately 42% of consolidated revenues during this same period in fiscal year 2020. Other commercial and industrial revenues for the six months ended October 31, 2020 were $1.9 million and represented approximately 7% of consolidated revenues compared to $3.2 million, or 14% of consolidated revenues, in the same period of the prior fiscal year.

For the three months ended October 31, 2020 revenues from commercial and U.S. Government satellite programs increased approximately $2.0 million, as compared to the same period of fiscal year 2020, and accounted for approximately 54% of consolidated revenues compared to approximately 61% of consolidated revenues during this same period in fiscal year 2020. The change in revenue is related to timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $3.3 million as compared to the same period of fiscal year 2020, and accounted for approximately 39% of consolidated revenues compared to approximately 25% of consolidated revenues during this same period in fiscal year 2020. Other commercial and industrial revenues for the three months ended October 31, 2020 were $0.9 million and represented approximately 6% of consolidated revenues compared to $1.3 million, or 14% of consolidated revenues, in the same period of the prior fiscal year.

Gross Margin (loss)

	Six months				Three months
	Periods ended October 31,
	2020	2019	Change		2020	2019	Change
	$9,410	$2,771	$6,639	NM	$5,322	$(1,182)	$6,504	NM
GM Rate	34.9%	12.8%			38.0%	(13.0)%

For the six and three-month periods ended October 31, 2020, gross margin and GM Rate increased significantly as compared to the same periods in fiscal year 2020. The increase in gross margin and GM Rate was due to several programs identified in prior periods that had higher engineering costs incurred that were in the development phase that have since been completed or are near completion.

Selling and Administrative Expenses

Six months				Three months
Periods ended October 31,
2020	2019	Change		2020	2019	Change
$7,352	$4,743	$2,609	55.0%	$4,124	$2,290	$1,834	80.1%

For the six months ended October 31, 2020 and 2019, selling and administrative (“SG&A”) expenses were approximately 27% and 22%, respectively, of consolidated revenues.  For the three months ended October 31, 2020 and 2019, SG&A expenses were approximately 30% and 25%, respectively, of consolidated revenues.  The increase in SG&A expenses is mainly due to increase in professional fees (relating to litigation for which we expect insurance reimbursement for a portion of the legal fees) of $1.3M and $1.6M for the three and six month periods, respectively, and additional insurance costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Research and Development Expense

Six months				Three months
Periods ended October 31,
2020	2019	Change		2020	2019	Change
$2,177	$3,731	$(1,554)	(41.7)%	$979	$1,450	$(471)	(32.5)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the six-month period ended October 31, 2020 was 8% of sales compared to 17% of sales for the same period of the previous fiscal year.  The R&D rate for the three-month period ended October 31, 2020 was 7% of sales compared to 16% of sales for the same period of the previous fiscal year. The Company’s R&D expense decreased year over year as previous R&D efforts have ended and turned into production; however, the Company plans to continue to invest in R&D to keep its products at the state of the art.

Operating Profit (Loss)

Six months				Three months
Periods ended October 31,
2020	2019	Change		2020	2019	Change
$(119)	$(5,703)	$5,584	(97.9)%	$219	$(4,922)	$5,141	NM

The Company’s results for the six and three-month periods ended October 31, 2020 reflect improvements in revenues, gross margin and GM rate. The Company is pleased with this trend. As referenced above by the percentages for the six and three-month periods ended October 31, 2020, operating profit (loss) has made a significant improvement from the same period of the prior fiscal year. Based upon our bookings and backlog we are expecting the improving trend to continue.

Other Income (Expense), net

	Six months				Three months
	Periods ended October 31,
	2020	2019	Change		2020	2019	Change
Investment income	$157	$224	$(67)	(29.9)%	$50	$45	$5	11.1%
Interest expense	(75)	(50)	(25)	50.0%	(36)	(25)	(11)	44.0%
Other income (expense), net	129	58	71	NM	113	2	111	NM
	$211	$232	$(21)	(9.1)%	$127	$22	$105	NM

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the six-month period ended October 31, 2020 investment income includes a $105,000 dividend from Morion, compared to a $125,000 dividend from Morion in the same period in fiscal 2020.

Income Tax Provision

Six months				Three months
Periods ended October 31,
2020	2019	Change		2020	2019	Change
$25	$29	$(4)	(13.8)%	$17	$9	$8	88.9%

	Six months		Three months
	Periods ended October 31,
	2020	2019	2020	2019
Effective tax rate on pre-tax book income (loss):	27.2%	(0.5)%	4.9%	(0.2)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The estimated annual effective tax rate for the fiscal year ending April 30, 2021 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the six months ended October 31, 2020, the Company recorded a discrete income tax provision of $25,000, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the six months ended October 31, 2019, the Company recorded a discrete income tax provision of $28,900, which primarily consisted of an accrual of interest for unrecognized tax benefits.

For the three months ended October 31, 2020, the Company recorded an income tax provision of $17,000, which included a discrete income tax provision of $9,000 primarily related to an accrual of interest for unrecognized tax benefits. For the three months ended October 31, 2019, the Company recorded a discrete income tax provision of $9,000, which primarily consisted of an accrual of interest for unrecognized tax benefits.

The effective tax rate for the six months ended October 31, 2020 is an income tax provision of 27.2% on pretax income of $92,000 compared to an income tax provision of (0.5)% on a pretax loss of $5,471,000 in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2020 differs from the U.S. statutory rate of 21% primarily due to state taxes, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the three months ended October 31, 2020 is an income tax provision of 4.9% on pretax income of $346,000 compared to an income tax provision of (0.2)% on a pretax loss of $4,900,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2020 differs from the U.S. statutory rate of 21% primarily due to state taxes, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of $39.7 million at October 31, 2020 and $38.3 million at April 30, 2020.  Included in working capital at October 31, 2020 and April 30 2020 is $13.6 million and $14.4 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at October 31, 2020 was 4.5 to 1 compared to 3.9 to 1 as of April 30, 2020.

Net cash provided by operating activities for the six months ended October 31, 2020 was $1.9 million compared to $180,000 in the comparable prior fiscal 2020 period.  The increase cash flow in the fiscal 2021 period resulted mainly due to the net income in the current fiscal year period as compared to a net loss in the prior fiscal year, as well as an increase in accounts receivable balances offset by a decrease in inventory amounts.  For the six-month periods ended October 31, 2020 and 2019, the Company incurred approximately $2.6 million and $3.9 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2020 was $200,000 compared to $1.3 million for the six months ended October 31, 2019. During the six months ended October 31, 2020 approximately $900,000 of marketable securities were purchased compared to $2.5 million for the same period of fiscal 2020. The Company acquired property, plant and equipment in the amount of approximately $800,000 for the six-month period ended October 31, 2020 compared to $1.3 million for the six-month period ended October 31, 2019. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

Net cash used in financing activities for the six months ended October 31, 2020 was approximately $2.0 million related to the repayment of the PPP Loan and the amounts borrowed against the Company’s line of credit with UBS Bank USA. There was no cash used in financing activities for the six months ended October 31, 2019.

The Company has been authorized by its Board to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of October 31, 2020, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the six months ended October 31, 2020 and 2019 there were no repurchases of shares.

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

As of October 31, 2020, the Company’s consolidated funded backlog was approximately $42 million compared to $36 million at April 30, 2020, the end of fiscal 2020.  Approximately 79% of this backlog is expected to be realized in the next twelve months.  As of October 31, 2020, there are no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 11, 2021 and the foreseeable future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2020, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch seeks compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008, and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch had originally also sought a declaratory judgment and claims for damage to his reputation and a derivative claim on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch removed those claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020, which the Company and the Director Defendants opposed on July 10, 2020. Mr. Bloch’s motion seeks an order that the Company is liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. On September 23, 2020, the Court denied Mr. Bloch’s motion for summary judgment. It also granted the Company and the Director Defendants’ motion for summary judgment as to all claims, except for one claim for breach of contract against the Company. On October 23, 2020, the Company filed a brief with the Appellate Division, Second Department, seeking a reversal of the lower court’s order to the extent that it denied the Company’s summary judgment motion on the breach of contract claim. Mr. Bloch filed its responsive brief on November 20, 2020. The appeal is currently pending. The Company believes that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s single surviving claim is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, which could result from an unfavorable outcome arising out of these matters.

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

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties. At this time, the Company does not have sufficient information to determine the likelihood of success of this petition.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the Company’s motion on July 2, 2020. The motion is currently pending. On September 11, 2020, the Court granted Respondents’ application for an interim stay of the arbitration pending the Court’s determination of the Company’s petition for a stay of arbitration (described above), Mr. Bloch’s petition for the appointment of an arbitrator, and other outstanding motions. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in this special proceeding. The likelihood of any outcome of this proceeding cannot be determined at this time.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: December 11, 2020	By: /s/ Steven L. Bernstein Steven L. Bernstein Chief Financial Officer, Secretary and Treasurer Signing on behalf of the registrant and as principal financial officer