Form 10-Q
period 2021-01-31
FREQUENCY ELECTRONICS INC
filed 2021-03-12
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 per share as of March 10, 2021 – 9,199,625

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	January 31,	April 30,
	2021	2020
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$7,255	$3,808
Marketable securities	10,480	10,570
Accounts receivable, net of allowance for doubtful accounts of $183 at January 31, 2021 and April 30, 2020	5,096	4,392
Costs and estimated earnings in excess of billings, net	287	6,953
Inventories, net	20,974	22,958
Prepaid income taxes	457	849
Prepaid expenses and other	1,791	1,705
Total current assets	46,340	51,235
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,895	11,267
Goodwill	617	617
Cash surrender value of life insurance	15,475	14,790
Other assets	2,114	2,503
Right-of-Use assets – operating leases	10,094	10,864
Total assets	$84,535	$91,276

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,181	$1,424
Accrued liabilities	4,020	3,982
Loss provision accrual	101	748
Operating lease liability	1,751	1,869
Current debt	-	4,965
Total current liabilities	7,053	12,988
Deferred compensation	14,484	14,258
Deferred taxes	8	8
Operating lease liability – non-current	8,656	9,444
Other liabilities	373	342
Total liabilities	30,574	37,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,194 shares issued and 9,193 shares outstanding at January 31, 2021; 9,164 shares issued and 9,121 shares outstanding at April 30, 2020	9,194	9,164
Additional paid-in capital	57,192	56,914
Accumulated deficit	(12,870)	(12,137)
Common stock reacquired and held in treasury - at cost (1 share at January 31, 2021 and 43 shares at April 30, 2020)	(6)	(195)
Accumulated other comprehensive income	451	490
Total stockholders’ equity	53,961	54,236
Total liabilities and stockholders’ equity	$84,535	$91,276

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations
Revenues	$11,672	$9,628	$38,612	$31,270
Cost of revenues	8,868	6,488	26,398	25,358
Gross margin	2,804	3,140	12,214	5,912
Selling and administrative expenses	2,454	3,619	9,805	8,362
Research and development expenses	1,289	1,082	3,466	4,813
Operating loss	(939)	(1,561)	(1,057)	(7,263)

Other income (expense):
Investment income	160	191	316	415
Interest expense	(9)	(25)	(84)	(75)
Other income (expense), net	-	(132)	129	(75)
Loss before provision for income taxes	(788)	(1,527)	(696)	(6,998)
Provision for income taxes	12	19	37	48
Net loss	$(800)	$(1,546)	$(733)	$(7,046)

Net loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.17)	$(0.08)	$(0.78)

Weighted average shares outstanding:
Basic and Diluted	9,185	9,104	9,165	9,059

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(800)	$(1,546)	$(733)	$(7,046)

Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(22)	50	(18)	258
Reclassification adjustment for realized gains included in net income, net of tax	(12)	2	(21)	1
Total unrealized (loss) gain on marketable securities, net of tax	(34)	52	(39)	259

Comprehensive loss	$(834)	$(1,494)	$(772)	$(6,787)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(733)	$(7,046)
Non-cash charges to earnings	3,411	5,955
Net changes in operating assets and liabilities	6,655	331
Net cash provided by (used in) operating activities	9,333	(760)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,998	3,037
Purchase of marketable securities	(1,948)	(4,049)
Purchase of fixed assets and other assets	(971)	(1,641)
Net cash used in investing activities	(921)	(2,653)

Net cash used in financing activities:
Repayment of PPP Loan	(4,965)	-
Proceeds from UBS line of credit	3,000	-
Repayment of UBS line of credit	(3,000)
Net cash used in financing activities	(4,965)	-

Net increase (decrease) in cash and cash equivalents	3,447	(3,413)

Cash and cash equivalents at beginning of period	3,808	3,683

Cash and cash equivalents at end of period	$7,255	$270

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$102	$75
Cash refunded during the period for:
Income Taxes	$511	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2021

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan			68		(14,926)	68		136
Stock-based compensation expense			54					54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(109)		(23,808)	109		-
Other comprehensive income, net of tax							171	171
Net loss				(262)				(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335
Contribution of stock to 401(k) plan	9,496	9	86					95
Stock-based compensation expense			73					73
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	2,654	3	(15)		(2,586)	12		(0)
Other comprehensive loss, net of tax							(176)	(176)
Net income				329				329
Balance at October 31, 2020	9,176,090	$9,176	$57,071	$(12,070)	1,376	$(6)	$485	$54,656
Contribution of stock to 401(k) plan	6,116	6	63					69
Stock-based compensation expense	4,200	4	65					69
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	7,363	8	(7)					1
Other comprehensive loss, net of tax							(34)	(34)
Net loss				(800)				(800)
Balance at January 31, 2021	9,193,769	$9,194	$57,192	$(12,870)	1,376	$(6)	$451	$53,961

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2020

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			74		(10,906)	50		124
Stock-based compensation expense			80					80
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(189)		(41,325)	189		-
Other comprehensive income, net of tax							134	134
Net loss				(591)				(591)
Balance at July 31, 2019	9,163,940	$9,164	$56,796	$(2,702)	131,430	$(602)	$180	$62,836
Contribution of stock to 401(k) plan			66		(8,703)	39		105
Stock-based compensation expense			64					64
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(268)		(58,387)	268		-
Other comprehensive income, net of tax							72	72
Net loss				(4,909)				(4,909)
Balance at October 31, 2019	9,163,940	$9,164	$56,658	$(7,611)	64,340	$(295)	$252	$58,168
Contribution of stock to 401(k) plan			34		(6,109)	28		62
Stock-based
compensation expense			80		(1,850)	9		89
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price
Other comprehensive income, net of tax							52	52
Net loss				(1,546)				(1,546)
Balance at January 31, 2020	9,163,940	$9,164	$56,772	$(9,157)	56,381	$(258)	$304	$56,825

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2021 and the results of its operations, changes in Stockholders’ Equity for the three and nine months ended January 31, 2021 and 2020, and cash flows for the nine months ended January 31, 2021 and 2020.  The April 30, 2020 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. For the three months ended January 31, 2021, the Company was impacted by employee absenteeism related to direct or indirect effects of the COVID pandemic and delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic, particularly in Zyfer’s operations as evidenced by the related decrease in sales and gross margin during the quarter. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the potential adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company faces various risks related to COVID-19 outbreak. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, the Company’s operations may be impacted. In this scenario, the Company may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.  The Company did experience some disruption due to the need to vacate certain areas of the facilities as some employees had been potentially exposed to COVID or following positive COVID test results to allow for cleaning and disinfecting. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak.  Such delays have had a minor impact on the Company’s production schedules to date, but vendor delivery performance is being closely monitored and alternate sources of supply are generally available if necessary.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted loss per share for the three and nine months ended January 31, 2021 and 2020, respectively, were as follows:

	Periods ended January 31,
	Three months		Nine months
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,185,235	9,104,228	9,164,714	9,059,251
Effect of Dilutive Securities	**	**	**	**
Diluted EPS Shares outstanding	9,185,235	9,104,228	9,164,713	9,059,251

**For the three and nine-month periods ended January 31, 2021 and 2020 dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three and nine months ended January 31, 2021 are 229,000 and 331,000 options, respectively. The effect of dilutive securities would have been 74,684 options and 59,154 options for the three- and nine-month periods ended January 31, 2021, respectively.

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2021 and April 30, 2020, costs and estimated earnings in excess of billings, net, consisted of the following:

	January 31, 2021	April 30, 2020
	(In thousands)
Costs and estimated earnings in excess of billings	$11,265	$10,460
Billings in excess of costs and estimated earnings	(10,978)	(3,507)
Net asset	$287	$6,953

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue earned.  Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected and revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the three and nine months ended January 31, 2021, revenue recognized under POC contracts was approximately $10.8 million and $35.6 million, respectively. During the three and nine months ended January 31, 2020, revenue recognized under POC contracts was approximately $8.5 million and $28.5 million, respectively. If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable. Contract losses of approximately $144,000 and $876,000 were recorded for the three and nine months ended January 31, 2021, respectively. Contract losses recognized for the three and nine months ended January 31, 2020 were approximately $290,000 and $2.4 million, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the nine-month period ended January 31, 2021, the Company made contributions of 30,538 shares of its common stock and common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Commencing in the second quarter of the current fiscal year the Company began issuing newly issued shares to satisfy contributions to the 401(k). Previously the Company issued treasury stock to satisfy these contributions.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	January 31, 2021	April 30, 2020
	(In thousands)
Raw Materials and Component Parts	$12,647	$15,470
Work in Progress	7,377	6,104
Finished Goods	950	1,384
	$20,974	$22,958

The amounts above are net of reserves of $7.2 million and $6.6 million as of January 31, 2021 and April 30, 2020, respectively.

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

Effective May 1, 2019, the Company adopted ASU 2016-02. The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets, related to ASU 2016-02 (in thousands):

	Classification	January 31, 2021	April 30, 2020
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$10,094	$10,864

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,751	1,869
Operating lease liabilities (long-term)	Lease liability, non-current	8,656	9,444
Total lease liabilities		$10,407	$11,313

Total operating lease expense was $500,000 and $1.5 million for the three and nine months ended January 31, 2021, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the unaudited condensed consolidated statements of operations. Total operating lease expense was approximately $504,000 and $1.5 million for the three and nine months, ended January 31, 2020, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited consolidated balance sheet as of January 31, 2021:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2021	$308
2022	1,952
2023	1,802
2024	1,834
2025	1,723
Thereafter	5,533
Total lease payments	13,152
Less imputed interest	(2,745)
Present value of future lease payments	10,407
Less current obligations under leases	(1,751)
Long-term lease obligations	8,656

As of January 31, 2021, the weighted-average remaining lease term for all operating leases was 7.6 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of January 31, 2021 was 6.17%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the fiscal year-end financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Three months		Nine months
	2021	2020	2021	2020
Revenues:
FEI-NY	$9,411	$7,234	$30,406	$24,029
FEI-Zyfer	2,481	2,787	9,833	8,487
less intersegment revenues	(220)	(393)	(1,627)	(1,246)
Consolidated revenues	$11,672	$9,628	$38,612	$31,270

Operating (loss) income:
FEI-NY	$(413)	$(1,493)	$(991)	$(6,967)
FEI-Zyfer	(456)	8	211	(36)
Corporate	(70)	(76)	(277)	(260)
Consolidated operating loss	$(939)	$(1,561)	$(1,057)	$(7,263)

	January 31, 2021	April 30, 2020
Identifiable assets:
FEI-NY	$35,319	$44,599
FEI-Zyfer	12,207	13,344
less intersegment balances	-	(8,586)
Corporate	37,009	41,919
Consolidated identifiable assets	$84,535	$91,276

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $35.6 million and $3.1 million, respectively, for the nine months ended January 31, 2021. The amounts recognized over time as POC and POT were approximately $28.5 million and $2.8 million, respectively, for the nine months ended January 31, 2020. The amounts by segment and product line were as follows:

	Three Months Ended January 31,
	2021			2020
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$8,990	$421	$9,411	$6,124	$1,110	$7,234
FEI-Zyfer	1,825	656	2,481	2,423	364	2,787
Intersegment	-	(220)	(220)	(5)	(388)	(393)
Revenue	$10,815	$857	$11,672	$8,542	$1,086	$9,628

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended January 31,
	2021			2020
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$27,997	$2,409	$30,406	$21,215	$2,814	$24,029
FEI-Zyfer	7,569	2,264	9,833	7,348	1,139	8,487
Intersegment	(10)	(1,617)	(1,627)	(81)	(1,165)	(1,246)
Revenue	$35,556	$3,056	$38,612	$28,482	$2,788	$31,270

	Periods ended January 31,
	(in thousands)
	Three months		Nine months
	2021	2020	2021	2020
Revenues by Product Line:
Satellite Revenue	$5,822	$5,272	$20,050	$14,704
Government Non-Space Revenue	5,469	3,165	16,324	12,680
Other Commercial & Industrial Revenue	381	1,191	2,238	3,886
Consolidated revenues	$11,672	$9,628	$38,612	$31,270

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended January 31, 2021 and 2020, the Company acquired product from Morion in the aggregate amount of approximately $199,000 and $332,000, respectively, included in cost of revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. During the nine months ended January 31, 2021 and 2020, the Company acquired product from Morion in the aggregate amount of approximately $467,000 and $712,000, respectively, and during the nine months ended January 31, 2020, the Company sold product and training services to Morion in the aggregate amount of approximately $49,000, included in revenues in the condensed consolidated statements of operations as part of the FEI-NY segment. The Company did not receive dividends from Morion during the three months ended January 31, 2021. During the three months ended January 31, 2020, the Company received a dividend from Morion in the amount of approximately 125,000, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment. During the nine months ended January 31, 2021 and 2020, the Company received dividends from Morion in the amount of approximately $105,000 and $250,000, respectively, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As previously disclosed, in light of Morion’s relationship with Gazprombank, in 2020, the Company evaluated, with the assistance of external legal counsel, certain sales to Morion and the timing of payments by Morion to the Company in connection with those sales to determine whether payments by Morion may have inadvertently constituted extensions of credit in violation of Directive 1 under Executive Order 13662.  The Company determined that certain payments by Morion – the majority of which occurred more than five years ago – were not timely.  Following the evaluation, on May 7, 2020, the Company voluntarily disclosed its findings to the Office of Foreign Assets Control (“OFAC”).  The Company’s voluntary disclosure to OFAC related solely to delays in collection of accounts receivable that exceeded then-applicable payment windows set forth in sanctions regulations and did not relate to any other type of payment or transaction.  On February 17, 2021, the Company received a Cautionary Letter from OFAC indicating that OFAC has completed its review of the matter. According to OFAC, the Cautionary Letter was issued instead of pursuing a civil monetary penalty or taking other enforcement action.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2021 and April 30, 2020, respectively, were as follows (in thousands):

	January 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,029	$492	$(41)	$10,480

	April 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,081	$495	$(6)	$10,570

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2021
Fixed Income Securities	$378	$(8)	$1,230	$(33)	$1,608	$(41)

April 30, 2020
Fixed Income Securities	$380	$(6)	$-	$-	$380	$(6)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and nine months ended January 31, 2021, the Company sold or redeemed available-for-sale securities of approximately $477,000 and $2.0 million, respectively, realizing gains of approximately $15,000 and $26,000, respectively.

Maturities of fixed income securities classified as available-for-sale at January 31, 2021 were as follows, at cost (in thousands):

Current	$3,343
Due after one year through five years	4,109
Due after five years	2,577
$10,029

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – CREDIT FACILITY

As of January 31, 2021, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement. On May 6, 2020 the Company borrowed $3 million under this arrangement and on January 4, 2021 this loan was repaid in full. On April 12, 2020, the Company received proceeds from a PPP Loan in the amount of $4,964,810 from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the SBA Paycheck Protection Program under the CARES Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of January 31, 2021, and April 30, 2020, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, the Court denied the Company’s petition for a stay of arbitration and ordered the parties to proceed to arbitration. On February 16, 2021, the Company filed a Notice of Appeal of that order. The Company intends to perfect its appeal in the coming months. At this time, the Company does not have sufficient information to determine the likelihood of success of this appeal.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed by the Company for an interim stay of arbitration. On February 16, 2021, the Company filed a Notice of Appeal of those orders. The Company intends to perfect its appeal in the coming months. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in the appeal process. The likelihood of any outcome of this appeal cannot be determined at this time.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed on July 29, 2020 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the nine and three months ended January 31, 2021.

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

Marketable Securities

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at January 31, 2021 and April 30, 2020.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

The Company’s priority during the COVID-19 outbreak has been to protect the health and safety of its employees while remaining operational. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities. The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering facilities; mandating handwashing and use of hand sanitizer; requiring social distancing and, requiring face coverings; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities.

As of March 15, 2021, the Company was aware of fourteen employees that have had confirmed cases of COVID-19 since the COVID-19 outbreak began, with one fatality. Additional employees have been absent or self-quarantined due to possible COVID exposure, although not having tested positive. Since the COVID-19 outbreak began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting) following employees either testing positive for COVID or because they had been exposed or possibly exposed to third parties who were positive. Certain of the Company’s vendors have been unable to deliver materials on time due to the COVID-19 outbreak. Such delays have negatively impacted the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the future effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

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

RESULTS OF OPERATIONS

The table below sets forth for the three and nine months ended January 31, 2021 and 2020, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Nine months
	Periods ended January 31,
	2021	2020	2021	2020
Revenues
FEI-NY	80.6%	75.1%	78.7%	76.8%
FEI-Zyfer	21.3	28.9	25.5	27.1
Less intersegment revenues	(1.9)	(4.0)	(4.2)	(3.9)
	100.0	100.0	100.0	100.0
Cost of revenues	76.0	67.4	68.4	81.1
Gross margin	24.0	32.6	31.6	18.9
Selling and administrative expenses	21.0	37.6	25.3	26.7
Research and development expenses	11.0	11.2	9.0	15.4
Operating loss	(8.0)	(16.2)	(2.7)	(23.2)
Other income (loss), net	1.3	0.4	0.9	0.9
Provision for income taxes	0.1	0.3	0.1	0.2
Net loss	(6.8%)	(16.1%)	(1.9%)	(22.5%)

Revenues

	Three months				Nine months
	Periods ended January 31,
Segment	2021	2020	Change		2021	2020	Change
FEI-NY	$9,411	$7,234	$2,177	30.1%	$30,406	$24,029	$6,377	26.5%
FEI-Zyfer	2,481	2,787	(306)	(11.0)	9,833	8,487	1,346	15.9
Intersegment revenues	(220)	(393)	173	(44.0)	(1,627)	(1,246)	(381)	30.6
	$11,672	$9,628	$2,044	21.2%	$38,612	$31,270	$7,342	23.5%

For the three months ended January 31, 2021 revenues from commercial and U.S. Government satellite programs increased approximately $0.5 million, as compared to the same period of fiscal year 2020, and accounted for approximately 50% of consolidated revenues compared to approximately 55% of consolidated revenues during this same period in fiscal year 2020. The change in revenue is related to timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $2.3 million as compared to the same period of fiscal year 2020, and accounted for approximately 47% of consolidated revenues compared to approximately 33% of consolidated revenues during this same period in fiscal year 2020. Other commercial and industrial revenues for the three months ended January 31, 2021 were $0.4 million and represented approximately 3% of consolidated revenues compared to $1.2 million, or 12% of consolidated revenues, in the same period of the prior fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the nine months ended January 31, 2021 revenues from commercial and U.S. Government satellite programs increased approximately $5.3 million, as compared to the same period of fiscal year 2020, and accounted for approximately 52% of consolidated revenues compared to approximately 47% of consolidated revenues during this same period in fiscal year 2020. The change in revenue is related to timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, increased $3.6 million as compared to the same period of fiscal year 2020, and accounted for approximately 42% of consolidated revenues compared to approximately 41% of consolidated revenues during this same period in fiscal year 2020. Other commercial and industrial revenues for the nine months ended January 31, 2021 were $2.2 million and represented approximately 6% of consolidated revenues compared to $3.9 million, or 12% of consolidated revenues, in the same period of the prior fiscal year.

Gross Margin

	Three months				Nine months
	Periods ended January 31,
	2021	2020	Change		2021	2020	Change
	$2,804	$3,140	$(336)	(10.7%)	$12,214	$5,912	$6,302	NM
GM Rate	24.0%	32.6%			31.6%	18.9%

The GM rate for the three-month period ended January 31, 2021, was impacted by engineering cost increases on programs in the development phase and correction of technical issues discovered during testing, as well as COVID related delays in production that impacted revenue, particularly in our Zyfer segment. The December holiday season also affected revenue during the three-month period ended January 31, 2021. For the nine-month period ended January 31, 2021, gross margin and GM Rate increased significantly as compared to the same periods in fiscal year 2020. The increase in gross margin and GM Rate was due to several programs identified in prior periods that had higher engineering costs incurred that were in the development phase that have since been completed or are near completion.

Selling and Administrative Expenses

Three months				Nine months
Periods ended January 31,
2021	2020	Change		2021	2020	Change
$2,454	$3,619	$(1,165)	(32.2%)	$9,805	$8,362	$1,443	17.3%

For the three months ended January 31, 2021 and 2020, selling and administrative (“SG&A”) expenses were approximately 21% and 38%, respectively, of consolidated revenues.  For the nine months ended January 31, 2021 and 2020, SG&A expenses were approximately 25% and 27%, respectively, of consolidated revenues.  The decrease in SG&A expenses for the three-month period ended January 31, 2021 was mainly due to decreased professional fees, depreciation expense and other expenses. For the nine-month period ended January 31, 2021, the increase in SG&A expenses was mainly due to increase in professional fees (relating to litigation for which the Company has received insurance reimbursement for a portion of such legal fees).

Research and Development Expense

Three months				Nine months
Periods ended January 31,
2021	2020	Change		2021	2020	Change
$1,289	$1,082	$207	19.1%	$3,466	$4,813	$(1,347)	(28.0%)

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.   The R&D rate for the three-month period ended January 31, 2021 and 2020 was 11% of sales. The R&D rate for the nine-month period ended January 31, 2021 was 9% of sales, compared to 15% of sales for the same period of the previous fiscal year.  The Company’s R&D expense decreased year over year as previous R&D efforts have ended and turned into production; however, the Company plans to continue to invest in R&D to keep its products at the state of the art.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Loss

Three months				Nine months
Periods ended January 31,
2021	2020	Change		2021	2020	Change
$(939)	$(1,561)	$622	(39.8%)	$(1,057)	$(7,263)	$6,206	(85.4)

The Company’s results for the three and nine-month periods ended January 31, 2021 reflect improvements in revenues, gross margin and GM rate. As referenced above by the percentages for the three and nine-month periods ended January 31, 2021, operating loss has made a significant improvement from the same period of the prior fiscal year. Based upon our bookings and backlog we are expecting the improving trend to continue. Operating loss for the quarter reflects the confluence of several factors. COVID related delays in expected bookings was significant and resulted from both delays in the award of anticipated orders by several customers, as well as employee absenteeism related to either direct or indirect effects of COVID. Certain technical issues resulted in increased engineering costs in the three-months period ended January 31, 2021, as well.

Other Income (Expense), net

	Three months				Nine months
	Periods ended January 31,
	2021	2020	Change		2021	2020	Change
Investment income	$160	$191	$(31)	(16.2%)	$316	$415	$(99)	(23.9%)
Interest expense	(9)	(25)	16	(64.0%)	(84)	(75)	(9)	12.0%
Other income (expense), net	-	(132)	132	NM	129	(75)	204	NM
	$151	$34	$117	344.1%	$361	$265	$96	36.2%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the nine-month period ended January 31, 2021 investment income included a $105,000 dividend from Morion, compared to a $250,000 dividend from Morion in the same period in fiscal 2020.

Income Tax Provision

Three months				Nine months
Periods ended January 31,
2021	2020	Change		2021	2020	Change
$12	$19	$(7)	(36.8%)	$37	$48	$(11)	(22.9%)

	Three months		Nine months
	Periods ended January 31,
	2021	2020	2021	2020
Effective tax rate on pre-tax book income (loss):	(1.5%)	(1.3%)	(5.4%)	(0.7%)

The estimated annual effective tax rate for the fiscal year ending April 30, 2021 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended January 31, 2021, the Company recorded an income tax provision of $12,000, which included a discrete income tax provision of $12,000 primarily related to an accrual of interest for unrecognized tax benefits. For the three months ended January 31, 2020, the Company also recorded a discrete income tax provision of $19,000, which primarily consisted of an accrual of interest for unrecognized tax benefits.

For the nine months ended January 31, 2021, the Company recorded a discrete income tax provision of $37,000, which primarily consisted of an accrual of interest for unrecognized tax benefits. For the nine months ended January 31, 2020, the Company also recorded a discrete income tax provision of $48,000, which primarily consisted of an accrual of interest for unrecognized tax benefits.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The effective tax rate for the three months ended January 31, 2021 is an income tax provision of (1.5)% on pretax loss of $788,000 compared to an income tax provision of (1.3) % on a pretax loss of $1,527,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended January 31, 2021 differs from the U.S. statutory rate of 21% primarily due to state taxes, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the nine months ended January 31, 2021 is an income tax provision of (5.4)% on pretax loss of $696,000 compared to an income tax provision of (0.7)% on a pretax loss of $6,998,000 in the comparable prior fiscal year period. The effective tax rate for the nine months ended January 31, 2021 differs from the U.S. statutory rate of 21% primarily due to state taxes, a discrete income tax provision related to the accrual of interest for unrecognized tax benefits, and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of $39.3 million at January 31, 2021 and $38.3 million at April 30, 2020.  Included in working capital at January 31, 2021 and April 30, 2020 is $17.7 million and $14.4 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at January 31, 2021 was 6.6 to 1 compared to 3.9 to 1 as of April 30, 2020.

Net cash provided by operating activities for the nine months ended January 31, 2021 was $9.3 million compared to net cash used in operating activities of $760,000 in the comparable prior fiscal 2020 period.  The increase cash flow in the fiscal 2021 period resulted mainly due to a decrease in net loss, accounts receivable, and inventory amounts.  For the nine-month periods ended January 31, 2021 and 2020, the Company incurred approximately $3.4 million and $6.0 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the nine months ended January 31, 2021 was $921,000 compared to $2.7 million for the nine months ended January 31, 2020. During the nine months ended January 31, 2021 marketable securities were sold or redeemed in the amount of $2.0 million compared to $3.0 million for the same period of fiscal 2020. During the nine months ended January 31, 2021 approximately $1.9 million of marketable securities were purchased compared to $4.1 million for the same period of fiscal 2020. The Company acquired property, plant and equipment in the amount of approximately $971,000 for the nine-month period ended January 31, 2021 compared to $1.6 million for the nine-month period ended January 31, 2020. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

Net cash used in financing activities for the nine months ended January 31, 2021 was approximately $5.0 million related to the repayment of the PPP Loan. There was no cash used in financing activities for the nine months ended January 31, 2020.

The Company has been authorized by its Board to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of January 31, 2021, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the nine months ended January 31, 2021 and 2020 there were no repurchases of shares.

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

As of January 31, 2021, the Company’s consolidated funded backlog was approximately $41 million compared to $36 million at April 30, 2020, the end of fiscal 2020.  Approximately 80% of this backlog is expected to be realized in the next twelve months.  As of January 31, 2021, there are no amounts included in backlog under cost-plus fixed-fee (“CPFF”) contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 12, 2022 and the foreseeable future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, the Company filed a Notice of Appeal of that order. The Company intends to perfect its appeal in the coming months. At this time, the Company does not have sufficient information to determine the likelihood of success of this appeal.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the Company’s motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed the Company for an interim stay of arbitration. On February 16, 2021, the Company filed a Notice of Appeal of those orders. The Company intends to perfect its appeal in the coming months. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in the appeal process. The likelihood of any outcome of this appeal cannot be determined at this time.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC. (Registrant)

Date: March 12, 2021	By:	/s/ Steven L. Bernstein
Steven L. Bernstein Chief Financial Officer, Secretary and Treasurer Signing on behalf of the registrant and as principal financial officer