Form 10-K
period 2021-04-30
FREQUENCY ELECTRONICS INC
filed 2021-06-30
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2020 – $58,700,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of June 25, 2021 – 9,224,892

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 6, 2021.

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

MARKETS

The Company’s principal end markets are time and frequency generation and distribution systems for use in satellite payloads and terrestrial secure command control and communications systems.

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems.   These products are applicable for both commercial and U.S. Government end-use.  Currently, there are approximately 3,400 satellites with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits. The U.S. government operates approximately 1,900 of these.  The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases.  Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

For the terrestrial secure command control and communications systems market, the Company’s products support multiple C4ISR and EW applications for the U.S. Government on land, sea and air-borne platforms.  Recently identified threats to the communication capabilities of U.S. Government facilities through jamming or “spoofing” global positioning systems (“GPS”) signals may be mitigated by the Company’s technologies.  In addition, similar types of threats to the public and enterprise networks have been identified by the U.S. Department of Homeland Security.  The Company’s high precision, ruggedized clocks combined with specialized software are essential for certain secure communication systems.

To address these markets, the Company has several corporate entities which operate under two reportable segments primarily based on the geographic locations of its subsidiaries. The two reportable segments are (1) FEI-NY, which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and FEI-Elcom Tech, Inc. (“FEI-Elcom”) and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).

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

FEI-Elcom designs and manufactures Radio Frequency (“RF”) microwave modules, devices and subsystems up to 60 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.  These instruments and components are mission critical for multiple applications in the EW market, SATCOM communication, surveillance, signal intelligence (COMINT, MASINT and ELINT), threat simulation, electronic attack (“EA”) and electronic prevention (“EP”) systems.  FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market. The Company began consolidating FEI-Elcom’s manufacturing capabilities into its FEI-NY operations in 2000, in an effort to reduce costs and improve margin. These efforts continue.

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

During fiscal years 2021 and 2020, approximately 78% and 77%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment.  In fiscal years 2021 and 2020, sales for the FEI-Zyfer segment were 26% of consolidated revenues.  (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and China.  During fiscal years 2021 and 2020, foreign sales comprised 3% and 4%, respectively, of consolidated revenues.  For segment information, see Note 13 to the Consolidated Financial Statements.

FEI-NY Segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication systems and imbedded in mobile platforms operated by the U.S. military.  The Company has made a substantial investment in research and development (“R&D”) to apply its core technologies to satellite payloads, non-space DOD programs and commercial and industrial markets.  Revenues from satellite payloads, both for commercial and U.S. Government applications, have become the Company’s largest business area while the portion of network infrastructure sales has declined relatively.  The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for mobile U.S. military platforms.

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

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth.  The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or will participate - programs which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (PNT) needs. It is likely that the DOD will move to adopt smaller and less expensive satellites for LEO applications, necessitating adaptation of the Company’s products or development of new products to better suit this type of satellite architecture.  The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle.  The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- Non-space

In addition to space-based programs, the Company’s proprietary products have been used in airborne and ground-based guidance, navigation, communications, radar, sonar and electronic countermeasures and timing systems.  The Company has developed and patented a low acceleration-sensitive technology which offers an approximate 100 times improvement in performance under shock, vibration and other environmental effects as compared to devices not so designed.  Products are built in accordance with DOD standards and are in use on many of the U.S. Government’s important military applications.  The Company anticipates that adequate funds will be provided by the U.S. Government to ensure that these programs are sustained.

FEI-Elcom addresses RF microwave modules and subsystems up to 60 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.  These instruments and components are mission critical for many applications in the EW market, including SATCOM communication, surveillance, intelligence collection (SIGINT, COMINT, MASINT, and ELINT) and threat simulation systems.

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

As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities.  It is the belief of management that the future success of the mission of the U.S. military and intelligence community is dependent on successful and timely deployment of these systems.  Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed.  However, the Company’s experience indicates that programs and/or product sales can be delayed or canceled due to variations associated with periodic U.S. Government appropriations cycles and shifting priorities.

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

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations (“FAR”) provisions.  In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the year ended April 30, 2021.

FEI-Zyfer Segment:

FEI-Zyfer designs, develops and manufactures products which provide Precision Navigation and Timing (PNT), primarily incorporating Global Navigation Satellite System(s) technology.  FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals for GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations.  FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR).  Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products.  High precision, ruggedized clocks combined with specialized software are essential for the security of government communication and systems. More than 91% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2021, the Company’s consolidated backlog amounted to approximately $40 million compared to approximately $36 million at the end of the prior fiscal year.  Approximately 81% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2022. As of April 30, 2021, there were no amounts included in backlog under cost-plus fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed.  On fixed price contracts, the Company excludes any unfunded portion.  The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time.  The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control.  Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia.  Sales to non-U.S. end-users totaled approximately 3% and 4% of net revenues in fiscal years 2021 and 2020, respectively.

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2021 and 2020, approximately 91% and 83%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2021, Northrop Grumman Company (“Northrop Grumman”) and Lockheed Martin Corporation (“Lockheed Martin”) each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2020, Lockheed Martin, Northrop Grumman, BAE Systems and L3Harris Technologies, Inc. each accounted for more than 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business.  The Company believes its relationship with these companies is mutually satisfactory. Additionally, the Company is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products.  The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases.  The Company has found its suppliers generally reliable and price-competitive.

RESEARCH AND DEVELOPMENT

The Company’s technological leadership continues to be an essential factor as it pursues future growth in revenues and earnings.  The Company has focused its internal R&D efforts on improving the core physics and electronic performance in its time and frequency products, conducting research to develop new time and frequency technologies and capabilities, improving product manufacturability by seeking to reduce its production costs through product redesign and process improvements and other measures to take advantage of lower cost components.

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems.  During fiscal years 2021 and 2020, the Company expended $4.7 million and $5.1 million of its own funds, respectively, on such R&D activity.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. During fiscal years 2021 and 2020, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs.  For fiscal year 2022, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal 2021.

PATENTS AND LICENSES

The Company believes that its business is generally not dependent on patent or license protection.  Rather, it is primarily dependent upon the Company’s technical competence, the quality of its products and its prompt and responsible contract performance.  However, employees working for the Company assign all rights to inventions to the Company, and the Company presently holds such patents and licenses.  In certain limited circumstances, the U.S. Government may use or permit the use by the Company’s competitors of certain patents or licenses the government has funded.  During fiscal year 2003, the Company received a broad and significant patent for proprietary quartz oscillator technology which the Company has incorporated into its legacy designs, and which it will incorporate into future designs, to exploit in both legacy and new applications.  In 2006, the Company obtained a basic patent for its low g-sensitivity technology which management believes will permit greatly enhanced performance of devices on moving platforms and under externally imposed shock or vibration. The Company’s current patents run through 2026.

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

EMPLOYEES

Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity and business development. The Company develops its workforce using a fair recruiting process to select talented individuals that include competitive compensation and benefits.

The Company currently employs approximately 240 employees worldwide.  No employees are represented by labor unions. Relationships with employees are favorable as reflected in high retention rates and increasing average length of service. Due to low turnover of employees, the average age of the workforce is increasing with time. Depending on growth in total employment and the average age of newly hired employees, replacement of key technical staff may be an issue in the future due to increased retirement.

Employee health and safety is a top priority. The Company has provided all employees with detailed health and safety literature on COVID-19 and had implemented work from home policies at all locations for a period of time at the beginning of the pandemic for positions that were conducive to work from home in order to minimalize the manufacturing staff that remained in the buildings. The Company has since reverted to almost normal operations.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Stanton D. Sloane	-	President and Chief Executive Officer

Oleandro Mancini	-	Senior Vice President, Business Development

Steven Strang	-	President, FEI-Zyfer

Thomas McClelland	-	Senior Vice President and Chief Scientist

Adrian Lalicata	-	Vice President, RF & Microwave Systems

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Stanton D. Sloane, age 70, has served as a Director of the Company since August 2016. On May 1, 2018, Dr. Sloane was named President and Chief Executive Officer of the Company. Prior to being named President and Chief Executive Officer, Dr. Sloane had served as the Chief Operating Officer of the Company since September 2017. Dr. Sloane was President and Chief Executive Officer of Comtech Telecommunications Corp. (Nasdaq: CMTL) from January 2015 until September 2016 and a director of Comtech from January 2012 until September 2016. Prior to joining Comtech, Dr. Sloane was President and Chief Executive Officer and a Director of Decision Sciences International Corporation, a privately-held advanced security and detection systems company, from August 2011 through January 2015. Prior to that, he served as President and Chief Executive Officer and a Director of SRA International, Inc. (“SRA”), an information solutions company. He served as President and Chief Executive Officer of SRA from April 2007 through July 2011, during which time he helped lead the sale of SRA to a private equity firm. Prior to joining SRA, he was Executive Vice President of Lockheed Martin's Integrated Systems & Solutions from June 2004 until April 2007. He began his business career with General Electric Aerospace in 1984 and progressed through engineering, program management, and business development assignments in a variety of General Electric Aerospace and subsequently Lockheed Martin businesses. He also served as an officer in the U.S. Navy from 1976 until 1981. Dr. Sloane holds a bachelor's degree in Professional Studies (Aeronautics) from Barry University, a master's degree in Human Resources Management from Pepperdine University, and a Doctor of Management degree from the Weatherhead Business School at Case Western Reserve University.

Oleandro Mancini, age 72, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010.  Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company.  From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven Strang, age 57, was named President of FEI-Zyfer, Inc., effective May 1, 2005.  Previously, Mr. Strang was Executive Vice President of this subsidiary and its predecessor companies where he has served for 21 years in various technical and management positions.

Thomas McClelland, age 66, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999.  In fiscal year 2011, Mr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company. In January 2020 Mr. McClelland’s title was modified to Senior Vice President and Chief Scientist.

Adrian Lalicata, age 74, joined the Company in 2006 as Vice President, RF & Microwave Systems.  Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company.  Mr. Lalicata has also served as Director of Engineering at Microphase Corp. and Adcomm, Inc.  He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 56, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. Effective January 1, 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer.  Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The Company operates out of several facilities located around the world.  Each facility is used for manufacturing its products and for administrative activities.  The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Mitchel Field, NY	93,000	Lease
Garden Grove, CA	27,850	Lease
Northvale, NJ	9,982	Lease

The Company’s facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County.  In January 1998, the Company sold this building and the related land lease to Reckson Associates Realty Corp. (“Reckson”), leasing back the space that it presently occupies.

The Company leases its manufacturing and office space from RA 55 CLB LLC (as successor-in-interest to Reckson). The lease expires on September 30, 2029. Pursuant to the lease agreement, the Company pays a gradually increasing annual rent of $1,046,810 in 2019 to $1,276,056 in 2029. The Company believes the leased space is adequate to meet the Company’s domestic operational needs which encompass the principal operations of the FEI-NY segment and also serves as the Company’s corporate headquarters.

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer.  The facility consists of a combination office and manufacturing space.  The Company has signed a second amendment to the lease, which extended the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000. The Company believes the leased space is adequate to meet FEI-Zyfer’s operational needs.

FEI-Elcom entered into a new lease agreement on December 16, 2020 regarding its Northvale, New Jersey facility. The facility consists of a combination office and manufacturing space.  The Company has signed a second amendment to the lease, which extended the lease an additional 12 months beginning February 1, 2021 and expiring January 31, 2022. The lease, as amended, requires monthly payments of $10,806. The Company believes the leased space is adequate to meet FEI-Elcom’s operational needs.

Item 3.  Legal Proceedings

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch sought compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008 and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch originally also sought a declaratory judgment and asserted claims for defamation and a derivative claim, purportedly on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch withdrew these claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020. Mr. Bloch’s motion sought an order that the Company was liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. On September 23, 2020, the Court denied Mr. Bloch’s motion for summary judgment. It also granted the Company and the Director Defendants’ motion for summary judgment as to all claims, except for one claim for breach of contract against the Company. On October 23, 2020, the Company filed a brief with the Appellate Division, Second Department, seeking a reversal of the lower court’s order to the extent that it denied the Company’s summary judgment motion on the breach of contract claim. Mr. Bloch filed its responsive brief on November 20, 2020. The appeal is currently pending. The Company believes that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s single surviving claim is entirely without merit.  The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

In addition, Mr. Bloch has initiated two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration purports to be brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statement of Claim in one arbitration on May 4, 2020, and in the other arbitration on May 6, 2020. In each proceeding, Mr. Bloch claims that defendants violated ERISA rules by denying him deferred compensation benefits. He seeks an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, the Court denied the Company’s petition for a stay of arbitration and ordered the parties to proceed to arbitration. The Company appealed the court’s denial of its petition to stay arbitration on May 7, 2021. The appeal is currently pending. At this time, the Company does not have sufficient information to determine the likelihood of success of this appeal.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch initiated. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed by the Company for an interim stay of arbitration. On May 11, 2021, Respondents appealed the Court’s decision granting Mr. Bloch’s petition for the appointment of an arbitrator and denying Respondents’ motion to dismiss that petition. The appeal is currently pending. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in the appeal. The likelihood of any outcome of this appeal cannot be determined at this time.

The arbitration panel in the arbitrations initiated by Mr. Bloch was constituted in March 2021. The same panel serves in both arbitrations. On May 6, 2021, Respondents submitted a motion to dismiss the arbitrations on the grounds that Mr. Bloch’s claims are not arbitrable. The motion is fully briefed. The Panel heard oral argument on the motion on June 22, 2021, but has not yet ruled on it. Respondents dispute Mr. Bloch’s claims and intend to defend the arbitrations vigorously. The likelihood of any outcome of these arbitration proceedings cannot be determined at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of June 23, 2021, the approximate number of holders of record of common stock was 460.

DIVIDEND POLICY

No dividends were declared or paid during fiscal years 2021 and 2020. The Company currently intends to retain any future earnings for use in the business. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock.  This program does not have an expiration date.  Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders.  The timing and volume of repurchases will vary depending on market conditions and other factors.  Purchases may be commenced or suspended at any time without notice.  The Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million.  The Company did not make any purchases of stock for the treasury during fiscal years 2021 or 2020.

Item 6. Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings, including litigation involving the Company’s former Chief Scientist and member of the Board of Directors.  The factors listed above are not exhaustive.  Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with the government, government prime contractors and commercial companies by units sold with specific contractual performance requirements, in many cases unique to the specific customer and/or application. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract.  Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2021 and 2020, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

COVID-19 Pandemic Update

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 pandemic”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 pandemic as a pandemic, based on the rapid increase in exposure globally.

The Company’s priority during the COVID-19 pandemic has been to protect the health and safety of its employees while remaining operational. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities. The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering facilities; mandating handwashing and use of hand sanitizer; requiring social distancing and, requiring face coverings; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities.

As of June 30, 2021, the Company was aware of fifteen employees that have had confirmed cases of COVID-19 since the COVID-19 pandemic began, with one fatality. Additional employees have been absent or self-quarantined due to possible COVID exposure, although not having tested positive. Since the COVID-19 pandemic began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting following employees either testing positive for COVID or because they had been exposed or possibly exposed to third parties who were positive. Certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules, and increased costs associated with procurement of materials and services. The Company continues to monitor these and its other vendors and, if necessary, seek alternative suppliers. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the changing dynamics of the pandemic and the global responses to curb its spread, including the progress on vaccine distribution, the Company is not able to estimate any future effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. The Company received a loan under the Paycheck Protection Program in April 2020, which it repaid in full in May 2020. For more detail regarding the Company’s PPP Loan, see Note 8 in Part II, Item VIII of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2021 and 2020, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2021	2020
Revenues
FEI-NY	78.2%	76.5%
FEI-Zyfer	25.5	26.3
Less intersegment revenues	(3.7)	(2.8)
	100.0	100.0
Cost of revenues	68.8	86.1
Gross margin	31.2	13.9
Selling and administrative expenses	24.3	27.9
Research and development expenses	8.7	12.3
Operating loss	(1.8)	(26.3)
Other income (loss), net	2.6	(2.0)
Benefit from income taxes	(0.4)	(4.2)
Net income (loss)	1.2%	(24.1%)

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2021	2020	Change
FEI-NY	$42,400	$31,751	$10,649	33.5%
FEI-Zyfer	13,835	10,914	2,921	26.8
Intersegment revenues	(1,981)	(1,158)	(823)	71.1
	$54,254	$41,507	$12,747	30.7%

Fiscal 2021 revenues from satellite programs, one of the Company’s largest business areas, increased by $6.6 million, or 32%, compared to the prior fiscal year. Satellite program revenues for government end-use were 42% and 41% of total revenues for fiscal years 2021 and 2020, respectively. Satellite program revenues for commercial end-use were 7% and 9% of total revenue for Fiscal 2021 and Fiscal 2020, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the Percentage-of-Completion (“POC”) method.  Revenues from non-space U.S. Government/DOD customers increased by approximately $7.8 million, or 46%, in Fiscal 2021 compared to Fiscal 2020. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 46% and 41% of consolidated revenues for fiscal years 2021 and 2020, respectively. For the year ended April 30, 2021, other commercial and industrial sales accounted for approximately 5% of total revenues compared to approximately 10% for fiscal year 2020.  Sales in this business area were $2.5 million for the year ended April 30, 2021 compared to $4.2 million for the preceding year.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2021	2020	Change
	$16,921	$5,748	$11,173	NM
Gross Profit Percentage	31.2%	13.9%

For the fiscal year ended April 30, 2021, the gross profit and gross profit percentage both increased compared to the prior fiscal year. The higher gross profit and gross profit percentage increased significantly as compared to the same periods in fiscal year 2020. The increase in gross profit and gross profit percentage was due to several programs identified in prior periods that incurred higher engineering costs associated with solving technical issues while the programs were in their development phase, prior to manufacturing and which have now been completed or are near completion.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2021	2020	Change
$13,189	$11,593	$1,596	13.8%

In fiscal years ended April 30, 2021 and 2020, selling and administrative expenses (“SG&A”) were 24% and 28%, respectively, of consolidated revenues. Stock compensation expenses, which are included in total SG&A, were $160,000 and $144,000 in Fiscal 2021 and Fiscal 2020, respectively.  The increase in SG&A expenses was mainly due to increase in professional fees (relating to litigation for which the Company has received insurance reimbursement for a portion of such legal fees), deferred compensation and insurance expense.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2021	2020	Change
$4,690	$5,077	$(387)	(7.6%)

As a percentage of consolidated revenue, R&D expense for the years ended April 30, 2021 and 2020 was approximately 9% and 12%, respectively. The approximately $0.4 million decrease in R&D expense year over year was due to the fact that previous R&D efforts have ended and turned into production; however, the Company plans to continue to invest in R&D to keep its products at the state of the art.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in cost of revenues and are not included in the table above.  Although funding is obtained from customers, the Company retains the rights to any products developed.  The Company believes that internally generated cash and cash reserves are adequate to fund its R&D activity.

Operating Loss

Fiscal Years Ended April 30,
(in thousands)
2021	2020	Change
$(958)	$(10,922)	$9,964	(91.2%)

For the fiscal year ended April 30, 2021, the Company recorded an operating loss of $1.0 million compared to an operating loss of $10.9 million in the prior year. The decrease in the operating loss in the fiscal year ended April 30, 2021 reflects improvement in revenues, gross profit and gross profit percentage.

Other Income (Expense), net

	Fiscal Years Ended April 30,
	(in thousands)
	2021	2020	Change
Investment income	$458	$329	$129	39.2%
Interest expense	(127)	(107)	(20)	18.7%
Other income (expense), net	1,103	(1,068)	2,171	NM
	$1,434	$(846)	$2,280	NM

Investment income is derived primarily from the Company’s holdings of marketable securities, which primarily consist of fixed income securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities.  Included in other income (expenses) for the fiscal year ended April 30, 2021 was the collection of the $1 million note that was due relating to the sale of Gilliam to a European entity on April 26, 2018. For the fiscal year ended April 30, 2020 a provision related to the note receivable arising from the sale of Gillam was included in other income (expenses), which was due Fiscal 2021.

Income Tax (Benefit)

Fiscal Years Ended April 30,
(in thousands)
2021	2020	Change
$(204)	$(1,742)	$1,538	(88.3%)

	Fiscal Years Ended April 30,
	(in thousands)
	2021	2020
Effective tax rate on pre-tax book income (loss):	(42.7%)	(14.8%)

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

For the fiscal year ended April 30, 2021, the Company recorded an income tax benefit of $(204,000) primarily due to a reduction in the uncertain tax position liability in connection with the expiration of the statute of limitations. The Company recorded an income tax benefit of $(1,742,000) in the fiscal year ended April 30, 2020 primarily due to the enactment of the CARES Act, which allows for the carryback of net operating losses to prior tax years in which the Company was subject to U.S. federal income tax.

The Company’s effective tax rate of (42.7)% for Fiscal 2021 differs from the U.S. federal statutory rate of 21% primarily due to the tax effects related to (i) recognition of previously unrecognized tax benefits, (ii) state and local taxes, (iii) and a change in the valuation allowance. (See Note 12 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2021, the Company has U.S. federal net operating losses of $24.3 million of which $16.4 million begins to expire in Fiscal 2026 through Fiscal 2038, including $3.4 million which is subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $7.9 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $10.0 million expires in Fiscal 2023. U.S. federal R&D credits of $0.7 million begin to expire in Fiscal 2036 through Fiscal 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $12.2 million in fiscal year 2021 compared to cash used in operations of $1.4 million in fiscal year 2020.  The Company’s balance sheet continues to reflect a highly liquid position with working capital of $40.6 million at April 30, 2021 as compared to $37.5 million at April 30, 2020.  Included in working capital at April 30, 2021 was $20.1 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio at April 30, 2021 was 6.0 to 1 compared to 3.7 to 1 at the end of the prior fiscal year.

During fiscal years 2021 and 2020, the Company incurred $4.7 million and $6.4 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, provision for a note receivable, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2021, operating cash was increased by decreases in costs and estimated earnings in excess of billings and inventory. During fiscal year 2020, operating cash was decreased by increases in costs and estimated earnings in excess of billings, offset by decreases in accounts receivable, prepaids, and inventory.

Net cash used in investing activities for the fiscal year ended April 30, 2021 was $1.2 million compared to $3.4 million used in investing activities for the fiscal year ended April 30, 2020. In fiscal year 2021, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $46,000 and purchases of capital expenditures of $1.2 million. In fiscal year 2020, investing activities included the purchase of marketable securities net of proceeds related to sales of marketable securities of $1.9 million and purchases of capital expenditures of $1.5 million. The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

Cash used in financing activities for the fiscal year ended April 30, 2021 was $5.0 million related to the repayment in full of a loan acquired from JPMorgan Chase Bank, N.A. as the lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. Cash provided by financing activities for the fiscal year ended April 30, 2020 was $5.0 million related to the loan acquired from JPMorgan Chase Bank, N.A. As of April 30, 2021, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

The Company will continue to expend resources to develop, improve and acquire products for space and other applications, which management believes will result in future growth and profitability.  During fiscal year 2021, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2022, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2021.  The Company expects internally generated cash will be adequate to fund these R&D efforts.  The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of April 30, 2021, the Company had an accumulated deficit of $11.5 million. The Company believes that its cash and cash equivalents, as well as marketable securities as of April 30, 2021 and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business through the next twelve months from the date of issuance of these consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have. However, the Company expects the new standard to have an immaterial effect on its consolidated financial statements.

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

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying consolidated balance sheets. During the fiscal years ended April 30, 2021 and 2020, the Company acquired product from Morion in the aggregate amount of approximately $710,000 and $888,000, respectively. During the fiscal years ended April 30, 2021 and 2020, the Company sold product and training services to Morion in the aggregate amount of approximately $94,000 and $85,000, respectively, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal years ended April 30, 2021 and 2020, the Company received dividends from Morion in the amount of approximately $105,000 and $250,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

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

INFLATION

During fiscal year 2021, as in fiscal year 2020, the impact of inflation on the Company’s business was not materially significant.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Frequency Electronics, Inc.

Mitchel Field, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter that arose from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognized Over Time Using Percentage-of-Completion

As described in Note 1 to the consolidated financial statements, the Company generates the majority of its revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the United States Government. Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the cost-to-cost method. Under this method, the Company measures progress towards completion and records revenue based on the ratio of costs incurred to date to the estimated total costs.

We identified revenue recognized over time using the percentage-of-completion cost-to cost method as a critical audit matter. Given the judgment necessary to make estimates regarding the revenue and total costs associated with such contracts, specifically, the estimation of costs required to complete such contracts, auditing these estimates required extensive audit effort due to the complexity of the underlying programs and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included selecting a sample of contracts for testing and performing the following procedures:

●	Agreeing the key terms to contract documentation and testing costs incurred to date and comparing costs incurred to date to the costs estimated to be incurred to date as of the prior year-end.
●	Testing the mathematical accuracy of management’s calculation of revenue recognized during the year for the performance obligation.
●

Testing the accuracy and reasonableness of the Company’s estimated costs to complete the selected contract by performing a retrospective review to identify changes in contract gross margin and assess the reasonableness of the explanation for such changes.

●

Testing the accuracy and reasonableness of the Company’s estimated costs to complete the selected contract by evaluating subsequent events activity for changes in conditions that may result in significant changes to estimated costs to complete the contracts selected for testing.

●

In addition, for certain contracts evaluated management’s ability to prepare and estimate the remaining costs to complete projects in process as of the balance sheet date by performing corroborating inquiries with the Company’s program and business management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Melville, New York

June 30, 2021

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2021	2020

ASSETS:
Current assets:
Cash and cash equivalents	$9,807	$3,808
Marketable securities	10,313	10,570
Accounts receivable, net of allowance for doubtful accounts of $111 at April 30, 2021 and $183 at April 30, 2020	5,515	4,392
Costs and estimated earnings in excess of billings, net	1,948	6,953
Inventories, net	19,661	22,958
Prepaid income taxes	444	849
Prepaid expenses and other	991	1,705
Total current assets	48,679	51,235
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,612	11,267
Goodwill	617	617
Cash surrender value of life insurance	15,396	14,790
Other assets	1,939	2,503
Right-of-Use assets – operating leases	9,773	10,864
Total assets	$86,016	$91,276

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,080	$1,424
Accrued liabilities	5,245	4,686
Loss provision accrual	57	748
Operating lease liability, current portion	1,715	1,869
Current debt	-	4,965
Total current liabilities	8,097	13,692
Deferred compensation	14,017	13,554
Deferred taxes	8	8
Operating lease liability – non-current	8,366	9,444
Other liabilities	119	342
Total liabilities	30,607	37,040
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,226 shares issued and 9,225 shares outstanding at April 30, 2021; 9,164 shares issued and 9,121 shares outstanding at April 30, 2020	9,226	9,164
Additional paid-in capital	57,355	56,914
Accumulated deficit	(11,457)	(12,137)
Common stock reacquired and held in treasury - at cost (1 share at April 30, 2021 and 43 shares at April 30, 2020)	(6)	(195)
Accumulated other comprehensive income	291	490
Total stockholders’ equity	55,409	54,236
Total liabilities and stockholders’ equity	$86,016	$91,276

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended April 30,
	2021	2020
Consolidated Statements of Operations
Revenues	$54,254	$41,507
Cost of revenues	37,333	35,759
Gross margin	16,921	5,748
Selling and administrative expenses	13,189	11,593
Research and development expenses	4,690	5,077
Operating loss	(958)	(10,922)

Other income (expense):
Investment income	458	329
Interest expense	(127)	(107)
Other income (expense), net	1,103	(1,068)
Income (loss) before benefit from income taxes	476	(11,768)
Benefit from income taxes	(204)	(1,742)
Net income (loss)	$680	$(10,026)

Net income (loss) per common share:
Basic and diluted earnings (loss) per share	$0.07	$(1.10)

Weighted average shares outstanding:
Basic	9,178	9,074
Diluted	9,248	9,074

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$680	$(10,026)

Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(177)	443
Reclassification adjustment for realized gains included in net income, net of tax	(22)	1
Total unrealized (loss) gain on marketable securities, net of tax	(199)	444

Comprehensive income (loss)	$481	$(9,582)

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$680	$(10,026)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	8
Depreciation and amortization	3,301	3,319
Non-cash lease expense	(281)	214
Provision for losses on accounts receivable, inventories, other assets and warranty reserve	(117)	1,385
(Gain) loss on marketable securities	(28)	1
Loss on sale of fixed and other assets, net	39	143
Employee benefit plans expense	1,495	1,052
Stock-based compensation expense	273	312
Changes in operating assets and liabilities:
Accounts receivable	(752)	1,970
Costs and estimated earnings in excess of billings	5,005	(283)
Inventories	3,002	17
Prepaid expenses and other	714	878
Other assets	(584)	(518)
Accounts payable - trade	(205)	374
Accrued liabilities	765	947
Loss provision accrual	(690)	748
Income taxes refundable	405	(350)
Other liabilities	(865)	(1,598)
Net cash provided by (used in) operating activities	12,157	(1,407)

Cash flows from investing activities:
Purchase of marketable securities	(2,452)	(5,489)
Proceeds from sale or redemption of marketable securities	2,498	3,539
Capital expenditures	(1,239)	(1,483)
Net cash used in investing activities	(1,193)	(3,433)

Cash flows from financing activities:
(Repayment of) Proceeds from PPP loan	(4,965)	4,965
Net cash (used in) provided by financing activities	(4,965)	4,965

Net increase in cash and cash equivalents	5,999	125

Cash and cash equivalents at beginning of year	3,808	3,683

Cash and equivalents at end of year	$9,807	$3,808

The accompanying notes are an integral part of these consolidated financial statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$123	$99
Cash refund during the year for:
Income taxes	$477	$467

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2021 and 2020

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2019	9,163,940	$9,164	$56,831	$(2,111)	183,661	$(841)	$46	$63,089
Contribution of stock to 401(k) plan			236		(39,403)	181		417
Stock-based compensation expense			304		(1,850)	8		312
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price			(457)		(99,712)	457		-
Other comprehensive income, net of tax							444	444
Net loss				(10,026)				(10,026)
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan	26,192	26	325		(14,926)	68		419
Stock-based compensation expense	4,200	4	269					273
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	31,936	32	(153)		(26,395)	121		-
Other comprehensive loss, net of tax							(199)	(199)
Net income				680				680
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

1.           Summary of Accounting Policies

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the “Company” or “Registrant”).  References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries.  The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.  See Note 13 for information regarding the Company’s business segments: (1) FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and FEI-Elcom Tech, Inc. (“FEI-Elcom”)), and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).  Intercompany accounts and transactions are eliminated in consolidation.

These consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes.  Actual results could differ from these estimates.

COVID-19 Pandemic and the CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the fiscal year ended April 30, 2021, the Company had been impacted by employee absenteeism related to direct or indirect effects of the COVID pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during the fiscal year. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the changing dynamics of the pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for fiscal year 2022. As of April 30, 2021, the Company has begun a return to normal operations and will continue to follow CDC and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be impacted. If so, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance.  In the latter part of FY2021, the Company did experience some operational disruptions due to the need to vacate certain areas of the facilities for cleaning and disinfecting resulting from employees being potentially exposed to COVID-19 or following positive COVID-19 test results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.” The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. The Company received a loan under the Paycheck Protection Program (“PPP”) in April 2020, which it repaid in full in May 2020. For more detail regarding the Company’s PPP Loan, see Notes 8 and 12 below.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

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

Marketable Securities:

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at April 30, 2021 and 2020.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

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

Property, Plant and Equipment:

Property, plant and equipment is recorded at cost and include interest on funds borrowed to finance construction.  Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to income when incurred.  When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to income.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized.  No impairment losses have been recognized in the years ended April 30, 2021 and 2020.

Inventories:

Inventories, which consist of finished goods, work-in-process, raw materials and components, are accounted for at the lower of cost (specific and average) and net realizable value.

Depreciation and Amortization:

Depreciation of property, plant and equipment is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for other depreciable assets).  Leasehold improvements and equipment acquired under capital leases are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related asset.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired.  Goodwill is tested for impairment, on a reporting unit level qualitatively, on at least an annual basis at year end to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  If it is determined that the carrying value of goodwill may not be recoverable, the Company will write down the goodwill to an amount to commensurate with the revised value of the acquired assets.  The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill is not impaired as of April 30, 2021 and 2020.

Revenue and Cost Recognition:

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is The United States Government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract.  Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the percentage-of completion (“POC”) cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

For smaller contracts or orders sales of products and services to customers are reported in operating results based upon passage-of-title (“POT”) (i) shipment of the product or (ii) performance of the services pursuant to terms of the customer order.  When payment is contingent upon customer acceptance of the installed system, revenue is deferred until such acceptance is received and installation completed.  The Company’s products generally carry a one-year warranty, but may vary based on the contract terms.

Some judgment is used in evaluating the financial information for certain contracts to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

Disaggregation of Revenue

Total revenue recognized over time as POC method was approximately $50.2 million and $38.0 million of the $54.3 million and $41.5 million reported for the years ended April 30, 2021 and 2020, respectively. The amounts by segment and product line were as follows:

	Year Ended April 30, 2021
	(In thousands)
	POC	POT Revenue	Total Revenue
	Revenue
FEI-NY	$39,225	$3,175	$42,400
FEI-Zyfer	10,993	2,842	13,835
Intersegment	(10)	(1,971)	(1,981)
Revenue	$50,208	$4,046	$54,254

	Year Ended April 30, 2020
	(In thousands)
	POC	POT Revenue	Total Revenue
	Revenue
FEI-NY	$28,720	$3,031	$31,751
FEI-Zyfer	9,210	1,704	10,914
Intersegment	(88)	(1,070)	(1,158)
Revenue	$37,842	$3,665	$41,507

	Years Ended April 30,
	(in thousands)
	2021	2020
Revenues by Product Line:
Satellite Revenue	$26,980	$20,422
Government Non-Space Revenue	24,775	16,939
Other Commercial & Industrial Revenue	2,499	4,146
Consolidated revenues	$54,254	$41,507

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income or loss and other comprehensive income/loss.  Other comprehensive income/loss includes changes in unrealized gains or losses, net of tax, on securities (for Fiscal 2021 and Fiscal 2020, debt securities) available for sale during the year.

Research and Development Expenses:

The Company engages in R&D activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include direct labor, manufacturing overhead, direct materials and contracted services.  Such costs are expensed as incurred. The Company also engages in customer-funded R&D activity. The customer funds received in connection therewith appear in revenues and the associated expenses are included in cost of revenues and are not included in R&D expenses.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

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

Fair Values of Financial Instruments:

Cash and cash equivalents, marketable securities, short-term credit obligations and debt and cash surrender value of life insurance are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions.  Management is not aware of any factors that would significantly affect the value of these amounts.  The Company also has an investment in a privately-held Russian company, Morion.  The Company is unable to reasonably estimate a fair value for this investment.

Equity-based Compensation:

The cost of employee services received in exchange for awards of equity instruments are based on the grant-date fair value of the award. We recognize the fair value of the award as compensation expense over the period during which an employee is required to provide service in exchange for the award.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables.  The Company maintains cash accounts at several commercial banks at which the balances exceed FDIC limits.  The Company has not experienced any losses on such amounts.  Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas, principally within the U.S.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

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

April 30, 2021 and 2020

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

2.          Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted income (loss) per share for the years ended April 30, 2021 and 2020, respectively, were as follows:

	For the Years Ended April 30,
	2021	2020
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,177,537	9,073,609
Effect of Dilutive Securities	70,888	251,878
Diluted EPS Shares outstanding	9,248,425	9,325,487

For the year ended April 30, 2020, dilutive securities noted in the above table are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for the period. Additionally, there are anti-dilutive shares excluded in the above table for fiscal years ended April 30, 2021 and 2020 of 345,800 and 896,375, respectively.

3.           Costs and Estimated Earnings in Excess of Billings, Net

At April 30, 2021 and 2020, costs and estimated earnings in excess of billings, net, consisted of the following (in thousands):

	April 30, 2021	April 30, 2020
Costs and estimated earnings in excess of billings	$12,640	$10,460
Billings in excess of costs and estimated earnings	(10,692)	(3,507)
Net asset	$1,948	$6,953

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized.  Amounts are billed to customers pursuant to contract terms.  In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates.  Revenue on these long-term contracts is accounted for on the POC basis.  During the years ended April 30, 2021 and 2020, revenue recognized under POC contracts was approximately $50.2 million and $38.0 million, respectively.  If contract losses are anticipated, costs and estimated earnings in excess of billings are reduced for the full amount of such losses when they are determinable.  Total contract losses for the fiscal years ended April 30, 2021 and 2020 were approximately $1.0 million and $2.4 million, respectively.

4.           Inventories, Net

Inventories, net at April 30, 2021 and 2020, respectively, consisted of the following (in thousands):

	April 30, 2021	April 30, 2020
Raw Materials and Component Parts	$12,386	$15,470
Work in Progress	6,259	6,104
Finished Goods	1,016	1,384
	$19,661	$22,958

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

Inventory reserves included in inventory were $7.3 and $6.6 million for the fiscal years ended April 30, 2021 and 2020, respectively.

5.           Property, Plant and Equipment, Net

Property, plant and equipment, net at April 30, 2021 and 2020, consisted of the following (in thousands):

	April 30, 2021	April 30, 2020

Buildings and building improvements	$2,721	$2,692
Machinery, equipment and furniture	59,136	57,916
	61,857	60,608
Less accumulated depreciation	(52,245)	(49,341)
	$9,612	$11,267

Depreciation and amortization expense was $2.9 million and $3.0 million for the fiscal years ended April 30, 2021 and 2020, respectively.

Maintenance and repairs charged to operations was approximately $827,000 and $706,000 for the fiscal years ended April 30, 2021 and 2020, respectively.

6.           Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and R&D facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet.

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2021	April 30, 2020
		(In thousands)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$9,773	$10,864

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,715	1,869
Operating lease liabilities (long-term)	Lease liability, non-current	8,366	9,444
Total lease liabilities		$10,081	$11,313

Total operating lease expense was approximately $1.6 million for the fiscal years ended April 30, 2021 and 2020, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, we made cash payments of $2.0 million and $1.7 million for operating leases during the fiscal years ended April 30, 2021 and 2020, respectively, which are included in cash flows from operating activities in our consolidated statement of cash flows. As of April 30, 2021, the Company had no operating lease liabilities that had not commenced.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2021:

Fiscal Year Ending April 30,
(in thousands)

2022	$1,766
2023	1,802
2024	1,834
2025	1,723
Thereafter	5,542
Total lease payments	12,667
Less imputed interest	(2,586)
Present value of future lease payments	10,081
Less current obligations under leases	(1,715)
Long-term lease obligations	$8,366

As of April 30, 2021, the weighted-average remaining lease term for all operating leases was 7.4 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of April 30, 2021 was 6.19%.

7.           Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2021 and 2020, respectively, were as follows (in thousands):

	April 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,022	$393	$(102)	$10,313

	April 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,081	$495	$(6)	$10,570

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2021
Fixed Income Securities	$1,793	$(52)	$614	$(50)	$2,407	$(102)

April 30, 2020
Fixed Income Securities	$380	$(6)	$-	$-	$380	$(6)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2021 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) for the years ended April 30, 2021 and 2020, respectively, were as follows (in thousands):

	For the years ended April 30,
	2021	2020
Proceeds	$2,498	$3,539
Gross realized gains	$28	$-
Gross realized losses	$-	$(1)

Maturities of fixed income securities classified as available-for-sale at April 30, 2021 were as follows (at cost, in thousands):

Current	$3,490
Due after one year through five years	4,498
Due after five years	2,034
$10,022

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s money market, business account, and U.S. securities are valued on a Level 1 basis. The Company’s fixed income corporate debt securities and certificates of deposit are valued on a Level 2 basis. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

8.           Debt Obligations

As of April 30, 2021, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made. On April 12, 2020, the Company received proceeds from a loan in the amount of $4,964,810 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. as the lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. The PPP Loan was repaid in full on May 6, 2020.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

9.           Accrued Liabilities

Accrued liabilities at April 30, 2021 and 2020, respectively, consisted of the following (in thousands):

	2021	2020
Vacation and other compensation	$1,564	$1,437
Incentive compensation	550	107
Payroll taxes	167	379
Warranty reserve	439	527
Commissions	329	345
Deferred compensation payable	704	704
Other	1,492	1,187
	$5,245	$4,686

10.         Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators.  The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying consolidated balance sheets. During the fiscal years ended April 30, 2021 and 2020, the Company acquired product from Morion in the aggregate amount of approximately $710,000 and $888,000, respectively. During the fiscal years ended April 30, 2021 and 2020, the Company sold product and training services to Morion in the aggregate amount of approximately $94,000 and $85,000, respectively, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal years ended April 30, 2021 and 2020, the Company received dividends from Morion in the amount of approximately $105,000 and $250,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

Morion is a less than wholly-owned subsidiary of Gazprombank, a state-owned Russian bank.  The U.S. Ukraine-related sanctions regime has since 2014 included a list of SSI pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI.  On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

11.         Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the IRC.  This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan.  In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock.  For the years ended April 30, 2021 and 2020, the Company contributed 41,118 and 39,403 shares of common stock, respectively.  The approximate value of these shares at the date of contribution was $419,000 and $417,000 in fiscal years 2021 and 2020, respectively.  Contributed shares are drawn from the Company’s common stock held in treasury, and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis, and from the Company’s common stock.  In addition to changes in the treasury stock accounts, during fiscal years 2021 and 2020, such transactions increased additional paid in capital by $325,000 and $236,000, respectively.   As of April 30, 2021, the plan held a total of 498,115 shares, which were allocated to the accounts of the individual participants. As of April 30, 2020, the plan held a total of 507,204 shares, which were allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned.  The Company also adopted a plan for the President and Chief Executive Officer of the Company, which the formula is based on consolidated pre-tax profits. The incentive bonus recorded for the fiscal year ended April 30, 2021 was $550,000. There was no incentive bonus recorded for the fiscal year ended April 30, 2020.

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

Typically, options and SARs vest over a four-year period from the date of grant.  The options and SARs generally expire ten years after the date of grant (the most recent SARs awards expire in five years) and are subject to certain restrictions on transferability of the shares obtained on exercise.  Under the Company’s 2005 Stock Award Plan (“Plan”) the Company provided option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price.  Under the Plan, instruments granted under other plans which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available under the Plan.

As of April 30, 2021, eligible employees and directors had been granted total SARs representing approximately 2,445,000 shares of the Company’s common stock, of which approximately 615,000 shares were outstanding and approximately 538,000 shares with a weighted average exercise price of $10.06 were exercisable. There were no SARs granted during the fiscal year 2021. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date.  At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan.  During the year ended April 30, 2021, employees exercised SARs representing 247,500 shares of the Company’s common stock and received 58,331 shares of Company stock.  The difference of 189,169 shares was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2021 and 2020:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding – April 30, 2019	1,499,750	$9.17	3.0 years	6,660,150
Granted	-	-
Exercised	(171,250)	5.48		$781,680
Expired or Canceled	(269,000)	9.26
Outstanding – April 30, 2020	1,059,500	$9.74	2.2 years	$5,416,783
Granted	-	-
Exercised	(247,500)	8.42		573,418
Expired or Canceled	(197,000)	10.96
Outstanding – April 30, 2021	615,000	$9.88	1.8 years	$2,141,905
Exercisable	537,500	$10.06	1.8 years	$1,959,463
Available for future grants	755,923

As of April 30, 2021, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $120,000.  These costs are expected to be recognized over a weighted average period of 1.0 years.

During the years ended April 30, 2021 and 2020, 85,625 and 100,625 shares, respectively, vested, the fair value of which was approximately $274,000 and $339,000, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the POC method were approximately $103,000 and $110,000 for the years ended April 30, 2021 and 2020, respectively.  Selling and administrative expenses included stock-based compensation expense of approximately $160,000 and $144,000 for the years ended April 30, 2021 and 2020, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARs (tax benefits) as operating cash flows.  The Company did not recognize any tax benefits from the exercise of stock options and SARs for the fiscal years presented.

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

During the year ended April 30, 2021 and 2020 the Company issued 950 shares from common stock and 1,850 shares from treasury stock, respectively, to select employees for milestone years of service to the Company.  These shares are shares of the Company’s common stock and are fully vested at time of issuance.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

In fiscal year 2020 the Company elected to issue Restricted Stock Units (“RSUs”) to directors, officers, and other key employees pursuant to the 2005 Stock Award Plan. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date. RSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of the Company’s common stock. RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.

In fiscal year 2021 the Company elected to issue Performance Stock Units (“PSUs”) to an officer of the Company. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance criteria will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance criteria, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to performance vesting conditions, prior to vesting.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2005 Stock Award Plan for the years ended April 30, 2021 and 2020:

		Weighted-Average
	Shares	Exercise Price
Balance – April 30, 2019	-	$-
Granted	13,000	11.38
Balance – April 30, 2020	13,000	11.38
Granted	47,250	10.03
Vested	(3,250)	11.38
Balance – April 30, 2021	57,000	10.26

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death.  Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries.  The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement.  The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant.  Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2021 and 2020 was approximately $1.1 million and $640,000, respectively.

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

12.         Income Taxes

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in tax years 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical corrections so that qualified improvement property can be immediately expensed under IRC § 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and forward twenty years.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended April 30,
	2021	2020
Current:
Federal	$(119)	$(1,713)
State	(85)	(37)
Current (benefit) provision	(204)	(1,750)
Deferred:
Federal	-	9
State	-	(1)
Deferred tax (benefit) provision	-	8

Total (benefit) provision	$(204)	$(1,742)

The following table reconciles the reported income tax (benefit) provision, recorded primarily due to the (i) recognition of previously unrecognized tax benefits, (ii) state and local taxes, (iii) and a change in the valuation allowance, with the amount computed using the federal statutory income tax rate (in thousands):

	Year Ended April 30,
	2021	2020
Statutory rate	$100	$(2,471)
State and local tax	69	(417)
Valuation allowance on deferred tax assets	961	2,009
Nondeductible expenses	2	(134)
Uncertain tax positions	(898)	-
Nontaxable life insurance cash value increase	(63)	(73)
Taxable life insurance gain	128	-
Stock Compensation	242	-
Tax credits	(434)	(46)
Change in tax rate	(323)	(120)
Impact of CARES Act	-	(592)
Other items	12	102
Total (benefit) provision	$(204)	$(1,742)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The components of deferred taxes are as follows (in thousands):

	Year Ended April 30,
	2021	2020
Deferred tax assets:
Employee benefits	$4,789	$4,794
Inventory	1,946	1,904
Accounts receivable	119	207
Tax credits	2,027	1,610
Other assets	883	1,073
Lease Liability	2,593	2,807
Capital Loss carry-forward	2,602	2,515
Net operating loss carryforwards	6,203	6,185
Total deferred tax asset	21,162	21,095
Deferred tax liabilities:
Property, plant and equipment	(666)	(1,518)
Right of use asset	(2,514)	(2,696)
Other liabilities	(195)	(193)
Deferred state income tax	(932)	(842)
Net deferred tax asset	16,855	15,846
Valuation allowance	(16,863)	(15,854)
Net deferred tax (liability) asset	$(8)	$(8)

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of April 30, 2021 and 2020, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense.

For the year ended April 30, 2021, the valuation allowance increased by approximately $1.0 million from the prior year primarily due an increase in the net deferred tax asset for which no tax benefit was provided.

The Company has a net deferred tax liability related to the tax effect of differences between financial reporting and tax basis of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward periods. The utilization of indefinite lived net operating losses are limited to 80% of taxable income in an annual period.

As of April 30, 2021, the Company has U.S. federal net operating losses of $24.3 million of which $16.4 million begins to expire in Fiscal 2026 through 2038, including $3.4 million which is subject to annual limitation under IRC § 382. The remaining U.S. federal net operating losses of $7.9 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $10.0 million expires in Fiscal 2023. U.S. federal R&D credits of $0.7 million begin to expire in Fiscal 2036 through 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2021	2020
Balance at the beginning of the fiscal year	$1,354	$1,258
Additions based on positions taken in the current year	-	15
Additions based on positions taken in prior years	-	119
Decreases based on positions taken in prior years	-	(2)
Lapse in statute of limitations	(1,235)	(36)
Balance at the end of the fiscal year	$119	$1,354

The Company recognized $1.2 million of unrecognized benefits during the year ended April 30, 2021 in connection with the lapse of the statute of limitations. Approximately $1.1 million of this amount increased the net operating loss carryforwards which attracted a valuation allowance. The entire amount reflected in the above table at April 30, 2021, if recognized, would reduce our effective tax rate. As of April 30, 2021, and 2020, the Company had $0 and $119,000, respectively, accrued for the payment of interest and penalties. For the fiscal years ended April 30, 2021 and 2020, the Company recognized interest (income) and expense of $(119,000) and $60,000, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes no additional amounts will be recognized in the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local, and foreign jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2017 and prior. The Company is no longer subject to examination by the taxing authorities in foreign jurisdictions for fiscal years 2017 and prior. Net operating losses and tax attributes generated by domestic and foreign entities in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

The table below presents information about reported segments for each of the years ended April 30, 2021 and 2020, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the years (in thousands):

	For the Years Ended April 30,
	2021	2020
Revenues:
FEI-NY	$42,400	$31,751
FEI-Zyfer	13,835	10,914
less intersegment revenues	(1,981)	(1,158)
Consolidated revenues	$54,254	$41,507

Operating (loss) income:
FEI-NY	$(1,067)	$(9,910)
FEI-Zyfer	655	(673)
less intersegment revenues	(204)	-
Corporate	(342)	(339)
Consolidated operating loss	$(958)	$(10,922)

	For the Years Ended April 30,
	2021	2020
Identifiable assets:
FEI-NY	$34,869	$44,599
FEI-Zyfer	12,888	13,344
less intersegment balances	-	(8,586)
Corporate	38,259	41,919
Consolidated identifiable assets	$86,016	$91,276

Depreciation and amortization (allocated):
FEI-NY	$3,110	$3,192
FEI-Zyfer	191	112
Corporate	-	15
Consolidated depreciation and amortization expense	$3,301	$3,319

Major Customers

The Company’s products are sold to both commercial and governmental customers.  For the years ended April 30, 2021 and 2020, approximately 91% and 83%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In Fiscal 2021 and 2020, revenues to three and four customers, respectively, of the FEI-NY segment accounted for more than 10% of that segment’s revenues. In Fiscal 2021 and 2020 two and four customers, respectively, also exceeded 10% of the Company’s consolidated revenues. In the FEI-Zyfer segment, three and two customers, respectively, accounted for more than 10% of that segment’s revenues in Fiscal 2021 and 2020.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries.  For the years ended April 30, 2021 and 2020, revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries (in thousands):

	2021	2020
Belgium	$36	$22
Brazil	106	-
France	123	-
China	215	713
Russia	94	85
Germany	31	13
Italy	27	169
Israel	82	240
Singapore	32	82
Taiwan	101	-
United Kingdom	261	-
Other	315	441
	$1,423	$1,765

14.         Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products.  For some limited products, the warranty period has been extended.  The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels.  As of April 30, 2021 and 2020, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2021	2020
Balance at beginning of year	$527	$529
Warranty costs incurred	(619)	(293)
Product warranty accrual	531	291
Balance at end of year	$439	$527

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

15.         Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the years ended April 30, 2021 and 2020, respectively, were as follows (in thousands):

Change in
Market Value
of Marketable
Securities
Balance April 30, 2019, net of taxes	$46
Items of other comprehensive income (loss) before reclassification, pretax	443
Tax effect	-
Items of other comprehensive income (loss) before reclassification, net of taxes	443
Reclassification adjustments, pretax **	1
Tax effect	1
Total other comprehensive income (loss), net of taxes	444
Balance April 30, 2020, net of taxes	490
Items of other comprehensive income (loss) before reclassification, pretax	(171)
Tax effect	(6)
Items of other comprehensive income (loss) before reclassification, net of taxes	(177)
Reclassification adjustments, pretax **	(28)
Tax effect	6	(22)
Total other comprehensive income (loss), net of taxes	(199)
Balance April 30, 2021, net of taxes	$291

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

16.         Contingencies

On January 28, 2020, Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board, filed a complaint against the Company and Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc., et al., Index No. 601369/2020 (N.Y. Sup. Ct. filed Jan. 28, 2020)). Mr. Bloch sought compensatory damages and costs and attorney’s fees, among other things, based on allegations that he was wrongfully terminated “for cause” pursuant to his employment agreement, dated March 17, 2008 and that the Company and the Director Defendants discriminated against him based on his age. Mr. Bloch originally also sought a declaratory judgment and asserted claims for defamation and a derivative claim, purportedly on behalf of the Company alleging that the Director Defendants breached their fiduciary duty in rendering their decision to terminate Mr. Bloch’s employment with the Company. However, Mr. Bloch withdrew these claims from a subsequently filed amended complaint after the Company and the Director Defendants moved to dismiss them. On June 11, 2020, the Company and the Director Defendants filed their answer to the amended complaint. Mr. Bloch filed a motion for summary judgment on June 23, 2020. Mr. Bloch’s motion sought an order that the Company was liable for breach of his employment agreement because he purportedly resigned from the Company before he was terminated. On July 10, 2020, the Company and the Director Defendants opposed Mr. Bloch’s motion and also filed a motion for summary judgment seeking the dismissal of all claims in Mr. Bloch’s amended complaint. On September 23, 2020, the Court denied Mr. Bloch’s motion for summary judgment. It also granted the Company and the Director Defendants’ motion for summary judgment as to all claims, except for one claim for breach of contract against the Company. On October 23, 2020, the Company filed a brief with the Appellate Division, Second Department, seeking a reversal of the lower court’s order to the extent that it denied the Company’s summary judgment motion on the breach of contract claim. Mr. Bloch filed its responsive brief on November 20, 2020. The appeal is currently pending. The Company believes that the Board was justified in its decision to terminate Mr. Bloch “for cause” and that Mr. Bloch’s single surviving claim is entirely without merit. The Company intends to vigorously defend against all of Mr. Bloch’s allegations. At this time, the Company does not have sufficient information to determine whether liability, if any, arising out of these matters is probable or the possible loss, if any, that could result from an unfavorable outcome arising out of these matters.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2021 and 2020

In addition, Mr. Bloch has initiated two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration purports to be brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statement of Claim in one arbitration on May 4, 2020, and in the other arbitration on May 6, 2020. In each proceeding, Mr. Bloch claims that defendants violated ERISA rules by denying him deferred compensation benefits. He seeks an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claims that Mr. Bloch may not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, the Court denied the Company’s petition for a stay of arbitration and ordered the parties to proceed to arbitration. The Company appealed the court’s denial of its petition to stay arbitration on May 7, 2021. The appeal is currently pending. At this time, the Company does not have sufficient information to determine the likelihood of success of this appeal.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board of Directors, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch initiated. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed by the Company for an interim stay of arbitration. On May 11, 2021, Respondents appealed the Court’s decision granting Mr. Bloch’s petition for the appointment of an arbitrator and denying Respondents’ motion to dismiss that petition. The appeal is currently pending. Respondents dispute all of Bloch’s claims and intend to continue to vigorously defend the Company in the appeal. The likelihood of any outcome of this appeal cannot be determined at this time.

The arbitration panel in the arbitrations initiated by Mr. Bloch was constituted in March 2021. The same panel serves in both arbitrations. On May 6, 2021, Respondents submitted a motion to dismiss the arbitrations on the grounds that Mr. Bloch’s claims are not arbitrable. The motion is fully briefed. The Panel heard oral argument on the motion on June 22, 2021, but has not yet ruled on it. Respondents dispute Mr. Bloch’s claims and intend to defend the arbitrations vigorously. The likelihood of any outcome of these arbitration proceedings cannot be determined at this time.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of Frequency Electronics is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2021, for the annual meeting of stockholders to be held on or about October 6, 2021 (the “2021 Proxy Statement”).  See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2021 Proxy Statement.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this annual report on Form 10-K.

Item 11.  Executive Compensation

This item is incorporated herein by reference from the Company’s 2021 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2021 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities		Number of securities
	to be issued upon exercise		remaining available for
	of outstanding options,	Weighted-average	future issuance under
	warrants and rights	exercise price of	equity compensation plans
	and vesting of	outstanding options,	(excluding securities
Plan Category	RSU's and PSU's	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	672,000	$8.9	755,923

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2021 Proxy Statement under “Election of Directors.”

Item 14.  Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2021 Proxy Statement under “Appointment of Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm	21-22

Consolidated Balance Sheets
- April 30, 2021 and 2020	23

Consolidated Statements of Operations and Comprehensive Income (Loss)
- years ended April 30, 2021 and 2020	24

Consolidated Statements of Cash Flows
- years ended April 30, 2021 and 2020	25-26

Consolidated Statements of Changes in Stockholders’ Equity
- years ended April 30, 2021 and 2020	27

Notes to Consolidated Financial Statements	28-47

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	Filed herewith

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1*	Employment agreement, dated as of March 17, 2008, between Registrant and Martin Bloch	(4)

10.2	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.3*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.4	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.5	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.6*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.7	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.8*	Form of Deferred Compensation Agreement	(18)

10.9*	Form of Stock Appreciation Rights Agreement	(19)

10.10*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.11	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	(23)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of BDO USA, LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

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

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on July 30, 2019, which exhibit is incorporated herein by reference.
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2020, which exhibit is incorporated herein by reference.

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

Dated:  June 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	6/30/2021
Jonathan Brolin

/s/ Richard Schwartz	Director	6/30/2021
Richard Schwartz

/s/ Stanton D. Sloane	Director, President and CEO	6/30/2021
Stanton D. Sloane

/s/ Russell M. Sarachek	Chairman of the Board	6/30/2021
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	6/30/2021
Lance W. Lord