Form 10-Q
period 2021-07-31
FREQUENCY ELECTRONICS INC
filed 2021-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, par value $1.00 per share, as of September 10, 2021 – 9,245,940

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2021	2021
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$8,901	$9,807
Marketable securities	9,964	10,313
Accounts receivable, net of allowance for doubtful accounts of $111 at July 31, 2021 and April 30, 2021	9,189	5,515
Costs and estimated earnings in excess of billings, net	-	1,948
Inventories, net	20,073	19,661
Prepaid income taxes	451	444
Cash surrender value of life insurance - current	6,000	-
Prepaid expenses and other	956	991
Total current assets	55,534	48,679
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,459	9,612
Goodwill	617	617
Cash surrender value of life insurance, net of current portion	9,646	15,396
Other assets	1,875	1,939
Right-of-Use assets – operating leases	9,433	9,773
Total assets	$86,564	$86,016

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,307	$1,080
Accrued liabilities	5,221	5,245
Loss provision accrual	1	57
Operating lease liability	1,814	1,715
Billings in excess of costs and estimated earnings, net	1,754	-
Deferred compensation - current	5,325	-
Total current liabilities	15,422	8,097
Deferred compensation	8,982	14,017
Deferred taxes	8	8
Operating lease liability – non-current	7,922	8,366
Other liabilities	118	119
Total liabilities	32,452	30,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,247 shares issued and 9,246 shares outstanding at July 31, 2021; 9,226 shares issued and 9,225 shares outstanding at April 30, 2021	9,247	9,226
Additional paid-in capital	57,533	57,355
Accumulated deficit	(13,032)	(11,457)
Common stock reacquired and held in treasury - at cost (1 share at July 31, 2021 and 1 share at April 30, 2021)	(6)	(6)
Accumulated other comprehensive income	370	291
Total stockholders’ equity	54,112	55,409
Total liabilities and stockholders’ equity	$86,564	$86,016

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended July 31,
	2021	2020
Condensed Consolidated Statements of Operations
Revenues	$12,955	$12,951
Cost of revenues	8,893	8,863
Gross margin	4,062	4,088
Selling and administrative expenses	4,394	3,228
Research and development expenses	1,355	1,197
Operating loss	(1,687)	(337)

Other income (expense):
Investment income	93	107
Interest expense	(20)	(39)
Other income (expense), net	40	16
Loss before provision for income taxes	(1,574)	(253)
Provision for income taxes	1	9
Net loss	$(1,575)	$(262)

Net loss per common share:
Basic and diluted loss per share	$(0.17)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	9,193	9,139

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(1,575)	$(262)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	85	173
Reclassification adjustment for realized gains included in net income, net of tax	(6)	(2)
Total unrealized gain on marketable securities, net of tax	79	171

Comprehensive loss	$(1,496)	$(91)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,575)	$(262)
Non-cash charges to earnings	708	1,205
Net changes in operating assets and liabilities	39	(881)
Net cash (used in) provided by operating activities	(828)	62

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,102	725
Purchase of marketable securities	(676)	-
Purchase of fixed assets and other assets	(504)	(211)
Net cash (used in) provided by investing activities	(78)	514

Net cash used in financing activities:
Repayment of PPP Loan	-	(4,965)
Proceeds from UBS line of credit	-	3,012
Net cash used in financing activities	-	(1,953)

Net decrease in cash and cash equivalents	(906)	(1,377)

Cash and cash equivalents at beginning of period	9,807	3,808

Cash and cash equivalents at end of period	$8,901	$2,431

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20	$39
Income Taxes	$8	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2021 and 2020

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,376	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,376	$(6)	$370	$54,112

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan	-	-	68	-	(14,926)	68	-	136
Stock-based compensation expense	-	-	54	-	-	-	-	54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(109)	-	(23,808)	109	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	171	171
Net loss	-	-	-	(262)		-	-	(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021 and the results of its operations, changes in Stockholders’ Equity for the three months ended July 31, 2021 and 2020, and cash flows for the three months ended July 31, 2021 and 2020.  The April 30, 2021 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. For the three months ended July 31, 2021, the Company was impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic and delays in the receipt of anticipated new contracts from customers due to COVID-19 related administrative delays. Management has taken steps to minimize COVID-19 related impacts to our workforce. Given the changing dynamics of the pandemic, it is not possible for the Company to estimate potential future adverse effects on its operations, financial condition, or liquidity for fiscal year 2022. As of July 30, 2021, the Company has returned to normal operations and will continue to follow CDC and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be impacted. If so, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance.  In the latter part of fiscal year 2021, the Company did experience some disruption due to the need to vacate certain areas of its facilities for cleaning and disinfecting as a result of employees potentially being exposed to COVID-19 or following positive COVID-19 test results. Also, certain of the Company’s vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains.  These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted loss per share for the three months ended July 31, 2021 and 2020, respectively, were as follows:

	Three months ended July 31,
	2021	2020
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,192,571	9,139,130
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	9,192,571	9,139,130

**For the three-month periods ended July 31, 2021 and 2020 dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The anti-dilutive exercisable shares excluded for the three-month periods ended July 31, 2021 and 2020 were 372,000 shares and 676,000 shares, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At July 31, 2021 and April 30, 2021, billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings, net, respectively, consisted of the following:

	July 31, 2021	April 30, 2021
	(In thousands)
Costs and estimated earnings in excess of billings	$11,083	$12,640
Billings in excess of costs and estimated earnings	(12,837)	(10,692)
Net (liability) asset	$(1,754)	$1,948

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue earned.  Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected and revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the three months ended July 31, 2021 and 2020, revenue recognized under POC contracts was approximately $12.4 million and $11.7 million, respectively. Anticipated contract losses, if any, are accrued for in the period such determination is made. Contract losses of approximately $16,000 and $611,000 were recorded for the three months ended July 31, 2021 and 2020, respectively.

NOTE D – TREASURY STOCK TRANSACTIONS

During the three-month period ended July 31, 2021, the Company made contributions of 13,251 shares of its common stock and common stock held in treasury to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Commencing in the second quarter of fiscal year 2021 the Company began issuing newly issued shares to satisfy contributions to the 401(k). Previously the Company issued treasury stock to satisfy these contributions.  Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	July 31, 2021	April 30, 2021
	(In thousands)
Raw Materials and Component Parts	$12,466	$12,386
Work in Progress	6,956	6,259
Finished Goods	651	1,016
	$20,073	$19,661

The amounts above are net of reserves of $7.0 million and $7.3 million as of July 31, 2021 and April 30, 2021, respectively.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and research and development facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the balance sheet.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	Classification	July 31, 2021	April 30, 2021
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets - operating leases	$9,433	$9,773

Liabilities
Operating lease liabilities (short-term)	Operating lease liability	1,814	1,715
Operating lease liabilities (long-term)	Operating lease liability - non-current	7,922	8,366
Total lease liabilities		$9,736	$10,081

Total operating lease expense was $506,000 and $478,000 for the three months ended July 31, 2021 and 2020, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the unaudited condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of July 31, 2021:

Fiscal Year Ending July 31,
(in thousands)

Remainder of 2022	$1,267
2023	1,837
2024	1,849
2025	1,723
2026	1,317
Thereafter	4,175
Total lease payments	12,168
Less imputed interest	(2,432)
Present value of future lease payments	9,736
Less current obligations under leases	(1,814)
Long-term lease obligations	7,922

As of July 31, 2021, the weighted-average remaining lease term for all operating leases was 7.2 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of July 31, 2021 was 6.20%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the fiscal year-end financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit which is defined as income before investment income, interest expense and taxes.  All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Three Months Ended July 31,
	2021	2020
Revenues:
FEI-NY	$10,162	$9,839
FEI-Zyfer	3,136	3,922
less intersegment revenues	(343)	(810)
Consolidated revenues	$12,955	$12,951

Operating (loss) income:
FEI-NY	$(1,011)	$(623)
FEI-Zyfer	33	361
less intersegment revenues	(20)	-
Corporate	(689)	(75)
Consolidated operating loss	$(1,687)	$(337)

	July 31, 2021	April 30, 2021
Identifiable assets:
FEI-NY	$37,111	$34,869
FEI-Zyfer	12,233	12,888
less intersegment balances	-	-
Corporate	37,220	38,259
Consolidated identifiable assets	$86,564	$86,016

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $12.4 million and $0.6 million, respectively, of the $13.0 million reported for the three months ended July 31, 2021. The amounts recognized over time as POC and POT were approximately $11.7 million and $1.3 million, respectively, of the $13.0 million reported for the three months ended July 31, 2020. The amounts by segment and product line were as follows:

	Three Months Ended July 31,
	2021			2020
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$9,601	$561	$10,162	$8,622	$1,217	$9,839
FEI-Zyfer	2,801	335	3,136	3,038	884	3,922
Intersegment	-	(343)	(343)	(9)	(801)	(810)
Revenue	$12,402	$553	$12,955	$11,651	$1,300	$12,951

	Three Months Ended July 31,
	(in thousands)
	2021	2020
Revenues by Product Line:
Satellite Revenue	$6,741	$6,651
Government Non-Space Revenue	5,490	5,335
Other Commercial & Industrial Revenue	724	965
Consolidated revenues	$12,955	$12,951

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying consolidated balance sheets. During the first quarters ended July 31, 2021 and 2020, the Company acquired product from Morion in the aggregate amount of approximately $85,000 and $150,000, respectively. During the first quarter ended July 31, 2020, the Company received dividends from Morion in the amount of approximately $105,000, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

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

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at July 31, 2021 and April 30, 2021, respectively, were as follows (in thousands):

	July 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,594	$432	$(62)	$9,964

	April 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,022	$393	$(102)	$10,313

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2021
Fixed Income Securities	$1,390	$(26)	$859	$(36)	$2,249	$(62)

April 30, 2021
Fixed Income Securities	$1,793	$(52)	$614	$(50)	$2,407	$(102)

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2021 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2021, the Company sold or redeemed available-for-sale securities of approximately $1,102,000 realizing gains of approximately $7,000.

Maturities of fixed income securities classified as available-for-sale at July 31, 2021 were as follows, at cost (in thousands):

Current	$3,368
Due after one year through five years	3,758
Due after five years	2,468
$9,594

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in fiscal year 2023.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – CREDIT FACILITY

As of July 31, 2021, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement. On April 12, 2020, the Company received proceeds from a loan under the Paycheck Protection Program (the “PPP Loan”) in the amount of $4,964,810 from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (“CARES”) Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2021, and April 30, 2021, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration was brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Mr. Bloch claimed that defendants violated ERISA rules by denying him deferred compensation benefits. He sought an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claimed that Mr. Bloch could not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, the Court denied the Company’s petition for a stay of arbitration and ordered the parties to proceed to arbitration. On February 16, 2021, the Company filed a Notice of Appeal of that order.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed by the Company for an interim stay of arbitration. On February 16, 2021, the Company filed a Notice of Appeal of those orders.

The arbitration panel in the arbitrations initiated by Mr. Bloch was constituted in March 2021. The same panel served in both arbitrations. On May 6, 2021, Respondents submitted a motion to dismiss the arbitrations on the grounds that Mr. Bloch’s claims are not arbitrable.

On August 25, 2021, the Company settled the aforementioned disputes with Mr. Bloch. Under the Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, the Director Defendants, and the Compensation Committee, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company has agreed to pay Mr. Bloch $6 million on or before September 24, 2021. Prior to the termination of Mr. Bloch’s employment and commencement of the litigation and arbitration proceedings, the Company had been regularly accruing amounts pertaining to Mr. Bloch’s post-employment deferred compensation retirement benefits. As of July 31, 2021, the Company had accrued $6 million for deferred compensation and contingent liability in connection with the settlement with Mr. Bloch. The settlement resulted in a net expense of $650,000 to the Company and will eliminate further legal expenses with respect to the dispute between Mr. Bloch and the Company. This net expense for financial statement purposes has been recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations for the three months ended July 31, 2021.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2021.

Revenue Recognition

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is the government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract.  Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the cost-to-cost method.  Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred.  Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract.  The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known.  Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Marketable Securities

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies.  All marketable securities were held in the custody of one financial institution at July 31, 2021 and April 30, 2021.  Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity.  The Company recognizes gains or losses when securities are sold using the specific identification method.

COVID-19 Pandemic Update and CARES Act

The Company’s priority during the COVID-19 pandemic has been to protect the health and safety of its employees while remaining operational. Within the limitations imposed by governmental health and safety procedures, the Company has continued to manufacture its full range of products at its facilities. The Company has educated employees about COVID-19 symptoms and hygiene best practices. The Company’s policies also include taking an employee’s temperature before entering facilities; mandating handwashing and use of hand sanitizer; requiring social distancing and face coverings; encouraging, and in some cases, requiring remote work for those employees who can work from home; and disinfecting facilities. In addition, unvaccinated employees are required to be tested weekly and show negative results in order to work in the facility. Visitors, contractors, customers and other personnel are required to show proof of vaccination in order to be admitted.

As of July 31, 2021, the Company was aware of fifteen employees that have had confirmed cases of COVID-19 since the pandemic began, with one fatality. Additional employees have been absent or self-quarantined due to possible COVID-19 exposure, although not having tested positive. Since the COVID-19 pandemic began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting following employees either testing positive for COVID-19 or because they had been exposed or possibly exposed to third parties who were positive. Certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules and increased costs associated with procurement of materials and services. The Company continues to monitor these and its other vendors and seek alternative sources of supply, which, in some cases, are being established. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders due to COVID-19 related administrative delays.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the changing dynamics of the pandemic, it is not possible for the Company to estimate potential future effects on its operations, financial condition, or liquidity.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. The Company received a PPP Loan in April 2020, which it repaid in full in May 2020. For more detail regarding the Company’s PPP Loan, see Note 8 in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2021 and 2020, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three Months ended July 31,
	2021	2020
Revenues
FEI-NY	78.4%	76.0%
FEI-Zyfer	24.2	30.3
Less intersegment revenues	(2.6)	(6.3)
	100.0	100.0
Cost of revenues	68.6	68.4
Gross margin	31.4	31.6
Selling and administrative expenses	33.9	24.9
Research and development expenses	10.5	9.2
Operating loss	(13.0)	(2.5)
Other income (loss), net	0.9	0.6
Provision for income taxes	0.0	0.1
Net loss	(12.1)%	(2.0)%

Revenues

	Three months ended July 31,
	(in thousands)
Segment	2021	2020	Change
FEI-NY	$10,162	$9,839	$323	3.3%
FEI-Zyfer	3,136	3,922	(786)	(20.0)
Intersegment revenues	(343)	(810)	467	(57.7)
	$12,955	$12,951	$4	0.0%

For the three months ended July 31, 2021 revenues from commercial and U.S. Government satellite programs accounted for approximately 52% of consolidated revenues compared to approximately 51% of consolidated revenues during this same period in fiscal year 2020. The change in revenue is related to timing of contract awards.  Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 42% of consolidated revenues for the three months ended July 31, 2021 compared to approximately 41% of consolidated revenues during this same period in fiscal year 2020. Other commercial and industrial revenues for the three months ended July 31, 2021 were $0.7 million and represented approximately 6% of consolidated revenues compared to $1.0 million, or 7% of consolidated revenues, in the same period of the prior fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three Months ended July 31,
	(in thousands)
	2021	2020	Change
	$4,062	$4,088	$(26)	(0.6)%
GM Rate	31.4%	31.6%

The gross margin and the GM rate for the three-month period ended July 31, 2021 and 2020, were fairly consistent on a quarter-to-quarter comparison basis. As is typical, gross margin was affected by variations in engineering costs associated with programs in their development versus production phase development and external issues such as COVID-19 related supply chain impacts.

Selling and Administrative Expenses

Three Months ended July 31,
(in thousands)
2021	2020	Change
$4,394	$3,228	$1,166	36.1%

For the three months ended July 31, 2021 and 2020, selling and administrative (“SG&A”) expenses were approximately 34% and 25%, respectively, of consolidated revenues.   The increase in SG&A expenses for the three-month period ended July 31, 2021 was mainly due to increase in professional fees, particularly legal fees associated with ongoing litigation and fluctuation in other expenses. The Company anticipates that SG&A will decrease following settlement of the Bloch litigation issue.

Research and Development Expenses

Three Months ended July 31,
(in thousands)
2021	2020	Change
$1,355	$1,197	$158	13.2%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of technology and enhance future competitiveness.   The R&D rate for the three-month period ended July 31, 2021 was 10% of sales compared to 9% of sales for the same period of the prior fiscal year. The Company’s R&D expense increased year over year as R&D efforts have begun on new product development. The Company plans to continue to invest in R&D to keep its products at the state of the art as well as work on developing new technologies.

Operating Loss

Three Months ended July 31,
(in thousands)
2021	2020	Change
$(1,687)	$(337)	$(1,350)	400.5%

The Company’s results for the three-month period ended July 31, 2021 reflect its continued efforts to control costs, however increased professional fees associated with the Bloch litigation significantly contributed to the Company’s operating loss for the period. Other factors that contributed were the continuing effects of the COVID-19 pandemic and additional engineering costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense), net

	Three Months ended July 31,
	(in thousands)
	2021	2020	Change
Investment income	$93	$107	$(14)	(13.1)%
Interest expense	(20)	(39)	19	(48.7)%
Other income (expense), net	40	16	24	150.0
	$113	$84	$29	34.5%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. The fluctuation in other income (expenses) was due to less interest expense and higher other income compared to the same period of the prior fiscal year.

Income Tax Provision

Three Months ended July 31,
(in thousands)
2021	2020	Change
$1	$9	$(8)	(88.9)%

	Three Months ended July 31,
	2021	2020
Effective tax rate on pre-tax book loss:	(0.1)%	(3.6)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2022 is 0.2%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended July 31, 2021, the Company recorded an income tax provision of $1,000, which includes a discrete income tax provision of $2,000. For the three months ended July 31, 2020, the Company recorded an income tax provision of $9,000, which includes a discrete income tax provision of $16,000 primarily related to an accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended July 31, 2021 is an income tax provision of (0.1)% on a pretax loss of $1.6 million compared to an income tax provision of (3.6)% on a pretax loss of $253,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2021 differs from the U.S. statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of $40.1 million at July 31, 2021 and $40.6 million at April 30, 2021.  Included in working capital at July 31, 2021 and April 30, 2021 was $18.9 million and $20.1 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at July 31, 2021 was 3.6 to 1 compared to 6.0 to 1 as of April 30, 2021.

Net cash used in operating activities for the three months ended July 31, 2021 was $828,000 compared to net cash provided by operating activities of $62,000 in the comparable prior fiscal 2021 period.  The decrease in cash flow in the fiscal 2022 period resulted mainly due to an increase in net loss partially offset by a decrease in non-cash adjustments.  For the three-month periods ended July 31, 2021 and 2020, the Company incurred approximately $708,000 and $1.2 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2021 was $78,000 compared to $514,000 net cash provided by investing activities for the period ended July 31, 2020. During the three months ended July 31, 2021 marketable securities were sold or redeemed in the amount of $1.1 million compared to $725,000 for the same period of fiscal year 2021. During the three months ended July 31, 2021 approximately $676,000 of marketable securities were purchased. There were no purchases for the same period of fiscal year 2021. The Company acquired property, plant and equipment in the amount of approximately $504,000 for the three-month period ended July 31, 2021 compared to $211,000 for the three-month period ended July 31, 2020. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash used in financing activities for the three months ended July 31, 2021 compared to approximately $2.0 million of net cash used in financing activities related to the repayment of the PPP Loan and the amounts borrowed against the Company’s line of credit with UBS Bank USA for the three months ended July 31, 2020.

The Company has been authorized by its Board to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of July 31, 2021, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three months ended July 31, 2021 and 2020 there were no repurchases of shares.

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

As of July 31, 2021, the Company’s consolidated funded backlog was approximately $37 million compared to $40 million at April 30, 2021, the end of fiscal year 2021.  Approximately 82% of this backlog is expected to be realized in the next twelve months.  As of July 31, 2021, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2022 and the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, Mr. Bloch sought to initiate two arbitration proceedings under the AAA Rules (Bloch v. Frequency Electronics, Inc., the Compensation Committee of the Board of Directors of Frequency Electronics, Inc., and the Deferred Compensation Plan Agreement Dated March 7, 2008). One arbitration was brought under a deferred compensation agreement dated March 27, 1980 and the other under a second amended and restated deferred compensation agreement, dated March 7, 2008. Bloch submitted his Statements of Claim in both arbitrations on May 4, 2020.  In both proceedings, Mr. Bloch claimed that defendants violated ERISA rules by denying him deferred compensation benefits. He sought an award for allegedly past due deferred compensation benefits plus interest, clarification as to his future rights to deferred compensation benefits, and attorneys’ fees and costs.

On June 2, 2020, the Company filed a petition for a stay of arbitration and related declaratory relief against Mr. Bloch, in the Supreme Court of the State of New York, New York County (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 652191/2020 (N.Y. Sup. Ct. filed June 2, 2020)). The Company claimed that Mr. Bloch could not arbitrate his claims for deferred compensation because he did not timely appeal the Company’s denial of those claims, and because he failed to comply with the arbitration procedures in the applicable deferred compensation agreement. Mr. Bloch filed a motion on June 16, 2020 seeking a change of venue to the County of Nassau, which the Company opposed on July 7, 2020. The Court granted Mr. Bloch’s motion on September 8, 2020. The case was therefore transferred to the County of Nassau, and assigned to the same Judge hearing the other cases between the parties (Frequency Electronics, Inc. v. Martin B. Bloch, Index No. 611405/2020). In its order dated February 10, 2021 and entered on February 16, 2021, Court denied the Company’s petition for a stay of arbitration and ordered the parties to proceed to arbitration. On February 16, 2021, the Company filed a Notice of Appeal of that order.

On June 5, 2020, Mr. Bloch filed a petition against the Company, the Compensation Committee of the Company’s Board, and the Deferred Compensation Plan Agreement Dated March 7, 2008, as amended (“Respondents”), for the appointment of an arbitrator in one of the arbitration proceedings that Mr. Bloch sought to initiate. The petition was filed in the Supreme Court of the State of New York, County of Nassau (Bloch v. Frequency Electronics, Inc. et al., Index No. 605380/2020 (N.Y. Sup. Ct. filed June 5, 2020)). On June 22, 2020, Respondents moved to dismiss Mr. Bloch’s petition, and he opposed the motion on July 2, 2020. In its orders dated February 10, 2021 and entered on February 16, 2021, the Court granted Mr. Bloch’s petition for the appointment of an arbitrator, denied the Company’s motion to dismiss that petition, and denied a motion previously filed by the Company for an interim stay of arbitration. On February 16, 2021, the Company filed a Notice of Appeal of those orders.

The arbitration panel in the arbitrations initiated by Mr. Bloch was constituted in March 2021. The same panel serves in both arbitrations. On May 6, 2021, Respondents submitted a motion to dismiss the arbitrations on the grounds that Mr. Bloch’s claims are not arbitrable.

On August 25, 2021, the Company settled the aforementioned disputes with Mr. Bloch. Under the Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, the Director Defendants, and the Compensation Committee, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company has agreed to pay Mr. Bloch $6 million on or before September 24, 2021. Prior to the termination of Mr. Bloch’s employment and commencement of the litigation and arbitration proceedings, the Company had been regularly accruing amounts pertaining to Mr. Bloch’s post-employment deferred compensation retirement benefits.  As of July 31, 2021, the Company had accrued $6 million for deferred compensation and contingent liability in connection with the settlement with Mr. Bloch.  The settlement resulted in a net expense of $650,000 to the Company and will eliminate further legal expenses with respect to the dispute between Mr. Bloch and the Company.  This net expense for financial statement purposes has been recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations for the three months ended July 31, 2021. Additionally, the Settlement Terms include general releases between and among parties to the agreement. As reflected in the Settlement Terms, the settlement is not an admission of any wrongdoing by the Company.

The Settlement Terms are binding on the parties thereto, although it is the parties’ intention to enter into a more formal written settlement agreement.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FREQUENCY ELECTRONICS, INC.

              (Registrant)

Date: September 14, 2021                                                                By:   /s/   Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as principal financial officer