Form 10-Q
period 2021-10-31
FREQUENCY ELECTRONICS INC
filed 2021-12-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 6, 2021 – 9,264,590

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

(Unaudited)

	October 31,	April 30,
	2021	2021

ASSETS:
Current assets:
Cash and cash equivalents	$10,623	$9,807
Marketable securities	9,955	10,313
Accounts receivable, net of allowance for doubtful accounts of $111 at October 31, 2021 and April 30, 2021	8,743	5,515
Costs and estimated earnings in excess of billings, net	-	1,948
Inventories, net	19,477	19,661
Prepaid income taxes	453	444
Prepaid expenses and other	1,226	991
Total current assets	50,477	48,679
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,403	9,612
Goodwill	617	617
Cash surrender value of life insurance	9,990	15,396
Other assets	1,804	1,939
Right-of-Use assets – operating leases	9,087	9,773
Total assets	$81,378	$86,016

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$970	$1,080
Accrued liabilities	3,710	5,245
Loss provision accrual	72	57
Operating lease liability	1,779	1,715
Billings in excess of costs and estimated earnings, net	3,479	-
Total current liabilities	10,010	8,097
Deferred compensation	9,007	14,017
Deferred taxes	8	8
Operating lease liability – non-current	7,605	8,366
Other liabilities	119	119
Total liabilities	26,749	30,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,264 shares issued and 9,263 shares outstanding at October 31, 2021; 9,226 shares issued and 9,225 shares outstanding at April 30, 2021	9,264	9,226
Additional paid-in capital	57,693	57,355
Accumulated deficit	(12,535)	(11,457)
Common stock reacquired and held in treasury - at cost (1 share at October 31, 2021 and 1 share at April 30, 2021)	(6)	(6)
Accumulated other comprehensive income	213	291
Total stockholders’ equity	54,629	55,409
Total liabilities and stockholders’ equity	$81,378	$86,016

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations
Revenues	$12,936	$13,990	$25,890	$26,940
Cost of revenues	8,845	8,668	17,738	17,530
Gross margin	4,091	5,322	8,152	9,410
Selling and administrative expenses	2,411	4,124	6,805	7,352
Research and development expenses	1,377	979	2,732	2,177
Operating income (loss)	303	219	(1,385)	(119)

Other income (expense):
Investment income	98	50	191	157
Interest expense	(20)	(36)	(40)	(75)
Other income (expense), net	118	113	158	129
Income (loss) before provision for income taxes	499	346	(1,076)	92
Provision for income taxes	2	17	2	25
Net income (loss)	$497	$329	$(1,078)	$67

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.05	$0.04	$(0.12)	$0.01

Weighted average shares outstanding:
Basic	9,256	9,170	9,246	9,154
Diluted	9,302	9,236	9,246	9,206

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$497	$329	$(1,078)	$67

Unrealized (loss) gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(157)	(176)	(72)	5
Reclassification adjustment for realized gains included in net income, net of tax	-	-	(6)	(10)
Total unrealized (loss) gain on marketable securities, net of tax	(157)	(176)	(78)	(5)

Comprehensive income (loss)	$340	$153	$(1,156)	$62

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,078)	$67
Non-cash charges to earnings	1,765	2,580
Net changes in operating assets and liabilities	974	(667)
Net cash provided by operating activities	1,661	1,980

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,427	1,521
Purchase of marketable securities	(1,164)	(909)
Purchase of property, plant, and equipment, and other assets	(1,108)	(781)
Net cash used in investing activities	(845)	(169)

Net cash used in financing activities:
Repayment of PPP Loan	-	(4,965)
Proceeds from UBS line of credit	-	3,000
Net cash used in financing activities	-	(1,965)

Net increase (decrease) in cash and cash equivalents	816	(154)

Cash and cash equivalents at beginning of period	9,807	3,808

Cash and cash equivalents at end of period	$10,623	$3,654

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$46
Income Taxes	$15	-

Cash refunded during the period for:
Income Taxes	$-	$477

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2021

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,376	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,376	$(6)	$370	$54,112
Contribution of stock to 401(k) plan	10,779	11	100	-	-	-	-	111
Stock-based compensation expense	250	-	66	-	-	-	-	66
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	6,278	6	(6)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(157)	(157)
Net income	-	-	-	497	-	-	-	497
Balance at October 31, 2021	9,264,326	$9,264	$57,693	$(12,535)	1,376	$(6)	$213	$54,629

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2020

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan	-	-	68	-	(14,926)	68	-	136
Stock-based compensation expense	-	-	54	-	-	-	-	54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(109)	-	(23,808)	109	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	171	171
Net loss	-	-	-	(262)		-	-	(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335
Contribution of stock to 401(k) plan	9,496	9	86	-	-	-	-	95
Stock-based compensation expense	-	-	73	-	-	-	-	73
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	2,654	3	(15)	-	(2,586)	12	-	(0)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(176)	(176)
Net income	-	-	-	329	-	-	-	329
Balance at October 31, 2020	9,176,090	$9,176	$57,071	$(12,070)	1,376	$(6)	$485	$54,656

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021 and the results of its operations, changes in stockholders’ equity for the three and six months ended October 31, 2021 and 2020, and cash flows for the six months ended October 31, 2021 and 2020.  The April 30, 2021 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission.  The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. The current resurgence of COVID-19 variants may have additional, unforeseen, impacts. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. For the six months ended October 31, 2021, the Company was impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic and delays in the receipt of anticipated new contracts from customers due to COVID-19 related administrative delays. Management has taken steps to minimize COVID-19 related impacts to our workforce. Given the changing dynamics of the pandemic, it is not possible for the Company to estimate potential future adverse effects on its operations, financial condition, or liquidity for fiscal year 2022. As of July 31, 2021, the Company had returned to normal operations, and the Company will continue to follow CDC and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks, including the possibility of impact from the Omicron variant and other future mutations. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be impacted. If so, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance.  In the latter part of fiscal year 2021, the Company did experience some disruption due to the need to vacate certain areas of its facilities for cleaning and disinfecting as a result of employees potentially being exposed to COVID-19 or following positive COVID-19 test results. Also, certain of the Company’s vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains.  These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share for the three and six months ended October 31, 2021 and 2020, respectively, were as follows:

	Periods ended October 31,
	Three months		Six months
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,256,255	9,169,758	9,246,240	9,154,434
Effect of Dilutive Securities	45,273	66,019	**	51,389
Diluted EPS Shares outstanding	9,301,528	9,235,777	9,246,240	9,205,823

** For the six-months ended October 31, 2021 dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for that period. The exercisable shares excluded for the three- and six-months ended October 31, 2021 was 198,000 and 223,000 options, respectively. The exercisable shares excluded for the three- and six-month periods ended October 31, 2020 was 303,000 and 436,000 options, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At October 31, 2021 and April 30, 2021, billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings, net, respectively, consisted of the following:

	October 31, 2021	April 30, 2021
	(In thousands)
Costs and estimated earnings in excess of billings	$9,882	$12,640
Billings in excess of costs and estimated earnings	(13,361)	(10,692)
Net (liability) asset	$(3,479)	$1,948

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue earned.  Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected and revenue recognized within twelve months of the balance sheet date.  Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the three and six months ended October 31, 2021, revenue recognized under POC contracts was approximately $12.2 million and $24.6 million, respectively. During the three and six months ended October 31, 2020, revenue recognized under POC contracts was approximately $12.9 million and $24.6 million, respectively. Anticipated contract losses, if any, are accrued for in the period such determination is made. Contract losses of approximately $31,000 and $47,000 were recorded for the three and six months ended October 31, 2021, respectively. Contract losses of approximately $121,000 and $731,000 were recorded for the three and six months ended October 31, 2020, respectively.

NOTE D –STOCK TRANSACTIONS

During the three and six-month periods ended October 31, 2021, the Company made contributions of 10,779 and 24,030 shares of its common stock, respectively, to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	October 31, 2021	April 30, 2021
	(In thousands)
Raw Materials and Component Parts	$12,288	$12,386
Work in Progress	6,689	6,259
Finished Goods	500	1,016
	$19,477	$19,661

The amounts above are net of reserves of $7.0 million and $7.3 million as of October 31, 2021 and April 30, 2021, respectively.

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

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows:

	Classification	October 31, 2021	April 30, 2021
		(in thousands)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$9,087	$9,773

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,779	1,715
Operating lease liabilities (long-term)	Lease liability, non-current	7,605	8,366
Total lease liabilities		$9,384	$10,081

Total operating lease expense was $500,000 and $1.0 million for the three and six months ended October 31, 2021, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations. Total operating lease expense was $500,000 and $1.2 million for the three and six months ended October 31, 2020, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of October 31, 2021:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2022	$766
2023	1,837
2024	1,849
2025	1,723
2026	1,317
Thereafter	4,174
Total lease payments	11,666
Less imputed interest	(2,282)
Present value of future lease payments	9,384
Less current obligations under leases	(1,779)
Long-term lease obligations	7,605

As of October 31, 2021, the weighted-average remaining lease term for all operating leases was 7.0 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of October 31, 2021 was 6.22%.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Three months		Six months
	2021	2020	2021	2020
Revenues:
FEI-NY	$10,381	$11,156	$20,543	$20,996
FEI-Zyfer	2,648	3,430	5,783	7,353
less intersegment revenues	(93)	(596)	(436)	(1,409)
Consolidated revenues	$12,936	$13,990	$25,890	$26,940

Operating income (loss):
FEI-NY	$(64)	$41	$(1,075)	$(582)
FEI-Zyfer	(132)	306	(99)	667
less intersegment revenues	-		(20)
Corporate	499	(128)	(191)	(204)
Consolidated operating income (loss)	$303	$219	$(1,385)	$(119)

	October 31, 2021	April 30, 2021
Identifiable assets:
FEI-NY	$36,839	$34,869
FEI-Zyfer	11,060	12,888
less intersegment balances	-	-
Corporate	33,479	38,259
Consolidated identifiable assets	$81,378	$86,016

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $12.2 million and $0.7 million, respectively, of the $12.9 million reported for the three months ended October 31, 2021. Total revenue recognized over time as POC and POT were approximately $24.6 million and $1.3 million, respectively, of the $25.9 million reported for the six months ended October 31, 2021. The amounts recognized over time as POC and POT were approximately $12.9 million and $1.1 million, respectively, of the $14.0 million reported for the three months ended October 31, 2020. The amount recognized over time as POC and POT were approximately $24.6 million and $2.3 million, respectively, of the $26.9 million for the six months ended October 31, 2020. The amounts by segment and product line were as follows:

	Three Months Ended October 31,
	2021			2020
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$9,928	$453	$10,381	$10,235	$921	$11,156
FEI-Zyfer	2,300	348	2,648	2,706	724	3,430
Intersegment	-	(93)	(93)	(1)	(595)	(596)
Revenue	$12,228	$708	$12,936	$12,940	$1,050	$13,990

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended October 31,
	2021			2020
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$19,529	$1,014	$20,543	$18,857	$2,139	$20,996
FEI-Zyfer	5,100	683	5,783	5,744	1,609	7,353
Intersegment	-	(436)	(436)	(10)	(1,399)	(1,409)
Revenue	$24,629	$1,261	$25,890	$24,591	$2,349	$26,940

	Periods ended October 31,
	(in thousands)
	Three months		Six months
	2021	2020	2021	2020
Revenues by Product Line:
Satellite Revenue	$6,603	$7,576	$13,343	$14,228
Government Non-Space Revenue	5,099	5,520	10,590	10,855
Other Commercial & Industrial Revenue	1,234	894	1,957	1,857
Consolidated revenues	$12,936	$13,990	$25,890	$26,940

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis.  This investment of approximately $800,000 is included in other assets in the accompanying consolidated balance sheets. During the three and six months ended October 31, 2021, the Company acquired product from Morion in the aggregate amount of approximately $34,000 and $120,000, respectively. During the three and six months ended October 31, 2020, the Company acquired product from Morion in the aggregate amount of approximately $118,000 and $268,000, respectively. During the six months ended October 31, 2021 and 2020, the Company received dividends from Morion in the amount of approximately $123,000 and $105,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2021 and April 30, 2021, respectively, were as follows (in thousands):

	October 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$9,746	$313	$(104)	$9,955

	April 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,022	$393	$(102)	$10,313

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2021
Fixed Income Securities	$1,913	$(22)	$1,325	$(82)	$3,238	$(104)

April 30, 2021
Fixed Income Securities	$1,793	$(52)	$614	$(50)	$2,407	$(102)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2021 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three and six months ended October 31, 2021, the Company sold or redeemed available-for-sale securities of approximately $325,000 and $1.4 million, respectively, realizing gains of approximately $7,000 for the six months ended October 31, 2021.

Maturities of fixed income securities classified as available-for-sale at October 31, 2021 were as follows, at cost (in thousands):

Current	$3,154
Due after one year through five years	4,154
Due after five years	2,438
$9,746

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

NOTE K – CREDIT FACILITY

As of October 31, 2021, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement. On April 12, 2020, the Company received proceeds from a loan under the Paycheck Protection Program (the “PPP Loan”) in the amount of $4,964,810 from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (“CARES”) Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2021, and April 30, 2021, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission.  The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory.  Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products.  Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and six months ended October 31, 2021.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Significant judgment is used in evaluating the financial information for certain contracts to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor. The Company evaluates the amount of development risk associated with new contracts which entail the development of new or significantly modified products and incorporates additional costs to cover these risks. These are estimates based on the company’s best judgement, but because this entails estimations based on products not heretofore developed, there is risk that the estimates may ultimately prove to be incorrect and that costs are impacted.

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

As of October 31, 2021, the Company was aware of fifteen employees that have had confirmed cases of COVID-19 since the pandemic began, with one fatality. Additional employees have been absent or self-quarantined due to possible COVID-19 exposure, although not having tested positive. Since the COVID-19 pandemic began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting following employees either testing positive for COVID-19 or because they had been exposed or possibly exposed to third parties who were positive. Certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules and increased costs associated with procurement of materials and services. The Company continues to monitor these and its other vendors and seek alternative sources of supply, which, in some cases, are being established. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders due to COVID-19 related administrative delays.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and six months ended October 31, 2021 and 2020, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Six months
	Periods ended October 31,
	2021	2020	2021	2020
Revenues
FEI-NY	80.2%	79.7%	79.3%	77.9%
FEI-Zyfer	20.5	24.5	22.3	27.3
Less intersegment revenues	(0.7)	(4.2)	(1.6)	(5.2)
	100.0	100.0	100.0	100.0
Cost of revenues	68.4	62.0	68.5	65.1
Gross margin	31.6	38.0	31.5	34.9
Selling and administrative expenses	18.6	29.5	26.3	27.3
Research and development expenses	10.7	7.0	10.6	8.1
Operating income (loss)	2.3	1.5	(5.4)	(0.5)
Other income (loss), net	1.5	0.9	1.2	0.8
Provision for income taxes	0.0	0.1	-	0.1
Net income (loss)	3.8%	2.5%	(4.2)%	0.4%

Revenues

	Three months				Six months
	Periods ended October 31,
	(in thousands)
Segment	2021	2020	Change		2021	2020	Change
FEI-NY	$10,381	$11,156	$(775)	(6.9)%	$20,543	$20,996	$(453)	(2.2)%
FEI-Zyfer	2,648	3,430	(782)	(22.8)	5,783	7,353	(1,570)	(21.4)
Intersegment revenues	(93)	(596)	503	(84.4)	(436)	(1,409)	973	(69.1)
	$12,936	$13,990	$(1,054)	(7.5)%	$25,890	$26,940	$(1,050)	(3.9)%

For the three months ended October 31, 2021 revenues from commercial and U.S. Government satellite programs accounted for approximately 51% of consolidated revenues compared to approximately 54% of consolidated revenues during this same period in fiscal year 2021. Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 39% of consolidated revenues for both the three months ended October 31, 2021 and 2020. Other commercial and industrial revenues for the three months ended October 31, 2021 were $1.2 million and represented approximately 10% of consolidated revenues compared to $0.9 million, or 6% of consolidated revenues, in the same period of the prior fiscal year.

For the six months, ended October 31, 2021 revenues from commercial and U.S. Government satellite programs accounted for approximately 52% of consolidated revenues compared to approximately 53% of consolidated revenues during this same period in fiscal year 2021. Revenues on these contracts are recognized primarily under the POC method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments accounted for approximately 40% of consolidated revenues for the six months ended October 31, 2021 and 2020. Other commercial and industrial revenues for the six months ended October 31, 2021 were $2.0 million and represented approximately 8% of consolidated revenues compared to $1.9 million, or 7% of consolidated revenues, in the same period of the prior fiscal year.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2021	2020	Change		2021	2020	Change
	$4,091	$5,322	$(1,231)	(23.1)%	$8,152	$9,410	$(1,258)	(13.4)%
GM Rate	31.6%	38.0%			31.5%	34.9%

For the three and six-month periods ended October 31, 2021, gross margin and GM Rate decreased as compared to the same periods in fiscal year 2021. The decrease in gross margin and GM Rate was due to increased engineering costs on development phase programs that experienced particularly complex technical challenges, as well as cost impacts on several programs resulting from supply chain problems. Lack of availability of parts and materials and/or quality problems with traditional vendors resulted in the need to redesign certain electronic units to replace unavailable parts with different parts that were available in order to maintain contract delivery schedules. In several cases, re-procurement of circuit boards and mechanical parts was necessitated by quality issues in the supply chain, further contributing to increased costs.

Selling and Administrative Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2021	2020	Change		2021	2020	Change
$2,411	$4,124	$(1,713)	(41.5)%	$6,805	$7,352	$(547)	(7.4)%

For the three months ended October 31, 2021 and 2020, SG&A expenses were approximately 19% and 30%, respectively, of consolidated revenues. For the six months ended October 31, 2021 and 2020, selling and administrative (“SG&A”) expenses were approximately 26% and 27%, respectively, of consolidated revenues.  The decrease in SG&A expenses is mainly due to the decrease in professional fees. With the previously announced settlement of litigation with the Company’s former Chief Scientist and former members of the Board of Directors, we expect this trend to continue as expenses normalize.

Research and Development Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2021	2020	Change		2021	2020	Change
$1,377	$979	$398	40.7%	$2,732	$2,177	$555	25.5%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness.  The R&D rate for the three-month period ended October 31, 2021 was 11% of sales compared to 7% of sales for the same period of the previous fiscal year. The R&D rate for the six-month period ended October 31, 2021 was 11% of sales compared to 8% of sales for the same period of the previous fiscal year.  R&D increases in the first and second quarters of fiscal 2022 were due to higher than usual level of internal R&D associated with investments the Company is making in new technology developments related to atomic clocks and low-noise oscillators that are intended to produce long-term increases in revenue and position the Company to compete in the market place with next generation products. The Company plans to continue to invest in R&D to keep its products at the state of the art.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Income (Loss)

Three months				Six months
Periods ended October 31,
(in thousands)
2021	2020	Change		2021	2020	Change
$303	$219	$84	38.4%	$(1,385)	$(119)	$(1,266)	NM

During the three-month period ended October 31, 2021, the Company reported an operating profit based upon reduced professional fees as a result of previously announced settlement of litigation with the Company’s former Chief Scientist and former members of the Board of Directors. The Company’s results for the six-month period ended October 31, 2021 reflects the increased professional fees and charges related to litigation. During both periods the Company experienced increased supply chain costs and delays.

Other Income (Expense), net

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2021	2020	Change		2021	2020	Change
Investment income	$98	$50	$48	96.0%	$191	$157	$34	21.7%
Interest expense	(20)	(36)	16	(44.4)%	(40)	(75)	35	(46.7)%
Other income (expense), net	118	113	5	4.4%	158	129	29	22.4%
	$196	$127	$69	54.3%	$309	$211	$98	46.4%

Investment income is derived primarily from the Company’s holdings of marketable securities.  Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the six-month period ended October 31, 2021 investment income includes a $123,000 dividend from Morion, compared to a $105,000 dividend from Morion in the same period in fiscal 2021.

Income Tax Provision

Three months				Six months
Periods ended October 31,
(in thousands)
2021	2020	Change		2021	2020	Change
$2	$17	$(15)	(88.2)%	$2	$25	$(23)	(92.0)%

	Three months		Six months
	Periods ended October 31,
	2021	2020	2021	2020
Effective tax rate on pre-tax book income (loss):	0.4%	4.9%	(0.2)%	27.2%

The estimated annual effective tax rate for the fiscal year ending April 30, 2022 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the three months ended October 31, 2021, the Company recorded an income tax provision of $1,504. For the three months ended October 31, 2020, the Company recorded an income tax provision of $17,000, which includes a discrete income tax provision of $9,000 primarily related to an accrual of interest for unrecognized tax benefits.

For the six months ended October 31, 2021, the Company recorded an income tax provision of $2,250. For the six months ended October 31, 2020, the Company recorded a discrete income tax provision of $25,000, primarily related to an accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended October 31, 2021 is an income tax provision of 0.4% on pretax income of $499,000 compared to an income tax provision of 4.9% on pretax income of $346,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2021 differs from the U.S. statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the six months ended October 31, 2021 is an income tax provision of (0.2) % on a pretax loss of $1.1 million compared to an income tax provision of 27.2% on pretax income of $92,000 in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2021 differs from the U.S. statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of $40.5 million at October 31, 2021 and $40.6 million at April 30, 2021.  Included in working capital at October 31, 2021 and April 30, 2021 was $20.6 million and $20.1 million, respectively, consisting of cash, cash equivalents, and marketable securities.  The Company’s current ratio at October 31, 2021 was 5.0 to 1 compared to 6.0 to 1 as of April 30, 2021.

Net cash provided by operating activities for the six-month periods ended October 31, 2021 and 2020 was $1.7 million and $1.9 million, respectively.  The decrease in cash flow in the fiscal 2022 period resulted mainly due to an increase in net loss and non-cash adjustments offset by a decrease in receivables and other assets.  For the six-month periods ended October 31, 2021 and 2020, the Company incurred approximately $2.8 million and $2.6 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, deferred compensation, and accruals for employee benefit programs. During the fiscal year the Company billed milestones on certain newer contracts that require longer lead times to procure materials and parts required to complete the projects. It has not been determined if this will occur going forward on new contracts or if it is specifically related to the current projects.

Net cash used in investing activities for the six-month periods ended October 31, 2021 and 2020 was $845,000 and $169,000, respectively. During the six months ended October 31, 2021 marketable securities were sold or redeemed in the amount of $1.4 million compared to $1.5 million for the same period of fiscal year 2021. During the six months ended October 31, 2021 approximately $1.2 million of marketable securities were purchased compared to $900,000 for the same period of fiscal year 2021. The Company acquired property, plant and equipment in the amount of approximately $1.1 million and $800,000 for the six-month periods ended October 31, 2021 and 2020, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash used in financing activities for the six months ended October 31, 2021 compared to approximately $2.0 million of net cash used in financing activities related to the repayment of the PPP Loan and the amounts borrowed against the Company’s line of credit with UBS Bank USA for the six months ended October 31, 2020.

The Company has been authorized by its Board to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise.  As of October 31, 2021, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization.  For the three and six months ended October 31, 2021 and 2020 there were no repurchases of shares.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

As of October 31, 2021, the Company’s consolidated funded backlog was approximately $38 million compared to $40 million at April 30, 2021, the end of fiscal year 2021.  Approximately 82% of this backlog is expected to be realized in the next twelve months.  As of October 31, 2021, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 15, 2022 and the foreseeable future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 25, 2021, the Company settled its previously disclosed disputes with Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board. Under the previously disclosed Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board (collectively, the “Director Defendants”), and the Company’s Compensation Committee, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company agreed to pay Mr. Bloch $6 million on or before September 24, 2021.

Consistent with the Settlement Terms, on September 21, 2021, the Company, the Director Defendants, the Company’s Compensation Committee and Mr. Bloch and certain members of Mr. Bloch’s family entered into a formal written settlement agreement, providing for the Company’s payment of $6 million in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings. This settlement agreement concludes all previously disclosed disputes between Mr. Bloch and the Company, the Director Defendants and the Company’s Compensation Committee. Prior to the termination of Mr. Bloch’s employment and commencement of the litigation and arbitration proceedings, the Company had been regularly accruing amounts pertaining to Mr. Bloch’s post-employment deferred compensation retirement benefits.  As of July 31, 2021, the Company had accrued $6 million for deferred compensation and contingent liability in connection with the settlement with Mr. Bloch.  The settlement resulted in a net expense of $650,000 to the Company and eliminates further legal expenses with respect to the dispute between Mr. Bloch and the Company.  This net expense for financial statement purposes was recognized in selling and administrative expenses on the Condensed Consolidated Statements of Operations for the three months ended July 31, 2021. Additionally, the settlement agreement includes general releases between and among the parties to the agreement. As reflected in the settlement agreement, the settlement is not an admission of any wrongdoing by the Company

Item 6.  Exhibits

10.1

Settlement and Release Agreement, dated September 21, 2021, by and among Martin B. Bloch, Tatiana Bloch, Anna Sophia Bloch, a minor, by her guardian Martin B. Bloch, Anna Kochurova, Valery Kacharau, Jerry Bloch, Helen Bloch, Marlon Bishop, Chloe Bishop, Megan Wylie, the Company, the Compensation Committee of the Board of Directors of the Company, Dr. Stanton D. Sloane, Richard Schwartz, Gen. Lance W. Lord, USAF (ret.), Jonathan Brolin, and Russell M. Sarachek.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FREQUENCY ELECTRONICS, INC.

              (Registrant)

Date: December 14, 2021                                                                By:   /s/   Steven L. Bernstein

       Steven L. Bernstein

       Chief Financial Officer, Secretary and Treasurer

       Signing on behalf of the registrant and as principal financial officer