Form 10-Q
period 2022-01-31
FREQUENCY ELECTRONICS INC
filed 2022-03-15
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of March 11, 2022 – 9,283,652

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

(Unaudited)

	January 31,	April 30,
	2022	2021
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$12,136	$9,807
Marketable securities	10,107	10,313
Accounts receivable, net of allowance for doubtful accounts of $111 at January 31, 2022 and April 30, 2021	6,834	5,515
Costs and estimated earnings in excess of billings, net	-	1,948
Inventories, net	19,710	19,661
Prepaid income taxes	450	444
Prepaid expenses and other	1,155	991
Total current assets	50,392	48,679
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,174	9,612
Goodwill	617	617
Cash surrender value of life insurance	10,149	15,396
Other assets	1,735	1,939
Right-of-Use assets – operating leases	9,149	9,773
Total assets	$81,216	$86,016

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,188	$1,080
Accrued liabilities	4,163	5,245
Loss provision accrual	236	57
Operating lease liability	1,739	1,715
Billings in excess of costs and estimated earnings, net	3,115	-
Total current liabilities	10,441	8,097
Deferred compensation	9,093	14,017
Deferred taxes	8	8
Operating lease liability – non-current	7,708	8,366
Other liabilities	119	119
Total liabilities	27,369	30,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,285 shares issued and 9,284 shares outstanding at January 31, 2022; 9,226 shares issued and 9,225 shares outstanding at April 30, 2021	9,285	9,226
Additional paid-in capital	57,834	57,355
Accumulated deficit	(13,270)	(11,457)
Common stock reacquired and held in treasury - at cost (1 share at January 31, 2022 and 1 share at April 30, 2021)	(6)	(6)
Accumulated other comprehensive income	4	291
Total stockholders’ equity	53,847	55,409
Total liabilities and stockholders’ equity	$81,216	$86,016

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations
Revenues	$12,245	$11,672	$38,136	$38,612
Cost of revenues	9,005	8,868	26,744	26,398
Gross margin	3,240	2,804	11,392	12,214
Selling and administrative expenses	2,832	2,454	9,637	9,805
Research and development expenses	1,129	1,289	3,861	3,466
Operating loss	(721)	(939)	(2,106)	(1,057)

Other income (expense):
Investment income	4	160	195	316
Interest expense	(19)	(9)	(59)	(84)
Other income (expense), net	2	-	160	129
Loss before provision for income taxes	(734)	(788)	(1,810)	(696)
Provision for income taxes	1	12	3	37
Net loss	$(735)	$(800)	$(1,813)	$(733)

Net loss per common share:
Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.20)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	9,279	9,185	9,257	9,165

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(735)	$(800)	$(1,813)	$(733)

Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(211)	(22)	(283)	(18)
Reclassification adjustment for realized gains included in net income, net of tax	2	(12)	(4)	(21)
Total unrealized loss on marketable securities, net of tax	(209)	(34)	(287)	(39)

Comprehensive loss	$(944)	$(834)	$(2,100)	$(772)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,813)	$(733)
Non-cash charges to earnings	2,870	3,411
Net changes in operating assets and liabilities	2,913	6,655
Net cash provided by operating activities	3,970	9,333

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,739	1,998
Purchase of marketable securities	(1,846)	(1,948)
Purchase of fixed assets and other assets	(1,534)	(971)
Net cash used in investing activities	(1,641)	(921)

Net cash used in financing activities:
Repayment of PPP Loan	-	(4,965)
Proceeds from UBS line of credit	-	3,000
Repayment of UBS line of credit	-	(3,000)
Net cash used in financing activities	-	(4,965)

Net increase in cash and cash equivalents	2,329	3,447

Cash and cash equivalents at beginning of period	9,807	3,808

Cash and cash equivalents at end of period	$12,136	$7,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59	$102
Income taxes	$15	-

Cash refunded during the period for:
Income taxes	$-	$511

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2022

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,376	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,376	$(6)	$370	$54,112
Contribution of stock to 401(k) plan	10,779	11	100	-	-	-	-	111
Stock-based compensation expense	250	-	66	-	-	-	-	66
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	6,278	6	(6)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(157)	(157)
Net income	-	-	-	497	-	-	-	497
Balance at October 31, 2021	9,264,326	$9,264	$57,693	$(12,535)	1,376	$(6)	$213	$54,629
Contribution of stock to
401(k) plan	7,045	7	63	-	-	-	-	70
Stock-based compensation expense	7,953	8	83	-	-	-	-	91
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	5,192	6	(5)	-	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	-	-	(209)	(209)
Net loss	-	-	-	(735)	-	-	-	(735)
Balance at January 31, 2022	9,284,516	$9,285	$57,834	$(13,270)	1,376	$(6)	$4	$53,847

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2021

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan	-	-	68	-	(14,926)	68	-	136
Stock-based compensation expense	-	-	54	-	-	-	-	54
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(109)	-	(23,808)	109	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	171	171
Net loss	-	-	-	(262)	-	-	-	(262)
Balance at July 31, 2020	9,163,940	$9,164	$56,927	$(12,399)	3,962	$(18)	$661	$54,335
Contribution of stock to
401(k) plan	9,496	9	86	-	-	-	-	95
Stock-based compensation expense	-	-	73	-	-	-	-	73
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	2,654	3	(15)	-	(2,586)	12	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(176)	(176)
Net income	-	-	-	329	-	-	-	329
Balance at October 31, 2020	9,176,090	$9,176	$57,071	$(12,070)	1,376	$(6)	$485	$54,656
Contribution of stock to 401(k) plan	6,116	6	63	-	-	-	-	69
Stock-based compensation expense	4,200	4	65	-	-	-	-	69
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	7,363	8	(7)	-	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	-	-	(34)	(34)
Net loss	-	-	-	(800)	-	-	-	(800)
Balance at January 31, 2021	9,193,769	$9,194	$57,192	$(12,870)	1,376	$(6)	$451	$53,961

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2022 and the results of its operations, changes in stockholders’ equity for the three and nine months ended January 31, 2022 and 2021, and cash flows for the nine months ended January 31, 2022 and 2021. The April 30, 2021 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission. The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. The current resurgence of COVID-19 variants may have additional, unforeseen, impacts. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. For the nine months ended January 31, 2022, the Company was impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, supply chain delays and shortages due to COVID-19 impacts to various vendors, and delays in the receipt of anticipated new contracts from customers due to COVID-19 related administrative delays. Management has taken steps to minimize COVID-19 related impacts to our workforce. Given the changing dynamics of the pandemic, it is not possible for the Company to estimate potential future adverse effects on its operations, financial condition, or liquidity for fiscal year 2022. As of July 31, 2021, the Company had returned to normal operations. The Company continues to follow CDC and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks, including the possibility of impact from possible future variants. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be impacted. If so, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. Through the third quarter of fiscal year 2022, the Company experienced some disruption due to the need to vacate certain areas of its facilities for cleaning and disinfecting as a result of employees potentially being exposed to COVID-19 or following positive COVID-19 test results, as well as employee absenteeism related to COVID-19 exposure or illness. Also, certain of the Company’s vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share for the three- and nine-months ended January 31, 2022 and 2021, respectively, were as follows:

	Periods ended January 31,
	Three months		Nine months
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,278,840	9,185,235	9,257,107	9,164,714
Effect of Dilutive Securities	**	**	**	**
Diluted EPS Shares outstanding	9,278,840	9,185,235	9,257,107	9,164,714

** For the three and nine-months ended January 31, 2022 and 2021, dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three- and nine-months ended January 31, 2022 was 223,000 options. The exercisable shares excluded for the three- and nine-months ended January 31, 2021 was 229,000 and 331,000 options, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS, NET

At January 31, 2022 and April 30, 2021, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, respectively, consisted of the following:

	January 31, 2022	April 30, 2021
	(In thousands)
Costs and estimated earnings in excess of billings	$9,600	$12,640
Billings in excess of costs and estimated earnings	(12,715)	(10,692)
Net (liability) asset	$(3,115)	$1,948

Such amounts represent revenue recognized on long-term contracts that had not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue earned. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected and revenue recognized within twelve months of the balance sheet date. Revenue on these long-term contracts is accounted for on the percentage of completion (“POC”) basis. During the three and nine months ended January 31, 2022, revenue recognized under POC contracts was approximately $11.8 million and $36.4 million, respectively. During the three and nine months ended January 31, 2021, revenue recognized under POC contracts was approximately $10.8 million and $35.6 million, respectively. Anticipated contract losses, if any, are accrued for in the period such determination is made. Contract losses of approximately $171,000 and $218,000 were recorded for the three and nine months ended January 31, 2022, respectively. Contract losses of approximately $144,000 and $876,000 were recorded for the three and nine months ended January 31, 2021, respectively.

NOTE D –STOCK TRANSACTIONS

During the three and nine-month periods ended January 31, 2022, the Company made contributions of 7,045 and 31,075 shares of its common stock, respectively, to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES, NET

Inventories, which is reported at the lower of cost and net realizable value, consisted of the following:

	January 31, 2022	April 30, 2021
	(In thousands)
Raw materials and component parts	$12,262	$12,386
Work in progress	6,939	6,259
Finished goods	509	1,016
	$19,710	$19,661

The amounts above are net of reserves of $7.0 million and $7.3 million as of January 31, 2022 and April 30, 2021, respectively.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and research and development facilities, which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company elected the practical expedient for short-term leases, which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the balance sheet.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows:

	Classification	January 31, 2022	April 30, 2021
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$9,149	$9,773

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,739	1,715
Operating lease liabilities (long-term)	Lease liability, non-current	7,708	8,366
Total lease liabilities		$9,447	$10,081

Total operating lease expense was $500,000 and $1.5 million for the three and nine-months ended January 31, 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations. Total operating lease expense was $500,000 and $1.5 million for the three and nine-months ended January 31, 2021, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of January 31, 2022:

Fiscal Year Ending April 30,
(in thousands)
Remainder of 2022	$309
2023	1,981
2024	1,993
2025	1,832
2026	1,317
Thereafter	4,176
Total lease payments	11,608
Less imputed interest	(2,161)
Present value of future lease payments	9,447
Less current obligations under leases	(1,739)
Long-term lease obligations	$7,708

As of January 31, 2022, the weighted-average remaining lease term for all operating leases was 6.5 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of January 31, 2022 was 6.15%.

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

The FEI-NY segment also includes the operations of the Company’s wholly owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the fiscal year-end financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission. The Company evaluates the performance of its segments and allocates resources to them based on operating profit, which is defined as income before investment income, interest expense and taxes. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the condensed consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Three months		Nine months
	2022	2021	2022	2021
Revenues:
FEI-NY	$10,855	$9,411	$31,399	$30,406
FEI-Zyfer	1,558	2,481	7,341	9,833
less intersegment revenues	(168)	(220)	(604)	(1,627)
Consolidated revenues	$12,245	$11,672	$38,136	$38,612

Operating loss:
FEI-NY	$670	$(413)	$(1,051)	$(991)
FEI-Zyfer	(674)	(456)	(773)	211
less intersegment revenues	(646)	-	(20)	-
Corporate	(71)	(70)	(262)	(277)
Consolidated operating income (loss)	$(721)	$(939)	$(2,106)	$(1,057)

	January 31, 2022	April 30, 2021
Identifiable assets:
FEI-NY	$35,245	$34,869
FEI-Zyfer	10,714	12,888
Corporate	35,257	38,259
Consolidated identifiable assets	$81,216	$86,016

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $11.8 million and $0.5 million, respectively, of the $12.2 million reported for the three months ended January 31, 2022. Total revenue recognized over time, as POC and POT were approximately $36.4 million and $1.7 million, respectively, of the $38.1 million reported for the nine months ended January 31, 2022. Total revenue recognized over time as POC and POT were approximately $10.8 million and $0.9 million, respectively, of the $11.7 million reported for the three months ended January 31, 2021. Total revenue recognized over time, as POC and POT were approximately $35.6 million and $3.0 million, respectively, for the nine months ended January 31, 2021. The amounts by segment and product line were as follows:

	Three Months Ended January 31,
	2022			2021
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$10,462	$393	$10,855	$8,990	$421	$9,411
FEI-Zyfer	1,316	242	1,558	1,825	656	2,481
Intersegment	(1)	(167)	(168)	-	(220)	(220)
Revenue	$11,777	$468	$12,245	$10,815	$857	$11,672

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended January 31,
	2022			2021
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$29,991	$1,408	$31,399	$27,997	$2,409	$30,406
FEI-Zyfer	6,416	925	7,341	7,569	2,264	9,833
Intersegment	(1)	(603)	(604)	(10)	(1,617)	(1,627)
Revenue	$36,406	$1,730	$38,136	$35,556	$3,056	$38,612

	Periods ended January 31,
	(in thousands)
	Three months		Nine months
	2022	2021	2022	2021
Revenues by Product Line:
Satellite Revenue	$7,525	$5,822	$20,868	$20,050
Government Non-Space Revenue	4,315	5,469	14,905	16,324
Other Commercial & Industrial Revenue	405	381	2,363	2,238
Consolidated revenues	$12,245	$11,672	$38,136	$38,612

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis. This investment of approximately $800,000 is included in other assets in the accompanying consolidated balance sheets. During the three and nine months ended January 31, 2022, the Company acquired product from Morion in the aggregate amount of approximately $95,000 and $215,000, respectively. During the three and nine months ended January 31, 2021, the Company acquired product from Morion in the aggregate amount of approximately $199,000 and $467,000, respectively. During the nine months ended January 31, 2022 and 2021, the Company received dividends from Morion in the amount of approximately $123,000 and $105,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

Morion is a less than wholly owned subsidiary of Gazprombank, a state-owned Russian bank. The U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI. On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI. As of February 24, 2022, Gazprombank is also subject to Directive 3 under Executive Order 14024, which contains similar restrictions on new extensions of credit.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2022 and April 30, 2021, respectively, were as follows (in thousands):

	January 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,102	$196	$(191)	$10,107

	April 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,022	$393	$(102)	$10,313

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2022
Fixed Income Securities	$2,119	$(50)	$2,222	$(141)	$4,341	$(191)

April 30, 2021
Fixed Income Securities	$1,793	$(52)	$614	$(50)	$2,407	$(102)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at January 31, 2022 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three and nine months ended January 31, 2022, the Company sold or redeemed available-for-sale securities of approximately $312,000 and $1.7 million, respectively, realizing gains of approximately $5,000 for the nine months ended January 31, 2022.

Maturities of fixed income securities classified as available-for-sale at January 31, 2022 were as follows, at cost (in thousands):

Current	$3,378
Due after one year through five years	4,918
Due after five years	1,806
$10,102

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s money market, business account, and U.S. securities are valued on a Level 1 basis. The Company’s fixed income corporate debt securities and certificates of deposit are valued on a Level 2 basis.

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

NOTE K – CREDIT FACILITY

As of January 31, 2022, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement. On April 12, 2020, the Company received proceeds from a loan under the Paycheck Protection Program (the “PPP Loan”) in the amount of $4,964,810 from JPMorgan Chase Bank, N.A. as the Lender, pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (“CARES”) Act. The PPP Loan was repaid in full on May 6, 2020.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of January 31, 2022, and April 30, 2021, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Consistent with the Settlement Terms, on September 21, 2021, the Company, the Director of Defendants, the Company’s Compensation Committee and Mr. Bloch and certain members of Mr. Bloch’s family entered into a formal written settlement agreement, providing for the Company’s payment of $6 million in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings. This settlement agreement concluded all previously disclosed disputes between Mr. Bloch and the Company, the Director Defendants and the Company’s Compensation Committee. Prior to the termination of Mr. Bloch’s employment and commencement of the litigation and arbitration proceedings, the Company had been regularly accruing amounts pertaining to Mr. Bloch’s post-employment deferred compensation retirement benefits. As of July 31, 2021, the Company had accrued $6 million for deferred compensation and contingent liability in connection with the settlement with Mr. Bloch. The settlement resulted in a net expense of $650,000 to the Company and eliminated further legal expenses with respect to the dispute between Mr. Bloch and the Company. This net expense for financial statement purposes was recognized in selling and administrative expenses on the condensed consolidated statements of operations during the three months ended July 31, 2021.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed on June 30, 2021 with the Securities and Exchange Commission. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and nine months ended January 31, 2022.

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

As of January 31, 2022, the Company was aware of sixty employees that have had confirmed cases of COVID-19 since the pandemic began, with one fatality. Additional employees have been absent or self-quarantined due to possible COVID-19 exposure, although not necessarily having tested positive. Since the COVID-19 pandemic began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting following either employees testing positive for COVID-19 or because they had been exposed or possibly exposed to third parties who were positive. Certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules and increased costs associated with procurement of materials and services. The Company continues to monitor these and other vendors and seek alternative sources of supply, which, in some cases, are being established. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders due to COVID-19 related administrative delays.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and nine months ended January 31, 2022 and 2021, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Nine months
	Periods ended January 31,
	2022	2021	2022	2021
Revenues
FEI-NY	88.6%	80.6%	82.3%	78.7%
FEI-Zyfer	12.7	21.3	19.2	25.5
Less intersegment revenues	(1.3)	(1.9)	(1.5)	(4.2)
	100.0	100.0	100.0	100.0
Cost of revenues	73.5	76.0	70.1	68.4
Gross margin	26.5	24.0	29.9	31.6
Selling and administrative expenses	23.2	21.0	25.3	25.3
Research and development expenses	9.2	11.0	10.1	9.0
Operating loss	(5.9)	(8.0)	(5.5)	(2.7)
Other income (loss), net	(0.1)	1.3	0.7	0.9
Provision for income taxes	0.0	0.1	-	0.1
Net loss	(6.0)%	(6.8)%	(4.8)%	(1.9)%

Revenues

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
Segment	2022	2021	Change		2022	2021	Change
FEI-NY	$10,855	$9,411	$1,444	15.3%	$31,399	$30,406	$993	3.3%
FEI-Zyfer	1,558	2,481	(923)	(37.2)	7,341	9,833	(2,492)	(25.3)
Intersegment revenues	(168)	(220)	52	(23.6)	(604)	(1,627)	1,023	(62.9)
	$12,245	$11,672	$573	4.9%	$38,136	$38,612	$(476)	(1.2)%

For the three months ended January 31, 2022 revenues from commercial and U.S. Government satellite programs accounted for approximately 62% of consolidated revenues compared to approximately 50% of consolidated revenues during this same period in fiscal year 2021. Revenues are recognized primarily under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 35% of consolidated revenues compared to approximately 47% of consolidated revenue during the same period in fiscal year 2021. Other commercial and industrial revenues accounted for approximately 3% of consolidated revenue for both the three months ended January 31, 2022 and 2021.

For the nine months ended January 31, 2022 revenues from commercial and U.S. Government satellite programs accounted for approximately 55% of consolidated revenues compared to approximately 52% of consolidated revenues during this same period in fiscal year 2021. Differences in composition, as well as overall revenue decreases for the quarter resulted from a decline in revenue at FEI-Zyfer. Revenues are recognized primarily under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments accounted for approximately 39% of consolidated revenues for the nine months ended January 31, 2022 compared to approximately 42% of consolidated revenue during the same period of fiscal year 2021. Other commercial and industrial revenues for the nine months ended January 31, 2022 and 2021 accounted approximately 6% of consolidated revenues.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2022	2021	Change		2022	2021	Change
	$3,240	$2,804	$436	15.5%	$11,392	$12,214	$(822)	(6.7)%
GM Rate	26.5%	24.0%			29.9%	31.6%

For the three-month period ended January 31, 2022, gross margin and GM Rate increased compared to the same period in fiscal year 2021. The increase in gross margin and GM Rate was affected by variations in engineering costs associated with programs in their development vs production phase in the prior year. For the nine-month period ended January 31, 2022, gross margin and GM Rate decreased as compared to the same period in fiscal year 2021. The decrease in gross margin and GM Rate was due to increased engineering costs on development phase programs that experienced particularly complex technical challenges, as well as cost impacts on several programs resulting from supply chain problems. Lack of availability of parts and materials and/or quality problems with traditional vendors resulted in the need to redesign certain electronic units to replace unavailable parts with different parts that were available in order to maintain contract delivery schedules. In several cases, re-procurement of circuit boards and mechanical parts was necessitated by quality issues in the supply chain, further contributing to increased costs.

Selling and Administrative Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$2,832	$2,454	$378	15.4%	$9,637	$9,805	$(168)	(1.7)%

For the three months ended January 31, 2022 and 2021, selling, and administrative (“SG&A”) expenses were approximately 23% and 21%, respectively, of consolidated revenues. Increases reflect the impact of rising costs for various services. For the nine months ended January 31, 2022 and 2021, SG&A expenses were approximately 25%, of consolidated revenues. The decrease in SG&A expenses for the nine months ended January 31, 2022 as compared to the prior year period is mainly due to the decrease in professional fees. With the previously announced settlement of litigation with the Company’s former Chief Scientist we expect this trend to continue as expenses normalize.

Research and Development Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$1,129	$1,289	$(160)	(12.4)%	$3,861	$3,466	$395	11.4%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The R&D rate for the three-month period ended January 31, 2022 was 9% of sales compared to 11% of sales for the same period of the previous fiscal year. R&D decreases for the third quarter of fiscal year 2022 are related to a focus on projects currently in the production phase. The R&D rate for the nine-month period ended January 31, 2022 was 10% of sales compared to 9% of sales for the same period of the previous fiscal year. R&D increases in the nine months ended January 31, 2022 were due to higher than usual level of internal R&D associated with investments the Company is making in new technology developments related to atomic clocks and low-noise oscillators that are intended to produce long-term increases in revenue and position the Company to compete in the market place with next generation products. The Company plans to continue to invest in R&D to keep its products at the state of the art.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Loss

Three months				Nine months
Periods ended January 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$(721)	$(939)	$218	(23.2)%	$(2,106)	$(1,057)	$(1,049)	99.2%

During the three-month period ended January 31, 2022, operating losses resulted largely in FEI-Zyfer, reflecting the impact of reduced revenue, as compared with the same period in fiscal year 2021. Operating losses for the nine-month period ended January 31, 2022 resulted from lower revenues and lower gross margins. During both periods the Company experienced increased supply chain and other costs.

Other Income (Expense), net

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2022	2021	Change		2022	2021	Change
Investment income	$4	$160	$(156)	(97.5)%	$195	$316	$(121)	(38.3)%
Interest expense	(19)	(9)	(10)	111.1%	(59)	(84)	25	(29.8)%
Other income (expense), net	2	-	2	100.0%	160	129	31	24.0%
	$(13)	$151	$(164)	(108.6)%	$296	$361	$(65)	(18.0)%

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. For the nine-month period ended January 31, 2022 investment income included a $123,000 dividend from Morion, compared to a $105,000 dividend from Morion in the same period in fiscal 2021.

Income Tax Provision

Three months				Nine months
Periods ended January 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$1	$12	$(11)	(91.7)%	$3	$37	$(34)	(91.9)%

	Three months		Nine months
	Periods ended January 31,
	2022	2021	2022	2021
Effective tax rate on pre-tax book loss:	(0.1)%	(1.5)%	(0.2)%	(5.4)%

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the three months ended January 31, 2022, the Company recorded an income tax provision of $894. For the three months ended January 31, 2021, the Company recorded an income tax provision of $12,000, consisting of a discrete income tax provision of $12,000 primarily related to an accrual of interest for unrecognized tax benefits.

For the nine months ended January 31, 2022, the Company recorded an income tax provision of $3,144. For the nine months ended January 31, 2021, the Company recorded a discrete income tax provision of $37,000, primarily related to an accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended January 31, 2022 was an income tax provision of (0.1)% on pretax loss of $734,000 compared to an income tax provision of (1.5)% on pretax loss of $788,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended January 31, 2022 differs from the U.S. statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the nine months ended January 31, 2022 was an income tax provision of (0.2)% on a pretax loss of $1.8 million compared to an income tax provision of (5.4)% on pretax loss of $696,000 in the comparable prior fiscal year period. The effective tax rate for the nine months ended January 31, 2022 differs from the U.S. statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of approximately $40.0 million at January 31, 2022 and $40.6 million at April 30, 2021. Included in working capital at January 31, 2022 and April 30, 2021 was $22.2 million and $20.1 million, respectively, consisting of cash, cash equivalents, and marketable securities. The Company’s current ratio at January 31, 2022 was 4.8 to 1 compared to 6.0 to 1 as of April 30, 2021.

Net cash provided by operating activities for the nine-month periods ended January 31, 2022 and 2021 was approximately $4.0 million and $9.3 million, respectively. The decrease in cash flow in the fiscal 2022 period resulted mainly due to an increase in net loss offset by a decrease in non-cash adjustments, receivables and other assets. For the nine-month periods ended January 31, 2022 and 2021, the Company incurred approximately $2.9 million and $3.4 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, deferred compensation, and accruals for employee benefit programs. During the current fiscal year the Company billed milestones on certain newer contracts that require longer lead times to procure materials and parts required to complete the projects. It has not been determined if this will occur going forward on new contracts or if it is specifically related to the current projects.

Net cash used in investing activities for the nine-month periods ended January 31, 2022 and 2021 was approximately $1.6 million and $921,000, respectively. During the nine months ended January 31, 2022 marketable securities were sold or redeemed in the amount of $1.7 million compared to $2.0 million for the same period of fiscal year 2021. During the nine months ended January 31, 2022 approximately $1.9 million of marketable securities were purchased compared to $1.9 million for the same period of fiscal year 2021. The Company acquired property, plant and equipment in the amount of approximately $1.5 million and $971,000 for the nine-month periods ended January 31, 2022 and 2021, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash used in financing activities for the nine months ended January 31, 2022 compared to approximately $5.0 million of net cash used in financing activities related to the repayment of the PPP Loan for the nine months ended January 31, 2021.

The Company has been authorized by its Board to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of January 31, 2022, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. For the three and nine months ended January 31, 2022 and 2021 there were no repurchases of shares.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

As of January 31, 2022, the Company’s consolidated funded backlog was approximately $42 million compared to $40 million at April 30, 2021, the end of fiscal year 2021. Approximately 82% of this backlog is expected to be realized in the next twelve months. As of January 31, 2022, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 17, 2023 and the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    FREQUENCY ELECTRONICS, INC.

    (Registrant)

Date: March 15, 2022                                                            By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

Signing on behalf of the registrant and as principal financial officer