Form 10-K
period 2022-04-30
FREQUENCY ELECTRONICS INC
filed 2022-07-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2022

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

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2021 – $63,400,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 8, 2022 – 9,296,800

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on or about October 6, 2022.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

Item 1. Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as “Registrant”, “FEI”, “Frequency Electronics” or the “Company”) is a world leader in precision time and frequency generation technology, which is incorporated into commercial and Government Satellites, Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (“C4ISR”), and Electronic Warfare (“EW”) systems. Its technology is used for a wide range of space and non-space applications.

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

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems. These products are applicable for both commercial and U.S. Government end-use. Currently, there are approximately 3,000 U.S. satellites with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits. The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases. Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

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

FEI-Elcom designs and manufactures Radio Frequency (“RF”) microwave modules, devices and subsystems up to 60 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators. These instruments and components are mission critical for multiple applications in the EW market, SATCOM communication, surveillance, signal intelligence (COMINT, MASINT and ELINT), threat simulation, electronic attack (“EA”) and electronic prevention (“EP”) systems. FEI-Elcom’s RF microwave technology has also been utilized to develop new products for application in the Company’s satellite payload end market. The Company began consolidating FEI-Elcom’s manufacturing capabilities into its FEI-NY operations in 2020, in an effort to reduce costs and improve margin. These efforts continue.

2. FEI-Zyfer - Precision time references for terrestrial secure communications and command and control, and frequency products that incorporate GPS technology are manufactured by the Company’s subsidiary, FEI-Zyfer. FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing applications.

For additional information about these reportable segments, see Item 1. Business – Reportable Segments and Products below.

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators. The Morion investment was accounted for under the cost method. Due to the current Russian-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in this annual report on Form 10-K, the Company impaired its investment in Morion in full. For more information regarding the Company’s investment in Morion, see Note 10 to the Consolidated Financial Statements.

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

During fiscal years 2022 and 2021, approximately 85% and 78%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. In fiscal years 2022 and 2021, sales for the FEI-Zyfer segment were 16% and 26% of consolidated revenues. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and China. During fiscal years 2022 and 2021, foreign sales comprised 2% and 3%, respectively, of consolidated revenues. For segment information, see Note 13 to the Consolidated Financial Statements.

FEI-NY Segment:

The Company provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication systems and imbedded in mobile platforms operated by the U.S. military. The Company has made a substantial investment in research and development (“R&D”) to apply its core technologies to satellite payloads, non-space DOD programs and commercial and industrial markets. Revenues from satellite payloads, both for commercial and U.S. Government applications, have become the Company’s largest business area while the portion of commercial network infrastructure sales has declined relatively. The Company expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for mobile U.S. military platforms.

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

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or will participate - programs which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (“PNT”) needs. It is likely that the DOD will move to adopt smaller and less expensive satellites for LEO applications, necessitating adaptation of the Company’s products or development of new products to better suit this type of satellite architecture. The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

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

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the government to an appropriate recovery. The Company’s accounts with respect to these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). The Company’s last full incurred cost audit was performed in 2008. The Company is required to submit, for subsequent review, an Incurred Cost Report by October 31, for each year then ended. All such required reports have been filed with no adverse comments to date.

FEI has a DCAA audited and approved accounting system, which enables the Company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations provisions. In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the year ended April 30, 2022.

FEI-Zyfer Segment:

FEI-Zyfer designs, develops and manufactures products which provide PNT, primarily incorporating Global Navigation Satellite System(s) technology. FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals for GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations. FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR). Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products. High precision, ruggedized clocks combined with specialized software are essential for the security of government communication and systems. More than 78% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2022, the Company’s consolidated backlog amounted to approximately $40 million, the same as at the end of the prior fiscal year. Approximately 83% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2023. As of April 30, 2022, there were no amounts included in backlog under cost-plus fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia. Sales to non-U.S. end-users totaled approximately 2% and 3% of net revenues in fiscal years 2022 and 2021, respectively.

The Company’s products are sold to both commercial and governmental customers. For the years ended April 30, 2022 and 2021, approximately 94% and 91%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2022, Northrop Grumman Company (“Northrop Grumman”), Lockheed Martin Corporation (“Lockheed Martin”) and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2021, Northrop Grumman and Lockheed Martin each accounted for more than 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business. The Company believes its relationship with these companies is mutually satisfactory. Additionally, the Company is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts.

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases. The Company has found its suppliers generally reliable and price-competitive; however, recent quotes for various parts and materials reflect significantly increased delivery schedules and price increases. Where supply chain issues have been encountered, the Company has responded by changing the source of supply or redesigning products and replacing unavailable parts and materials with alternates wherever possible. FEI is dependent on a limited number of suppliers for space qualified parts. If these suppliers were unable to deliver in reasonable time frames, then prompt qualification of alternate suppliers may not be feasible or cost effective. Consequently, the Company could experience delays in delivery of its end products or costs in excess of what was originally quoted.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellite (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems. During fiscal years 2022 and 2021, the Company expended $5.0 million and $4.7 million of its own funds, respectively, on such R&D activity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. Although funding is obtained from customers, the Company retains the rights to any products developed. During fiscal years 2022 and 2021, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs. For fiscal year 2023, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal year 2022.

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

COMPETITION

The Company experiences competition in all areas of its business. Many of the Company’s competitors are larger, have greater financial resources and have larger R&D and marketing staffs. The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence. The Company has unique and broad capabilities which include quartz and rubidium based timing references and specialized RF microwave technology. With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

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

EMPLOYEES

Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity and business development. The Company develops its workforce using a broad-based recruiting process to select talented individuals and by offering competitive compensation and benefits.

The Company currently employs approximately 197 employees, all based in the U.S. No employees are represented by labor unions. Relationships with employees are favorable as reflected in high retention rates and increasing average length of service. Due to low turnover of employees, the average age of the workforce is increasing with time. Depending on growth in total employment and the average age of newly hired employees, replacement of key technical staff may be an issue in the future due to increased retirement.

Employee health and safety is a top priority. The Company has provided all employees with detailed health and safety literature on COVID-19 and had implemented work from home policies at all locations for a period of time at the beginning of the pandemic for positions that were conducive to work from home in order to minimalize risk to the manufacturing staff that continued to work in the Company’s facilities. The Company has since returned to essentially normal operations.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Thomas McClelland	-	Interim President and Chief Executive Officer and Chief Scientist

Oleandro Mancini	-	Senior Vice President, Business Development

Adrian Lalicata	-	Vice President, RF & Microwave Systems

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Thomas McClelland, age 67, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Dr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company. In January 2020 Dr. McClelland’s title was modified to Senior Vice President and Chief Scientist. On July 8, 2022, Dr. McClelland was appointed the Company’s Interim President and Chief Executive Officer, in addition to his existing positions and responsibilities with the Company, following the resignation of Dr. Stanton D. Sloane, the Company’s former President and Chief Executive Officer, on July 8, 2022.

Oleandro Mancini, age 73, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Adrian Lalicata, age 75, joined the Company in 2006 as Vice President, RF & Microwave Systems. Prior to joining the Company, Mr. Lalicata served as Vice President of Engineering at Herley-CTI and Communication Techniques, a Dover Company. Mr. Lalicata has also served as Director of Engineering at Microphase Corp. and Adcomm, Inc. He also held leading engineering positions at Loral Electronic Systems, Cardion Electronics, and Airborne Instruments Laboratories.

Steven L. Bernstein, age 57, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. Effective January 1, 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer. Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

Item 1A. Risk Factors

Risks Related to Business Operations and Our Industry

We rely heavily on U.S. government programs for a substantial portion of our business. Accordingly, changes in U.S. government priorities or delays or reductions in spending by the U.S. government on such programs could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Either as a prime contractor or as a subcontractor, we rely heavily on U.S. government programs, from which we derived approximately 94% and 91% of our sales in fiscal 2022 and fiscal 2021, respectively. These U.S government programs may be only partially or incrementally funded and are subject to potential termination, may be subject to funding reductions and/or delays due to changes in government priorities or other factors. Whether direct contracts with the U.S. government or contracts with prime contractors to the U.S. government, our contracts typically are funded at a level less than the full contract value and require periodic incremental additional funding in order to continue. Should circumstances change regarding funding and sufficient funding become unavailable, contracts may be terminated, delayed significantly or put on stop work status.

U.S. government contracts are subject to congressional funding, which may be unavailable due to changes in priorities or subject to continuing resolution, which may result in funding reductions, eliminations or other effects that could impact our business. Furthermore, budget uncertainty, the risk of future budget cuts, the potential for U.S. government shutdowns, and the federal debt ceiling could also adversely affect our industry and the funding for our current and future contracts. If appropriations are delayed or a government shutdown was to occur and was to continue for an extended period of time, we could be at risk of program or contract cancellations and other disruptions and nonpayment. Finally, shifting funding priorities or federal budget changes, could also result in reductions in overall spending on our contracts and projects, which could adversely impact our business. Changes in funding priorities could reduce opportunities in existing programs and in future programs where we intend to compete. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels.

We depend heavily on a small number of larger customers for a substantial portion of our business. The loss of one or more of our largest customers or programs could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

The Company’s products are sold to both commercial and governmental customers. For fiscal 2022 and fiscal 2021, approximately 94% and 91% of the Company’s sales, respectively, were made under contracts to the U.S. government or subcontracts for U.S. government end-use. As a subcontractor, the Company is reliant on a few large customers that generally hold the ultimate contract with the U.S. government. During fiscal 2022, Northrop Grumman Company, Lockheed Martin Corporation and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues. These customers typically incorporate our products into larger programs. If these customers encounter technical, financial or other issues unrelated to our products that affect the larger program’s operations, the related program may be terminated or require expensive, unanticipated revisions. These issues, although unrelated to our products, could adversely impact us if our customers’ contracts with the U.S. government become subject to re-competition or are ultimately cancelled. Additionally, our larger customers are sophisticated corporations with large research and development staffs and budgets. If one or more sought to design and manufacture replacements for our products, they could potentially discontinue their need for our products. Alternatively, our larger customers could look to replace our products with the products of one or more of our competitors. The loss of the U.S. government or one or more of our other larger customers or programs could adversely affect our business, financial position, results of operations and/or cash flows

We use estimates when accounting for contracts. Changes in estimated contract revenues and/or changes in costs can affect our profitability and our overall financial position.

Contract accounting requires significant judgment by the Company’s management with respect to estimating contract revenues and costs. Due to the nature and complexity of many of our contracts, the estimation of total revenues and costs at completion is subject to many variables and often difficult to predict accurately. As a result, it has, and could in the future, be possible that the Company’s estimates when accounting for contracts may prove to be materially incorrect.

The Company’s operating income can be adversely affected when estimated contract costs increase. Reasons for increased estimated contract costs include: design issues; changes in estimates of the nature and complexity of the work, including technical or quality issues or requests for additional work; production challenges, including those resulting from the timeliness of customer funding, unavailability or reduced productivity of qualified labor; the availability, performance, and quality of significant subcontractors; supplier issues, including the costs, timeliness and availability of materials and components; changes in laws or regulations; actions necessary for long-term customer satisfaction; and natural disasters or other matters. We have filed, and may file, requests for equitable adjustment or claims to seek recovery in whole or in part for our increased costs and aim to protect against these risks through contract terms and conditions when practical, but the prime contractor or the U.S. government may disagree with our requests or may not have funding to cover them.

Due to their nature, fixed price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor shortages, and increased labor rates. In fiscal 2022, 89% of our sales were derived from fixed-price contracts. While the Company’s management uses its best judgment to estimate costs associated with fixed-price contracts, future events may require adjustments, which could ultimately adversely affect the Company’s operating income.

Under cost-type contracts, allowable costs incurred by the contractor are generally subject to reimbursement plus a fee. These cost-type programs typically have award or incentive fees that are uncertain and may be earned over extended periods or towards the end of the contract. In these cases, the associated financial risks are primarily in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise.

Changes in underlying assumptions, circumstances or estimates, and the failure to prevail on related claims for equitable adjustments could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

We face substantial competition in our industry, and if we fail to win future business or experience undue pricing pressures as a result of such competition, our business, financial position, results of operations and/or cash flows could be adversely affected.

We operate in a highly competitive industry focused on very high-performance products. Many of our competitors are larger, have greater financial resources and have larger research and development and marketing staffs. While we also maintain a robust internal research and development program that is intended to maintain our technical edge, the Company is limited in its resources and ultimately may not be able to successfully compete. Technology is advancing rapidly, and if we are unable to respond effectively to competition, we may lose existing customers, fail to win future business or experience undue pricing pressures that could affect our financial performance. Certain of our current technologies may become subject to significant future advancements, which may make our products obsolete or non-competitive. Competitors may be able to develop new manufacturing technologies that afford them cost and/or schedule advantages compared to our products. Customers may elect a less expensive product, even where it offers lower performance, in cases where that performance difference becomes less, compared to our current products. Specifically, the emergence of numerous low earth orbit (LEO) commercial satellite systems that have significantly lower requirements for life in orbit may result in new products based on commercial parts and processes not required for the high performance and/or longer lived geo-synchronous orbit (GEO) satellites for which the Company has typically developed products. This may result in a migration to less capable, but less expensive products compared to what the Company has traditionally produced. This may result in reduced market share, lower revenues and impact our business operations and financial conditions. Additionally, competitors may have the benefit of other contracts that enable them to produce in volume with a concomitant cost advantage that affords them a price advantage. Many of our customers have in-house capability to develop products comparable to ours and may opt to do so. Accordingly, if we are unable to continue to compete successfully against our current or future competitor, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

Our products, which are often incorporated into larger systems, are technologically complex and require state-of-the-art technology and manufacturing expertise. Any defect in the design, materials or workmanship with respect to our product could result in system failure.

Our products are technologically complex and require state-of-the-art technology and manufacturing expertise. If a defect in design, materials or workmanship is not identified prior to delivery, the defect can result in product failure and potentially the loss of mission capability for the systems into which our products are integrated. Costly satellites cannot be recovered from orbit to repair failed sub-systems, therefore failure of a Company product incorporated into a satellite may result in the complete loss of the satellite with a significant impact to the Company’s reputation and future business prospects. Penalties and possible litigation may result from these types of problems, with potential significant impact to our financial position, results of operations and/or cash flows.

We are dependent on numerous suppliers for various parts, materials, test services, facility operations and infrastructure. If these suppliers fail to perform or we are unable to procure or experience significant delays with respect to needed products, materials or services, our financial position, results of operations and/or cash flows could be materially adversely effected.

We are dependent on numerous suppliers for various parts, materials, test services, facility operations and infrastructure who may, in turn, be affected by factors such as raw material availability, skilled personnel shortages, pandemics, major weather events or natural disasters and other impacts that affect their ability to provide the goods and services we require. Disruptions or performance problems caused by our suppliers or failure to meet regulatory or contractual requirements, have had, and may continue to have, various adverse impacts on the Company, including our ability to meet our commitments to customers. The inability of our suppliers to perform adequately has resulted in and could in the future result in the need for us to transition to alternate suppliers if available, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. The Company is reliant on suppliers who are space-qualified, limiting the ability to procure certain key materials, such as circuit boards, from other vendors. When these key suppliers experience quality issues, their products may have to be rejected, causing delays in our ability to complete projects on schedule and at projected costs. The time and cost associated with resolution of these issues may impact our financial performance. Consolidation of industry can result in elimination of suppliers or discontinuation of certain product lines upon which we are reliant, necessitating lifetime buys of components or the need to redesign electronics to incorporate different components, having a negative effect on our financial position, results of operations and/or cash flows. Furthermore, latent supply chain quality issues may affect our product performance and reliability, which may damage our reputation and impact future business.

The success of our business and financial performance is dependent on our ability to identify, attract, train and retain a highly skilled workforce.

We rely on very unique skill sets in our employee population. Our average employee tenure is approximately 15 years and the median age is approximately 55. Our products rely on very experienced engineers, physicists and manufacturing personnel who are trained in-house and who acquire competence only after a lengthy period of time. Given the median age of our average employee, we anticipate that a number of our key personnel will retire in the coming years. If we are unable to attract, train and retain competent and skilled replacement employees, our ability to design, develop and manufacture our products will be adversely affected. Furthermore, our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks. If we were to experience an unanticipated attrition with respect to these employees, it will be difficult for us to replace them on a timely basis.

Adverse changes in global economic or geopolitical conditions may adversely effect of business operations and financial condition.

Global economic and geopolitical conditions may adversely affect our business operations and financial condition. Turmoil in world financial markets may impact our supply chain resulting in unavailability of key components and materials increasing costs due to delays, need to redesign certain electronics in order to mitigate shortages or schedule impacts and costs to establish alternate qualified suppliers. These impacts may affect our business due to customer cancellations, reduced demand for our products and increased costs, which impact our financial condition. We are also subject to inflation and recessionary pressures. The current inflationary environment has and may continue to increase our cost of labor as well as our other operating costs. Likewise, deteriorating economic conditions could reduce the demand for our products, which could adversely affect our business operations and financial condition.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Health epidemics, pandemics and similar outbreaks, such as COVID-19, create substantial risk to the Company. Employees work in close proximity to one another. When an employee is positive for COVID-19 or suspected of being infected, other employees he or she has come in contact with may also be infected, with a cascading effect on the workforce. In addition to the time off to recover (or pass the CDC guideline isolation period), there is a need to clean and disinfect the areas where the employee was working and had frequented in the facility. The nature of the Company’s business requires mostly “hands-on” activities related to design, manufacturing and testing. Therefore, absenteeism resulting from infectious diseases and cleaning procedures to disinfect various areas of our facilities can have a significant impact on a contract’s schedule, with a corresponding impact to costs. The Company is not able to predict possible future pandemics, but if they manifest, they could have significant adverse effects on our business, financial position, results of operations and/or cash flows.

Our business could be adversely impacted by various external disruptions.

A natural disaster, terrorism, insider threat, workplace violence, civil unrest, damaging weather, fire, act of war, or similar acts or events could limit our access to our facilities or cause interruption in the supply of electricity, natural gas, or water or preclude delivery of various supplies or limit the movement of our workforce, which may have a significant adverse impact to our operations and financial performance. The nature of our business requires mostly “hands-on” activities at our facilities to design and manufacture our products. Additionally, our products undergo lengthy testing, and interruption of these tests for any reason can cause damage to the product and/or necessitate the need to repeat test cycles, with adverse cost and schedule impacts. Catastrophic effects that result in intrusion of damaging water or other contaminants may cause damage to sensitive capital equipment, inventory or facilities that could be material. Our ability to recover from these catastrophes may be limited. As a result, such disruptions could adversely impact our financial position, results of operations and/or cash flows.

Risks Related to Legal, Regulatory and Compliance Matters

Our failure to comply with laws, regulations and/or terms we are subject to could adversely affect our business.

We operate in a highly regulated industry and are routinely audited and reviewed by the U.S. government and its agencies. These agencies review performance under our contracts, our cost structure and accounting, and our compliance with applicable laws, regulations, terms and standards, as well as the adequacy of our systems in meeting government requirements. If an audit uncovers improper or illegal activities, we would be subject to possible civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Most of our contracts are subject to Federal Acquisition Regulations (FARs) or Defense Federal Acquisition Regulation Supplement (DFARS). Violation of any of these regulations can result in significant consequences, including fines, disbarments, or other punitive measures by the U.S. government. Additionally, the Company has defense department security clearance that is required for performance on several contracts. Failure to maintain compliant security procedures may result in suspension of our security clearance and inability to perform on current contracts, as well as limit our ability to be awarded future contracts. The Company is also subject to export control requirements, anti-boycott regulations and Office of Foreign Assets Control (OFAC) sanctions against business dealings with certain persons and entities, including its investment in Morion, Inc., a less than wholly-owned subsidiary of state-owned Russian bank Gazprombank. Violation of any of these requirements may have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to various investigations, claims, disputes, enforcement actions, litigation, and other legal proceedings that could ultimately be resolved against us.

We have and may in the future become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings across a broad array of matters, including government contracts, commercial transactions, false claims, false statements, compliance with government orders, mischarging, contract performance, fraud, procurement integrity, securities laws and requirements, products liability, warranties, hazardous materials, personal injury claims, environmental, stockholder derivative actions, acquisitions and divestitures, intellectual property, tax, corporate law and obligations, employment (including our prior litigation with our founder and former President, Chief Scientist and director), export/import, anti-corruption, debt and equity, labor, health and safety, the COVID-19 pandemic and the Company’s response to it, accidents, and employee benefits and plans, including plan administration, improper payments, and issues related to privacy and security (cyber and physical). These matters can divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities; and otherwise harm our business and our ability to obtain and retain new business. Certain allegations against us can lead to suspension or debarment from government contracts. A suspension or debarment could have a material adverse effect on the Company because of our reliance on U.S. government contracts. Additionally, an investigation, claim, dispute, enforcement action or litigation, even if pending or not ultimately substantiated or if fully indemnified or insured, can also negatively impact our reputation among our customers, and make it substantially more difficult for us to compete effectively for business in the future. Accordingly, investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.

Risks Related to Information Technology and Intellectual Property

Our business could be adversely impacted by significant cybersecurity attacks.

As a U.S. government defense industry contractor, the Company has experience cybersecurity attacks in the past and may be subjected to significant cybersecurity attacks in the future in an effort to, among other things, steal intellectual property, disrupt operations, embed ransomware, or initiate insider attacks. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Our inability to defend effectively against cyberattacks may result in disruption of operations, loss of significant intellectual property, compromise of employee’s personal information or violation of government contractor requirements for information security. These could result in reputational damage, fines, litigation, operational impacts or significant costs for mitigation and/or recovery, all with adverse consequences to our financial position, results of operations and/or cash flows.

Claims by third parties that our products infringe their intellectual property could result in costly disputes and/or require us to develop alternate designs.

We may become subject to claims for infringement of intellectual property, which could result in litigation costs or require us to incur costs for developing alternate designs that may require extensive testing and qualification to meet contract obligations. This could result in adverse consequences to our financial position, results of operations and/or cash flows.

Risks Related to Our Common Stock

Our stock price may continue to be volatile.

The trading price of our common stock may continue to be volatile, which may adversely affect our investors in our common stock may experience substantial losses. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

The relatively low trading volume of our common stock may limit your ability to sell your shares.

Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 13,000 shares per trading day. If our low trading volume continues, holders of shares of our common stock may have difficulty selling shares of our common stock in the manner, at the time, or at a price they desire.

If significant existing stockholders sell large numbers of shares of our common stock, our common stock price could decline.

Approximately 42.7% of our outstanding common stock is held by 5 individuals or entities. The market price of our common stock could decline if a large number of our shares of outstanding common stock are sold in the public market by our existing stockholders or as a result of the perception that such sales could occur. Due to the relatively low trading volume of our shares of common stock, the sale of a large number of shares of our outstanding common stock may significantly depress the price of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company operates out of several facilities located around the U.S. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Mitchel Field, NY	93,000	Lease
Garden Grove, CA	27,850	Lease
Northvale, NJ	6,548	Lease

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer. The facility consists of a combination office and test/assembly areas. The Company has signed a second amendment to the lease, which extended the lease an additional 88 months, beginning October 1, 2017 and expiring January 31, 2025. The average annual rent over the period of the amendment is approximately $312,000. The Company believes the leased space is adequate to meet FEI-Zyfer’s operational needs.

FEI-Elcom entered into a new lease agreement on January 12, 2022 regarding its Northvale, New Jersey facility. The facility consists of a combination office and manufacturing space. The Company has signed a third amendment to the lease, which extended the lease an additional 36 months beginning February 1, 2022 and expiring January 31, 2025, and reduced the square footage rented. The lease, as amended, requires monthly payments of $8,270. The Company believes the leased space is adequate to meet FEI-Elcom’s operational needs.

Item 3. Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 14, 2022, the Company is not party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 11, 2022, the approximate number of holders of record of common stock was 440.

DIVIDEND POLICY

No dividends were declared or paid during fiscal years 2022 and 2021. The Company currently intends to retain any future earnings for use in the business. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. This program does not have an expiration date. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its shareholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. The Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million. The Company did not make any purchases of stock for the treasury during fiscal years 2022 or 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, other supply chain related issues, increasing costs for materials, operating related expenses, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2022 and 2021, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

As of July 8, 2022, the Company was aware of eighty-three employees that have had confirmed cases of COVID-19 since the COVID-19 pandemic began, with one fatality in fiscal year 2021. Additional employees have been absent or self-quarantined due to possible COVID exposure, although not having tested positive. Since the COVID-19 pandemic began, facilities have remained open except for needing to temporarily vacate certain areas for cleaning and disinfecting following employees either testing positive for COVID or because they had been exposed or possibly exposed to third parties who were positive. Certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules, and increased costs associated with procurement of materials and services. The Company continues to monitor these and its other vendors and, if necessary, seek alternative suppliers. The Company also believes the pandemic has impacted customers, resulting in delays with respect to anticipated new orders.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. The Company received a loan under the Paycheck Protection Program in April 2020, which it repaid in full in May 2020.

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2022 and 2021, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2022	2021
Revenues
FEI-NY	85.2%	78.2%
FEI-Zyfer	16.2	25.5
Less intersegment revenues	(1.4)	(3.7)
	100.0	100.0
Cost of revenues	82.2	68.8
Gross margin	17.8	31.2
Selling and administrative expenses	24.1	24.3
Research and development expenses	10.3	8.7
Operating loss	(16.6)	(1.8)
Other (expense) income, net	(1.3)	2.6
Benefit from income taxes	-	(0.4)
Net (loss) income	(17.9)%	1.2%

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2022	2021	Change
FEI-NY	$41,157	$42,400	$(1,243)	(2.9)%
FEI-Zyfer	7,827	13,835	(6,008)	(43.4)%
Intersegment revenues	(688)	(1,981)	1,293	(65.3)%
	$48,296	$54,254	$(5,958)	(11.0)%

Fiscal 2022 revenues from satellite programs, one of the Company’s largest business areas, decreased by $0.9 million, or 3%, compared to the prior fiscal year. Satellite program revenues for government end-use were 52% and 42% of total revenues for fiscal years 2022 and 2021, respectively. Satellite program revenues for commercial end-use were 2% and 7% of total revenue for Fiscal 2022 and Fiscal 2021, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the Percentage-of-Completion (“POC”) method. Revenues from non-space U.S. Government/DOD customers decreased by approximately $5.2 million, or 21%, in Fiscal 2022 compared to Fiscal 2021. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 41% and 46% of consolidated revenues for fiscal years 2022 and 2021, respectively. For the years ended April 30, 2022 and 2021, other commercial and industrial sales accounted for approximately 5% of total revenues. Sales in this business area were $2.6 million for the year ended April 30, 2022 compared to $2.5 million for the preceding fiscal year. The majority of the decrease in sales for fiscal 2022 were in the FEI-Zyfer segment caused by two main factors. The first was a delay in bookings and the second was the relocation of manufacturing from the California facility to the New York facility. It is important to note that in both cases the revenue was not lost; instead, the Company believes has been shifted into fiscal 2023.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2022	2021	Change
	$8,599	$16,921	$(8,322)	(49.2)%
Gross Profit Percentage	17.8%	31.2%

For the fiscal year ended April 30, 2022, the gross profit and gross profit percentage decreased as the result of several factors. Decreased revenues in the FEI-NY segment, which includes FEI-Elcom, as well as at FEI-Zyfer, had a concomitant impact on absorption.

Delays in the award of anticipated contracts had a significant down-stream effect on revenue, with a resulting reduction of gross profit. Supply chain impacts resulted in delays on contract execution and caused increased engineering costs necessitated by changing suppliers or reengineering certain subassemblies to replace parts that were unavailable or which had unacceptable delivery schedules. Several developmental stage programs experienced substantially higher than anticipated engineering costs due to problems encountered in the design phase. Additionally, an anticipated settlement of a request for equitable adjustment with respect to one of these programs did not materialize, which would have had the effect of reducing the cost impact. The program is cutting edge technology with extremely challenging specifications. However, the Company believes progress continues to be made and the majority of the challenges have been overcome as of the date of this report.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2022	2021	Change
$11,662	$13,189	$(1,527)	(11.6)%

In fiscal years ended April 30, 2022 and 2021, selling and administrative expenses (“SG&A”) were 24% of consolidated revenues. Stock compensation expenses, which are included in total SG&A, were $144,000 and $160,000 in Fiscal 2022 and Fiscal 2021, respectively. The decrease in SG&A expenses was mainly due to the decrease in professional fees (relating to litigation for which the Company has received insurance reimbursement for a portion of such legal fees), bonus expenses, and commission expenses.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2022	2021	Change
$4,975	$4,690	$285	6.1%

As a percentage of consolidated revenue, R&D expense for the years ended April 30, 2022 and 2021 was approximately 10% and 9%, respectively. The approximately $0.3 million increase in R&D expense year over year was due to new and ongoing R&D projects as the Company continues to invest in R&D to keep its products at the state of the art.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in cost of revenues and are not included in the table above. The Company believes that internally generated cash and cash reserves are adequate to fund its R&D activity.

Operating Loss

Fiscal Years Ended April 30,
(in thousands)
2022	2021	Change
$(8,038)	$(958)	$(7,080)	NM

For the fiscal year ended April 30, 2022, the Company recorded an operating loss of $8.1 million compared to an operating loss of $1.0 million in the prior year. Operating loss was the result of the same factors discussed in gross profit. Of most significance was the impact of increased engineering costs incurred on the developmental programs and the delay in Zyfer bookings, including the relocation of the manufacturing from the California facility to the New York facility.

Other Income (Expense), net

	Fiscal Years Ended April 30,
	(in thousands)
	2022	2021	Change
Investment income	$199	$458	$(259)	(56.6)%
Loss on disposal of asset	(110)	-	(110)	NM
Loss on impairment of Morion	(796)	-	(796)	NM
Interest expense	(77)	(127)	50	(39.4)%
Other income (expense), net	160	1,103	(943)	(85.5)%
	$(624)	$1,434	$(2,058)	(143.5)%

Investment income is derived primarily from the Company’s holdings of marketable securities, which primarily consist of fixed income securities. Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities. Included in other income (expense) for the fiscal year ended April 30, 2022, is a $796,000 impairment charge related to the Company’s investment in Morion. Included in other income (expenses) for the fiscal year ended April 30, 2021 was the collection of the $1 million note that was due relating to the Company’s sale of its Belgium subsidiary, Gilliam-FEI s.a., to a European entity on April 26, 2018.

Income Tax Provision (Benefit)

Fiscal Years Ended April 30,
(in thousands)
2022	2021	Change
$1	$(204)	$205	(100.5)%

	Fiscal Years Ended April 30,
	(in thousands)
	2022	2021
Effective tax rate on pre-tax book income (loss):	(0.0)%	(42.7)%

For the fiscal year ended April 30, 2022, the Company recorded an income tax provision of $1,000. For the fiscal year ended April 30, 2021, the Company recorded an income tax benefit of $(204,000) primarily due to a reduction in the uncertain tax position liability in connection with the expiration of the statute of limitations

The Company’s effective tax rate of (0.0)% for Fiscal 2022 differs from the U.S. federal statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit. (See Note 12 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2022, the Company has U.S. federal net operating losses of $29.6 million of which $15.9 million begins to expire in Fiscal 2026 through Fiscal 2038, including $3.4 million which is subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $13.7 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $9.9 million expires in Fiscal 2023. U.S. federal R&D credits of $1.0 million begin to expire in Fiscal 2036 through Fiscal 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $4.0 million in fiscal year 2022 compared to cash provided by operations of $12.2 million in fiscal year 2021. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $34.2 million at April 30, 2022 as compared to $40.6 million at April 30, 2021. Included in working capital at April 30, 2022 was $21.5 million consisting of cash, cash equivalents and short-term investments. The Company’s current ratio at April 30, 2022 was 2.5 to 1 compared to 3.2 to 1 at the end of the prior fiscal year.

During fiscal years 2022 and 2021, the Company incurred $5.4 million and $4.7 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, loss on impairment of Morion, provision for a note receivable, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2022, operating cash was increased by decreases in contract assets and inventory and increases in contract liabilities. During fiscal year 2021, operating cash was increased by decreases in inventory and increases in contract assets and contract liabilities. Contract liabilities include amounts for programs that are pre-funded for long-lead materials required to be purchased.

Net cash used in investing activities for the fiscal year ended April 30, 2022 was $2.3 million compared to $1.2 million used in investing activities for the fiscal year ended April 30, 2021. In fiscal year 2022, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $422,000 and purchases of capital expenditures of $1.9 million. In fiscal year 2021, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $46,000 and purchases of capital expenditures of $1.2 million. The Company may continue to invest cash equivalents as dictated by its investment and acquisition strategies.

There was no cash used in financing activities for the fiscal year ended April 30, 2022. Cash used in financing activities for the fiscal year ended April 30, 2021 was $5.0 million related to the repayment in full of a loan acquired from JPMorgan Chase Bank, N.A. as the lender, pursuant to the Small Business Administration Paycheck Protection Program under the CARES Act. As of April 30, 2022, the Company had available credit at variable terms based on its securities holdings under an advisory arrangement. No borrowings have been made under this advisory arrangement.

The Company will continue to expend resources to develop, improve and acquire products for space and other applications, which management believes will result in future growth and profitability. During fiscal year 2022, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2023, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2022. The Company expects internally generated cash will be adequate to fund these R&D efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of April 30, 2022, the Company had an accumulated deficit of $20.1 million. The Company believes that its cash and cash equivalents, as well as marketable securities as of April 30, 2022 and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business through the next twelve months from the date of issuance of these consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in fiscal year 2024.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.

Morion

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounted for its investment in Morion on the cost basis. During the fiscal years ended April 30, 2022 and 2021, the Company acquired product from Morion in the aggregate amount of approximately $215,000 and $710,000, respectively. During the fiscal years ended April 30, 2022 and 2021, the Company sold product and training services to Morion in the aggregate amount of approximately $23,000 and $94,000, respectively, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal years ended April 30, 2022 and 2021, the Company received dividends from Morion in the amount of approximately $123,000 and $105,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment. Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

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

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in this annual report on Form 10-K, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the Consolidated Statements of Operations for the fiscal year ended April 30, 2022. The likelihood of future sales to, purchases, and dividend payments from Morion is questionable.

INFLATION

During fiscal year 2022, as in fiscal year 2021, the impact of inflation on the Company’s business was due to increases for materials and services throughout fiscal year 2022. The Company believes this may continue to impact expenses in fiscal 2023 and future years.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Frequency Electronics, Inc.

Mitchel Field, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognized Over Time Using Percentage-of-Completion

As described in Note 1 to the consolidated financial statements, the Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is The United States Government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract. Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the percentage-of-completion (“POC”) cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs.

We identified revenue recognized over time using the POC cost-to cost method as a critical audit matter. Given the judgment necessary to make estimates regarding the revenue and total costs associated with such contracts, specifically, the estimation of costs required to complete such contracts, auditing these estimates required a high degree of auditor judgment due to the subjectivity and judgment used in evaluating management’s estimate.

The primary procedures we performed to address this critical audit matter included selecting a sample of contracts for testing and performing the following procedures:

●

Agreeing the key terms to contract documentation and testing the current year costs incurred to date and comparing current year costs incurred to date to the costs estimated to be incurred in the current year as of the prior year-end.

●	Testing the mathematical accuracy of management’s calculation of revenue recognized during the year for the performance obligation.

●

Testing the Company’s estimated costs to complete the selected contract by performing a retrospective review to identify changes in contract gross margin and assess the reasonableness of the explanation for such changes outside of established criteria.

●

Testing the Company’s estimated costs to complete the selected contract by evaluating subsequent events activity for changes in conditions that may result in significant changes to estimated costs to complete the contract selected for testing.

In addition, for certain contracts we evaluated management’s ability to prepare and estimate the remaining costs to complete projects in process as of the balance sheet date by performing inquiries of certain of the Company’s operations and accounting personnel.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.

Melville, New York

July 14, 2022

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2022	2021

ASSETS:
Current assets:
Cash and cash equivalents	$11,561	$9,807
Marketable securities	9,964	10,313
Accounts receivable, net of allowance for doubtful accounts of $111 at April 30, 2022 and April 30, 2021	4,291	5,515
Contract assets	9,977	12,640
Inventories, net	19,906	19,661
Prepaid income taxes	269	444
Prepaid expenses and other	1,162	991
Total current assets	57,130	59,371
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,564	9,612
Goodwill	617	617
Cash surrender value of life insurance	9,855	15,396
Other assets	909	1,939
Right-of-Use assets – operating leases	8,805	9,773
Total assets	$85,880	$96,708

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,080	$1,080
Accrued liabilities	3,696	5,245
Loss provision accrual	4,243	57
Operating lease liability, current portion	1,744	1,715
Contract liabilities	12,218	10,692
Total current liabilities	22,981	18,789
Deferred compensation	8,730	14,017
Deferred taxes	8	8
Operating lease liability – non-current	7,353	8,366
Other liabilities	120	119
Total liabilities	39,192	41,299
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,298 shares issued and 9,297 shares outstanding at April 30, 2022; 9,226 shares issued and 9,225 shares outstanding at April 30, 2021	9,298	9,226
Additional paid-in capital	57,956	57,355
Accumulated deficit	(20,120)	(11,457)
Common stock reacquired and held in treasury - at cost (1 share at April 30, 2022 and April 30, 2021)	(6)	(6)
Accumulated other comprehensive income (loss)	(440)	291
Total stockholders’ equity	46,688	55,409
Total liabilities and stockholders’ equity	$85,880	$96,708

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended April 30,
	2022	2021
Consolidated Statements of Operations
Revenues	$48,296	$54,254
Cost of revenues	39,697	37,333
Gross margin	8,599	16,921
Selling and administrative expenses	11,662	13,189
Research and development expenses	4,975	4,690
Operating loss	(8,038)	(958)

Other income (expense):
Investment income	199	458
Loss on disposal of asset	(110)	-
Loss on impairment of Morion	(796)	-
Interest expense	(77)	(127)
Other income (expense), net	160	1,103
(Loss) income before provision (benefit) from income taxes	(8,662)	476
Provision (benefit) from income taxes	1	(204)
Net (loss) income	$(8,663)	$680

Net (loss) income per common share:
Basic and diluted (loss) earnings per share	$(0.93)	$0.07

Weighted average shares outstanding:
Basic	9,266	9,178
Diluted	9,266	9,248

Consolidated Statements of Comprehensive Income (Loss)
Net (loss) income	$(8,663)	$680

Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(726)	(177)
Reclassification adjustment for realized gains included in net income, net of tax	(5)	(22)
Total unrealized loss on marketable securities, net of tax	(731)	(199)

Comprehensive (loss) income	$(9,394)	$481

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(8,663)	$680

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,025	3,301
Non-cash lease expense	(16)	(281)
Provision for losses on accounts receivable, inventories, other assets and warranty reserve	328	(117)
Gain on marketable securities	(6)	(28)
Loss on sale of fixed and other assets, net	163	39
Loss on impairment of Morion	796	-
Employee benefit plans expense	842	1,495
Stock-based compensation expense	247	273
Changes in operating assets and liabilities:
Accounts receivable	1,574	(752)
Contract assets	2,306	(2,180)
Inventories	(464)	3,002
Prepaid expenses and other	(171)	714
Other assets	5,541	(584)
Accounts payable - trade	(1)	(205)
Accrued liabilities	(1,355)	765
Contract liabilities	1,526	7,185
Loss provision accrual	4,185	(690)
Income taxes refundable	175	405
Other liabilities	(5,996)	(865)
Net cash provided by operating activities	4,036	12,157

Cash flows from investing activities:
Purchase of marketable securities	(2,511)	(2,452)
Proceeds from sale or redemption of marketable securities	2,089	2,498
Capital expenditures	(1,860)	(1,239)
Net cash used in investing activities	(2,282)	(1,193)

Cash flows from financing activities:
Repayment of PPP loan	-	(4,965)
Net cash used in financing activities	-	(4,965)

Net increase in cash and cash equivalents	1,754	5,999

Cash and cash equivalents at beginning of year	9,807	3,808

Cash and equivalents at end of year	$11,561	$9,807

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$77	$123
Income taxes	$15	$-

Cash refund during the year for:
Income taxes	$183	$477

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2022 and 2021

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2020	9,163,940	$9,164	$56,914	$(12,137)	42,696	$(195)	$490	$54,236
Contribution of stock to 401(k) plan	26,192	26	325	-	(14,926)	68	-	419
Stock-based compensation expense	4,200	4	269	-	-	-	-	273
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	31,936	32	(153)	-	(26,395)	121	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(199)	(199)
Net income				680				680
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	44,224	44	382	-	-	-	-	426
Stock-based compensation expense	16,216	16	231	-	-	-	-	247
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	11,470	12	(12)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(731)	(731)
Net loss				(8,663)				(8,663)
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the fiscal year ended April 30, 2022, the Company had been impacted by employee absenteeism related to direct or indirect effects of the COVID pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during the fiscal year. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for fiscal year 2023. As of April 30, 2022, the Company has returned to essentially normal operations and will continue to follow CDC and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be impacted. If so, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In the latter part of fiscal year 2021, the Company did experience some operational disruptions due to the need to vacate certain areas of the facilities for cleaning and disinfecting resulting from employees being potentially exposed to COVID-19 or following positive COVID-19 test results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Cash Equivalents:

The Company considers certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments may at times be in excess of the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation insurance limits. No losses have been experienced on such investments.

Marketable Securities:

Marketable securities consist of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies. All marketable securities were held in the custody of one financial institution at April 30, 2022 and 2021. Investments in debt securities are categorized as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity. The Company recognizes gains or losses when securities are sold using the specific identification method.

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

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. No impairment losses have been recognized in the years ended April 30, 2022 and 2021.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested for impairment, on a reporting unit level qualitatively, on at least an annual basis at year end to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If it is determined that the carrying value of goodwill may not be recoverable, the Company will write down the goodwill to an amount to commensurate with the revised value of the acquired assets. The Company measures impairment based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill is not impaired as of April 30, 2022 and 2021.

Revenue and Cost Recognition:

Revenue is recognized when a performance obligation is satisfied, which is when the expected goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation. The Company derives revenue from contracts with customers by units sold with specific specifications and frequencies that are used by a specific customer and contracts where the end user is The United States Government. The Company’s contracts typically include one performance obligation which is satisfied by shipped projects and completed services/reports required in the contract. Control over these performance obligations passes to the customer over time and therefore these revenues are reported in operating results over time using the percentage-of-completion (“POC”) cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information and status of the contract. The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Disaggregation of Revenue

Total revenue recognized over time as POC method was approximately $46.4 million and $50.2 million of the $48.3 million and $54.3 million reported for the years ended April 30, 2022 and 2021, respectively. The amounts by segment and product line were as follows:

	Year Ended April 30, 2022
	(In thousands)
	POC	POT Revenue	Total Revenue
	Revenue
FEI-NY	$39,618	$1,539	$41,157
FEI-Zyfer	6,770	1,057	7,827
Intersegment	(1)	(687)	(688)
Revenue	$46,387	$1,909	$48,296

	Year Ended April 30, 2021
	(In thousands)
	POC	POT Revenue	Total Revenue
	Revenue
FEI-NY	$39,225	$3,175	$42,400
FEI-Zyfer	10,993	2,842	13,835
Intersegment	(10)	(1,971)	(1,981)
Revenue	$50,208	$4,046	$54,254

	Years Ended April 30,
	(in thousands)
	2022	2021
Revenues by Product Line:
Satellite Revenue	$26,092	$26,980
Government Non-Space Revenue	19,593	24,775
Other Commercial & Industrial Revenue	2,611	2,499
Consolidated revenues	$48,296	$54,254

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income or loss and other comprehensive income/loss. Other comprehensive income/loss includes changes in unrealized gains or losses, net of tax, on securities (for Fiscal 2022 and Fiscal 2021, debt securities) available for sale during the year.

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

April 30, 2022 and 2021

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements when adopted in fiscal year 2024.

2. Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted (loss) income per share for the years ended April 30, 2022 and 2021, respectively, were as follows:

	For the Years Ended April 30,
	2022	2021
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,265,934	9,177,537
Effect of Dilutive Securities	**	70,888
Diluted EPS Shares outstanding	9,265,934	9,248,425

** For the year ended April 30, 2022, dilutive securities noted in the above table are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for the period. Additionally, there are anti-dilutive shares excluded in the above table for fiscal years ended April 30, 2022 and 2021 of 193,000 and 345,800, respectively.

3. Contract (Liabilities) Assets, Net

At April 30, 2022 and 2021, contract assets (liabilities), net, consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Contract Assets	$9,977	$12,640
Contract Liabilities	(12,218)	(10,692)
Net (liability) asset	$(2,241)	$1,948

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for on the POC basis. During the years ended April 30, 2022 and 2021, revenue recognized under POC contracts was approximately $46.4 million and $50.2 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses for the fiscal years ended April 30, 2022 and 2021 were approximately $4.2 million and $1.0 million, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

4. Inventories, Net

Inventories, net at April 30, 2022 and 2021, respectively, consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Raw Materials and Component Parts	$11,683	$12,386
Work in Progress	7,746	6,259
Finished Goods	477	1,016
	$19,906	$19,661

Inventory reserves included in inventory were $7.5 million and $7.3 million for the fiscal years ended April 30, 2022 and 2021, respectively.

5. Property, Plant and Equipment, Net

Property, plant and equipment, net at April 30, 2022 and 2021, consisted of the following (in thousands):

	April 30, 2022	April 30, 2021

Buildings and building improvements	$2,576	$2,721
Machinery, equipment and furniture	59,948	59,136
	62,524	61,857
Less accumulated depreciation	(53,960)	(52,245)
	$8,564	$9,612

Depreciation and amortization expense were $2.8 million and $2.9 million for the fiscal years ended April 30, 2022 and 2021, respectively.

Maintenance and repairs charged to operations was approximately $677,000 and $827,000 for the fiscal years ended April 30, 2022 and 2021, respectively.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2022	April 30, 2021
		(In thousands)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$8,805	$9,773

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,744	1,715
Operating lease liabilities (long-term)	Lease liability, non-current	7,353	8,366
Total lease liabilities		$9,097	$10,081

Total operating lease expense was approximately $1.6 million for the fiscal years ended April 30, 2022 and 2021, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, we made cash payments of $2.0 million for operating leases during the fiscal years ended April 30, 2022 and 2021, which are included in cash flows from operating activities in our consolidated statement of cash flows. As of April 30, 2022, the Company had no operating lease liabilities that had not commenced.

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2022:

Fiscal Year Ending April 30,
(in thousands)

2023	$1,796
2024	1,993
2025	1,832
2026	1,317
2027	937
Thereafter	3,239
Total lease payments	11,114
Less imputed interest	(2,017)
Present value of future lease payments	9,097
Less current obligations under leases	(1,744)
Long-term lease obligations	$7,353

As of April 30, 2022, the weighted-average remaining lease term for all operating leases was 6.3 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of April 30, 2022 was 6.16%.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

7. Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2022 and 2021, respectively, were as follows (in thousands):

	April 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,403	$23	$(462)	$9,964

	April 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,022	$393	$(102)	$10,313

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2022
Fixed Income Securities	$2,349	$(146)	$5,573	$(316)	$7,922	$(462)

April 30, 2021
Fixed Income Securities	$1,793	$(52)	$614	$(50)	$2,407	$(102)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at April 30, 2022 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) for the years ended April 30, 2022 and 2021, respectively, were as follows (in thousands):

	For the years ended April 30,
	2022	2021
Proceeds	$2,089	$2,498
Gross realized gains	$6	$28
Gross realized losses	$-	$-

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Maturities of fixed income securities classified as available-for-sale at April 30, 2022 were as follows (at cost, in thousands):

Current	$3,025
Due after one year through five years	5,694
Due after five years	1,684
$10,403

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

8. Debt Obligations

As of April 30, 2022 and 2021, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

9. Accrued Liabilities

Accrued liabilities at April 30, 2022 and 2021, respectively, consisted of the following (in thousands):

	2022	2021
Vacation and other compensation	$1,523	$1,564
Incentive compensation	100	550
Payroll taxes	112	167
Warranty reserve	519	439
Commissions	263	329
Deferred compensation payable	469	704
Other	710	1,492
	$3,696	$5,245

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

10. Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounted for its investment in Morion on the cost basis. During the fiscal years ended April 30, 2022 and 2021, the Company acquired product from Morion in the aggregate amount of approximately $215,000 and $710,000, respectively. During the fiscal years ended April 30, 2022 and 2021, the Company sold product and training services to Morion in the aggregate amount of approximately $23,000 and $94,000, respectively, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal years ended April 30, 2022 and 2021, the Company received dividends from Morion in the amount of approximately $123,000 and $105,000, respectively, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment. Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

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

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in this annual report on Form 10-K, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the consolidated statements of operations for the fiscal year ended April 30, 2022. The likelihood of future sales to, purchases, and dividend payments from Morion is questionable.

11. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the IRC. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the years ended April 30, 2022 and 2021, the Company contributed 44,224 and 41,118 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $426,000 and $419,000 in fiscal years 2022 and 2021, respectively. Contributed shares are drawn from the Company’s common stock held in treasury, and are removed at the Company’s original cost of acquisition of such shares on a specific identification basis, and from the Company’s common stock. In addition to changes in the treasury stock accounts, during fiscal years 2022 and 2021, such transactions increased additional paid in capital by $382,000 and $325,000, respectively. As of April 30, 2022, the plan held a total of 499,738 shares, which were allocated to the accounts of the individual participants. As of April 30, 2021, the plan held a total of 498,115 shares, which were allocated to the accounts of the individual participants.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees which are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which the formula is based on consolidated pre-tax profits. The incentive bonus recorded for the fiscal year ended April 30, 2022 was $100,000. The incentive bonus recorded for the fiscal year ended April 30, 2021 was $550,000.

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

Typically, options and SARs vest over a four-year period from the date of grant. The options and SARs generally expire ten years after the date of grant (the most recent SARs awards, beginning in fiscal year 2017, expire in five years) and are subject to certain restrictions on transferability of the shares obtained on exercise. Under the Company’s 2005 Stock Award Plan (“Plan”) the Company provided option holders the opportunity to exercise stock options either by paying the exercise price for the shares or to do a cashless exercise whereby the individual receives the net number of shares of stock equal in value to the exercised number of shares times the difference between the current market value of the Company’s stock and the exercise price. Under the Plan, instruments granted under other plans which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available under the Plan.

As of April 30, 2022, eligible employees and directors had been granted total SARs representing approximately 2,385,000 shares of the Company’s common stock, of which approximately 429,000 shares were outstanding and approximately 394,000 shares with a weighted average exercise price of $10.06 were exercisable. There were no SARs granted during the fiscal year 2022. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan. During the year ended April 30, 2022, employees exercised SARs representing 42,875 shares of the Company’s common stock and received 11,470 shares of Company stock. The difference of 31,405 shares was returned to the pool of available shares and may be used for future grants.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2022 and 2021:

	Stock Options and Stock Appreciation Rights
			Weighted Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding – April 30, 2020	1,059,500	$9.74	2.2 years	$5,416,783
Granted	-	-
Exercised	(247,500)	8.42		573,418
Expired or Canceled	(197,000)	10.96
Outstanding – April 30, 2021	615,000	$9.88	1.8 years	$2,141,905
Granted	-	-
Exercised	(42,875)	7.30		34,660
Expired or Canceled	(143,000)	10.48
Outstanding – April 30, 2022	429,125	$9.94	1.3 years	$3,278,704
Exercisable	393,500	$10.06	1.4 years	$2,989,785
Available for future grants	906,653

As of April 30, 2022, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $7,000. These costs are expected to be recognized over a weighted average period of less than 1.0 years.

During the years ended April 30, 2022 and 2021, 41,875 and 85,625 shares, respectively, vested, the fair value of which was approximately $123,000 and $274,000, respectively.

Stock-based compensation costs capitalized as part of work in process inventory or included in the cost of sales of programs on which the Company recognizes revenue under the POC method were approximately $92,000 and $103,000 for the years ended April 30, 2022 and 2021, respectively. Selling and administrative expenses included stock-based compensation expense of approximately $144,000 and $160,000 for the years ended April 30, 2022 and 2021, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARs (tax benefits) as operating cash flows. The Company did not recognize any tax benefits from the exercise of stock options and SARs for the fiscal years presented.

Restricted Stock Plan and Other Issuances:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the Board of Directors. The purchase price could not be less than the par value of the common stock. Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined therein. As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan. As of April 30, 2021, there are no outstanding shares available for purchase.

Under the 2005 Stock Award Plan the Company begin issuing Restricted Stock Units (“RSUs”) to eligible employees in fiscal 2020. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and vests over a period of time. On the applicable vesting date, the holder of a RSU becomes entitled to share of the Company’s common stock. A portion of the RSUs awarded will vest annually until fiscal 2026.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

During the year ended April 30, 2022 and 2021, the Company issued 1,150 shares from common stock and 950 shares from common stock, respectively, to select employees for milestone years of service to the Company. These shares were issued under the 2005 Stock Award Plan, are shares of the Company’s common stock, and are fully vested at time of issuance.

In fiscal year 2021 the Company elected to issue Performance Stock Units (“PSUs”) to an officer of the Company. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance criteria will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance criteria, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to performance vesting conditions, prior to vesting. A portion of the PSUs awarded will vest annually until fiscal 2025.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2005 Stock Award Plan for the years ended April 30, 2022 and 2021:

		Weighted-Average
	Shares	Exercise Price
Balance – April 30, 2020	13,000	11.38
Granted	47,250	10.03
Vested	(3,250)	11.38
Balance – April 30, 2021	57,000	10.26
Granted	26,250	9.84
Vested	(15,066)	10.32
Forfeited	(2,575)	9.97
Balance – April 30, 2022	65,609	10.09

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death. Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the years ended April 30, 2022 and 2021 was approximately $1.1 million each fiscal year.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

12. Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended April 30,
	2022	2021
Current:
Federal	$-	$(119)
State	1	(85)
Current (benefit) provision	1	(204)
Deferred:
Federal	-	-
State	-	-
Deferred tax (benefit) provision	-	-

Total (benefit) provision	$1	$(204)

         The following table reconciles the reported income tax (benefit) provision, recorded primarily due to the (i) recognition of previously unrecognized tax benefits, (ii) state and local taxes, (iii) and a change in the valuation allowance, with the amount computed using the federal statutory income tax rate (in thousands):

	Year Ended April 30,
	2022	2021
Statutory rate	$(1,819)	$100
State and local tax	(163)	69
Valuation allowance on deferred tax assets	1,050	961
Nondeductible expenses	(11)	2
Uncertain tax positions	1	(898)
Nontaxable life insurance cash value increase	(47)	(63)
Taxable life insurance gain	783	128
Stock Compensation	86	242
Tax credits	(219)	(434)
Change in tax rate	209	(323)
Other items	131	12
Total (benefit) provision	$1	$(204)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The components of deferred taxes are as follows (in thousands):

	Year Ended April 30,
	2022	2021
Deferred tax assets:
Employee benefits	$3,047	$4,789
Inventory	2,958	1,946
Accounts receivable	118	119
Tax credits	2,306	2,027
Other assets	981	883
Lease Liability	2,284	2,593
Capital Loss carry-forward	2,513	2,602
Net operating loss carryforwards	7,574	6,203
Total deferred tax asset	21,781	21,162
Deferred tax liabilities:
Property, plant and equipment	(461)	(666)
Right of use asset	(2,211)	(2,514)
Other liabilities	(83)	(195)
Deferred state income tax	(943)	(932)
Net deferred tax asset	18,083	16,855
Valuation allowance	(18,091)	(16,863)
Net deferred tax (liability) asset	$(8)	$(8)

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of April 30, 2022 and 2021, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense.

For the year ended April 30, 2022, the valuation allowance increased by approximately $1.2 million from the prior year primarily due an increase in the net deferred tax asset for which no tax benefit was provided.

The Company has a net deferred tax liability related to the tax effect of differences between financial reporting and tax basis of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward periods. The utilization of indefinite lived net operating losses are limited to 80% of taxable income in an annual period.

As of April 30, 2022, the Company has U.S. federal net operating losses of $29.6 million of which $15.9 million begins to expire in fiscal years 2026 through 2038, including $3.4 million which is subject to annual limitation under IRC § 382. The remaining U.S. federal net operating losses of $13.7 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $9.9 million expires in fiscal year 2023. U.S. federal R&D credits of $1.0 million begin to expire in fiscal years 2036 through 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2022	2021
Balance at the beginning of the fiscal year	$119	$1,354
Additions based on positions taken in the current year	111	-
Additions based on positions taken in prior years	-	-
Decreases based on positions taken in prior years	-	-
Lapse in statute of limitations	-	(1,235)
Balance at the end of the fiscal year	$230	$119

The entire amount reflected in the above table at April 30, 2022, if recognized, would reduce our effective tax rate. As of April 30, 2022, and 2021, the Company had $1,176 and $0, respectively, accrued for the payment of interest and penalties. For the fiscal years ended April 30, 2022 and 2021, the Company recognized interest (income) and expense of $1,176 and $(119,000), respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes no additional amounts will be recognized in the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local, and foreign jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2018 and prior. The Company is no longer subject to examination by the taxing authorities in foreign jurisdictions for fiscal years 2018 and prior. Net operating losses and tax attributes generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The table below presents information about reported segments for each of the years ended April 30, 2022 and 2021, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the years (in thousands):

	For the Years Ended April 30,
	2022	2021
Revenues:
FEI-NY	$41,157	$42,400
FEI-Zyfer	7,827	13,835
less intersegment revenues	(688)	(1,981)
Consolidated revenues	$48,296	$54,254

Operating (loss) income:
FEI-NY	$(5,679)	$(1,067)
FEI-Zyfer	(2,104)	655
less intersegment revenues	79	(204)
Corporate	(334)	(342)
Consolidated operating loss	$(8,038)	$(958)

	For the Years Ended April 30,
	2022	2021
Identifiable assets:
FEI-NY	$42,008	$45,552
FEI-Zyfer	10,522	12,897
less intersegment balances	(126)	-
Corporate	33,476	38,259
Consolidated identifiable assets	$85,880	$96,708

Depreciation and amortization (allocated):
FEI-NY	$2,798	$3,110
FEI-Zyfer	227	191
Corporate	-	-
Consolidated depreciation and amortization expense	$3,025	$3,301

Major Customers

The Company’s products are sold to both commercial and governmental customers. For the fiscal years ended April 30, 2022 and 2021, approximately 94% and 91%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In the fiscal years ended April 30, 2022 and 2021, revenues to four and three customers, respectively, of the FEI-NY segment accounted for more than 10% of that segment’s revenues. In the FEI-Zyfer segment, two and three customers, respectively, accounted for more than 10% of that segment’s revenues in the fiscal years ended April 30, 2022 and 2021.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. For the years ended April 30, 2022 and 2021, revenues, based on the location of the procurement entity and excluding intersegment sales, were derived from the following countries (in thousands):

	2022	2021
Belgium	$-	$36
Brazil	368	106
France	-	123
China	-	215
Russia	23	94
Germany	17	31
Italy	35	27
Israel	7	82
Singapore	-	32
Taiwan	-	101
United Kingdom	198	261
Other	233	315
	$881	$1,423

14. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of April 30, 2022 and 2021, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2022	2021
Balance at beginning of year	$439	$527
Warranty costs incurred	(587)	(619)
Product warranty accrual	667	531
Balance at end of year	$519	$439

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

15. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the years ended April 30, 2022 and 2021, respectively, were as follows (in thousands):

Change in
Market Value
of Marketable
Securities
Balance April 30, 2020, net of taxes	$490
Items of other comprehensive income (loss) before reclassification, pretax	(171)
Tax effect	(6)
Items of other comprehensive income (loss) before reclassification, net of taxes	(177)
Reclassification adjustments, pretax **	(28)
Tax effect	6	(22)
Total other comprehensive income (loss), net of taxes	(199)
Balance April 30, 2021, net of taxes	291
Items of other comprehensive income (loss) before reclassification, pretax	(725)
Tax effect	(1)
Items of other comprehensive income (loss) before reclassification, net of taxes	(726)
Reclassification adjustments, pretax **	(6)
Tax effect	1	(5)
Total other comprehensive income (loss), net of taxes	(731)
Balance April 30, 2022, net of taxes	(440)

**The reclassification adjustments represent net realized gains on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

16. Contingencies

On August 25, 2021, the Company settled disputes with Mr. Bloch. Under the Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Board, and the Compensation Committee of the Company’s Board, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company agreed to pay Mr. Bloch $6 million on or before September 24, 2021. The final settlement occurred on September 21, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2022, for the annual meeting of stockholders to be held on or about October 6, 2022 (the “2022 Proxy Statement”). See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2022 Proxy Statement. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this annual report on Form 10-K.

Item 11. Executive Compensation

This item is incorporated herein by reference from the Company’s 2022 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2022 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities		Number of securities
	to be issued upon exercise		remaining available for
	of outstanding options,	Weighted-average	future issuance under
	warrants and rights	exercise price of	equity compensation plans
	and vesting of	outstanding options,	(excluding securities
Plan Category	RSU's and PSU's	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	494,734	$9.94	906,653

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2022 Proxy Statement under “Election of Directors.”

Item 14. Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2022 Proxy Statement under “Appointment of Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Melville, NY; PCAOB ID#243)	24-25

Consolidated Balance Sheets
- April 30, 2022 and 2021	26

Consolidated Statements of Operations and Comprehensive Income (Loss)
- Years ended April 30, 2022 and 2021	27

Consolidated Statements of Cash Flows
- Years ended April 30, 2022 and 2021	28-29

Consolidated Statements of Changes in Stockholders’ Equity
- Years ended April 30, 2022 and 2021	30

Notes to Consolidated Financial Statements	31-50

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.9*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.10	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	(23)

10.11*	Settlement and Release Agreement, dated September 21, 2021, by and among Martin B. Bloch, Tatiana Bloch, Anna Sophia Bloch, a minor, by her guardian Martin B. Bloch, Anna Kochurova, Valery Kacharau, Jerry Bloch, Helen Bloch, Marlon Bishop, Chloe Bishop, Megan Wylie, the Company, the Compensation Committee of the Board of Directors of the Company, Dr. Stanton D. Sloane, Richard Schwartz, Gen. Lance W. Lord, USAF (ret.), Jonathan Brolin, and Russell M. Sarachek	(25)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of BDO USA, LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2022 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

104	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as Exhibit 3.2 to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
(3)	[Intentionally Omitted]
(4)	[Intentionally Omitted]
(5)	Filed with the SEC as Exhibit 3.3 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as Exhibit 3.4 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 1989, which exhibit is incorporated herein by reference.
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

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on July 30, 2019, which exhibit is incorporated herein by reference.
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 10.1 to the quarterly report of the Registrant on Form 10-Q, File No. 1-8061, for the quarter ended October 31, 2021, which exhibit is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

By:	/s/ Thomas McClelland
Thomas McClelland
Interim President and CEO and Chief Scientist
(Principal Executive Officer)

By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Dated: July 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	7/14/2022
Jonathan Brolin

/s/ Richard Schwartz	Director	7/14/2022
Richard Schwartz

/s/ Russell M. Sarachek	Chairman of the Board	7/14/2022
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	7/14/2022
Lance W. Lord