Form 10-Q
period 2022-07-31
FREQUENCY ELECTRONICS INC
filed 2022-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of September 13, 2022 – 9,313,509

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2022	2022
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$7,246	$11,561
Marketable securities	10,221	9,964
Accounts receivable, net of allowance for doubtful accounts of $111 at July 31, 2022 and April 30, 2022	3,819	4,291
Contract assets	11,750	9,977
Inventories, net	19,752	19,906
Prepaid income taxes	265	269
Prepaid expenses and other	1,349	1,162
Total current assets	54,402	57,130
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,456	8,564
Goodwill	617	617
Cash surrender value of life insurance	10,003	9,855
Other assets	900	909
Right-of-Use assets – operating leases	8,455	8,805
Total assets	$82,833	$85,880

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,232	$1,080
Accrued liabilities	3,389	3,696
Loss provision accrual	4,290	4,243
Operating lease liability, current portion	1,750	1,744
Contract liabilities	12,837	12,218
Total current liabilities	23,498	22,981
Deferred compensation	8,532	8,730
Deferred taxes	8	8
Operating lease liability – non-current	6,992	7,353
Other liabilities	121	120
Total liabilities	39,151	39,192
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,315 shares issued and 9,314 shares outstanding at July 31, 2022; 9,298 shares issued and 9,297 shares outstanding at April 30, 2022	9,315	9,298
Additional paid-in capital	58,036	57,956
Accumulated deficit	(23,237)	(20,120)
Common stock reacquired and held in treasury - at cost (1 share at July 31, 2022 and April 30, 2022)	(6)	(6)
Accumulated other comprehensive loss	(426)	(440)
Total stockholders’ equity	43,682	46,688
Total liabilities and stockholders’ equity	$82,833	$85,880

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended July 31,
	2022	2021

Revenues	$8,204	$12,955
Cost of revenues	8,209	8,893
Gross margin	(5)	4,062
Selling and administrative expenses	1,992	4,394
Research and development expenses	1,110	1,355
Operating loss	(3,107)	(1,687)

Other income (expense):
Investment income	36	93
Interest expense	(45)	(20)
Other income (expense), net	-	40
Loss before provision for income taxes	(3,116)	(1,574)
Provision for income taxes	1	1
Net loss	$(3,117)	$(1,575)

Net loss per common share:
Basic and diluted loss per share	$(0.33)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	9,308	9,193

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(3,117)	$(1,575)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(2)	85
Reclassification adjustment for realized gains included in net income, net of tax	16	(6)
Total unrealized gain on marketable securities, net of tax	14	79

Comprehensive loss	$(3,103)	$(1,496)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,117)	$(1,575)
Non-cash charges to earnings	816	708
Net changes in operating assets and liabilities	(1,273)	39
Net cash used in operating activities	(3,574)	(828)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,027	1,102
Purchase of marketable securities	(1,303)	(676)
Purchase of fixed assets and other assets	(465)	(504)
Net cash used in investing activities	(741)	(78)

Net decrease in cash and cash equivalents	(4,315)	(906)

Cash and cash equivalents at beginning of period	11,561	9,807

Cash and cash equivalents at end of period	$7,246	$8,901

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17	$20
Income Taxes	$-	$8

Cash refunded during the period for:
Income Taxes	$2	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2022 and 2021

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105		-	-	-	122
Stock-based compensation expense	-	-	(25)		-	-	-	(25)
Other comprehensive income, net of tax	-	-	-		-	-	14	14
Net loss	-		-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,375	$(6)	$370	$54,112

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of July 31, 2022 and the results of its operations, changes in stockholders’ equity for the three months ended July 31, 2022 and 2021, and cash flows for the three months ended July 31, 2022 and 2021. The April 30, 2022 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 14, 2022 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic, and Other Macroeconomic Factors

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the three months ended July 31, 2022, the Company has been impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during fiscal year 2022, which continued during the three months ended July 31, 2022. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the COVID-19 pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for the remainder of fiscal year 2023. As of July 31, 2022, the Company has returned to essentially normal operations and will continue to follow federal and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks, and risks resulting from geopolitical conflicts. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be negatively impacted. If faced with any of these factors, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. Due to continuing geopolitical circumstances resulting in increased inflation, energy and commodity prices may continue escalating which may adversely affect the Company’s financial results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share for the three-months ended July 31, 2022 and 2021, respectively, were as follows:

	Three months ended July 31,
	2022	2021
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,307,939	9,192,571
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	9,307,939	9,192,571

** For the three-months ended July 31, 2022 and 2021, dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three-months ended July 31, 2022 and 2021 were 357,125 shares and 372,000 shares, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – CONTRACT (LIABILITIES) ASSETS, NET

At July 31, 2022 and April 30, 2022, contract (liabilities) assets, net, consisted of the following:

	July 31, 2022	April 30, 2022
	(in thousands)
Contract Assets	$11,750	$9,977
Contract Liabilities	(12,837)	(12,218)
Net (liability) asset	$(1,087)	$(2,241)

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for on the percentage-of-completion (“POC”) basis. During the three months ended July 31, 2022 and 2021, revenue recognized under POC contracts was approximately $7.9 million and $12.4 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Contract losses of approximately $1.2 million and $16,000 were recorded for the three months ended July 31, 2022 and 2021, respectively.

NOTE D –STOCK TRANSACTIONS

During the three-month period ended July 31, 2022, the Company made contributions of 16,708 shares of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	July 31, 2022	April 30, 2022
	(in thousands)
Raw Materials and Component Parts	$11,722	$11,683
Work in Progress	7,739	7,746
Finished Goods	291	477
	$19,752	$19,906

Inventory reserves included in inventory were $7.7 million and $7.5 million as of July 31, 2022 and April 30, 2022, respectively. Reserve amounts relate to raw materials and component parts and work in progress.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and R&D facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows:

	Classification	July 31, 2022	April 30, 2022
		(unaudited)
Assets
Operating lease ROU assets	ROU assets - operating leases	$8,455	$8,805

Liabilities
Operating lease liabilities (short-term)	Operating lease liability	1,750	1,744
Operating lease liabilities (long-term)	Operating lease liability - non-current	6,992	7,353
Total lease liabilities		$8,742	$9,097

Total operating lease expense was $481,000 and $506,000 for the three-months ended July 31, 2022 and 2021, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of July 31, 2022:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2023	$1,303
2024	1,993
2025	1,832
2026	1,317
2027	937
Thereafter	3,239
Total lease payments	10,621
Less imputed interest	(1,879)
Present value of future lease payments	8,742
Less current obligations under leases	(1,750)
Long-term lease obligations	6,992

As of July 31, 2022, the weighted-average remaining lease term for all operating leases was 6.15 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The weighted average discount rate for operating leases as of July 31, 2022 was 6.18%.

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

The FEI-NY segment also includes the operations of the Company’s wholly owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s communication satellite business.

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

The accounting policies of the two segments are the same as those described in the “Summary of Significant Accounting Policies” in the fiscal year-end financial statements included in the Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit, which is defined as income before investment income, interest expense and taxes. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Three Months Ended July 31,
	2022	2021
Revenues:
FEI-NY	$6,854	$10,162
FEI-Zyfer	1,732	3,136
less intersegment revenues	(382)	(343)
Consolidated revenues	$8,204	$12,955

Operating (loss) income:
FEI-NY	$(2,589)	$(1,011)
FEI-Zyfer	(438)	33
less intersegment revenues	-	(20)
Corporate	(80)	(689)
Consolidated operating loss	$(3,107)	$(1,687)

	July 31, 2022	April 30, 2022
Identifiable assets:
FEI-NY	$42,433	$42,008
FEI-Zyfer	10,743	10,522
less intersegment balances	(126)	(126)
Corporate	29,783	33,476
Consolidated identifiable assets	$82,833	$85,880

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $8.0 million and $0.3 million, respectively, of the $8.2 million reported for the three months ended July 31, 2022. Total revenue recognized over time as POC and POT were approximately $12.4 million and $0.6 million, respectively, of the $13.0 million reported for the three months ended July 31, 2021. The amounts by segment and product line were as follows:

	Three Months Ended July 31,
	2022			2021
	(in thousands)			(in thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$6,278	$576	$6,854	$9,601	$561	$10,162
FEI-Zyfer	1,674	58	1,732	2,801	335	3,136
Intersegment	-	(382)	(382)	-	(343)	(343)
Revenue	$7,952	$252	$8,204	$12,402	$553	$12,955

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended July 31,
	(in thousands)
	2022	2021
Revenues by Product Line:
Satellite Revenue	$3,476	$6,741
Government Non-Space Revenue	4,064	5,490
Other Commercial & Industrial Revenue	664	724
Consolidated revenues	$8,204	$12,955

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three months ended July 31, 2022 and 2021, the Company acquired product from Morion in the aggregate amount of approximately $0 and $85,000, respectively. During the three months ended July 31, 2022 and 2021, the Company did not receive dividends from Morion.

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

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of the Company’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the Form 10-K, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the Consolidated Statements of Operations for the fiscal year ended April 30, 2022. The likelihood of future sales to, purchases, and dividend payments from Morion is questionable.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at July 31, 2022 and April 30, 2022, respectively, were as follows (in thousands):

	July 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,647	$39	$(465)	$10,221

	April 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,403	$23	$(462)	$9,964

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 31, 2022
Fixed Income Securities	$2,138	$(82)	$5,610	$(383)	$7,748	$(465)

April 30, 2022
Fixed Income Securities	$2,349	$(146)	$5,573	$(316)	$7,922	$(462)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at July 31, 2022 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three months ended July 31, 2022, the Company sold or redeemed available-for-sale securities of approximately $1.0 million realizing losses of approximately $20,000.

Maturities of fixed income securities classified as available-for-sale at July 31, 2022 were as follows, at cost (in thousands):

Current	$3,261
Due after one year through five years	5,676
Due after five years	1,710
$10,647

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company will not be adopting ASU 2017-04 early, and is in the process of determining the effect that ASU 2017-04 may have. However, the Company expects the new standard to have an immaterial effect on its consolidated financial statements when adopted in fiscal year 2024.

NOTE K – CREDIT FACILITY

As of July 31, 2022, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2022, and April 30, 2022, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE M – COMMITMENTS AND CONTINGENCIES

On August 25, 2021, to resolve previously disclosed disputes with Martin B. Bloch the former Chief Scientist of the Company and a former member of the Company’s Board of Directors, the Company entered into the Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz and Stanton D. Sloane, each in their capacity as members of the Company’s Board of Directors (the “Director Defendants”), and the Compensation Committee of the Company’s Board of Directors, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family. Under the Settlement Terms, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company agreed to pay Mr. Bloch $6 million on or before September 24, 2021.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2022.

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

COVID-19 Pandemic Update and CARES Act

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the three months ended July 31, 2022, the Company had been impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during fiscal year 2022, which continued during the three months ended July 31, 2022. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the COVID-19 pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for the remainder of fiscal year 2023. As of July 31, 2022, the Company has returned to essentially normal operations and will continue to follow federal and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be negatively impacted. If faced with any of these factors, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. For example, in the latter part of fiscal year 2021, the Company experienced some operational disruptions due to the need to vacate certain areas of the facilities for cleaning and disinfecting resulting from employees being potentially exposed to COVID-19 or following positive COVID-19 test results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2022 and 2021, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three Months ended July 31,
	2022	2021
Revenues
FEI-NY	83.6%	78.4%
FEI-Zyfer	21.1	24.2
Less intersegment revenues	(4.7)	(2.6)
	100.0	100.0
Cost of revenues	100.1	68.6
Gross margin	(0.1)	31.4
Selling and administrative expenses	24.3	33.9
Research and development expenses	13.5	10.5
Operating loss	(37.9)	(13.0)
Other income (loss), net	(0.1)	0.9
Provision for income taxes	0.0	0.0
Net loss	(38.0)%	(12.1)%

Revenues

	Three months ended July 31,
	(in thousands)
Segment	2022	2021	Change
FEI-NY	$6,854	$10,162	$(3,308)	(32.6)%
FEI-Zyfer	1,732	3,136	(1,404)	(44.8)
Intersegment revenues	(382)	(343)	(39)	11.4
	$8,204	$12,955	$(4,751)	(36.7)%

For the three months ended July 31, 2022 revenues from commercial and U.S. Government communication satellite programs accounted for approximately 42% of consolidated revenues compared to approximately 52% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 50% of consolidated revenues for the three months ended July, 31, 2022 compared to approximately 42% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended July 31, 2022 accounted for approximately 8% of consolidated revenue compare to 6% in the same period of the prior fiscal year. The decrease in revenue for this quarter was due to delay in contract awards, delays in meeting program milestones, and funding limitations. It is believed that these issues are only temporary timing issues and we expect revenue to increase in the future.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three Months ended July 31,
	(in thousands)
	2022	2021	Change
	$(5)	$4,062	$(4,067)	(100.1)%
GM Rate	(0.1)%	31.4%

For the three-month period ended July 31, 2022, gross margin and GM Rate decreased compared to the same period in the prior fiscal year. The decrease in gross margin and GM Rate was due to increased engineering costs on development phase programs that experienced particularly complex technical challenges, as well as cost impacts on several programs resulting from supply chain problems. Gross margin was also affected by under absorption of costs due to the decrease in sales this quarter.

Selling and Administrative Expenses

Three Months ended July 31,
(in thousands)
2022	2021	Change
$1,992	$4,394	$(2,402)	(54.7)%

For the three months ended July 31, 2022 and 2021, selling, and administrative (“SG&A”) expenses were approximately 24% and 34%, respectively, of consolidated revenues. The decrease in SG&A expenses for the three months ended July 31, 2022 as compared to the prior year period is largely due to the decrease in professional fees, as well as a one-time reduction to stock option expense related to forfeitures and deferred compensation expense.

Research and Development Expenses

Three Months ended July 31,
(in thousands)
2022	2021	Change
$1,110	$1,355	$(245)	(18.1)%

Research and development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The R&D rate for the three-month period ended July 31, 2022 was 14% of sales compared to 10% of sales for the same period of the prior fiscal year. R&D decreases for the first quarter of fiscal year 2023 are related to a focus on projects currently in the production phase. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Loss

Three Months ended July 31,
(in thousands)
2022	2021	Change
$(3,107)	$(1,687)	$(1,420)	84.2%

During the three-month period ended July 31, 2022, operating losses resulted largely from the decrease in revenue coupled with the additional cost mentioned above in the gross margin section.

Other Income (Expense), net

	Three Months ended July 31,
	(in thousands)
	2022	2021	Change
Investment income	$36	$93	$(57)	(61.3)%
Interest expense	(45)	(20)	(25)	125.0%
Other income (expense), net	-	40	(40)	(100.0)%
	$(9)	$113	$(122)	(108.0)%

Investment income is derived primarily from the Company’s holdings of marketable securities. Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions or maturities of securities.

Income Tax Provision

Three Months ended July 31,
(in thousands)
2022	2021	Change
$1	$1	$-	-%

	Three Months ended July 31,
	2022	2021
Effective tax rate on pre-tax book loss:	0%	(0.1)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2023 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the three months ended July 31, 2022, the Company recorded a discrete income tax provision of $1,000 related to an accrual of interest for unrecognized tax benefits. For the three months ended July 31, 2021, the Company recorded an income tax provision of $1,000, consisting of a discrete income tax provision of $2,000.

The effective tax rate for the three months ended July 31, 2022 was an income tax provision of (0.0)% on pretax loss of $3.1 million compared to an income tax provision of (0.1)% on pretax loss of $1.6 million in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of approximately $30.9 million at July 31, 2022 and $34.2 million at April 30, 2022. Included in working capital at July 31, 2022 and April 30, 2022 was $17.5 million and $21.5 million, respectively, consisting of cash, cash equivalents, and marketable securities. The Company’s current ratio at July 31, 2022 was 2.3 to 1 compared to 2.5 to 1 as of April 30, 2022.

Net cash used in operating activities for the three-month periods ended July 31, 2022 and 2021 was approximately $3.6 million and $828,000, respectively. The decrease in cash flow in the first quarter of fiscal 2023 was mainly due to an increase in net loss offset by a decrease in non-cash adjustments and inventory. For the three-month periods ended July 31, 2022 and 2021, the Company incurred approximately $816,000 and $708,000, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, deferred compensation, and accruals for employee benefit programs. During the current fiscal year, the Company billed milestones on certain newer contracts that require longer lead times to procure materials and parts required to complete the projects. It has not been determined if this will occur going forward on new contracts or if it is specifically related to the current projects.

Net cash used in investing activities for the three-month periods ended July 31, 2022 and 2021 was approximately $741,000 and $78,000, respectively. During the three months ended July 31, 2022 marketable securities were sold or redeemed in the amount of $1.0 million compared to $1.1 million for the same period of fiscal year 2022. During the three months ended July 31, 2022 approximately $1.3 million of marketable securities were purchased compared to $676,000 for the same period of fiscal year 2022. The Company acquired property, plant and equipment in the amount of approximately $465,000 and $504,000 for the three-month periods ended July 31, 2022 and 2021, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash used in financing activities for the three months ended July 31, 2022 and 2021.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of July 31, 2022, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. For the three months ended July 31, 2022 and 2021 there were no repurchases of shares.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

As of July 31, 2022, the Company’s consolidated funded backlog was approximately $40 million, the same as at April 30, 2022, the end of fiscal year 2022. Approximately 81% of this backlog is expected to be realized in the next twelve months. As of July 31, 2022, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least September 14, 2023 and the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2022	FREQUENCY ELECTRONICS, INC.

	By:	/s/ Thomas McClelland
Thomas McClelland
Interim President and Chief Executive Officer and Chief Scientist (Principal Executive Officer)

	By:	Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)