Form 10-Q
period 2022-10-31
FREQUENCY ELECTRONICS INC
filed 2022-12-20
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 14, 2022 – 9,343,717

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	October 31,	April 30,
	2022	2022
	(UNAUDITED)	(Revised - See Note C)
ASSETS:
Current assets:
Cash and cash equivalents	$10,120	$11,561
Marketable securities	9,612	9,964
Accounts receivable, net of allowance for doubtful accounts of $111 at October 31, 2022 and April 30, 2022	4,855	4,291
Contract assets	9,473	8,857
Inventories, net	19,878	19,906
Prepaid income taxes	102	269
Prepaid expenses and other	1,208	1,162
Total current assets	55,248	56,010
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,148	8,564
Goodwill	617	617
Cash surrender value of life insurance	10,060	9,855
Other assets	899	909
Right-of-Use assets – operating leases	8,104	8,805
Total assets	$83,076	$84,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,461	$1,080
Accrued liabilities	3,339	3,696
Loss provision accrual	3,350	4,243
Operating lease liability, current portion	1,751	1,744
Contract liabilities	16,976	11,098
Total current liabilities	26,877	21,861
Deferred compensation	8,499	8,730
Deferred taxes	8	8
Operating lease liability – non-current	6,629	7,353
Other liabilities	124	120
Total liabilities	42,137	38,072
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,334 shares issued and 9,333 shares outstanding at October 31, 2022; 9,298 shares issued and 9,297 shares outstanding at April 30, 2022	9,334	9,298
Additional paid-in capital	58,153	57,956
Accumulated deficit	(25,551)	(20,120)
Common stock reacquired and held in treasury - at cost (1 share at October 31, 2022 and April 30, 2022)	(6)	(6)
Accumulated other comprehensive income	(991)	(440)
Total stockholders’ equity	40,939	46,688
Total liabilities and stockholders’ equity	$83,076	$84,760

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations
Revenues	$8,949	$12,936	$17,153	$25,890
Cost of revenues	8,599	8,845	16,808	17,738
Gross margin	350	4,091	345	8,152
Selling and administrative expenses	2,034	2,411	4,026	6,805
Research and development expenses	599	1,377	1,709	2,732
Operating (loss) income	(2,283)	303	(5,390)	(1,385)

Other income (expense):
Investment (expense) income	(12)	98	24	191
Interest expense	(18)	(20)	(63)	(40)
Other income (expense), net	-	118	-	158
(Loss) income before provision for income taxes	(2,313)	499	(5,429)	(1,076)
Provision for income taxes	1	2	2	2
Net (loss) income	$(2,314)	$497	$(5,431)	$(1,078)

Net (loss) income per common share:
Basic and diluted (loss) income per share	$(0.25)	$0.05	$(0.58)	$(0.12)

Weighted average shares outstanding:
Basic	9,326	9,256	9,317	9,246
Diluted	9,326	9,302	9,317	9,246

Condensed Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(2,314)	$497	$(5,431)	$(1,078)

Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(581)	(157)	(552)	(72)
Reclassification adjustment for realized gains (losses) included in net income, net of tax	16	-	1	(6)
Total unrealized loss on marketable securities, net of tax	(565)	(157)	(551)	(78)

Comprehensive (loss) income	$(2,879)	$340	$(5,982)	$(1,156)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,431)	$(1,078)
Non-cash charges to earnings	1,209	1,765
Net changes in operating assets and liabilities	3,756	974
Net cash (used in) provided by operating activities	(466)	1,661

Cash flows from investing activities:
Proceeds on redemption of marketable securities	1,137	1,427
Purchase of marketable securities	(1,383)	(1,164)
Purchase of property, plant, and equipment, and other assets	(729)	(1,108)
Net cash used in investing activities	(975)	(845)

Net (decrease) increase in cash and cash equivalents	(1,441)	816

Cash and cash equivalents at beginning of period	11,561	9,807

Cash and cash equivalents at end of period	$10,120	$10,623

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$40
Income Taxes	$-	15

Cash refunded during the period for:
Income Taxes	$176	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2022

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105	-	-	-	-	122
Stock-based compensation expense	-	-	(25)	-	-	-	-	(25)
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Net loss	-		-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682
Contribution of stock to 401(k) plan	18,632	18	89	-	-	-	-	107
Stock-based compensation expense	750	1	28	-	-	-	-	29
Other comprehensive loss, net of tax	-	-	-		-	-	(565)	(565)
Net loss	-		-	(2,314)	-	-	-	(2,314)
Balance at October 31, 2022	9,334,268	$9,334	$58,153	$(25,551)	1,375	$(6)	$(991)	$40,939

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2021

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,375	$(6)	$370	$54,112
Contribution of stock to 401(k) plan	10,779	11	100	-	-	-	-	111
Stock-based compensation expense	250	-	66	-	-	-	-	66
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	6,278	6	(6)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(157)	(157)
Net income	-	-	-	497	-	-	-	497
Balance at October 31, 2021	9,264,326	$9,264	$57,693	$(12,535)	1,375	$(6)	$213	$54,629

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of October 31, 2022 and the results of its operations, changes in stockholders’ equity for the three and six months ended October 31, 2022 and 2021, and cash flows for the six months ended October 31, 2022 and 2021. The April 30, 2022 condensed consolidated balance sheet was derived from audited financial statements (see Revision of Previously Issued Financial Statements in Note C below). These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 14, 2022 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic, and Other Macroeconomic Factors

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the six months ended October 31, 2022, the Company has been impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during fiscal year 2022, which continued during the six months ended October 31, 2022. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the COVID-19 pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for the remainder of fiscal year 2023. The Company has returned to essentially normal operations at its various locations. At its locations, the Company continues to follow federal and state guidelines with an emphasis on employee safety.

The Company faces various future COVID-19 related risks, and risks resulting from geopolitical conflicts. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, state and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be negatively impacted. If faced with any of these factors, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. For example, in the latter part of fiscal year 2021, the Company experienced some operation disruptions due to the need to vacate certain areas of the facilities for cleaning and disinfecting resulting from employees being potentially exposed to COVID-19 or following positive COVID-19 test results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

In addition to the impacts of the COVID-19 pandemic, the Company’s financial condition, liquidity, and future financial results may also be affected by other macroeconomic factors. For example, due to continuing geopolitical circumstances resulting in increased inflation, energy and commodity prices may continue escalating which may adversely affect the Company’s financial results.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share for the three and six months ended October 31, 2022 and 2021, respectively, were as follows:

	Periods ended October 31,
	Three months		Six months
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,326,347	9,256,255	9,317,143	9,246,240
Effect of Dilutive Securities	**	45,273	**	**
Diluted EPS Shares outstanding	9,326,347	9,301,528	9,317,143	9,246,240

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

** For the three months ended October 31, 2022 and six months ended October 31, 2022 and 2021, dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three and six-months ended October 31, 2022 was 243,625 shares, respectively. The exercisable shares excluded for the three and six-months ended October 31, 2021 were 198,000 and 223,000 shares, respectively.

NOTE C – CONTRACT (LIABILITIES) ASSETS, NET

At October 31, 2022 and April 30, 2022, contract (liabilities) assets, net, consisted of the following:

	October 31, 2022	April 30, 2022
		Revised
	(In thousands)
Contract Assets	$9,473	$8,857
Contract Liabilities	(16,976)	(11,098)
Net (liability) asset	$(7,503)	$(2,241)

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for on the percentage-of-completion (“POC”) basis. During the three and six months ended October 31, 2022, revenue recognized under POC contracts was approximately $8.7 million and $16.6 million, respectively. During the three and six months ended October 31, 2021, revenue recognized under POC contracts was approximately $12.2 million and $24.6 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Contract losses of approximately $737,000 and $2.0 million were recorded for the three and six months ended October 31, 2022, respectively. Contract losses of approximately $31,000 and $47,000 were recorded for the three and six months ended October 31, 2021, respectively.

Revision of Previously Issued Financial Statements

During the preparation of our condensed consolidated financial statements for the second quarter ended October 31, 2022, the Company identified an immaterial error in relation to previously reported amounts in the Form 10-K and in the Quarterly Report on Form 10-Q for the three months ended July 31, 2022, filed on September 14, 2022, with the Securities and Exchange Commission (the “Q1 2023 Form 10-Q”). As a result, the Company is revising its consolidated financial statements below for the periods impacted.

The table below sets forth the consolidated balance sheets and consolidated statements of cash flows, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021			July 31, 2022
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Consolidated Balance Sheets:
Contract Assets	$9,977	$(1,120)	$8,857	$12,640	$1,820	$14,460	$11,750	$(1,741)	$10,009
Total Current Assets	57,130	(1,120)	56,010	59,371	1,820	61,191	54,402	(1,741)	52,661
Total Assets	85,880	(1,120)	84,760	96,708	1,820	98,528	82,833	(1,741)	81,092
Contract Liabilities	12,218	(1,120)	11,098	10,692	1,820	12,512	12,837	(1,741)	11,096
Total Current Liabilities	22,981	(1,120)	21,861	18,789	1,820	20,609	23,498	(1,741)	21,757
Total Liabilities	39,192	(1,120)	38,072	41,299	1,820	43,119	39,151	(1,741)	37,410

Consolidated Statements of Cash Flows:
Changes in Operating Assets & Liabilities
Contract Assets	$2,306	$2,940	$5,246	$(2,180)	$(2,315)	$(4,495)	*	*	*
Contract Liabilities	1,526	(2,940)	(1,414)	7,185	2,315	9,500	*	*	*
Net cash provided by operating activities	4,036	-	4,036	12,157	-	12,157	*	*	*

* No effect on the Company's quarterly report for the period ended July 31, 2022 as the Statement of Cash Flows are condensed

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below sets forth the disclosures in Note 3 to the consolidated financial statements in the Form 10-K and Note C to the condensed consolidated financial statements in the Q1 2023 Form 10-Q, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021			July 31, 2022
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Contract Assets	$9,977	$(1,120)	$8,857	$12,640	$1,820	$14,460	$11,750	$(1,741)	$10,009
Contract Liabilities	(12,218)	1,120	(11,098)	(10,692)	(1,820)	(12,512)	(12,837)	1,741	(11,096)
Net (liability) asset	$(2,241)	$-	$(2,241)	$1,948	$-	$1,948	$(1,087)	$-	$(1,087)

The table below sets forth the segment information disclosures in Note 13 to the consolidated financial statements in the Form 10-K and Note G to the condensed consolidated financial statements in the Q1 2023 Form 10-Q, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021			July 31, 2022
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Identifiable assets:
FEI-NY	$42,008	$(1,120)	$40,888	$45,552	$1,820	$47,372	$42,433	$(1,741)	$40,692
Consolidated identifiable assets	85,880	(1,120)	84,760	96,708	1,820	98,528	82,833	(1,741)	81,092

NOTE D –STOCK TRANSACTIONS

During the three and six-month periods ended October 31, 2022, the Company made contributions of 18,632 and 35,340 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	October 31, 2022	April 30, 2022
	(In thousands)
Raw Materials and Component Parts	$11,930	$11,683
Work in Progress	7,269	7,746
Finished Goods	679	477
	$19,878	$19,906

Inventory reserves included in inventory were $7.8 million and $7.5 million as of October 31, 2022 and April 30, 2022, respectively. Reserve amounts relate to raw materials and component parts and work in progress.

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, and manufacturing and Research and Development (“R&D”) facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. Right-of-use (“ROU”) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows:

	Classification	October 31, 2022	April 30, 2022
		(in thousands)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$8,104	$8,805

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,751	1,744
Operating lease liabilities (long-term)	Lease liability, non-current	6,629	7,353
Total lease liabilities		$8,380	$9,097

Total operating lease expense was $481,000 and $962,000 for the three and six months ended October 31, 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $500,000 and $1.0 million for the three and six months ended October 31, 2021, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of October 31, 2022:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2023	$808
2024	1,993
2025	1,832
2026	1,317
2027	937
Thereafter	3,238
Total lease payments	10,125
Less imputed interest	(1,745)
Present value of future lease payments	8,380
Less current obligations under leases	(1,751)
Long-term lease obligations	6,629

As of October 31, 2022, the weighted-average remaining lease term for all operating leases was 5.97 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The Company selected a rate that is reflective of companies with similar credit ratings for secured debt. The weighted average discount rate for operating leases as of October 31, 2022 was 6.19%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Accounting Policies” in the fiscal year-end financial statements included in the Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit, which is defined as income before investment income, interest expense and taxes. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Three months		Six months
	2022	2021	2022	2021
Revenues:
FEI-NY	$7,680	$10,381	$14,534	$20,543
FEI-Zyfer	1,561	2,648	3,292	5,783
less intersegment revenues	(292)	(93)	(673)	(436)
Consolidated revenues	$8,949	$12,936	$17,153	$25,890

Operating income (loss):
FEI-NY	$(1,389)	$(64)	$(3,978)	$(1,075)
FEI-Zyfer	(792)	(132)	(1,230)	(99)
less intersegment profit	-	-	-	(20)
Corporate	(102)	499	(182)	(191)
Consolidated operating income (loss)	$(2,283)	$303	$(5,390)	$(1,385)

	October 31, 2022	April 30, 2022
		(Revised - See Note C)
Identifiable assets:
FEI-NY	$40,682	$40,888
FEI-Zyfer	10,756	10,522
less intersegment balances	(124)	(126)
Corporate	31,762	33,476
Consolidated identifiable assets	$83,076	$84,760

Total revenue recognized over time as POC and Passage of Title (“POT”) were approximately $8.7 million and $0.3 million, respectively, of the $9.0 million reported for the three months ended October 31, 2022. Total revenue recognized over time as POC and POT were approximately $16.6 million and $0.5 million, respectively, of the $17.2 million reported for the six months ended October 31, 2022. Total revenue recognized over time as POC and POT were approximately $12.2 million and $0.7 million, respectively, of the $12.9 million reported for the three months ended October 31, 2021. Total revenue recognized over time as POC and POT were approximately $24.6 million and $1.3 million, respectively, of the $25.9 million reported for the six months ended October 31, 2021. The amounts by segment and product line were as follows:

	Three Months Ended October 31,
	2022			2021
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$7,173	$507	$7,680	$9,928	$453	$10,381
FEI-Zyfer	1,481	80	1,561	2,300	348	2,648
Intersegment	-	(292)	(292)	-	(93)	(93)
Revenue	$8,654	$295	$8,949	$12,228	$708	$12,936

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended October 31,
	2022			2021
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$13,451	$1,083	$14,534	$19,529	$1,014	$20,543
FEI-Zyfer	3,156	136	3,292	5,100	683	5,783
Intersegment	-	(673)	(673)	-	(436)	(436)
Revenue	$16,607	$546	$17,153	$24,629	$1,261	$25,890

	Periods ended October 31,
	(in thousands)
	Three months		Six months
	2022	2021	2022	2021
Revenues by Product Line:
Satellite Revenue	$4,333	$6,603	$7,808	$13,343
Government Non-Space Revenue	3,918	5,099	7,983	10,590
Other Commercial & Industrial Revenue	698	1,234	1,362	1,957
Consolidated revenues	$8,949	$12,936	$17,153	$25,890

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three and six months ended October 31, 2022, the Company acquired product from Morion in the aggregate amount of approximately $31,000 for both periods. During the three and six months ended October 31, 2021, the Company acquired product from Morion in the aggregate amount of approximately $34,000 and $120,000, respectively. During the six months ended October 31, 2021, the Company received dividends from Morion in the amount of approximately $123,000, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at October 31, 2022 and April 30, 2022, respectively, were as follows (in thousands):

	October 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,603	$2	$(993)	$9,612

	April 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,403	$23	$(462)	$9,964

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 31, 2022
Fixed Income Securities	$2,306	$(133)	$6,732	$(860)	$9,038	$(993)

April 30, 2022
Fixed Income Securities	$2,349	$(146)	$5,573	$(316)	$7,922	$(462)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at October 31, 2022 were other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

During the three and six months ended October 31, 2022, the Company sold or redeemed available-for-sale securities of approximately $110,000 and $1.1 million, respectively, realizing losses of approximately $1,000 and $20,000, respectively, during the same periods ended October 31, 2022.

Maturities of fixed income securities classified as available-for-sale at October 31, 2022 were as follows, at cost (in thousands):

Current	$3,147
Due after one year through five years	5,747
Due after five years	1,709
$10,603

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

NOTE K – CREDIT FACILITY

As of October 31, 2022, the Company had available credit with UBS Bank USA at variable terms based on its securities holdings under an advisory arrangement, under which no borrowings have been made.

NOTE L – VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2022, and April 30, 2022, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE M – COMMITMENTS AND CONTINGENCIES

On August 25, 2021, to resolve previously disclosed disputes with Martin B. Bloch, the former Chief Scientist of the Company and a former member of the Company’s Board of Directors, the Company entered into the Agreement on Material Terms of Settlement (the “Settlement Terms”), dated August 25, 2021, between and among the Company, Jonathan Brolin, Lance W. Lord, Russell M. Sarachek, Richard Schwartz, and Stanton D. Sloane, each in their capacity as members of the Company’s Board of Directors (the “Director Defendants”), and the Compensation Committee of the Company’s Board of Directors, in its capacity as administrator under the deferred compensation agreements, and Mr. Bloch and certain members of Mr. Bloch’s family. Under the Settlement Terms, in full and complete settlement of all claims asserted and all sums sought by Mr. Bloch in the litigation and arbitration proceedings, the Company agreed to pay Mr. Bloch $6 million on or before September 24, 2021.

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

NOTE N – SUBSEQUENT EVENT

On December 20, 2022, the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The dividend is payable on January 27, 2023, to stockholders of record as of the close of business on January 6, 2023. Based on the current number of shares of common stock outstanding, the total amount of the special dividend payment will be approximately $9.3 million.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and six months ended October 31, 2022.

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

COVID-19 Pandemic Update, and Other Macroeconomic Factors

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For the three and six months ended October 31, 2022, the Company had been impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic, and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected, as evidenced by decreases in sales and gross margin during fiscal year 2022, which continued during the three and six months ended October 31, 2022. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the COVID-19 pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for the remainder of fiscal year 2023. The Company has returned to essentially normal operations at its various locations. At its locations, Frequency continues to follow federal and state guidelines with an emphasis on employee safety.

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

In addition to the impacts of the COVID-19 pandemic, the Company’s financial condition, liquidity, and future financial results may also be affected by other macroeconomic factors. For example, due to continuing geopolitical circumstances resulting in increased inflation, energy and commodity prices may continue escalating which may adversely affect the Company’s financial results.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and six months ended October 31, 2022 and 2021, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Six months
	Periods ended October 31,
	2022	2021	2022	2021
Revenues
FEI-NY	85.8%	80.2%	84.7%	79.3%
FEI-Zyfer	17.4	20.5	19.2	22.3
Less intersegment revenues	(3.2)	(0.7)	(3.9)	(1.6)
	100.0	100.0	100.0	100.0
Cost of revenues	96.1	68.4	98.0	68.5
Gross margin	3.9	31.6	2.0	31.5
Selling and administrative expenses	22.7	18.6	23.4	26.3
Research and development expenses	6.7	10.7	10.0	10.6
Operating income (loss)	(25.5)	2.3	(31.4)	(5.4)
Other income (loss), net	(0.4)	1.5	(0.3)	1.2
Provision for income taxes	0.0	0.0	-	-
Net income (loss)	(25.9)%	3.8%	(31.7)%	(4.2)%

Revenues

	Three months				Six months
	Periods ended October 31,
	(in thousands)
Segment	2022	2021	Change		2022	2021	Change
FEI-NY	$7,680	$10,381	$(2,701)	(26.0)%	$14,534	$20,543	$(6,009)	(29.3)%
FEI-Zyfer	1,561	2,648	(1,087)	(41.0)	3,292	5,783	(2,491)	(43.1)
Intersegment revenues	(292)	(93)	(199)	NM	(673)	(436)	(237)	54.4
	$8,949	$12,936	$(3,987)	(30.8)%	$17,153	$25,890	$(8,737)	(33.7)%

For the three months ended October 31, 2022 revenues from commercial and U.S. Government communication satellite programs accounted for approximately 48% of consolidated revenues compared to approximately 51% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 44% of consolidated revenues for the three months ended October, 31, 2022 compared to approximately 39% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended October 31, 2022 accounted for approximately 8% of consolidated revenue compared to 10% in the same period of the prior fiscal year. The decrease in revenue for this quarter was due to delays in contract awards, delays in meeting program milestones, and minor technical challenges that have been, or will be, resolved reasonably quickly. It is believed that these issues are only temporary timing issues and we expect revenue to increase in the future.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the six months ended October 31, 2022 revenues from commercial and U.S. Government communication satellite programs accounted for approximately 46% of consolidated revenues compared to approximately 52% of consolidated revenues during this same period in the prior fiscal year. Revenues from non-space U.S. Government/DOD customers accounted for approximately 47% of consolidated revenues for the six months ended October, 31, 2022 compared to approximately 41% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the six months ended October 31, 2022 and 2021 accounted for approximately 8% of consolidated revenue. The decrease in revenue for the six months ended October 31, 2022 was due to delays in contract awards, delays in meeting program milestones, minor technical challenges that have been, or will be, resolved reasonably quickly, and funding limitations. It is believed that these issues are only temporary timing issues and we expect revenue to increase in the future.

Gross Margin

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2022	2021	Change		2022	2021	Change
	$350	$4,091	$(3,741)	(91.4)%	$345	$8,152	$(7,807)	(95.8)%
GM Rate	3.9%	31.6%			2.0%	31.5%

For the three-month and six-month periods ended October 31, 2022, gross margin and GM Rate decreased compared to the same respective periods in the prior fiscal year. The decrease in gross margin and GM Rate was due to increased engineering costs on development phase programs that experienced particularly complex technical challenges that have since been resolved, minor technical challenges that have been, or will be, resolved reasonably quickly, and the negative cost impacts on some programs due to supply chain delays. Gross margin was also affected by under absorption of costs due to the decrease in sales during the three-month and six-month periods ended October 31, 2022.

Selling and Administrative Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$2,034	$2,411	$(377)	(15.6)%	$4,026	$6,805	$(2,779)	(40.8)%

For the three months ended October 31, 2022 and 2021, selling, and administrative (“SG&A”) expenses were approximately 23% and 19%, respectively, of consolidated revenues. The decrease in SG&A expenses for the three months ended October 31, 2022 as compared to the prior year period was largely due to a decrease in professional fees and deferred compensation, partially offset by a one-time expense related to severance packages relating to the previously announced labor reduction.

For the six months ended October 31, 2022 and 2021, SG&A expenses were approximately 23% and 26%, respectively, of consolidated revenues. The decrease in SG&A expenses for the six months ended October 31, 2022 as compared to the prior year period was largely due to decrease in professional fees, as well as a one-time reduction to stock option expense related to forfeitures and deferred compensation expense. The Company continues to monitor expenses looking for additional cost-effective reductions going forward.

Research and Development Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$599	$1,377	$(778)	(56.5)%	$1,709	$2,732	$(1,023)	(37.4)%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

R&D expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The R&D rate for the three-month period ended October 31, 2022 was 7% of sales compared to 11% of sales for the same period of the prior fiscal year. The R&D rate for the six-month period ended October 31, 2022 was 10% of sales compared to 11% of sales for the same period of the prior fiscal year. R&D decreases for both periods of fiscal year 2023 were primarily due to the resolution in fiscal 2022 of technical challenges of projects now in the production phase. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

Operating (Loss) Income

Three months				Six months
Periods ended October 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$(2,283)	$303	$(2,586)	NM	$(5,390)	$(1,385)	$(4,005)	NM

During the three-month and six-month periods ended October 31, 2022, operating losses resulted largely from the decrease in revenue coupled with the additional costs mentioned above in the “Gross Margin” section.

Other Income (Expense), net

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2022	2021	Change		2022	2021	Change
Investment (expense) income	$(12)	$98	$(110)	NM	$24	$191	$(167)	(87.4)%
Interest expense	(18)	(20)	2	(10.0)%	(63)	(40)	(23)	57.5%
Other income (expense), net	-	118	(118)	(100.0)%	-	158	(158)	(100.0)%
	$(30)	$196	$(226)	NM	$(39)	$309	$(348)	NM

Investment (expense) income is derived primarily from the Company’s holdings of marketable securities. Earnings on securities may vary based on fluctuating interest rates, dividend payout levels, and the timing of purchases, sales, redemptions, or maturities of securities.

Income Tax Provision

Three months				Six months
Periods ended October 31,
(in thousands)
2022	2021	Change		2022	2021	Change
$1	$2	$(1)	(50.0)%	$2	$2	$-	-%

	Three months		Six months
	Periods ended October 31,
	2022	2021	2022	2021
Effective tax rate on pre-tax book income (loss):	0.0%	0.4%	0.0%	(0.2)%

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the three months ended October 31, 2022, the Company recorded a discrete income tax provision of $1,000 related to an accrual of interest for unrecognized tax benefits. For the three months ended October 31, 2021, the Company recorded an income tax provision of $1,504.

For the six months ended October 31, 2022, the Company recorded a discrete income tax provision of $2,000 related to an accrual of interest for unrecognized tax benefits. For the six months ended October 31, 2021, the Company recorded an income tax provision of $2,250.

The effective tax rate for the three months ended October 31, 2022 was an income tax provision of 0.0% on pretax loss of $2.3 million compared to an income tax provision of 0.4% on pretax income of $499,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the six months ended October 31, 2022 was an income tax provision of 0.0% on pretax loss of $5.4 million compared to an income tax provision of (0.2)% on pretax loss of $1.1 million in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions,

including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted annual financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheet continues to reflect a strong working capital position of approximately $28.4 million at October 31, 2022 and $34.2 million at April 30, 2022. Included in working capital at October 31, 2022 and April 30, 2022 was $19.7 million and $21.5 million, respectively, consisting of cash, cash equivalents, and marketable securities. The Company’s current ratio at October 31, 2022 was 2.1 to 1 compared to 2.5 to 1 as of April 30, 2022.

Net cash used in operating activities for the six-month period ended October 31, 2022 was approximately $466,000 and net cash provided by operating activities for the six-month period ended October 31, 2021 was approximately $1.7 million. The decrease in cash flow in the first six months of fiscal 2023 was mainly due to an increase in net loss and contract liabilities, partially offset by a decrease in non-cash adjustments, contract assets, and inventory. For the six-month periods ended October 31, 2022 and 2021, the Company incurred approximately $1.2 million and $1.8 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the six-month periods ended October 31, 2022 and 2021 was approximately $975,000 and $845,000, respectively. During the six months ended October 31, 2022 marketable securities were sold or redeemed in the amount of $1.1 million compared to $1.4 million for the same period of fiscal year 2022. During the six months ended October 31, 2022 approximately $1.4 million of marketable securities were purchased compared to $1.2 million for the same period of fiscal year 2022. The Company acquired property, plant, and equipment in the amount of approximately $729,000 and $1.1 million for the six-month periods ended October 31, 2022 and 2021, respectively. The Company may continue to invest in cash equivalents as dictated by its investment strategy.

There was no cash used in or provided by financing activities for the six months ended October 31, 2022 and 2021.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of October 31, 2022, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. For the six months ended October 31, 2022 and 2021 there were no repurchases of shares.

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

As of October 31, 2022, the Company’s consolidated funded backlog was approximately $56 million compared to $40 million at April 30, 2022, the end of fiscal year 2022. Approximately 82% of this backlog is expected to be realized in the next twelve months. As of October 31, 2022, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least December 20, 2023 and the foreseeable future.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, because of the material weaknesses in internal control over financial reporting disclosed below, as of October 31, 2022, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management initially concluded and disclosed in the Form 10-K that the Company’s internal control over financial reporting was effective as of April 30, 2022.

However, for the reasons discussed below, management conducted a re-assessment of the effectiveness of the Company’s internal control over financial reporting. In conducting its re-assessment of the effectiveness of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2022, because of the material weaknesses in internal control over financial reporting discussed below.

As disclosed in the Current Report on Form 8-K filed on December 16, 2022, in the course of preparing the unaudited condensed consolidated financial statements for the second quarter of fiscal 2023, ended October 31, 2022, the Company identified errors related to the calculations and presentation of contract assets and contract liabilities in the Form 10-K.

Following the identification of these prior errors, management re-evaluated the Company’s internal control over financial reporting as of April 30, 2022 and identified material weaknesses in the following areas:

1.         While previously corrected as of April 30, 2022, historically, through April 30, 2022, the Company had presented contract assets and contract liabilities on a net basis on the consolidated balance sheets whereas ASC 606-10-45-1 requires gross presentation. In addition, a formula error was identified whereby the Company had not been grouping contracts assets and contract liabilities properly on a project-by-project basis. As a result, management has concluded that the Company did not effectively design and maintain controls over the completeness and accuracy of the gross presentation of contract assets and contract liabilities and thus a material weakness was identified; and

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

2.         In connection with the above, as of April 30, 2021 the Company had presented contract assets and contract liabilities on a net basis on the consolidated balance sheets whereas ASC 606-10-45-1 requires gross presentation. During the process of completing the Company’s Form 10-K, management corrected the contract assets and contract liabilities balances in the April 30, 2021 column of the consolidated balance sheet to present them gross as opposed to net as previously filed. However, this should have been identified as a correction of a prior period error and assessed accordingly to determine whether or not a restatement was needed and whether the error was the result of a deficiency in the Company’s internal control over financial reporting. As a result, management has concluded that the Company did not have an adequate control in place for identifying and assessing financial statement errors and thus a material weakness was identified.

As disclosed in the Current Report on Form 8-K filed on December 16, 2022, by the Company, on December 14, 2022, the Company concluded that the items noted above constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and continued to exist as of July 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Remediation Plan

To remediate the material weaknesses described above, the Company plans to pursue the following remediation steps:

1.

Review and update, as necessary, the design and documentation of its internal control policies and procedures with respect to its internal control over financial reporting. The Company plans to implement additional formulas and comparative reviews of financial information as a result of issues identified in its policies and procedures as promptly as practical and to satisfy documentation requirements under Section 404 of the Sarbanes-Oxley Act.

2.

Ensure that its internal control over financial reporting is properly designed, documented and operating effectively by (i) enhancing the design of existing control activities and/or implementing additional control activities, as needed, (ii) monitoring the operating effectiveness of those controls, and (iii) ensuring that documentation exists to evidence the performance of those controls.

The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. However, by April 30, 2023, the Company’s next annual reporting date, there may not be sufficient time for the Company to remediate all material weaknesses or, if remediated, to test the operating effectiveness of the remediated controls. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal control over financial reporting to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the third quarter of fiscal 2023. As a result, there has been no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2023, ended October 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K, except for the following:

The Company has identified material weaknesses in its internal control over financial reporting. The Company’s failure to establish and maintain effective internal control over financial reporting has resulted in a material misstatement of the audited consolidated financial statements in the Form 10-K and could result in material misstatements in its future consolidated financial statements. Additionally, the Company’s failure to establish and maintain effective internal control over financial reporting could result in the Company’s failure to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Item 4. “Controls and Procedures,” in the course of preparing the condensed consolidated financial statements for the second quarter of fiscal 2023, ended October 31, 2022, the Company identified revisions related to the calculations, and errors related to the presentation of contract assets and contract liabilities in the Form 10-K. Following the identification of these prior errors and revisions, management re-evaluated the Company’s internal control over financial reporting as of April 30, 2022 and as of July 31, 2022 and identified certain deficiencies, which the Company concluded constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and for the three months ended July 31, 2022.

Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the design of monitoring controls indicates that the Company has not sufficiently developed and/or documented internal controls by which management can review and oversee the Company’s financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.

As a result of the material weaknesses, the Company’s management concluded that the audited consolidated financial statements included in the Form 10-K were materially misstated. The Company will file an amended Form 10-K/A for the fiscal year ended April 30, 2022.

To remediate the material weaknesses, the Company is in the process of implementing certain changes to its internal controls and reviewing the control environment to help ensure that there are no other material weaknesses. The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, by April 30, 2023, the Company’s next annual reporting date, there may not be sufficient time to remediate all material weaknesses fully or, if fully remediated, to complete testing of the remediated controls. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan. The Company cannot assure you, however, when it will remediate such weaknesses, nor can the Company be certain of whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

Any failure to remediate the material weaknesses, or the development of new material weaknesses in the Company’s internal control over financial reporting, could result in future material misstatements in its consolidated financial statements and cause the Company to fail to meet its reporting and financial obligations, which in turn could have a negative impact on the Company’s financial condition.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 20, 2022

FREQUENCY ELECTRONICS, INC.

By: /s/ Thomas McClelland

Thomas McClelland

Interim President and Chief Executive Officer and Chief Scientist

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)