Form 10-K/A
period 2022-04-30
FREQUENCY ELECTRONICS INC
filed 2022-12-21
CIK 39020

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

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2021 – $63,400,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 14, 2022 – 9,343,717

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement filed with the Securities and Exchange Commission on August 30, 2022 with respect to the Annual Meeting of Stockholders held on October 6, 2022.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

EXPLANATORY NOTE

Frequency Electronics, Inc. (sometimes referred to as “Registrant,” “FEI,” “Frequency Electronics” or the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2022 (the “Original Form 10-K”).

As previously disclosed in the Current Report on Form 8-K filed on December 16, 2022, by the Company, on December 14, 2022, the Company’s management determined that the Original Form 10-K did not include a note to such financial statements explaining that the Company had amended its presentation of contract assets and contract liabilities for the fiscal year ended April 30, 2021 from a net basis presentation to a gross basis presentation, as required by United States generally accepted accounting principles.

As a result of the foregoing, this Form 10-K/A amends and restates the following portions of the Original Form 10-K to make the following changes:

●	Part I, Item 1A. “Risk Factors” is amended and restated to add an additional risk factor regarding the material weaknesses in the Company’s internal control over financial reporting;

●

The “‘Safe Harbor’ Statement under the Private Securities Litigation Reform Act of 1995” is amended and restated to include reference to the additional risk regarding the material weaknesses in the Company’s internal control over financial reporting;

●

Part II, Item 8. “Financial Statements and Supplementary Data” is amended and restated to (i) update Note 3 (Contract (Liabilities) Assets, Net) to the audited consolidated financial statements for the year ended April 30, 2022 explaining that the Company had amended its presentation of contract assets and contract liabilities for the fiscal year ended April 30, 2021 from a net basis presentation to a gross basis presentation on the consolidated balance sheet, as required by United States generally accepted accounting principles, (ii) make certain immaterial adjustments to correct a calculation error with respect to the presentation and disclosure of contract assets and contract liabilities for year ended April 30, 2022 and 2021 as described in Note 3 (Contract (Liabilities) Assets, Net) and (iii) update the Report of Independent Registered Public Accounting Firm; and

●

The Company’s management determined it did not effectively design and maintain controls over the completeness and accuracy of the presentation of contract assets and contract liabilities for the fiscal year ended April 30, 2022 and the three-month period ended July 31, 2022.  Additionally, the Company determined it did not have an adequate process for identifying and assessing the errors. Management concluded that these errors were deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting and resulted in the material misstatement in the Original Form 10-K. Part II, Item 9A “Controls and Procedures” is amended and restated to reflect management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of April 30, 2022 due to the material weaknesses referred to above, and to describe the Company’s remediation plan for addressing such material weaknesses.

No other changes have been made to the Original Form 10-K. This Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date. All references herein to the “Annual Report on Form 10-K,” the “Annual Report” or this “Form 10-K” are hereinafter deemed to refer to this Form 10-K/A. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s chief executive officer and chief financial officer are filed as Exhibits 31.1, 31.2 and 32 to this Form 10-K/A.

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

The Company has identified material weaknesses in its internal control over financial reporting.  The Company’s failure to establish and maintain effective internal control over financial reporting has resulted in a material misstatement of the audited consolidated financial statements in the Original Form 10-K and could result in material misstatements in future consolidated financial statements. Additionally, the Company’s failure to establish and maintain effective internal control over financial reporting could result in the Company’s failure to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” in the course of preparing the condensed consolidated financial statements for the second quarter of fiscal 2023, ended October 31, 2022, the Company identified revisions related to the calculations, and errors related to the presentation of contract assets and contract liabilities in the Original Form 10-K.  Following the identification of these prior errors and revisions, management re-evaluated the Company’s internal control over financial reporting as of April 30, 2022 and as of July 31, 2022 and identified certain deficiencies, which the Company concluded constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and for the three months ended July 31, 2022.

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

As a result of the material weaknesses, the Company’s management concluded that the audited consolidated financial statements included in the Original Form 10-K were materially misstated.  Accordingly, the Company filed this Form 10-K/A in order to correct the audited consolidated financial statements for the fiscal year ended April 30, 2022.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, other supply chain related issues, increasing costs for materials, operating related expenses, competitive developments, changes in manufacturing and transportation costs, the availability of capital, the outcome of any litigation and arbitration proceedings, and failure to maintain an effective system of internal controls over financial reporting.  The factors listed above are not exhaustive.  Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $4.0 million in fiscal year 2022 compared to cash provided by operations of $12.2 million in fiscal year 2021. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $34.2 million at April 30, 2022 as compared to $40.6 million at April 30, 2021.  Included in working capital at April 30, 2022 was $21.5 million consisting of cash, cash equivalents and short-term investments.  The Company’s current ratio, as revised, at April 30, 2022 was 2.6 to 1 compared to 3.0 to 1 at the end of the prior fiscal year.

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

Melville, New York

July 14, 2022, except for the caption

entitled “Restatement of Previously

Issued Financial Statements” included

in Note 3, as to which the date is December 20, 2022

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2022	2021
	(As Revised)	(As Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$11,561	$9,807
Marketable securities	9,964	10,313
Accounts receivable, net of allowance for doubtful accounts of $111 at April 30, 2022 and April 30, 2021	4,291	5,515
Contract assets	8,857	14,460
Inventories, net	19,906	19,661
Prepaid income taxes	269	444
Prepaid expenses and other	1,162	991
Total current assets	56,010	61,191
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	8,564	9,612
Goodwill	617	617
Cash surrender value of life insurance	9,855	15,396
Other assets	909	1,939
Right-of-Use assets – operating leases	8,805	9,773
Total assets	$84,760	$98,528

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,080	$1,080
Accrued liabilities	3,696	5,245
Loss provision accrual	4,243	57
Operating lease liability, current portion	1,744	1,715
Contract liabilities	11,098	12,512
Total current liabilities	21,861	20,609
Deferred compensation	8,730	14,017
Deferred taxes	8	8
Operating lease liability – non-current	7,353	8,366
Other liabilities	120	119
Total liabilities	38,072	43,119
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,298 shares issued and 9,297 shares outstanding at April 30, 2022; 9,226 shares issued and 9,225 shares outstanding at April 30, 2021	9,298	9,226
Additional paid-in capital	57,956	57,355
Accumulated deficit	(20,120)	(11,457)
Common stock reacquired and held in treasury – at cost (1 share at April 30, 2022 and April 30, 2021)	(6)	(6)
Accumulated other comprehensive income (loss)	(440)	291
Total stockholders’ equity	46,688	55,409
Total liabilities and stockholders’ equity	$84,760	$98,528

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2022	2021
	(As Revised)	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(8,663)	$680

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,025	3,301
Non-cash lease expense	(16)	(281)
Provision for losses on accounts receivable, inventories, other assets and warranty reserve	328	(117)
Gain on marketable securities	(6)	(28)
Loss on sale of fixed and other assets, net	163	39
Loss on impairment of Morion	796	-
Employee benefit plans expense	842	1,495
Stock-based compensation expense	247	273
Changes in operating assets and liabilities:
Accounts receivable	1,574	(752)
Contract assets	5,246	(4,495)
Inventories	(464)	3,002
Prepaid expenses and other	(171)	714
Other assets	5,541	(584)
Accounts payable - trade	(1)	(205)
Accrued liabilities	(1,355)	765
Contract liabilities	(1,414)	9,500
Loss provision accrual	4,185	(690)
Income taxes refundable	175	405
Other liabilities	(5,996)	(865)
Net cash provided by operating activities	4,036	12,157

Cash flows from investing activities:
Purchase of marketable securities	(2,511)	(2,452)
Proceeds from sale or redemption of marketable securities	2,089	2,498
Capital expenditures	(1,860)	(1,239)
Net cash used in investing activities	(2,282)	(1,193)

Cash flows from financing activities:
Repayment of PPP loan	-	(4,965)
Net cash used in financing activities	-	(4,965)

Net increase in cash and cash equivalents	1,754	5,999

Cash and cash equivalents at beginning of year	9,807	3,808

Cash and equivalents at end of year	$11,561	$9,807

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

3. Contract (Liabilities) Assets, Net (As Restated and As Revised)

At April 30, 2022 and 2021, contract assets (liabilities), net, consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
	(As Revised)	(As Restated)
Contract Assets	$8,857	$14,460
Contract Liabilities	(11,098)	(12,512)
Net (liability) asset	$(2,241)	$1,948

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

Restatement of Previously Issued Financial Statements

In the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 14, 2022 (the “Original Form 10-K”), the Company restated the consolidated balance sheet for the fiscal year ended April 30, 2021 to present contract assets and contract liabilities as gross amounts, as required under GAAP, as opposed to a net amount as previously presented. The amounts were previously presented as costs and estimated earnings in excess of billings, net, of $1.9 million, as opposed to gross amounts of contract assets of $12.6 million and contract liabilities of $10.7 million.

Revision of Previously Issued Financial Statements

In addition, the Company identified an immaterial error in the calculation to present the gross amounts of contract assets and contract liabilities in the Original Form 10-K. As a result, the Company is revising its consolidated financial statements and disclosures below for the periods impacted.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The table below sets forth the consolidated balance sheets and consolidated statements of cash flows, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Consolidated Balance Sheets:
Contract Assets	$9,977	$(1,120)	$8,857	$12,640	$1,820	$14,460
Total Current Assets	57,130	(1,120)	56,010	59,371	1,820	61,191
Total Assets	85,880	(1,120)	84,760	96,708	1,820	98,528
Contract Liabilities	12,218	(1,120)	11,098	10,692	1,820	12,512
Total Current Liabilities	22,981	(1,120)	21,861	18,789	1,820	20,609
Total Liabilities	39,192	(1,120)	38,072	41,299	1,820	43,119

Consolidated Statements of Cash Flows:
Changes in Operating Assets & Liabilities
Contract Assets	$2,306	$2,940	$5,246	$(2,180)	$(2,315)	$(4,495)
Contract Liabilities	1,526	(2,940)	(1,414)	7,185	2,315	9,500
Net cash provided by operating activities	4,036	-	4,036	12,157	-	12,157

The table below sets forth the disclosures in Note 3 to the consolidated financial statements in the Original Form 10-K, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Contract Assets	$9,977	$(1,120)	$8,857	$12,640	$1,820	$14,460
Contract Liabilities	(12,218)	1,120	(11,098)	(10,692)	(1,820)	(12,512)
Net (liability) asset	$(2,241)	$-	$(2,241)	$1,948	$-	$1,948

The table below sets forth the segment information disclosures in Note 13 to the consolidated financial statements in the Original Form 10-K, including the balances originally as filed, adjustments, and the revised balances for each revised period (in thousands):

	April 30, 2022			April 30, 2021
	As Filed	Adjustment	Revised	As Filed	Adjustment	Revised
Identifiable assets:
FEI-NY	$42,008	$(1,120)	$40,888	$45,552	$1,820	$47,372
Consolidated identifiable assets	85,880	(1,120)	84,760	96,708	1,820	98,528

4. Inventories, Net

Inventories, net at April 30, 2022 and 2021, respectively, consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Raw Materials and Component Parts	$11,683	$12,386
Work in Progress	7,746	6,259
Finished Goods	477	1,016
	$19,906	$19,661

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2022 and 2021

The table below presents information about reported segments for each of the years ended April 30, 2022 and 2021, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the years (in thousands):

	For the Years Ended April 30,
	2022	2021
Revenues:
FEI-NY	$41,157	$42,400
FEI-Zyfer	7,827	13,835
less intersegment revenues	(688)	(1,981)
Consolidated revenues	$48,296	$54,254

Operating (loss) income:
FEI-NY	$(5,679)	$(1,067)
FEI-Zyfer	(2,104)	655
less intersegment revenues	79	(204)
Corporate	(334)	(342)
Consolidated operating loss	$(8,038)	$(958)

	For the Years Ended April 30,
	2022	2021
	(As Revised)	(As Revised)
Identifiable assets:
FEI-NY	$40,888	$47,372
FEI-Zyfer	10,522	12,897
less intersegment balances	(126)	-
Corporate	33,476	38,259
Consolidated identifiable assets	$84,760	$98,528

Depreciation and amortization (allocated):
FEI-NY	$2,798	$3,110
FEI-Zyfer	227	191
Corporate	-	-
Consolidated depreciation and amortization expense	$3,025	$3,301

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, because of the material weaknesses in internal control over financial reporting disclosed below, as of April 30, 2022, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management initially concluded and disclosed in the Original Form 10-K that the Company’s internal control over financial reporting was effective as of April 30, 2022.

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

As disclosed in the Current Report on Form 8-K filed on December 16, 2022, in the course of preparing the unaudited condensed consolidated financial statements for the second quarter of fiscal 2023, ended October 31, 2022, the Company identified errors related to the calculations and presentation of contract assets and contract liabilities in the Original Form 10-K.

Following the identification of these prior errors, management re-evaluated the Company’s internal control over financial reporting as of April 30, 2022 and identified material weaknesses in the following areas:

1.             While previously corrected as of April 30, 2022, historically, through April 30, 2022, the Company had presented contract assets and contract liabilities on a net basis on the consolidated balance sheets whereas ASC 606-10-45-1 requires gross presentation.  In addition, a formula error was identified whereby the Company had not been grouping contracts assets and contract liabilities properly on a project-by-project basis.  As a result, management has concluded that the Company did not effectively design and maintain controls over the completeness and accuracy of the gross presentation of contract assets and contract liabilities and thus a material weakness was identified; and

2.             In connection with the above, as of April 30, 2021 the Company had presented contract assets and contract liabilities on a net basis on the consolidated balance sheets whereas ASC 606-10-45-1 requires gross presentation.  During the process of completing the Company’s Original Form 10-K, management corrected the contract assets and contract liabilities balances in the April 30, 2021 column of the consolidated balance sheet to present them gross as opposed to net as previously filed.  However, this should have been identified as a correction of a prior period error and assessed accordingly to determine whether or not a restatement was needed and whether the error was the result of a deficiency in the Company’s internal control over financial reporting.  As a result, management has concluded that the Company did not have an adequate control in place for identifying and assessing financial statement errors and thus a material weakness was identified.

As disclosed in the Current Report on Form 8-K filed on December 16, 2022, by the Company, on December 14, 2022, the Company concluded that items noted above constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and continued to exist as of the three months ended July 31, 2022.

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

The Company’s management have concluded that the audited consolidated financial statements included in the Original Form 10-K were materially misstated as a result of the material weaknesses.  Accordingly, the Company filed this Form 10-K/A in order to correct the audited consolidated financial statements for the fiscal year ended April 30, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement filed on August 30, 2022, for the annual meeting of stockholders held on October 6, 2022 (the “2022 Proxy Statement”).  See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2022 Proxy Statement.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this annual report on Form 10-K.

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

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Melville, NY; PCAOB ID#243)	26-27

Consolidated Balance Sheets
- April 30, 2022 and 2021	28

Consolidated Statements of Operations and Comprehensive Income (Loss)
- Years ended April 30, 2022 and 2021	29

Consolidated Statements of Cash Flows
- Years ended April 30, 2022 and 2021	30-31

Consolidated Statements of Changes in Stockholders’ Equity
- Years ended April 30, 2022 and 2021	32

Notes to Consolidated Financial Statements	33-54

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.9*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.10	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	(23)

10.11*	Settlement and Release Agreement, dated September 21, 2021, by and among Martin B. Bloch, Tatiana Bloch, Anna Sophia Bloch, a minor, by her guardian Martin B. Bloch, Anna Kochurova, Valery Kacharau, Jerry Bloch, Helen Bloch, Marlon Bishop, Chloe Bishop, Megan Wylie, the Company, the Compensation Committee of the Board of Directors of the Company, Dr. Stanton D. Sloane, Richard Schwartz, Gen. Lance W. Lord, USAF (ret.), Jonathan Brolin, and Russell M. Sarachek	(25)

21	List of Subsidiaries of Registrant	(26)

23.1	Consent of BDO USA, LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on July 30, 2019, which exhibit is incorporated herein by reference.
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 10.1 to the quarterly report of the Registrant on Form 10-Q, File No. 1-8061, for the quarter ended October 31, 2021, which exhibit is incorporated herein by reference.
(26)	Filed with the SEC as Exhibit 21 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2022, which exhibit is incorporated herein by reference.

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

Dated:  December 20, 2022