Form 10-Q
period 2023-01-31
FREQUENCY ELECTRONICS INC
filed 2023-03-17
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of March 14, 2023 – 9,353,440

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	January 31,	April 30,
	2023	2022
	(UNAUDITED)	(As Revised)
ASSETS:
Current assets:
Cash and cash equivalents	$12,854	$11,561
Marketable securities	-	9,964
Accounts receivable, net of allowance for doubtful accounts of $111 at January 31, 2023 and April 30, 2022	5,129	4,291
Contract assets	8,266	8,857
Inventories, net	20,562	19,906
Prepaid income taxes	98	269
Prepaid expenses and other	1,056	1,162
Total current assets	47,965	56,010
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	7,733	8,564
Goodwill	617	617
Cash surrender value of life insurance	10,295	9,855
Other assets	888	909
Right-of-Use assets – operating leases	7,745	8,805
Total assets	$75,243	$84,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,556	$1,080
Accrued liabilities	3,396	3,696
Loss provision accrual	2,678	4,243
Operating lease liability, current portion	1,751	1,744
Contract liabilities	18,737	11,098
Total current liabilities	28,118	21,861
Deferred compensation	8,357	8,730
Deferred taxes	8	8
Operating lease liability – non-current	6,261	7,353
Other liabilities	125	120
Total liabilities	42,869	38,072
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,354 shares issued and 9,353 shares outstanding at January 31, 2023; 9,298 shares issued and 9,297 shares outstanding at April 30, 2022	9,354	9,298
Additional paid-in capital	48,893	57,956
Accumulated deficit	(25,867)	(20,120)
Common stock reacquired and held in treasury - at cost (1 share at January 31, 2023 and April 30, 2022)	(6)	(6)
Accumulated other comprehensive income	-	(440)
Total stockholders’ equity	32,374	46,688
Total liabilities and stockholders’ equity	$75,243	$84,760

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations
Revenues	$10,620	$12,245	$27,773	$38,136
Cost of revenues	7,155	9,005	23,963	26,744
Gross margin	3,465	3,240	3,810	11,392
Selling and administrative expenses	2,357	2,832	6,383	9,637
Research and development expenses	783	1,129	2,492	3,861
Operating income (loss)	325	(721)	(5,065)	(2,106)

Other income (expense):
Investment (expense) income, net	(625)	4	(600)	195
Interest expense	(18)	(19)	(81)	(59)
Other income (expense), net	5	2	5	160
Loss before provision for income taxes	(313)	(734)	(5,741)	(1,810)
Provision for income taxes	3	1	6	3
Net loss	$(316)	$(735)	$(5,747)	$(1,813)

Net loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.62)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	9,349	9,279	9,328	9,257

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(316)	$(735)	$(5,747)	$(1,813)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	388	(211)	(179)	(283)
Reclassification adjustment for realized gains (losses) included in net income, net of tax	603	2	619	(4)
Total unrealized gain (loss) on marketable securities, net of tax	991	(209)	440	(287)

Comprehensive income (loss)	$675	$(944)	$(5,307)	$(2,100)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,747)	$(1,813)
Non-cash charges to earnings	2,667	2,870
Net changes in operating assets and liabilities	5,028	2,913
Net cash provided by operating activities	1,948	3,970

Cash flows from investing activities:
Proceeds on redemption of marketable securities	10,967	1,739
Purchase of marketable securities	(1,382)	(1,846)
Purchase of fixed assets and other assets	(886)	(1,534)
Net cash provided by (used in) investing activities	8,699	(1,641)

Cash flows from financing activities:
Payment of Dividend	(9,354)	-
Net cash used in financing activities	(9,354)	-

Net increase in cash and cash equivalents	1,293	2,329

Cash and cash equivalents at beginning of period	11,561	9,807

Cash and cash equivalents at end of period	$12,854	$12,136

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54	$59
Income taxes	$-	15

Cash refunded during the period for:
Income taxes	$176	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2023

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105	-	-	-	-	122
Stock-based compensation expense	-	-	(25)	-	-	-	-	(25)
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Net loss	-		-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682
Contribution of stock to 401(k) plan	18,632	18	89	-	-	-	-	107
Stock-based compensation expense	750	1	28	-	-	-	-	29
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price								-
Other comprehensive loss, net of tax	-	-	-		-	-	(565)	(565)
Net loss	-		-	(2,314)	-	-	-	(2,314)
Balance at October 31, 2022	9,334,268	$9,334	$58,153	$(25,551)	1,375	$(6)	$(991)	$40,939
Contribution of stock to 401(k) plan	7,597	8	46	-	-	-	-	54
Stock-based compensation expense	12,076	12	48	-	-	-	-	60
Other comprehensive income, net of tax	-	-	-		-	-	991	991
Dividends paid			(9,354)	-				(9,354)
Net loss	-		-	(316)	-	-	-	(316)
Balance at January 31, 2023	9,353,941	$9,354	$48,893	$(25,867)	1,375	$(6)	$-	$32,374

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended January 31, 2022

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	13,251	13	117	-	-	-	-	130
Stock-based compensation expense	7,500	8	61	-	-	-	-	69
Other comprehensive income, net of tax	-	-	-	-	-	-	79	79
Net loss	-	-	-	(1,575)	-	-	-	(1,575)
Balance at July 31, 2021	9,247,019	$9,247	$57,533	$(13,032)	1,375	$(6)	$370	$54,112
Contribution of stock to 401(k) plan	10,779	11	100	-	-	-	-	111
Stock-based compensation expense	250	-	66	-	-	-	-	66
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	6,278	6	(6)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(157)	(157)
Net income	-	-	-	497	-	-	-	497
Balance at October 31, 2021	9,264,326	$9,264	$57,693	$(12,535)	1,375	$(6)	$213	$54,629
Contribution of stock to 401(k) plan	7,045	7	63	-	-	-	-	70
Stock-based compensation expense	7,953	8	83	-	-	-	-	91
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	5,192	6	(5)	-	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	-	-	(209)	(209)
Net loss	-	-	-	(735)	-	-	-	(735)
Balance at January 31, 2022	9,284,516	$9,285	$57,834	$(13,270)	1,375	$(6)	$4	$53,847

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of January 31, 2023 and the results of its operations, changes in stockholders’ equity for the three and nine months ended January 31, 2023 and 2022, and cash flows for the nine months ended January 31, 2023 and 2022. The April 30, 2022 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report and Amended Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended April 30, 2022, filed on July 14, 2022 and December 20, 2022, respectively, with the Securities and Exchange Commission (the “Form 10-K” and the “Form 10-K/A”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

COVID-19 Pandemic, and Other Macroeconomic Factors

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may ultimately have on the Company’s financial condition, liquidity, and future financial results. For three and the nine months ended January 31, 2023, the Company has been impacted by employee absenteeism related to direct or indirect effects of the COVID-19 pandemic, delays in the receipt of anticipated new contracts from customers administratively affected by the pandemic and limited availability or delivery delays of parts and materials from vendors affected by the pandemic. FEI-Zyfer’s operations were particularly affected as evidenced by decreases in sales and gross margin during fiscal year 2022, which continued during the three and nine months ended January 31, 2023. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing changing dynamics of the COVID-19 pandemic the Company is not able to estimate the potential adverse effects on its operations, financial condition, or liquidity for the remainder of fiscal year 2023. The Company has returned to essentially normal operations at its various locations; however, the Company continues to follow federal and state guidelines with an emphasis on employee safety.

The Company may continue to face future COVID-19 related risks, and risks resulting from geopolitical conflicts. The Company is dependent on its workforce to design and manufacture its products. If significant portions of the Company’s workforce are unable to work effectively, or if the U.S. Government, and/or other customers or supplier operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions, the Company’s operations may be negatively impacted. If faced with any of these factors, the Company may be unable to perform fully on its contracts and costs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. For example, in the latter part of fiscal year 2021, the Company experienced some operation disruptions due to the need to vacate certain areas of the facilities for cleaning and disinfecting resulting from employees being potentially exposed to COVID-19 or following positive COVID-19 test results. Also, certain Company vendors have been unable to deliver materials on time due to COVID-19 related impacts to their workforces or their supply chains. These delays impacted the Company’s production costs and schedules. Vendor delivery performance is being closely monitored and alternate sources of supply are generally available and, in some cases, are being established.

In addition to the impacts of the COVID-19 pandemic, the Company’s financial condition, liquidity, and future financial results may also be affected by other macroeconomic factors. For example, due to continuing geopolitical circumstances resulting in increased inflation, energy and commodity prices may continue escalating which may adversely affect the Company’s financial results.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings (loss) per share (“EPS”) for the three and nine months ended January 31, 2023 and 2022, respectively, were as follows:

	Periods ended January 31,
	Three months		Nine months
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,349,198	9,278,840	9,327,828	9,257,107
Effect of Dilutive Securities	**	**	**	**
Diluted EPS Shares outstanding	9,349,198	9,278,840	9,327,828	9,257,107

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

** For the three and nine months ended January 31, 2023 and 2022, dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive due to the net loss for those periods. The exercisable shares excluded for the three and nine months ended January 31, 2023 was 243,625 options, respectively. The exercisable shares excluded for the three and nine months ended January 31, 2022 was 223,000 options, respectively.

NOTE C – CONTRACT (LIABILITIES) ASSETS, NET

At January 31, 2023 and April 30, 2022, contract (liabilities) assets, net, consisted of the following:

	January 31, 2023	April 30, 2022
		(As Revised)
	(In thousands)
Contract Assets	$8,266	$8,857
Contract Liabilities	(18,737)	(11,098)
Net (liability) asset	$(10,471)	$(2,241)

Such amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for on the percentage-of-completion (“POC”) basis. During the three and nine months ended January 31, 2023, revenue recognized under POC contracts was approximately $10.2 million and $26.8 million, respectively. During the three and nine months ended January 31, 2022, revenue recognized under POC contracts was approximately $11.8 million and $36.4 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Contract losses of approximately $537,000, offset by a loss reduction of approximately $1.0 million, mostly related to additional funding, were recorded for the three months ended January 31, 2023. Contract losses of approximately $1.5 million were recorded for the nine months ended January 31, 2023. Contract losses of approximately $171,000 and $218,000 were recorded for the three and nine months ended January 31, 2022, respectively.

NOTE D –STOCK TRANSACTIONS

During the three and nine-month periods ended January 31, 2023, the Company made contributions of 7,597 and 42,937 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

On December 20, 2022, the Board of Directors of the Company declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on January 26, 2023, to stockholders of record as of the close of business on January 6, 2023. The total amount of the special dividend payment was $9.4 million.

NOTE E – INVENTORIES, NET

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following:

	January 31, 2023	April 30, 2022
	(In thousands)
Raw materials and component parts	$12,264	$11,683
Work in progress	7,675	7,746
Finished goods	623	477
	$20,562	$19,906

Inventory reserves included in inventory were $8.0 million and $7.5 million as of January 31, 2023 and April 30, 2022, respectively. Reserve amounts relate to raw materials and component parts and work in progress.

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

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheets.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows:

	Classification	January 31, 2023	April 30, 2022
		(unaudited)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$7,745	$8,805

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,751	1,744
Operating lease liabilities (long-term)	Lease liability, non-current	6,261	7,353
Total lease liabilities		$8,012	$9,097

Total operating lease expense was $472,000 and $1.4 million for the three and nine months ended January 31, 2023, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $500,000 and $1.5 million for the three and nine months ended January 31, 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses in the condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of January 31, 2023:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2023	$312
2024	1,993
2025	1,832
2026	1,317
2027	937
Thereafter	3,238
Total lease payments	9,629
Less imputed interest	(1,617)
Present value of future lease payments	8,012
Less current obligations under leases	(1,751)
Long-term lease obligations	$6,261

As of January 31, 2023, the weighted-average remaining lease term for all operating leases was 5.79 years. The Company does not generally have access to the rate implicit in the leases and therefore utilized the Company’s borrowing rate as the discount rate. The Company selected a rate that is reflective of companies with similar credit ratings for secured debt. The weighted average discount rate for operating leases as of January 31, 2023 was 6.21%.

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

The accounting policies of the two segments are the same as those described in the “Summary of Accounting Policies” in the fiscal year-end financial statements included in the Form 10-K/A. The Company evaluates the performance of its segments and allocates resources to them based on operating profit (loss), which is defined as income before investment (expense) income, interest expense, other income (expense), and taxes. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Three months		Nine months
	2023	2022	2023	2022
Revenues:
FEI-NY	$8,420	$10,855	$22,954	$31,399
FEI-Zyfer	2,480	1,558	5,772	7,341
less intersegment revenues	(280)	(168)	(953)	(604)
Consolidated revenues	$10,620	$12,245	$27,773	$38,136

Operating income (loss):
FEI-NY	$288	$670	$(3,690)	$(1,051)
FEI-Zyfer	105	(674)	(1,125)	(773)
less intersegment revenues	-	(646)	-	(20)
Corporate	(68)	(71)	(250)	(262)
Consolidated operating income (loss)	$325	$(721)	$(5,065)	$(2,106)

	January 31, 2022	April 30, 2022
		(As Revised)
Identifiable assets:
FEI-NY	$39,899	$40,888
FEI-Zyfer	10,492	10,522
less intersegment balances	(126)	(126)
Corporate	24,978	33,476
Consolidated identifiable assets	$75,243	$84,760

Total revenue recognized over time as POC and Passage of Title (“POT”) was approximately $10.2 million and $0.4 million, respectively, of the $10.6 million reported for the three months ended January 31, 2023. Total revenue recognized over time as POC and POT was approximately $26.8 million and $1.0 million, respectively, of the $27.8 million reported for the nine months ended January 31, 2023. Total revenue recognized over time as POC and POT was approximately $11.8 million and $0.5 million, respectively, of the $12.2 million reported for the three months ended January 31, 2022. Total revenue recognized over time as POC and POT was approximately $36.4 million and $1.7 million, respectively, of the $38.1 million reported for the nine months ended January 31, 2022. The amounts by segment and product line were as follows:

	Three Months Ended January 31,
	2023			2022
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT Revenue	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$7,830	$590	$8,420	$10,462	$393	$10,855
FEI-Zyfer	2,387	93	2,480	1,316	242	1,558
Intersegment	-	(280)	(280)	(1)	(167)	(168)
Revenue	$10,217	$403	$10,620	$11,777	$468	$12,245

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended January 31,
	2023			2022
	(In thousands)			(In thousands)
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$21,281	$1,673	$22,954	$29,991	$1,408	$31,399
FEI-Zyfer	5,542	230	5,772	6,416	925	7,341
Intersegment	-	(953)	(953)	(1)	(603)	(604)
Revenue	$26,823	$950	$27,773	$36,406	$1,730	$38,136

	Periods ended January 31,
	(in thousands)
	Three months		Nine months
	2023	2022	2023	2022
Revenues by Product Line:
Satellite Revenue	$4,990	$7,525	$12,799	$20,868
Government Non-Space Revenue	4,978	4,315	12,961	14,905
Other Commercial & Industrial Revenue	652	405	2,013	2,363
Consolidated revenues	$10,620	$12,245	$27,773	$38,136

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three and nine months ended January 31, 2023, the Company acquired product from Morion in the aggregate amount of approximately $55,000 and $86,000, respectively. During the three and nine months ended January 31, 2022, the Company acquired product from Morion in the aggregate amount of approximately $95,000 and $215,000, respectively. During the nine months ended January 31, 2022, the Company received dividends from Morion in the amount of approximately $123,000, which is included in other income, net in the condensed consolidated statements of operations as part of the FEI-NY segment.

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

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of the Company’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the Form 10-K/A, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the consolidated statements of operations for the fiscal year ended April 30, 2022. The likelihood of future sales to, purchases from, and dividend payments from Morion is questionable.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale securities at January 31, 2023 and April 30, 2022, respectively, were as follows (in thousands):

January 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$-	$-	$-	$-

April 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,403	$23	$(462)	$9,964

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 31, 2023
Fixed Income Securities	$-	$-	$-	$-	$-	$-

April 30, 2022
Fixed Income Securities	$2,349	$(146)	$5,573	$(316)	$7,922	$(462)

The Company liquidated all holdings related to Marketable Securities during the three months ended January 31, 2023.

During the three and nine months ended January 31, 2023, the Company sold or redeemed available-for-sale securities of approximately $9.8 million and $11.0 million, respectively, realizing losses of approximately $763,000 and $784,000, respectively, during the respective periods ended January 31, 2023.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s money market, business account, and U.S. securities were valued on a Level 1 basis. The Company’s fixed income corporate debt securities and certificates of deposit were valued on a Level 2 basis. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

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

NOTE K – CREDIT FACILITY

As of January 31, 2023, the Company retired its credit facility with UBS Bank USA. The Company is considering a new facility, but has sufficient cash to fund its operations.

NOTE L –DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of January 31, 2023, and April 30, 2022, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, the risks associated with health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, such as their impact on our financial condition and results of operations and on our ability to continue manufacturing and distributing our products, and the impact of health epidemics and pandemics on general economic conditions, including any resulting recession, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Form 10-K/A include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes, and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and nine months ended January 31, 2023.

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

Contract costs include all direct material, direct labor, manufacturing overhead and other direct and indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

Inventory

In accordance with industry practice, inventoried costs contain amounts relating to contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventory write downs are established for slow-moving materials based on percentage of usage over a ten-year period, obsolete items on a gradual basis over five years with no usage and costs incurred on programs for which production-level orders cannot be determined as probable. Such write-downs are based upon management’s experience and estimates for future business. Any changes arising from revised estimates are reflected in cost of revenues in the period the revision is made.

COVID-19 Pandemic Update, and Other Macroeconomic Factors

Refer to Footnote A in the accompanying financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and nine months ended January 31, 2023 and 2022, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Nine months
	Periods ended January 31,
	2023	2022	2023	2022
Revenues
FEI-NY	79.3%	88.6%	82.6%	82.3%
FEI-Zyfer	23.4	12.7	20.8	19.2
Less intersegment revenues	(2.7)	(1.3)	(3.4)	(1.5)
	100.0	100.0	100.0	100.0
Cost of revenues	67.4	73.5	86.3	70.1
Gross margin	32.6	26.5	13.7	29.9
Selling and administrative expenses	22.2	23.2	23.0	25.3
Research and development expenses	7.4	9.2	9.0	10.1
Operating income (loss)	3.0	(5.9)	(18.3)	(5.5)
Other income (loss), net	(6.0)	(0.1)	(2.4)	0.7
Provision for income taxes	-	-	-	-
Net loss	(3.0)%	(6.0)%	(20.7)%	(4.8)%

Revenues

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
Segment	2023	2022	Change		2023	2022	Change
FEI-NY	$8,420	$10,855	$(2,435)	(22.4)%	$22,954	$31,399	$(8,445)	(26.9)%
FEI-Zyfer	2,480	1,558	922	59.2	5,772	7,341	(1,569)	(21.4)
Intersegment revenues	(280)	(168)	(112)	66.7	(953)	(604)	(349)	57.8
	$10,620	$12,245	$(1,625)	(13.3)%	$27,773	$38,136	$(10,363)	(27.2)%

For the three months ended January 31, 2023 revenues from commercial and U.S. Government communication satellite programs accounted for approximately 47% of consolidated revenues compared to approximately 62% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 47% of consolidated revenues for the three months ended January, 31, 2023 compared to approximately 35% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended January 31, 2023 accounted for approximately 6% of consolidated revenue compared to 3% in the same period of the prior fiscal year. The decrease in revenue for the three months ended January 31, 2023 was mainly due to timing of the various production phases for products in the satellite market.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the nine months ended January 31, 2023 revenues from commercial and U.S. Government communication satellite programs accounted for approximately 46% of consolidated revenues compared to approximately 55% of consolidated revenues during this same period in the prior fiscal year. Revenues from non-space U.S. Government/DOD customers accounted for approximately 47% of consolidated revenues for the nine months ended January 31, 2023 compared to approximately 39% of consolidated revenue during the same period of fiscal year 2022. Other commercial and industrial revenues for the nine months ended January 31, 2023 accounted for approximately 7% of consolidated revenue compared to approximately 6% for the nine months ended January 31, 2022. The decrease in revenue for the nine months ended January 31, 2023 was predominately in the satellite market, however, the decline in revenue from non-space U.S. Government/DOD customers also contributed to the decrease in revenue. The decrease is partly due to timing of awards of contracts as well as technical difficulties that were reported at the end of our prior fiscal year, which have been mostly resolved.

Gross Margin

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2023	2022	Change		2023	2022	Change
	$3,465	$3,240	$225	6.9%	$3,810	$11,392	$(7,582)	(66.6)%
GM Rate	32.6%	26.5%			13.7%	29.9%

For the three months ended January 31, 2023, gross margin and GM Rate increased compared to the same respective periods in the prior fiscal year. The increase in the gross margin and GM Rate was due to higher engineering costs associated with programs in their development phase in the prior year period versus their production phase during the current year period. For the nine months ended January 31, 2023, gross margin and GM Rate decreased compared to the same period in the prior fiscal year. The decrease in gross margin and GM Rate was due to increased engineering costs on development phase programs that experienced particularly complex technical challenges that have since been resolved, minor technical challenges that have been, or will be, resolved reasonably quickly, and the negative cost impacts on some programs due to supply chain delays, influenced by COVID during the nine months ended January 31, 2023. Gross margin was also negatively affected by under absorption of costs due to the decrease in sales during the three month and nine month periods ended January 31, 2023.

Selling, General, and Administrative Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$2,357	$2,832	$(475)	(16.8)%	$6,383	$9,637	$(3,254)	(33.8)%

For the three months ended January 31, 2023 and 2022, selling, general, and administrative (“SG&A”) expenses were approximately 22% and 23%, respectively, of consolidated revenues. The decrease in SG&A expenses for the three months ended January 31, 2023 as compared to the prior year period was largely due to a decrease in payroll and associated costs related to the previously announced workforce reduction.

For the nine months ended January 31, 2023 and 2022, SG&A expenses were approximately 23% and 25%, respectively, of consolidated revenues. The decrease in SG&A expenses for the nine months ended January 31, 2023 as compared to the prior year period was largely due to decrease in professional fees, as well as a one-time reduction to deferred compensation expense. The Company continues to monitor expenses looking for additional cost-effective reductions going forward.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Research and Development Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$783	$1,129	$(346)	(30.6)%	$2,492	$3,861	$(1,369)	(35.5)%

R&D expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The R&D rate for the three-month period ended January 31, 2023 was 7% of sales compared to 9% of sales for the same period of the prior fiscal year. The R&D rate for the nine-month period ended January 31, 2023 was 9% of sales compared to 10% of sales for the same period of the prior fiscal year. The decrease in R&D expenditures for both periods of fiscal year 2023 was primarily due to the resolution of fiscal 2022 technical challenges to projects that are now in the production phase. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

Operating Income (Loss)

Three months				Nine months
Periods ended January 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$325	$(721)	$1,046	NM	$(5,065)	$(2,106)	$(2,959)	NM

For the three months ended January 31, 2023, operating income increased due to a combination of increased gross margin, and the effects of the changes management has instituted. For the nine months ended January 31, 2023, operating income decreased due to the previously disclosed decrease in sales and gross margin in the first two quarters of the current fiscal year.

Other Income (Expense), net

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2023	2022	Change		2023	2022	Change
Investment (expense) income, net	$(625)	$4	$(629)	NM	$(600)	$195	$(795)	NM
Interest expense	(18)	(19)	1	(5.3)%	(81)	(59)	(22)	37.3%
Other income (expense), net	5	2	3	NM	5	160	(155)	(96.9)%
	$(638)	$(13)	$(625)	NM	$(676)	$296	$(972)	NM

Investment (expense) income is derived primarily from the Company’s holdings and sale of marketable securities. During the three months ended January 31, 2023, the Company liquidated its holdings and as a result there was an approximate $784,000 loss recognized.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Income Tax Provision

Three months				Nine months
Periods ended January 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$3	$1	$2	200.0%	$6	$3	$3	100.0%

	Three months		Nine months
	Periods ended January 31,
	2023	2022	2023	2022
Effective tax rate on pre-tax book loss:	(1.1)%	(0.1)%	(0.1)%	(0.2)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2023 is 0.01%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended January 31, 2023, the Company recorded a discrete income tax provision of $3,345 primarily related to an accrual of interest for unrecognized tax benefits. For the three months ended January 31, 2022, the Company recorded an income tax provision of $894.

For the nine months ended January 31, 2023, the Company recorded a discrete income tax provision of $5,812 primarily related to an accrual of interest for unrecognized tax benefits. For the nine months ended January 31, 2022, the Company recorded an income tax provision of $3,144.

The effective tax rate for the three months ended January 31, 2023 was an income tax provision of (1.1)% on pretax loss of $313,000 compared to an income tax provision of (0.1)% on pretax loss of $734,000 in the comparable prior fiscal year period. The effective tax rate for the three months ended January 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the nine months ended January 31, 2023 was an income tax provision of (0.1)% on pretax loss of $5.7 million compared to an income tax provision of (0.2)% on pretax loss of $1.8 million in the comparable prior fiscal year period. The effective tax rate for the nine months ended January 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $20.0 million at January 31, 2023 and $34.2 million at April 30, 2022. Included in working capital at January 31, 2023 and April 30, 2022 was $12.9 million and $21.5 million, respectively, consisting of cash, cash equivalents, and marketable securities. The Company’s current ratio at January 31, 2023 was 1.7 to 1 compared to 2.6 to 1 as of April 30, 2022.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash provided by operating activities for the nine-month period ended January 31, 2023 was approximately $1.9 million and net cash provided by operating activities for the nine-month period ended January 31, 2022 was approximately $4.0 million. The decrease in operating cash flow in the first nine months of fiscal 2023 was mainly due to an increase in net loss and contract liabilities, partially offset by a decrease in non-cash adjustments and contract assets. For the nine-month periods ended January 31, 2023 and 2022, the Company incurred approximately $2.7 million and $2.9 million, respectively, of non-cash operating expenses including ROU assets and liabilities for leases, loss provision accrual, depreciation and amortization, inventory reserve adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash provided by investing activities for the nine-month period ended January 31, 2023 was approximately $8.7 million compared to net cash used in investing activities of approximately $1.6 million for the nine-month period ended January 31, 2022. During the nine months ended January 31, 2023, marketable securities were sold or redeemed in the amount of $11.0 million compared to $1.7 million for the same period of fiscal year 2022. During the nine months ended January 31, 2023 approximately $1.4 million of marketable securities were purchased compared to $1.9 million for the same period of fiscal year 2022. The Company acquired property, plant, and equipment in the amount of approximately $886,000 and $1.5 million for the nine-month periods ended January 31, 2023 and 2022, respectively.

Net cash used in financing activities for the nine months ended January 31, 2023 was approximately $9.4 million related to a dividend payout. There was no cash used in or provided by financing activities for the nine months ended January 31, 2022.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of January 31, 2023, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization. For the nine months ended January 31, 2023 and 2022 there were no repurchases of shares.

The Company will continue to expend resources for research and development to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems which management believes will result in future growth and profitability. The Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities. The Company expects internally generated cash will be adequate to fund these R&D efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of January 31, 2023, the Company’s consolidated funded backlog was approximately $54 million compared to $40 million at April 30, 2022, the end of fiscal year 2022. Approximately 82% of this backlog is expected to be realized in the next twelve months. As of January 31, 2023, there were no amounts included in backlog under cost-plus fixed-fee contracts that have not been funded. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its operating and investment needs through at least March 17, 2024 and the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, because of the material weaknesses in internal control over financial reporting disclosed below, as of January 31, 2023, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management initially concluded and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed on July 14, 2022 with the SEC (the “Form 10-K”) that the Company’s internal control over financial reporting was effective as of April 30, 2022.

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

As disclosed in the Company’s Current Report on Form 8-K filed on December 16, 2022, in the course of preparing the unaudited condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, the Company identified errors related to the calculations and presentation of contract assets and contract liabilities in the Form 10-K.

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

As disclosed in the Current Report on Form 8-K filed on December 16, 2022, by the Company, on December 14, 2022, the Company concluded that the items noted above constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and continued to exist as of January 31, 2023.

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

Remediation Plan

To remediate the material weaknesses described above, the Company is pursuing the following remediation steps:

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

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal control over financial reporting to remediate the material weaknesses described above. Other than the implementation of the remediation plan discussed above, which began in the fiscal quarter ended January 31, 2023, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K/A, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K/A.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          FREQUENCY ELECTRONICS, INC.

Dated: March 17, 2023

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)