Form 10-K
period 2023-04-30
FREQUENCY ELECTRONICS INC
filed 2023-07-27
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 1-8061

FREQUENCY ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1986657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, NY	11553
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516-794-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	FEIM	NASDAQ Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2022 – $30,300,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 17, 2023 – 9,390,045

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Stockholders to be held on or about October 5, 2023.

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

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems. These products are applicable for both commercial and U.S. Government end-use. Currently, there are approximately [3,000 U.S. satellites] with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits. The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases. Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company believes it is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

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

Frequency Electronics has made a strategic decision to focus on satellite payloads, C4ISR and EW market segments, because the Company believes these business areas represent significant opportunities for revenue growth.

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

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permits the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators. Until April 30, 2022, the Morion investment was accounted for under the cost method. Due to the current Russian-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the annual report on Form 10-K, for the fiscal year ended April 30, 2022, as amended (the “2022 Form 10-K”), the Company impaired its investment in Morion in full. For more information regarding the Company’s investment in Morion, see Note 10 to the Consolidated Financial Statements.

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

During fiscal years 2023 and 2022, approximately 79% and 85%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. In fiscal years 2023 and 2022, sales for the FEI-Zyfer segment were 24% and 16% of consolidated revenues. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and Asia. During fiscal years 2023 and 2022, foreign sales comprised 3% and 2%, respectively, of consolidated revenues. For segment information, see Note 13 to the Consolidated Financial Statements.

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

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or plans to participate - programs which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (“PNT”) needs. It is likely that the DOD will move to adopt smaller and less expensive satellites for Low Earth Orbit (“LEO”) applications, which the Company anticipates will necessitate the adaptation of the Company’s products or development of new products to better suit this type of satellite architecture. The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

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

The Company’s sales on U.S. Government programs for both space and non-space applications are generally made under fixed price or cost-plus contracts either directly with U.S. Government agencies or indirectly through subcontracts intended for U.S. Government end-use. For fixed-price contracts, the price paid to the Company is not subject to adjustment by reason of costs incurred by the Company in the performance of the contract, except for costs incurred due to contract changes ordered by the customer. These contracts are negotiated on terms under which the Company bears the risk of cost overruns and derives the benefit from cost savings. Cost-plus contracts reimburse the Company for the actual costs incurred in performance of the contract requirements.

As indicated above, many of the programs and platforms for which the Company supplies products and systems, are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities. It is the belief of management that the future success of the mission of the U.S. military and intelligence community is dependent on successful and timely deployment of these systems. Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed. However, the Company’s experience indicates that programs and/or product sales can be delayed or canceled due to variations associated with periodic U.S. Government appropriations cycles and shifting priorities. If the U.S. Government canceled or delayed, even temporarily, programs and/or purchases involving Company products, the Company’s business could suffer a material adverse effect.

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the U.S. Government to an appropriate recovery. The Company’s accounts with respect to these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). The Company’s last full incurred cost audit was performed in 2008. The Company is required to submit, for subsequent review, an Incurred Cost Report by October 31, for each year then ended. All such required reports have been filed with no adverse comments to date.

FEI has a DCAA audited and approved accounting system, which enables the Company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations provisions. In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were no end-use contracts terminated for the fiscal year ended April 30, 2023.

FEI-Zyfer Segment:

FEI-Zyfer designs, develops and manufactures products which provide PNT, primarily incorporating Global Navigation Satellite System(s) technology. FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals for GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations. FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR). Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products. High precision, ruggedized clocks combined with specialized software are essential for the security of government communication and systems. More than 86% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2023, the Company’s consolidated backlog amounted to approximately $57 million compared to $40 million, at the end of the prior fiscal year. Approximately 75% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2024. As of April 30, 2023, there were no amounts included in backlog under cost-plus fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia. Sales to non-U.S. end-users totaled approximately 3% and 2% of net revenues in fiscal years 2023 and 2022, respectively.

The Company’s products are sold to both commercial and governmental customers. For the years ended April 30, 2023 and 2022, approximately 95% and 94%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2023, Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Company (“Northrop Grumman”), Office of Naval Research and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2022, Northrop Grumman, Lockheed Martin, and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business. The Company believes its relationship with these companies is mutually satisfactory. Additionally, the Company is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts; however, the cancellation or significant reduction of the Company’s commercial or existing U.S. Government contracts could also have a material adverse effect of the Company’s business.

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases. The Company has found its suppliers generally reliable and price-competitive; however, recent quotes for various parts and materials reflect significantly increased delivery schedules and price increases. Where supply chain issues have been encountered, the Company has responded by changing the source of supply or redesigning products and replacing unavailable parts and materials with alternates wherever possible. FEI is dependent on a limited number of suppliers for space qualified parts. If these suppliers were unable to deliver in reasonable time frames, then the prompt qualification of alternate suppliers may not be feasible or cost effective. Consequently, the Company could experience delays in delivery of its end products or costs in excess of what was originally quoted.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellites (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems. During fiscal years 2023 and 2022, the Company expended $3.1 million and $5.0 million of its own funds, respectively, on such R&D activity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. Although funding is obtained from customers, the Company retains the rights to any products developed. During fiscal years 2023 and 2022, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs. For fiscal year 2024, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal year 2023.

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

COMPETITION

The Company experiences competition in all areas of its business. Many of the Company’s competitors are larger, have greater financial resources and have larger R&D and marketing staffs. The Company has a strong history of competing successfully in this environment due to the quality, reliability and outstanding record of performance its products have achieved. The Company competes primarily on the basis of the accuracy, performance and reliability of its products, the ability of its products to function under severe conditions, such as in space or in other extremely hostile environments, and the Company’s track record of prompt and responsive contract performance and technical competence. The Company has unique and broad capabilities which include quartz and rubidium-based timing references and specialized RF microwave technology. With respect to very high precision products, the Company encounters fewer competitors than it does for lower precision products for which there are a significant number of suppliers.

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

The Company has previously outsourced certain manufacturing processes to third parties and to Russia-based Morion, in which the Company is a minority stockholder. The Company believes its ability to obtain raw materials, manufacture finished products, integrate them into systems and sub-systems and interface these systems with highly sophisticated end-user applications provides a strong competitive edge.

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

The Company currently employs 196 employees (187 full-time and 9 part-time), all based in the U.S. No employees are represented by labor unions. Relationships with employees are favorable as reflected in high retention rates and increasing average length of service. Due to low turnover of employees, the average age of the workforce is increasing with time. Depending on growth in total employment and the average age of newly hired employees, replacement of key technical staff may be an issue in the future due to increased retirement.

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

The names of all executive officers of the Company and all positions and offices with the Company which they presently hold are as follows:

Thomas McClelland	-	President and Chief Executive Officer

Oleandro Mancini	-	Senior Vice President, Business Development

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Thomas McClelland, age 68, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Dr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company. In January 2020 Dr. McClelland’s title was modified to Senior Vice President and Chief Scientist. On July 8, 2022, Dr. McClelland was appointed the Company’s Interim President and Chief Executive Officer, in addition to his existing positions and responsibilities with the Company, following the resignation of the Company’s former President and Chief Executive Officer, on July 8, 2022. On January 17, 2023, Dr. McClelland was appointed the Company’s President and Chief Executive Officer.

Oleandro Mancini, age 74, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven L. Bernstein, age 58, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. Effective January 1, 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer. Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

Either as a prime contractor or as a subcontractor, we rely heavily on U.S. Government programs, from which we derived approximately 95% and 94% of our sales in fiscal 2023 and fiscal 2022, respectively. These U.S Government programs may be only partially or incrementally funded and are subject to potential termination, may be subject to funding reductions and/or delays due to changes in government priorities or other factors. Whether direct contracts with the U.S. Government or contracts with prime contractors to the U.S. Government, our contracts typically are funded at a level less than the full contract value and require periodic incremental additional funding in order to continue. Should circumstances change regarding funding and sufficient funding become unavailable, contracts may be terminated, delayed significantly or put on stop work status.

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

The Company’s products are sold to both commercial and governmental customers. For fiscal 2023 and fiscal 2022, approximately 95% and 94% of the Company’s sales, respectively, were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use. As a subcontractor, the Company is reliant on a few large customers that generally hold the ultimate contract with the U.S. Government. During fiscal year 2023, Lockheed Martin, Northrop Grumman, Office of Naval Research and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues. These customers typically incorporate our products into larger programs. If these customers encounter technical, financial or other issues unrelated to our products that affect the larger program’s operations, the related program may be terminated or require expensive, unanticipated revisions. These issues, although unrelated to our products, could adversely impact us if our customers’ contracts with the U.S. Government become subject to re-competition or are ultimately cancelled. Additionally, our larger customers are sophisticated corporations with large research and development staffs and budgets. If one or more sought to design and manufacture replacements for our products, they could potentially discontinue their need for our products. Alternatively, our larger customers could look to replace our products with the products of one or more of our competitors. The loss of the U.S. Government or one or more of our other larger customers or programs could adversely affect our business, financial position, results of operations and/or cash flows

We use estimates when accounting for contracts. Changes in estimated contract revenues and/or changes in costs can affect our profitability and our overall financial position.

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

Due to their nature, fixed price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor shortages, and increased labor rates. In fiscal 2023, 81% of our sales were derived from fixed-price contracts. While the Company’s management uses its best judgment to estimate costs associated with fixed-price contracts, future events may require adjustments, which could ultimately adversely affect the Company’s operating income.

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

We operate in a highly competitive industry focused on very high-performance products. Many of our competitors are larger, have greater financial resources and have larger research and development and marketing staffs. While we also maintain a robust internal research and development program that is intended to maintain our technical edge, the Company is limited in its resources and ultimately may not be able to successfully compete. Technology is advancing rapidly, and if we are unable to respond effectively to competition, we may lose existing customers, fail to win future business or experience undue pricing pressures that could affect our financial performance. Certain of our current technologies may become subject to significant future advancements, which may make our products obsolete or non-competitive. Competitors may be able to develop new manufacturing technologies that afford them cost and/or schedule advantages compared to our products. Customers may elect a less expensive product, even where it offers lower performance, in cases where that performance difference becomes less, compared to our current products. Specifically, the emergence of numerous LEO commercial satellite systems that have significantly lower requirements for life in orbit may result in new products based on commercial parts and processes not required for the high performance and/or longer lived geo-synchronous orbit (GEO) satellites for which the Company has typically developed products. This may result in a migration to less capable, but less expensive products compared to what the Company has traditionally produced. This may result in reduced market share, lower revenues and impact our business operations and financial conditions. Additionally, competitors may have the benefit of other contracts that enable them to produce in volume with a concomitant cost advantage that affords them a price advantage. Many of our customers have in-house capability to develop products comparable to ours and may opt to do so. Accordingly, if we are unable to continue to compete successfully against our current or future competitors, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

We are dependent on numerous suppliers for various parts, materials, test services, facility operations and infrastructure. If these suppliers fail to perform or we are unable to procure or experience significant delays with respect to needed products, materials or services, our financial position, results of operations and/or cash flows could be materially adversely affected.

We are dependent on numerous suppliers for various parts, materials, test services, facility operations and infrastructure who may, in turn, be affected by factors such as raw material availability, skilled personnel shortages, pandemics, major weather events or natural disasters and other impacts that affect their ability to provide the goods and services we require. Disruptions or performance problems caused by our suppliers or failure to meet regulatory or contractual requirements, have had, and may continue to have, various adverse impacts on the Company, including our ability to meet our commitments to customers. The inability of our suppliers to perform adequately has resulted in and could in the future result in the need for us to transition to alternate suppliers if available, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers. The Company is reliant on suppliers who are space-qualified, limiting the ability to procure certain key materials, such as circuit boards, from other vendors. When these key suppliers experience quality issues, their products may have to be rejected, causing delays in our ability to complete projects on schedule and at projected costs. The time and cost associated with resolution of these issues may impact our financial performance. Consolidation of the industry can result in elimination of suppliers or discontinuation of certain product lines upon which we are reliant, necessitating lifetime buys of components or the need to redesign electronics to incorporate different components, having a negative effect on our financial position, results of operations and/or cash flows. Furthermore, latent supply chain quality issues may affect our product performance and reliability, which may damage our reputation and impact future business.

The success of our business and financial performance is dependent on our ability to identify, attract, train and retain a highly skilled workforce.

We rely on very unique skill sets in our employee population. Our average employee tenure is approximately 15 years and the median age is approximately 53. Our products rely on very experienced engineers, physicists and manufacturing personnel who are trained in-house and who acquire competence only after a lengthy period of time. Given the median age of our average employee, we anticipate that a number of our key personnel will retire in the coming years. If we are unable to attract, train and retain competent and skilled replacement employees, our ability to design, develop and manufacture our products will be adversely affected. Furthermore, our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks. If we were to experience an unanticipated attrition with respect to these employees, it will be difficult for us to replace them on a timely basis.

Adverse changes in global economic or geopolitical conditions may adversely affect business operations and financial condition.

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

We have and may in the future become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings across a broad array of matters, including government contracts, commercial transactions, false claims, false statements, compliance with government orders, mischarging, contract performance, fraud, procurement integrity, securities laws and requirements, products liability, warranties, hazardous materials, personal injury claims, environmental, stockholder derivative actions, acquisitions and divestitures, intellectual property, tax, corporate law and obligations, employment, export/import, anti-corruption, debt and equity, labor, health and safety, the COVID-19 pandemic and the Company’s response to it, accidents, and employee benefits and plans, including plan administration, improper payments, and issues related to privacy and security (cyber and physical). These matters can divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities; and otherwise harm our business and our ability to obtain and retain new business. Certain allegations against us can lead to suspension or debarment from government contracts. A suspension or debarment could have a material adverse effect on the Company because of our reliance on U.S. Government contracts. Additionally, an investigation, claim, dispute, enforcement action or litigation, even if pending or not ultimately substantiated or if fully indemnified or insured, can also negatively impact our reputation among our customers, and make it substantially more difficult for us to compete effectively for business in the future. Accordingly, investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.

The Company’s failure to establish and maintain effective internal control over financial reporting resulted in a material misstatement of the audited consolidated financial statements in the Form 10-K for the fiscal year ended April 30, 2022 (the “2022 Form 10-K”). Although we have remediated the material weakness, we cannot assure you that other material weaknesses in internal control over financial reporting will not occur in the future. An ineffective control environment and could result in material misstatements in future consolidated financial statements. Additionally, the Company’s failure to establish and maintain effective internal control over financial reporting could result in the Company’s failure to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In the course of preparing the condensed consolidated financial statements for the second quarter of fiscal 2023, ended October 31, 2022, the Company identified revisions related to the calculations, and errors related to the presentation of contract assets and contract liabilities in the 2022 Form 10-K. Following the identification of these prior errors and revisions, management re-evaluated the Company’s internal control over financial reporting as of April 30, 2022 and as of July 31, 2022 and identified certain deficiencies, which the Company concluded constituted material weaknesses in the Company’s internal control over financial reporting as of April 30, 2022 and for the three months ended July 31, 2022.

Under standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”), a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the design of monitoring controls indicates that the Company has not sufficiently developed and/or documented internal controls by which management can review and oversee the Company’s financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.

As a result of the material weaknesses, the Company’s management concluded that the audited consolidated financial statements included in the 2022 Form 10-K were materially misstated. Accordingly, the Company filed the amendment to its 2022 Form 10-K in order to correct the audited consolidated financial statements for the fiscal year ended April 30, 2022.

The material weaknesses were due to revisions related to the calculations, and errors related to the presentation of contract assets and contract liabilities. In response, the Company implemented the following remediation steps to address the material weaknesses: The Company used additional checks and balances surrounding the calculations and formulas used, as well as additional verification checks regarding the presentation of contract assets and contract liabilities to comply with current reporting requirements. As of April 30, 2023, the Company’s management believes the identified material weaknesses have been remediated.

The Company cannot assure you that new material weaknesses in our internal control over financial reporting will not arise in the future.

Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in new material weaknesses in the Company’s internal control over financial reporting, could result in future material misstatements in its consolidated financial statements and cause the Company to fail to meet its reporting and financial obligations, which in turn could have a negative impact on the Company’s financial condition.

Risks Related to Information Technology and Intellectual Property

Our business could be adversely impacted by significant cybersecurity attacks.

As a U.S. Government defense industry contractor, the Company has experienced cybersecurity attacks in the past and may be subjected to significant cybersecurity attacks in the future in an effort to, among other things, steal intellectual property, disrupt operations, embed ransomware, or initiate insider attacks. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Our inability to defend effectively against cyberattacks may result in disruption of operations, loss of significant intellectual property, compromise of employee’s personal information or violation of government contractor requirements for information security. These could result in reputational damage, fines, litigation, operational impacts or significant costs for mitigation and/or recovery, all with adverse consequences to our financial position, results of operations and/or cash flows.

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

The trading price of our common stock may continue to be volatile. As a result, investors in our common stock may experience substantial losses. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

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

Approximately 50.4% of our outstanding common stock is held by 6 individuals or entities. The market price of our common stock could decline if a large number of our shares of outstanding common stock are sold in the public market by our existing stockholders or as a result of the perception that such sales could occur. Due to the relatively low trading volume of our shares of common stock, the sale of a large number of shares of our outstanding common stock may significantly depress the price of our common stock.

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

The Company’s facility located in Mitchel Field, Long Island, New York, is part of the building that the Company constructed in 1981 and expanded in 1988 on land leased from Nassau County. In January 1998, the Company sold the building and the related land lease to Reckson Associates Realty Corp. (“Reckson”), leasing back the space that it presently occupies.

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

Item 3. Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 27, 2023, the Company is not party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 17, 2023, the approximate number of holders of record of common stock was 408.

DIVIDEND POLICY

No dividends were declared or paid during fiscal year 2022. On December 20, 2022, the Board of Directors of the Company declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on January 26, 2023, to stockholders of record as of the close of business on January 6, 2023. The total amount of the special dividend payment was $9.4 million. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. This program does not have an expiration date. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its stockholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. The Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million. The Company did not make any purchases of stock for the treasury during fiscal years 2023 or 2022.

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

Critical Accounting Estimates

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

Revenue Recognition

Revenues are reported in operating results over time using the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information regarding labor, outside services, materials, overhead costs, and status of the contract. The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2023 and 2022, we have a full valuation allowance against our U.S. deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2023 and 2022, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2023	2022
Revenues
FEI-NY	79.2%	85.2%
FEI-Zyfer	24.4	16.2
Less intersegment revenues	(3.6)	(1.4)
	100.0	100.0
Cost of revenues	80.8	82.2
Gross margin	19.2	17.8
Selling and administrative expenses	23.0	24.1
Research and development expenses	7.7	10.3
Operating loss	(11.5)	(16.6)
Other (expense) income, net	(1.8)	(1.3)
Provision from income taxes	0.2	-
Net loss	(13.5)%	(17.9)%

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2023	2022	Change
FEI-NY	$32,314	$41,157	$(8,843)	(21.5)%
FEI-Zyfer	9,932	7,827	2,105	26.9%
Intersegment revenues	(1,469)	(688)	(781)	NM
	$40,777	$48,296	$(7,519)	(15.6)%

Fiscal year 2023 revenues from satellite programs, one of the Company’s largest business areas, decreased by $8.2 million, or 31%, compared to the prior fiscal year. Satellite program revenues for government end-use were 43% and 52% of total revenues for fiscal years 2023 and 2022, respectively. Satellite program revenues for commercial end-use were 1% and 2% of total revenue for fiscal year 2023 and 2022, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the Percentage-of-Completion (“POC”) method. Revenues from non-space U.S. Government/DOD customers increased by approximately $0.7 million, or 4%, in fiscal year 2023 compared to fiscal year 2022. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 50% and 41% of consolidated revenues for fiscal years 2023 and 2022, respectively. Other commercial and industrial sales accounted for approximately 6% and 5% of consolidated revenues for fiscal years 2023 and 2022, respectively. Sales in this business area were $2.6 million for both the fiscal year ended April 30, 2023 and the fiscal year ended April 30, 2022. The majority of the decrease in sales for fiscal year 2023 was in government satellite programs. This decrease is attributable in part to space programs which were delayed due to engineering issues, and in part to programs which were expected to start during fiscal year 2023 but have been delayed. The Company believes those engineering issues have largely been resolved, and the delayed programs are expected to start during fiscal year 2024 and contribute significantly to sales in fiscal year 2024.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2023	2022	Change
	$7,849	$8,599	$(750)	(8.7)%
Gross Profit Percentage	19.2%	17.8%

For the fiscal year ended April 30, 2023, the gross profit decreased and gross profit percentage increased as the result of several factors. The decrease in gross profit dollars was directly related to the decrease in revenues. Although the gross profit percentage increased slightly in fiscal year 2023 as compared to fiscal year 2022, it remains far below our targeted gross profit percentage range of 35%-40%. However, the Company is encouraged by the fact that the gross profit percentage for the third and fourth quarters of fiscal year 2023 were both over 30%, and the Company anticipates that this trend will continue in fiscal year 2024. The low gross profit percentage for fiscal 2022 and fiscal 2023 started in the fourth quarter of fiscal 2022, when we reported that several developmental stage programs experienced substantially higher than anticipated engineering costs. This continued into the first quarter and partially into second quarter of fiscal year 2023, however, the Company believes those issues have been largely resolved and the gross margin for the third and fourth quarters of fiscal year 2023 has increased to over 30%, as mentioned above.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2023	2022	Change
$9,372	$11,662	$(2,290)	(19.6)%

In fiscal years ended April 30, 2023 and 2022, selling and administrative expenses (“SG&A”) were 23% and 24% of consolidated revenues, respectively. The decrease in SG&A expenses was mainly due to the decrease in professional fees, deferred compensation expense, stock compensation expense and depreciation expense.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2023	2022	Change
$3,149	$4,975	$(1,826)	(36.7)%

As a percentage of consolidated revenue, R&D expense for the fiscal years ended April 30, 2023 and 2022 were 8% and 10%, respectively. The $1.8 million decrease in R&D expense year over year was largely due to a renewed focus on correcting the program specific engineering issues identified above as part of an overall effort to return the Company to profitability. It should also be noted that FEI has dedicated resources and made substantial progress on two advanced technology development programs which are externally funded, and thus do not show up as internally funded R&D. That being said, FEI is committed to maintaining its technical excellence, and expects future R&D investment to be in line with, or even potentially above historical commitments.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in cost of revenues and are not included in the table above. The Company believes that internally generated cash and cash reserves are adequate to fund its future R&D activity.

Operating Loss

Fiscal Years Ended April 30,
(in thousands)
2023	2022	Change
$(4,672)	$(8,038)	$3,366	(41.9)%

For the fiscal year ended April 30, 2023, the Company recorded an operating loss of $4.7 million compared to an operating loss of $8.1 million in the prior fiscal year. The decrease in operating loss was due to changes made affecting the second half of fiscal year 2023. The Company recorded approximately $614,000 of operating income in the second half of fiscal year 2023, a significant improvement from the $5.4 million operating loss for the first half of fiscal year 2023.

Other Income (Expense), net

	Fiscal Years Ended April 30,
	(in thousands)
	2023	2022	Change
(Loss) income on Investments	$(606)	$199	$(805)	NM
Loss on disposal of asset	-	(110)	110	(100.0)%
Loss on impairment of Morion	-	(796)	796	(100.0)%
Interest expense	(156)	(77)	(79)	NM
Other income (expense), net	7	160	(153)	(95.6)%
	$(755)	$(624)	$(131)	21.0%

Losses on investment income was derived primarily from the sale of the Company’s available-for-sale marketable securities, which primarily consisted of fixed income securities, during the fiscal year ended April 30, 2023. Investment income was derived primarily from the Company’s holdings of marketable securities, which primarily consisted of fixed income securities for the fiscal year ended April 30, 2022.

Income Tax Provision

Fiscal Years Ended April 30,
(in thousands)
2023	2022	Change
$74	$1	$73	NM

	Fiscal Years Ended April 30,
	(in thousands)
	2023	2022
Effective tax rate on pre-tax book loss:	(1.3)%	(0.0)%

For the fiscal year ended April 30, 2023, the Company recorded an income tax provision of $74,000. For the fiscal year ended April 30, 2022, the Company recorded an income tax provision of $1,000.

The Company’s effective tax rate of (1.3)% for fiscal year 2023 differs from the U.S. federal statutory rate of 21% primarily due to state taxes and domestic losses for which the Company is not recognizing an income tax benefit. (See Note 12 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2023, the Company has U.S. federal net operating losses of $31.3 million of which $15.7 million begins to expire in fiscal year 2026 through fiscal year 2038, including $3.1 million which is subject to annual limitation under IRC Section 382. The remaining U.S. federal net operating losses of $15.6 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.9 million expires in fiscal years 2025 and 2027. U.S. federal R&D credits of $0.9 million begin to expire in fiscal year 2036 through fiscal year 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.2 million in fiscal year 2023 compared to cash provided by operations of $4.0 million in fiscal year 2022. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $21.0 million at April 30, 2023 as compared to $34.2 million at April 30, 2022. Included in working capital at April 30, 2023 was $12.0 million consisting of cash and cash equivalents. The Company’s current ratio at April 30, 2023 was 1.8 to 1 compared to 2.6 to 1, at the end of the prior fiscal year.

During fiscal years 2023 and 2022, the Company incurred $5.0 million and $5.4 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, loss on impairment of Morion, provision for a note receivable, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2023, operating cash was increased by decreases in loss on provision accrual and other liabilities and increases in contract assets and inventory, offset by an increase in contract liabilities. During fiscal year 2022, operating cash was increased by a decrease in contract assets and inventory and increases in contract liabilities. Contract liabilities include amounts for programs that are pre-funded for long-lead materials required to be purchased.

Net cash provided by investing activities for the fiscal year ended April 30, 2023 was $8.7 million compared to $2.3 million used in investing activities for the fiscal year ended April 30, 2022. In fiscal year 2023, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $9.6 million and purchases of capital expenditures of $0.9 million. In fiscal year 2022, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $422,000 and purchases of capital expenditures of $1.9 million.

Net cash used in financing activities for the fiscal year ended April 30, 2023 was approximately $9.4 million related to a dividend payout. There was no cash used in financing activities for the fiscal year ended April 30, 2022.

The Company will continue to expend resources to develop, improve and acquire products for space and other applications, which management believes will result in future growth and profitability. During fiscal year 2023, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2024, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2023. The Company expects internally generated cash will be adequate to fund these future R&D efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

During fiscal year 2023, as in fiscal year 2022, the impact of inflation on the Company’s business was due to increases in costs for materials and services. The Company believes this may continue to impact expenses in fiscal year 2024 and future years.

As of April 30, 2023, the Company had an accumulated deficit of $25.6 million. The Company believes that its cash, as of April 30, 2023, and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business in both the short-term (next twelve months from the date of issuance of these consolidated financial statements) and in the long-term (beyond the next twelve months).

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect, if any, the update will have on its consolidated financial statements.

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

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounted for its investment in Morion on the cost basis. During the fiscal years ended April 30, 2023 and 2022, the Company acquired product from Morion in the aggregate amount of approximately $196,000 and $215,000, respectively. During the fiscal year ended April 30, 2022, the Company sold product and training services to Morion in the aggregate amount of approximately $23,000, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal years ended April 30, 2022, the Company received dividends from Morion in the amount of approximately $123,000, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal year ended April 30, 2023, the Company sold no product and training services to Morion, and the Company received no dividends from Morion. Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

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

Due to the Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the 2022 Form 10-K, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the Consolidated Statements of Operations for the fiscal year ended April 30, 2022. The likelihood of future sales to, purchases, and dividend payments from Morion is questionable.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Frequency Electronics, Inc.

Mitchel Field, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. (the “Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified estimated costs to complete for contracts where revenue is recognized over time using the POC cost-to-cost method as a critical audit matter. The determination of the total estimated costs to complete requires management to make significant estimates and assumptions regarding labor, outside services, materials and overhead costs. Changes in the estimates of these costs can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included selecting a sample of contracts for testing and performing the following procedures:

●	Agreeing the key terms to contracts and comparing estimated costs at completion as of the current year-end to the estimated costs at completion as of the prior year-end.

●	Testing the Company’s estimated costs to complete by performing a retrospective review to identify changes in contract gross margin and assessing the reasonableness of such changes.

●

Testing the Company’s estimated costs to complete by evaluating subsequent events activity for changes in conditions that may result in significant changes to estimated costs to complete the contract selected for testing.

●	Evaluating management’s ability to prepare and estimate the remaining costs to complete for contracts in process as of the balance sheet date by performing inquiries of certain of the Company’s operations and accounting personnel.

●	Testing the mathematical accuracy of management’s calculation of the estimated costs at completion.

/s/ BDO USA, P.A.

We have served as the Company’s auditor since 2020.

Melville, New York

July 27, 2023

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2023	2022

ASSETS:
Current assets:
Cash and cash equivalents	$12,049	$11,561
Marketable securities	-	9,964
Accounts receivable, net of allowance for doubtful accounts of $111 at April 30, 2023 and April 30, 2022	4,622	4,291
Contract assets	10,009	8,857
Inventories, net	20,526	19,906
Prepaid income taxes	30	269
Prepaid expenses and other	1,071	1,162
Total current assets	48,307	56,010
Property, plant, and equipment, net	7,093	8,564
Goodwill	617	617
Cash surrender value of life insurance	10,220	9,855
Other assets	877	909
Right-of-Use assets – operating leases	7,382	8,805
Total assets	$74,496	$84,760

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,464	$1,080
Accrued liabilities	3,934	3,696
Loss provision accrual	1,544	4,243
Operating lease liability, current portion	1,753	1,744
Contract liabilities	18,586	11,098
Total current liabilities	27,281	21,861
Deferred compensation	8,314	8,730
Deferred taxes	8	8
Operating lease liability – non-current	5,883	7,353
Other liabilities	124	120
Total liabilities	41,610	38,072
Contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,374 shares issued and 9,373 shares outstanding at April 30, 2023; 9,298 shares issued and 9,297 shares outstanding at April 30, 2022	9,374	9,298
Additional paid-in capital	49,136	57,956
Accumulated deficit	(25,621)	(20,120)
Common stock reacquired and held in treasury - at cost (1 share at April 30, 2023 and April 30, 2022)	(3)	(6)
Accumulated other comprehensive income (loss)	-	(440)
Total stockholders’ equity	32,886	46,688
Total liabilities and stockholders’ equity	$74,496	$84,760

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended April 30,
	2023	2022
Consolidated Statements of Operations
Revenues	$40,777	$48,296
Cost of revenues	32,928	39,697
Gross margin	7,849	8,599
Selling and administrative expenses	9,372	11,662
Research and development expenses	3,149	4,975
Operating loss	(4,672)	(8,038)

Other income (expense):
(Loss) income on Investments	(606)	199
Loss on disposal of asset	-	(110)
Loss on impairment of Morion	-	(796)
Interest expense	(156)	(77)
Other income (expense), net	7	160
Loss before provision from income taxes	(5,427)	(8,662)
Provision from income taxes	74	1
Net loss	$(5,501)	$(8,663)

Net loss per common share:
Basic and diluted loss per share	$(0.59)	$(0.93)

Weighted average shares outstanding:
Basic and diluted	9,337	9,266

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(5,501)	$(8,663)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	(179)	(726)
Reclassification adjustment for realized gains (loss) included in net income, net of tax	619	(5)
Total unrealized gain (loss) on marketable securities, net of tax	440	(731)

Comprehensive loss	$(5,061)	$(9,394)

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,501)	$(8,663)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,434	3,025
Non-cash lease expense	(39)	(16)
Provision for losses on accounts receivable, inventories, other assets and warranty reserve	567	328
Loss (gain) on marketable securities	784	(6)
Loss on sale of fixed and other assets, net	34	163
Loss on impairment of Morion	-	796
Employee benefit plans expense	1,054	842
Stock-based compensation expense	197	247
Changes in operating assets and liabilities:
Accounts receivable	(332)	1,574
Contract assets	(1,110)	5,246
Inventories	(1,220)	(464)
Prepaid expenses and other	91	(171)
Other assets	(366)	5,541
Accounts payable - trade	384	(1)
Accrued liabilities	217	(1,355)
Contract liabilities	7,487	(1,414)
Loss provision accrual	(2,699)	4,185
Income taxes refundable	239	175
Other liabilities	(1,046)	(5,996)
Net cash provided by operating activities	1,175	4,036

Cash flows from investing activities:
Purchase of marketable securities	(1,382)	(2,511)
Proceeds from sale or redemption of marketable securities	10,967	2,089
Capital expenditures	(918)	(1,860)
Net cash provided by (used in) investing activities	8,667	(2,282)

Cash flows from financing activities:
Payment of Dividend	(9,354)	-
Net cash used in financing activities	(9,354)	-

Net increase in cash and cash equivalents	488	1,754

Cash and cash equivalents at beginning of year	11,561	9,807

Cash and equivalents at end of year	$12,049	$11,561

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$129	$77
Income taxes	$7	$15

Cash refund during the year for:
Income taxes	$176	$183

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2023 and 2022

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2021	9,226,268	$9,226	$57,355	$(11,457)	1,375	$(6)	$291	$55,409
Contribution of stock to 401(k) plan	44,224	44	382	-	-	-	-	426
Stock-based compensation expense	16,216	16	231	-	-	-	-	247
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	11,470	12	(12)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(731)	(731)
Net loss	-	-	-	(8,663)	-	-	-	(8,663)
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	61,897	62	351	-	(634)	3	-	416
Stock-based compensation expense	13,701	14	183	-	-	-	-	197
Other comprehensive income, net of tax	-	-	-	-	-	-	440	440
Dividends paid	-	-	(9,354)	-	-	-	-	(9,354)
Net loss	-	-	-	(5,501)	-	-	-	(5,501)
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

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

COVID-19 Pandemic and the CARES Act

On May 5, 2023, the World Health Organization (“WHO”) announced an end to the global health emergency related to the coronavirus originating in Wuhan, China (“COVID-19”). Additionally, on May 11, 2023 the Public Health Emergency declared by the U.S. Department of Health and Human Services expired.

Certain Company vendors continue to deliver materials with longer lead times due to COVID-19 related impacts to their workforces or their supply chains. These delays have impacted the Company’s production schedules, and increased costs associated with procurement of materials and services. The Company continues to monitor these and its other vendors and, if necessary, seek alternative suppliers, or, in certain cases, re-design products using alternative parts and materials.

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

Marketable Securities:

Marketable securities consisted of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies. All marketable securities were held in the custody of one financial institution during the fiscal year ended April 30, 2023. Investments in debt securities were categorized as available-for-sale and were carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity. The Company recognized gains or losses when securities were sold using the specific identification method. The Company liquidated all holdings related to marketable securities during the fiscal year ended April 30, 2023.

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

Property, Plant and Equipment:

Property, plant and equipment is recorded at cost and include interest on funds borrowed to finance construction. Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to operations when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to operations.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. No impairment losses have been recognized in the years ended April 30, 2023 and 2022.

Inventories:

Inventories, which consist of raw materials and components, work-in-process and finished goods are accounted for at the lower of cost (specific and average) and net realizable value.

Depreciation and Amortization:

Depreciation of property, plant and equipment is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for other depreciable assets). Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested for impairment, on a reporting unit level qualitatively, on at least an annual basis at fiscal year end to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If it is determined that the carrying value of goodwill may not be recoverable, the Company will write down the goodwill to an amount to commensurate with the revised value of the acquired assets. The Company measures fair value based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the present market value of publicly-traded companies in the Company’s industry. Management has determined that goodwill was not impaired as of April 30, 2023 and 2022.

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

.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

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

Disaggregation of Revenue

Total revenue recognized over time as POC method was approximately $39.1 million and $46.4 million of the $40.8 million and $48.3 million reported for the years ended April 30, 2023 and 2022, respectively. The amounts by segment and product line were as follows:

	Fiscal Year Ended April 30, 2023
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$29,800	$2,514	$32,314
FEI-Zyfer	9,283	649	9,932
Intersegment	-	(1,469)	(1,469)
Revenue	$39,083	$1,694	$40,777

	Fiscal Year Ended April 30, 2022
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$39,618	$1,539	$41,157
FEI-Zyfer	6,770	1,057	7,827
Intersegment	(1)	(687)	(688)
Revenue	$46,387	$1,909	$48,296

	Fiscal Years Ended April 30,
	(in thousands)
	2023	2022
Revenues by Product Line:
Satellite Revenue	$17,918	$26,092
Government Non-Space Revenue	20,282	19,593
Other Commercial & Industrial Revenue	2,577	2,611
Consolidated revenues	$40,777	$48,296

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income or loss and other comprehensive income/loss. Other comprehensive income/loss includes changes in unrealized gains or losses, net of tax, on securities (for fiscal year 2023 and fiscal year 2022, debt securities) available for sale during the year.

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

Fair Values of Financial Instruments:

Cash and cash equivalents, marketable securities, short-term credit obligations and debt and cash surrender value of life insurance are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts. The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”), see Note 10 for additional information.

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

April 30, 2023 and 2022

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

2. Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted (loss) earnings per share for the fiscal years ended April 30, 2023 and 2022, respectively, were as follows:

	For the Fiscal Years Ended April 30,
	2023	2022
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,337,444	9,265,934
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	9,337,444	9,265,934

** For the fiscal years ended April 30, 2023 and 2022, dilutive securities noted in the above table are excluded from the calculation of (loss) earnings per share since the inclusion of such shares would be antidilutive due to the net loss for the period. Additionally, there are anti-dilutive shares excluded in the above table for fiscal years ended April 30, 2023 and 2022 of 243,625 and 193,000, respectively.

3. Contract (Liabilities) Assets

At April 30, 2023 and 2022, contract (liabilities) assets, consisted of the following (in thousands):

	April 30, 2023	April 30, 2022

Contract Assets	$10,009	$8,857
Contract Liabilities	(18,586)	(11,098)

Contract assets and contract liabilities at April 30, 2021, were $14,460 and ($12,512), respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

April 30, 2023 and 2022 amounts represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates or represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for on the POC basis. Fluctuations of contract assets and contract liabilities are due to the timing of funding, amounts billed, and revenue recorded. Contract assets increased $1.1 million during fiscal year 2023, primarily due to recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during fiscal year 2023 for which we have not yet billed out customers. Contract liabilities increased $7.5 million during fiscal year 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. During fiscal year 2023, we recognized $7.1 million of our contract liabilities at April 30, 2022 as revenue. During fiscal year 2022, we recognized $17.2 million of our contract liabilities at April 30, 2021 as revenue. During the fiscal years ended April 30, 2023 and 2022, revenue recognized under POC contracts was approximately $39.1 million and $46.4 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses for the fiscal years ended April 30, 2023 and 2022 were approximately $429,000 and $4.2 million, respectively.

4. Inventories, Net

Inventories, net, at April 30, 2023 and 2022, consisted of the following (in thousands):

	April 30, 2023	April 30, 2022
Raw Materials and Component Parts	$12,460	$11,683
Work in Progress	7,547	7,746
Finished Goods	519	477
	$20,526	$19,906

Inventory reserves included in inventory were $8.1 million and $7.5 million for the fiscal years ended April 30, 2023 and 2022, respectively.

5. Property, Plant and Equipment, Net

Property, plant and equipment, net, at April 30, 2023 and 2022, consisted of the following (in thousands):

	April 30, 2023	April 30, 2022

Buildings and building improvements	$2,597	$2,576
Machinery, equipment and furniture	60,792	59,948
	63,389	62,524
Less accumulated depreciation	(56,296)	(53,960)
	$7,093	$8,564

Depreciation and amortization expense was $2.4 million and $2.8 million for the fiscal years ended April 30, 2023 and 2022, respectively.

Maintenance and repairs charged to operations was approximately $409,000 and $677,000 for the fiscal years ended April 30, 2023 and 2022, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

6. Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and R&D facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease.

New York lease. In February 2019, the Company entered into an agreement to lease a building to be used as a corporate headquarters office and manufacturing facility in Mitchell Field, NY (“New York lease”).  The New York lease expires 9/30/2029 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. Right-of-Use (ROU) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

California lease. In October 2017, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Garden Grove, CA (“California Lease”). The California lease expires 1/31/2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. Right-of-Use (ROU) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

New Jersey lease. In February 2022, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Northvale, NJ (“New Jersey lease”). The New Jersey lease expires 1/31/2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. Right-of-Use (ROU) assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet.

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2023	April 30, 2022
		(In thousands)
Assets
Operating lease ROU assets	Right-of-Use assets leases	$7,382	$8,805

Liabilities
Operating lease liabilities (short-term)	Lease liability, current	1,753	1,744
Operating lease liabilities (long-term)	Lease liability, non-current	5,883	7,353
Total lease liabilities		$7,636	$9,097

Total operating lease expense was approximately $1.9 million and $1.6 million for the fiscal years ended April 30, 2023 and 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, the Company made cash payments of $1.9 million and $2.0 million for operating leases during the fiscal years ended April 30, 2023 and 2022, respectively, which are included in cash flows from operating activities in our consolidated statements of cash flows. As of April 30, 2023, the Company had no operating lease liabilities that had not commenced.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The table below reconciles the undiscounted cash flows for each of the next five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2023:

Fiscal Year Ending April 30,
(in thousands)

2024	1,806
2025	1,832
2026	1,317
2027	937
2028	1,262
Thereafter	1,976
Total lease payments	9,130
Less imputed interest	(1,494)
Present value of future lease payments	7,636
Less current obligations under leases	(1,753)
Long-term lease obligations	$5,883

As of April 30, 2023 and 2022, the weighted-average remaining lease term for all operating leases was 5.6 years and 6.3 years, respectively. The Company does not generally have access to the rate implicit in the leases, therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. The weighted average discount rate for operating leases as of April 30, 2023 and 2022, was 6.23% and 6.16%, respectively.

7. Marketable Securities

The cost, gross unrealized gains, gross unrealized losses and fair market value of available-for-sale securities at April 30, 2023 and 2022, respectively, were as follows (in thousands):

April 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$-	$-	$-	$-

	April 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Fixed income securities	$10,403	$23	$(462)	$9,964

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The following table presents the fair value and unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 30, 2023
Fixed Income Securities	$-	$-	$-	$-	$-	$-

April 30, 2022
Fixed Income Securities	$2,349	$(146)	$5,573	$(316)	$7,922	$(462)

The Company liquidated all holdings related to Marketable Securities during the fiscal year ended April 30, 2023.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) for the years ended April 30, 2023 and 2022, respectively, were as follows (in thousands):

	For the years ended April 30,
	2023	2022
Proceeds	$10,967	$2,089
Gross realized gains	$-	$6
Gross realized losses	$(784)	$-

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s money market, business account, and U.S. securities were valued on a Level 1 basis. The Company’s fixed income corporate debt securities and certificates of deposit were valued on a Level 2 basis. Level 2 securities were valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

8. Debt Obligations

As of April 30, 2022, the Company had available credit with UBS Bank USA at variable terms based on its security holdings under an advisory arrangement, under which no borrowings had been made. As of April 30, 2023, the Company retired its advisory credit arrangement with UBS Bank USA. Prior to retiring the advisory credit arrangement, no borrowings were made during fiscal 2023.

9. Accrued Liabilities

Accrued liabilities at April 30, 2023 and 2022, respectively, consisted of the following (in thousands):

	2023	2022
Vacation and other compensation	$1,408	$1,523
Incentive compensation	175	100
Payroll taxes	341	112
Warranty reserve	529	519
Commissions	197	263
Deferred compensation payable	762	469
Other	522	710
	$3,934	$3,696

10. Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounted for its investment in Morion on the cost basis. During the fiscal years ended April 30, 2023 and 2022, the Company acquired product from Morion in the aggregate amount of approximately $196,000 and $215,000, respectively. During the fiscal years ended April 30, 2022, the Company sold product and training services to Morion in the aggregate amount of approximately $23,000, included in revenues in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal year ended April 30, 2022, the Company received dividends from Morion in the amount of approximately $123,000, which is included in other income, net in the consolidated statements of operations as part of the FEI-NY segment. During the fiscal year ended April 30, 2023, the Company sold no product and training devices to Morion, and the Company received no dividends from Morion. Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

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

As previously disclosed, in light of Morion’s relationship with Gazprombank, in 2020, the Company evaluated, with the assistance of external legal counsel, certain sales to Morion and the timing of payments by Morion to the Company in connection with those sales to determine whether payments by Morion may have inadvertently constituted extensions of credit in violation of Directive 1 under Executive Order 13662. The Company determined that certain payments by Morion – the majority of which occurred more than five years ago – were not timely. Following the evaluation, on May 7, 2020, the Company voluntarily disclosed its findings to the OFAC. The Company’s voluntary disclosure to OFAC related solely to delays in collection of accounts receivable that exceeded then-applicable payment windows set forth in sanctions regulations and did not relate to any other type of payment or transaction. On February 17, 2021, the Company received a Cautionary Letter from OFAC indicating that OFAC has completed its review of the matter. According to OFAC, the Cautionary Letter was issued instead of pursuing a civil monetary penalty or taking other enforcement action.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

Due to the Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the 2022 Form 10-K, the Company impaired its investment in Morion in full. The impairment of $796,000 is included in other income (expense), net, in the consolidated statements of operations for the fiscal year ended April 30, 2022.

11. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the IRC. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the fiscal years ended April 30, 2023 and 2022, the Company contributed 61,897 and 44,224 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $413,000 and $426,000 in fiscal years 2023 and 2022, respectively. Contributed shares are drawn from the Company’s common stock and during fiscal years 2023 and 2022, such transactions increased additional paid in capital by $351,000 and $382,000, respectively. As of April 30, 2023, the plan held a total of 499,328 shares, which were allocated to the accounts of the individual participants. As of April 30, 2022, the plan held a total of 499,738 shares, which were allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees that are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which the formula is based on consolidated pre-tax profits. The incentive bonus recorded for the fiscal year ended April 30, 2023 was $175,000. The incentive bonus recorded for the fiscal year ended April 30, 2022 was $100,000.

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

As of April 30, 2023, eligible employees and directors had been granted total SARs representing approximately 2,385,000 shares of the Company’s common stock, of which approximately 244,000 shares were outstanding and approximately 244,000 shares with a weighted average exercise price of $10.77 were exercisable. There were no SARs granted during the fiscal year 2023. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan. During the fiscal year ended April 30, 2023, no employees exercised SARs and no shares were granted. There were 185,500 shares returned to the pool of available shares and may be used for future grants under the Plan. Forfeitures are recorded as they occur.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2023 and 2022:

			Stock Options and Stock Appreciation Rights
				Weighted Average
		Weighted-Average	Grant Date	Remaining	Aggregate
	Shares	Exercise Price	Fair Value	Contractual Term	Intrinsic Value
Outstanding – April 30, 2021	615,000	$9.88	$6,076,105	1.8 years	$2,141,905
Granted	-	-	-
Exercised	(42,875)	7.30	(313,056)		34,660
Expired or Canceled	(143,000)	10.48	(1,498,300)
Outstanding – April 30, 2022	429,125	$9.94	$4,264,749	1.3 years	$2,141,905
Granted	-	-	-
Exercised	-	-	-		-
Expired or Canceled	(185,500)	8.84	(1,639,970)
Outstanding – April 30, 2023	243,625	$10.77	$2,624,779	0.8 years	$1,592,089
Exercisable	243,625	$10.77	$2,624,779	0.8 years	$1,592,089
Available for future grants	851,965

As of April 30, 2022, exercisable shares related to options and SARs under the plans totaled 393,500, weighted-average exercise price was $10.06, grant date fair value was $3,956,845, weighted average remaining contractual term was 1.4 years, and the aggregate intrinsic value was $2,989,785.

As of April 30, 2023, there was no unrecognized compensation cost related to non-vested options and SARs under the plans. As of April 30, 2022, total unrecognized compensation cost related to non-vested options and SARs under the plans was approximately $7,000.

During the fiscal years ended April 30, 2023 and 2022, 35,625 shares and 41,875 shares, respectively, vested, the fair value of which was approximately $106,000 and $123,000, respectively.

Stock-based compensation costs, for options and SARs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $2,000 and $9,000 for the fiscal years ended April 30, 2023 and 2022, respectively. Stock-based compensation expense included in selling and administrative expenses, related to options and SARs, during the fiscal years ended April 30, 2023 and 2022 were approximately $0 and $45,000, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARs (tax benefits) as operating cash flows. The Company did not recognize any tax benefits from the exercise of stock options and SARs for the fiscal years presented.

Restricted Stock Plan and Other Issuances:

During fiscal year 1990, the Company adopted a Restricted Stock Plan which provided that key management employees could be granted rights to purchase an aggregate of 375,000 shares of the Company’s common stock. The grants, transferability restrictions and purchase price were determined at the discretion of a special committee of the Board of Directors. The purchase price could not be less than the par value of the common stock. Transferability of shares is restricted for a four-year period, except in the event of a change in control as defined therein. As a result of the adoption by the Company’s stockholders of the 2005 Stock Award Plan, the Restricted Stock Plan was discontinued. No additional grants will be made under this plan. As of April 30, 2023, there are no outstanding shares available for purchase.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

Under the 2005 Stock Award Plan the Company began issuing Restricted Stock Units (“RSUs”) to eligible employees in fiscal year 2020. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and vests over a period of time. On the applicable vesting date, the holder of an RSU becomes entitled to share of the Company’s common stock. A portion of the RSUs awarded will vest annually until fiscal year 2026. Forfeitures are recorded as they occur.

During the fiscal year ended April 30, 2023 and 2022, the Company issued 1,300 shares from common stock and 1,150 shares from common stock, respectively, to select employees for milestone years of service to the Company. These shares were issued under the 2005 Stock Award Plan, are shares of the Company’s common stock, and are fully vested at time of issuance.

In fiscal year 2021 the Company elected to issue Performance Stock Units (“PSUs”) to an officer of the Company. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance criteria will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance criteria, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to performance vesting conditions, prior to vesting. A portion of the PSUs awarded will vest, subject to specified performance criteria, annually until fiscal year 2025. Forfeitures are recorded as they occur.

Stock-based compensation costs, related to RSUs and PSUs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $186,000 and $83,000 for the fiscal years ended April 30, 2023 and 2022, respectively. Stock-based compensation expense, for RSUs and PSUs, included in selling and administrative expenses were approximately $200 and $99,000 for the fiscal years ended April 30, 2023 and 2022, respectively. The fair value of RSUs and PSUs vested were approximately $124,000 and $78,000 for the fiscal years ended April 30, 2023 and 2022, respectively.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2005 Stock Award Plan for the fiscal years ended April 30, 2023 and 2022:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance – April 30, 2021	57,000	10.26
Granted	26,250	9.84
Vested	(15,066)	10.32
Forfeited	(2,575)	9.97
Balance – April 30, 2022	65,609	10.26
Granted	265,000	6.29
Vested	(12,401)	10.01
Forfeited	(24,812)	9.90
Balance – April 30, 2023	293,396	6.64

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death. Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2023 was approximately $643,000. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2022 was approximately $1.1 million.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

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

12. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended April 30,
	2023	2022
Current:
Federal	$61	$-
State	13	1
Current provision	74	1
Deferred:
Federal	-	-
State	-	-
Deferred tax provision	-	-

Total provision	$74	$1

The following table reconciles the reported income tax provision, recorded primarily due to the (i) recognition of previously unrecognized tax benefits, (ii) state and local taxes, (iii) and a change in the valuation allowance, with the amount computed using the federal statutory income tax rate (in thousands):

	Fiscal Year Ended April 30,
	2023	2022
Statutory rate	$(1,140)	$(1,819)
State and local tax	110	(163)
Valuation allowance on deferred tax assets	(1,701)	1,050
Nondeductible expenses	(9)	(11)
Uncertain tax positions	7	1
Nontaxable life insurance cash value increase	(49)	(47)
Taxable life insurance gain	8	783
Capital Loss	2,251	-
Stock Compensation	173	86
Tax credits	(27)	(219)
Change in tax rate	362	209
Other items	89	131
Total provision	$74	$1

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The components of deferred taxes are as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022
Deferred tax assets:
Employee benefits	$2,739	$3,047
Inventory	2,507	2,958
Accounts receivable	78	118
Tax credits	2,164	2,306
Other assets	1,001	981
Lease Liability	1,834	2,284
Capital Loss carry-forward	223	2,513
Research & Development	570	-
Net operating loss carryforwards	8,039	7,574
Total deferred tax asset	19,155	21,781
Deferred tax liabilities:
Property, plant and equipment	(251)	(461)
Right of use asset	(1,773)	(2,211)
Other liabilities	(81)	(83)
Deferred state income tax	(771)	(943)
Net deferred tax asset	16,279	18,083
Valuation allowance	(16,287)	(18,091)
Net deferred tax liability	$(8)	$(8)

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of April 30, 2023 and 2022, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense.

For the fiscal year ended April 30, 2023, the valuation allowance decreased by approximately $1.8 million from the prior fiscal year primarily due a decrease in the net deferred tax asset for which no tax benefit was provided.

The Company has a net deferred tax liability related to the tax effect of differences between financial reporting and tax basis of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward periods. The utilization of indefinite lived net operating losses are limited to 80% of taxable income in an annual period.

As of April 30, 2023, the Company has U.S. federal net operating losses of $31.3 million of which $15.7 million begins to expire in fiscal years 2024 through 2038, including $3.1 million which is subject to annual limitation under IRC § 382. The remaining U.S. federal net operating losses of $15.6 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.9 million expires in fiscal years 2025 and 2027. U.S. federal R&D credits of $0.9 million begin to expire in fiscal years 2036 through 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2023	2022
Balance at the beginning of the fiscal year	$230	$119
Additions based on positions taken in the current year	-	111
Additions based on positions taken in prior years	-	-
Decreases based on positions taken in prior years	-	-
Lapse in statute of limitations	-	-
Balance at the end of the fiscal year	$230	$230

The entire amount reflected in the above table at April 30, 2023, if recognized, would reduce our effective tax rate. As of April 30, 2023, and 2022, the Company had $8,325 and $1,176, respectively, accrued for the payment of interest and penalties. For the fiscal years ended April 30, 2023 and 2022, the Company recognized interest of $7,149 and $1,176, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes $119,000 will be recognized in the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local, and foreign jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2019 and prior. Net operating losses and tax attributes generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The table below presents information about reported segments for each of the years ended April 30, 2023 and 2022, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the fiscal years (in thousands):

	For the Fiscal Years Ended April 30,
	2023	2022
Revenues:
FEI-NY	$32,314	$41,157
FEI-Zyfer	9,932	7,827
less intersegment revenues	(1,469)	(688)
Consolidated revenues	$40,777	$48,296

Operating loss:
FEI-NY	$(4,234)	$(5,679)
FEI-Zyfer	(160)	(2,104)
less intersegment revenues	68	79
Corporate	(346)	(334)
Consolidated operating loss	$(4,672)	$(8,038)

	For the Fiscal Years Ended April 30,
	2023	2022

Identifiable assets:
FEI-NY	$39,005	$40,888
FEI-Zyfer	10,699	10,522
less intersegment balances	(58)	(126)
Corporate	24,850	33,476
Consolidated identifiable assets	$74,496	$84,760

Depreciation and amortization (allocated):
FEI-NY	$2,229	$2,798
FEI-Zyfer	205	227
Corporate	-	-
Consolidated depreciation and amortization expense	$2,434	$3,025

Major Customers

The Company’s products are sold to both commercial and governmental customers. For the fiscal years ended April 30, 2023 and 2022, approximately 95% and 94%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In the fiscal year ended April 30, 2023, revenues from four customers, of the FEI-NY segment which each accounted for more than 10% of that segment’s revenues, were $7.3 million, $5.8 million, $5.1 million, and $4.0 million. In the fiscal year ended April 30, 2022, revenues from four customers, of the FEI-NY segment which each accounted for more than 10% of that segment’s revenues, were $12.6 million, $6.1 million, $5.0 million, and $4.4 million. In the FEI-Zyfer segment two customers, which each accounted for more than 10% of that segment’s revenues, were $4.0 million and $1.5 million in the fiscal year ended April 30, 2023. In the fiscal year ended April 30, 2022, revenues from two customers, of the FEI-Zyfer segment which each accounted for more than 10% of that segment’s revenues, were $1.3 million and $1.0 million.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business. The Company believes its relationship with these customers is mutually satisfactory. Sales to the major customers referenced above can include commercial and governmental end users.

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. For the fiscal years ended April 30, 2023 and 2022, revenues, based on the location of the procurement entity were derived from the following countries (in thousands):

	For the Fiscal Years Ended April 30,
	2023	2022
Domestic	$39,564	$47,415
Foreign	1,213	881
	$40,777	$48,296

As of April 30, 2023 and 2022, there were no material foreign sales to one specific foreign country.

14. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of April 30, 2023 and 2022, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2023	2022
Balance at beginning of year	$519	$439
Warranty costs incurred	(499)	(587)
Product warranty accrual	509	667
Balance at end of year	$529	$519

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2023 and 2022

15. Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component and reclassifications from AOCI to Other income (expense), net, for the fiscal years ended April 30, 2023 and 2022, respectively, were as follows (in thousands):

	Change in
	Market Value
	of Marketable
	Securities
Balance April 30, 2021, net of taxes		$291
Items of other comprehensive income (loss) before reclassification, pretax		(725)
Tax effect		(1)
Items of other comprehensive income (loss) before reclassification, net of taxes		(726)
Reclassification adjustments, pretax **	(6)
Tax effect	1	(5)
Total other comprehensive income (loss), net of taxes		(731)
Balance April 30, 2022, net of taxes		(440)
Items of other comprehensive income (loss) before reclassification, pretax		(344)
Tax effect		165
Items of other comprehensive income (loss) before reclassification, net of taxes		(179)
Reclassification adjustments, pretax **	784
Tax effect	(165)	619
Total other comprehensive income (loss), net of taxes		440
Balance April 30, 2023, net of taxes		-

**The reclassification adjustments represent net realized (gains) losses on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the filing of this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Remediation of Previously Reported Material Weaknesses

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. Based on this evaluation, the Company’s management initially concluded and disclosed in the 2022 Form 10-K that the Company’s internal control over financial reporting was effective as of April 30, 2022. However, as previously disclosed in the 2022 Form 10-K, management conducted a re-assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In conducting its re-assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2022, because of certain previously unidentified material weaknesses in internal control over financial reporting related to the presentation of contract assets and contract liabilities on the consolidated balance sheet. The material weaknesses were largely due to the calculations, and errors related to the presentation of contract assets and contract liabilities. In response, the Company implemented the following remediation steps to address the material weaknesses: The Company used additional checks and balances surrounding the calculations and formulas used, as well as additional verification checks regarding the presentation of contract assets and contract liabilities to comply with current reporting requirements. As of April 30, 2023, the Company’s management believes the identified material weaknesses have been remediated.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2023.

Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting.

Except as set forth above, there has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2023, for the annual meeting of stockholders to be held on or about October 5, 2023 (the “2023 Proxy Statement”). See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2023 Proxy Statement. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

This item is incorporated herein by reference from the Company’s 2023 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated herein by reference from the Company’s 2023 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities		Number of securities
	to be issued upon exercise		remaining available for
	of outstanding options,	Weighted-average	future issuance under
	warrants and rights	exercise price of	equity compensation plans
	and vesting of	outstanding options,	(excluding securities
Plan Category	RSU's and PSU's	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	537,021	$10.77	851,965

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This item is incorporated herein by reference from the Company’s 2023 Proxy Statement under “Election of Directors.”

Item 14. Principal Accountant Fees and Services

This item is incorporated herein by reference from the Company’s 2023 Proxy Statement under “Appointment of Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm (BDO USA, P.A.; Melville, NY; PCAOB ID#243)	24-25

Consolidated Balance Sheets
- April 30, 2023 and 2022	26

Consolidated Statements of Operations and Comprehensive Income (Loss)
- Years ended April 30, 2023 and 2022	27

Consolidated Statements of Cash Flows
- Years ended April 30, 2023 and 2022	28-29

Consolidated Statements of Changes in Stockholders’ Equity
- Years ended April 30, 2023 and 2022	30

Notes to Consolidated Financial Statements	31-49

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.9*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.10	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	(23)

21	List of Subsidiaries of Registrant	(25)

23.1	Consent of BDO USA, P.A.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2023 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

104	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as Exhibit 3.2 to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
(3)	[Intentionally Omitted]
(4)	[Intentionally Omitted]
(5)	Filed with the SEC as Exhibit 3.3 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as Exhibit 3.4 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1989, which exhibit is incorporated herein by reference.
(9)

Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1990, which exhibit is incorporated herein by reference.

(10)	[Intentionally Omitted]
(11)	Filed with the SEC as Exhibit 2.1 to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.
(12)	[Intentionally Omitted]
(13)	Filed with the SEC as Exhibit 3.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 25, 2020, which exhibit is incorporated herein by reference.
(14)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.
(15)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1998, which exhibit is incorporated herein by reference.
(16)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.
(17)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(18)

Filed with the SEC as Exhibit 10.17 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.

(19)

Filed with the SEC as Exhibit 10.18 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on July 30, 2019, which exhibit is incorporated herein by reference.
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 21 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2022, which exhibit is incorporated herein by reference.

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

Dated: July 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	July 27, 2023
Jonathan Brolin

/s/ Richard Schwartz	Director	July 27, 2023
Richard Schwartz

/s/ Russell M. Sarachek	Chairman of the Board	July 27, 2023
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	July 27, 2023
Lance W. Lord