Form 10-Q
period 2023-07-31
FREQUENCY ELECTRONICS INC
filed 2023-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of September 11, 2023 – 9,390,046

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except par value)

	July 31,	April 30,
	2023	2023
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$9,061	$12,049
Accounts receivable, net of allowance for doubtful accounts of $111 at July 31, 2023 and April 30, 2023	6,385	4,622
Contract assets	11,028	10,009
Inventories	22,604	20,526
Prepaid income taxes	27	30
Prepaid expenses and other	1,158	1,071
Total current assets	50,263	48,307
Property, plant, and equipment, net	6,778	7,093
Goodwill	617	617
Cash surrender value of life insurance	10,375	10,220
Other assets	876	877
Right-of-Use assets – operating leases	7,062	7,382
Total assets	$75,971	$74,496

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,214	$1,464
Accrued liabilities	3,967	3,934
Loss provision accrual	1,577	1,544
Operating lease liability – current portion	1,766	1,753
Contract liabilities	18,356	18,586
Total current liabilities	26,880	27,281
Deferred compensation	8,267	8,314
Deferred taxes	8	8
Operating lease liability – non-current portion	5,518	5,883
Other liabilities	129	124
Total liabilities	40,802	41,610

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,391 shares issued and 9,390 shares outstanding at July 31, 2023; 9,374 shares issued and 9,373 shares outstanding at April 30, 2023	9,391	9,374
Additional paid-in capital	49,360	49,136
Accumulated deficit	(23,579)	(25,621)
Common stock reacquired and held in treasury - at cost (1 share at July 31, 2023 and April 30, 2023)	(3)	(3)
Total stockholders’ equity	35,169	32,886
Total liabilities and stockholders’ equity	$75,971	$74,496

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands except per share data)

(Unaudited)

	Three Months Ended July 31,
	2023	2022

Revenues	$12,408	$8,204
Cost of revenues	7,540	8,209
Gross margin	4,868	(5)
Selling and administrative expenses	2,302	1,992
Research and development expenses	506	1,110
Operating income (loss)	2,060	(3,107)

Other income (expense):
Investment income	20	36
Interest expense	(31)	(45)
Income (loss) before provision for income taxes	2,049	(3,116)
Provision for income taxes	7	1
Net Income (loss)	$2,042	$(3,117)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.22	$(0.33)

Weighted average shares outstanding:
Basic and diluted	9,384	9,308

Condensed Consolidated Statements of Comprehensive Income (loss)
Net Income (loss)	$2,042	$(3,117)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	-	(2)
Reclassification adjustment for realized gains included in net income, net of tax	-	16
Total unrealized gain on marketable securities, net of tax	-	14

Comprehensive income (loss)	$2,042	$(3,103)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,042	$(3,117)
Non-cash charges to earnings	1,462	816
Net changes in operating assets and liabilities	(6,305)	(1,273)
Net cash used in operating activities	(2,801)	(3,574)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	-	1,027
Purchase of marketable securities	-	(1,303)
Purchase of fixed assets	(187)	(465)
Net cash used in investing activities	(187)	(741)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(2,988)	(4,315)

Cash and cash equivalents at beginning of period	12,049	11,561

Cash and cash equivalents at end of period	$9,061	$7,246

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30	$17
Income Taxes	$4	$-

Cash refunded during the period for:
Income Taxes	$-	$2

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2023 and 2022

(In thousands except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105	-	-	-	-	122
Stock-based compensation expense	-	-	(25)	-	-	-	-	(25)
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Net loss	-	-	-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of July 31, 2023 and the results of its operations, changes in stockholders’ equity for the three months ended July 31, 2023 and 2022, and cash flows for the three months ended July 31, 2023 and 2022. The April 30, 2023 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed on July 27, 2023 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

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

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted income (loss) per share (“EPS”) for the three months ended July 31, 2023 and 2022, respectively, were as follows:

	Three months ended July 31,
	2023	2022
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	9,384,375	9,307,939
Effect of dilutive securities	**	**
Diluted EPS shares outstanding	9,384,375	9,307,939

** For the three months ended July 31, 2023 and 2022, dilutive securities are excluded from the calculation of earnings per share since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three months ended July 31, 2023 and 2022 were 155,000 options and 357,125 options, respectively.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – CONTRACT (LIABILITIES) ASSETS

At July 31, 2023 and April 30, 2023, contract assets and contract liabilities, consisted of the following (in thousands):

	July 31, 2023	April 30, 2023

Contract assets	$11,028	$10,009
Contract liabilities	(18,356)	(18,586)

Contract assets represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates and contract liabilities represent a liability for amounts billed in excess of the revenue recognized, contract liabilities. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for over time using the percentage-of-completion (“POC”) method. Fluctuations of contract assets and contract liabilities are due to the timing of funding, amounts billed and revenue recorded. Contract assets increased $1.0 million during the three months ended July 31, 2023, primarily due to revenue recognized during the three months ended July 31, 2023 for which we have not yet billed our customers. Contract liabilities increased $0.2 million during the three months ended July 31, 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. During the three months ended July 31, 2023, we recognized $3.7 million of our contract liabilities at April 30, 2023 as revenue. During three months ended July 31, 2022, we recognized $2.5 million of our contract liabilities at April 30, 2022 as revenue. During the three months ended July 31, 2023 and 2022, revenue recognized under POC contracts was approximately $11.7 million and $7.9 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses, recorded in cost of revenue, for the three months ended July 31, 2023 and 2022 were approximately $139,000 and $1.2 million, respectively.

NOTE D – EMPLOYEE BENEFIT PLANS

During the three months ended July 31, 2023, the Company made contributions of 17,013 shares, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three months ended July 31, 2023, were approximately $138,000, inclusive of approximately $38,000 of interest expense. Payments made related to deferred compensation were approximately $185,000 for the same period. Deferred compensation expense charged to selling and administrative expenses during the three months ended July 31, 2022, were approximately $127,000, inclusive of approximately $17,000 of interest expense. Payments made related to deferred compensation were approximately $161,000 for the same period.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	July 31, 2023	April 30, 2023
Raw Materials and Component Parts	$14,173	$12,460
Work in Progress	7,914	7,547
Finished Goods	517	519
	$22,604	$20,526

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing facilities and Research and Development (“R&D”) facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease.

New York lease. In February 2019, the Company entered into an agreement to lease a building to be used as a corporate headquarters office and manufacturing facility in Mitchell Field, NY (“New York lease”). The New York lease expires September 30, 2029 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the Right-of-Use (ROU) operating lease asset and liability when it is reasonably certain we will exercise these options. As of July 31, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

California lease. In October 2017, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Garden Grove, CA (“California Lease”). The California lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of July 31, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

New Jersey lease. In February 2022, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Northvale, NJ (“New Jersey lease”). The New Jersey lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of July 31, 2023 lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheets.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	Classification	July 31, 2023	April 30, 2023
Assets
Operating lease ROU assets	ROU assets - operating leases	$7,062	$7,382

Liabilities
Operating lease liabilities (short-term)	Operating lease liability - current portion	1,766	1,753
Operating lease liabilities (long-term)	Operating lease liability - non-current portion	5,518	5,883
Total lease liabilities		$7,284	$7,636

Total operating lease expense was $454,000 and $481,000 for the three months ended July 31, 2023 and 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of July 31, 2023:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2024	$1,317
2025	1,844
2026	1,328
2027	937
2028	1,262
Thereafter	1,976
Total lease payments	8,664
Less imputed interest	(1,380)
Present value of future lease payments	7,284
Less current obligations under leases	(1,766)
Long-term lease obligations	5,518

As of July 31, 2023 and 2022, the weighted-average remaining lease term for all operating leases was 5.43 years and 6.15 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of July 31, 2023 and 2022, was 6.23% and 6.18%, respectively.

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

The accounting policies of the two segments are the same as those described in “Note 1. Summary of Accounting Policies” to the consolidated financial statements included in the Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit (loss), which is defined as income before investment (expense) income, interest expense, other income (expense), and taxes. All acquired assets, including intangible assets, are included in the assets of the applicable reporting segment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Three Months Ended July 31,
	2023	2022
Revenues:
FEI-NY	$9,490	$6,854
FEI-Zyfer	3,267	1,732
less intersegment revenues	(349)	(382)
Consolidated revenues	$12,408	$8,204

Operating income (loss):
FEI-NY	$1,481	$(2,589)
FEI-Zyfer	678	(438)
less intersegment margin	(61)	-
Corporate	(38)	(80)
Consolidated operating income (loss)	$2,060	$(3,107)

	July 31, 2023	April 30, 2023
Identifiable assets:
FEI-NY	$40,371	$39,005
FEI-Zyfer	12,288	10,699
less intersegment balances	(119)	(58)
Corporate	23,431	24,850
Consolidated identifiable assets	$75,971	$74,496

Total revenue recognized over time as POC and Passage of Title (“POT”) was approximately $11.7 million and $0.7 million, respectively, of the $12.4 million reported for the three months ended July 31, 2023. Total revenue recognized over time as POC and POT was approximately $8.0 million and $0.3 million, respectively, of the $8.2 million reported for the three months ended July 31, 2022. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended July 31,
	2023			2022
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$8,675	$815	$9,490	$6,278	$576	$6,854
FEI-Zyfer	3,047	220	3,267	1,674	58	1,732
Intersegment	-	(349)	(349)	-	(382)	(382)
Revenue	$11,722	$686	$12,408	$7,952	$252	$8,204

	Three Months Ended July 31,
	2023	2022
Revenues by product line:
Satellite revenue	$4,858	$3,476
Government non-space revenue	6,878	4,064
Other commercial & industrial revenue	672	664
Consolidated revenues	$12,408	$8,204

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three months ended July 31, 2023 and 2022, the Company did not acquire any product from Morion. During the three months ended July 31, 2023 and 2022, the Company did not receive dividends from Morion,

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis. Morion is a less than wholly owned subsidiary of Gazprombank, a state-owned Russian bank. The U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI. On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI.

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of the Company’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the Form 10-K for the fiscal year ended April 30, 2022, as amended, the Company impaired its investment in Morion in full. The likelihood of future sales to, purchases from, and dividend payments from Morion is remote.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. ASU 2017-04 was adopted, effective May 1, 2023, with no material impact to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022. ASU 2016-13 was adopted, effective May 1, 2023, with no material impact to the consolidated financial statements.

NOTE J – CREDIT FACILITY

As of July 31, 2023, the Company had no borrowings pursuant to a credit facility. As of April 30, 2023, the Company retired its advisory credit arrangement with UBS Bank USA. Prior to retiring the advisory credit arrangement, no borrowings were made during fiscal 2023.

NOTE K – DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2023, and April 30, 2023, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, and the valuation of inventory. Each of these areas requires the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2023.

Revenue Recognition

Revenues are reported in operating results predominantly over time using the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information regarding labor, outside services, materials, overhead costs, and status of the contract. The effect of any change in the estimated gross margin rate (“GM Rate”) for a contract is reflected in revenues in the period in which the change is known. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2023 and 2022, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three Months ended July 31,
	2023	2022
Revenues
FEI-NY	76.5%	83.6%
FEI-Zyfer	26.3	21.1
Less intersegment revenues	(2.8)	(4.7)
	100.0	100.0
Cost of revenues	60.8	100.1
Gross margin	39.2	(0.1)
Selling and administrative expenses	18.6	24.3
Research and development expenses	4.1	13.5
Operating income (loss)	16.5	(37.9)
Other expense, net	(0.1)	(0.1)
Provision for income taxes	0.1	0.0
Net income (loss)	16.5%	(38.0)%

Revenues

	Three months ended July 31,
	(in thousands)
Segment	2023	2022	Change
FEI-NY	$9,490	$6,854	$2,636	38.5%
FEI-Zyfer	3,267	1,732	1,535	88.6
Intersegment revenues	(349)	(382)	33	(8.6)
	$12,408	$8,204	$4,204	51.2%

For the three months ended July 31, 2023, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 39% of consolidated revenues compared to approximately 42% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 55% of consolidated revenues for the three months ended July, 31, 2023 compared to approximately 50% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended July 31, 2023 accounted for approximately 5% of consolidated revenue compared to 8% in the same period of the prior fiscal year. The increase in revenue for the three months ended July 31, 2023 was in both segments and primarily related to government non-space programs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three Months ended July 31,
	(in thousands)
	2023	2022	Change
	$4,868	$(5)	$4,873
GM Rate	39.2%	(0.1)%

For the three months ended July 31, 2023, gross margin and GM Rate increased compared to the same period in the prior fiscal year. The gross margin dollars increased as a direct result of the increase in revenue. The GM Rate increased significantly due to two primary factors. First, many of the technical challenges faced in the early part of last fiscal year have been resolved and, as a result, the related programs are now moving forward. Second, during the three months ended July 31, 2023, there were one-time contractual and other adjustments that also benefited the GM Rate by approximately 8%.

Selling, General, and Administrative Expenses

Three Months ended July 31,
(in thousands)
2023	2022	Change
$2,302	$1,992	$310	15.6%

For the three months ended July 31, 2023 and 2022, selling, general, and administrative (“SG&A”) expenses were approximately 19% and 24%, respectively, of consolidated revenues. The percentage of consolidated revenue decreased 5% due to an increase in sales for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. The increase in SG&A expenses for the three months ended July 31, 2023 as compared to the prior year period was largely due to an increase in payroll and associated costs.

Research and Development Expenses

Three Months ended July 31,
(in thousands)
2023	2022	Change
$506	$1,110	$(604)	(54.4)%

R&D expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The decrease in R&D expenditures for the three months ended July 31, 2023, was primarily due to a shift of employees to production orders in order to meet schedule. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

Operating Income (Loss)

Three Months ended July 31,
(in thousands)
2023	2022	Change
$2,060	$(3,107)	$5,167

For the three months ended July 31, 2023, operating income increased due to a combination of increased revenue and gross margin, and the effects of certain cost cutting measures instituted by management beginning in fiscal year 2023.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense), net

	Three Months ended July 31,
	(in thousands)
	2023	2022	Change
Investment income	$20	$36	$(16)	(44.4)%
Interest expense	(31)	(45)	14	(31.1)%
	$(11)	$(9)	$(2)	22.2%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees.

Income Tax Provision

Three Months ended July 31,
(in thousands)
2023	2022	Change
$7	$1	$6

	Three Months ended July 31,
	2023	2022
Effective tax rate on pre-tax book loss:	0.3%	0%

The estimated annual effective tax rate for the fiscal year ending April 30, 2024 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended July 31, 2023, the Company recorded an income tax provision of $6,894 primarily related to state income taxes and discrete income tax provision related to an accrual of interest for unrecognized tax benefits. For the three months ended July 31, 2022, the Company recorded an income tax provision of $1,000.

The effective tax rate for the three months ended July 31, 2023 was an income tax provision of 0.3% on pretax income of $2.0 million compared to an income tax provision of (0.0)% on pretax loss of $3.1 million in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $23.4 million at July 31, 2023 and $21.0 million at April 30, 2023. Included in working capital at July 31, 2023 and April 30, 2023 was $9.1 million and $12.0 million, respectively, of cash and cash equivalents. The Company’s current ratio was 1.9 to 1 at July 31, 2023 compared to 1.8 to 1 as of April 30, 2023.

Net cash used in operating activities for the three months ended July 31, 2023 and 2022 was approximately $2.8 million and $3.6 million, respectively. The increase in operating cash flow in the first three months of fiscal 2024 was mainly due to operating income, offset by an increase in inventory, accounts receivable, and contract assets. For the three months ended July 31, 2023 and 2022, the Company incurred approximately $1.5 million and $816,000, respectively, of non-cash operating expenses including amortization of ROU assets, loss provision accrual, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2023 and 2022 was approximately $187,000 and $741,000, respectively. During the three months ended July 31, 2023, no marketable securities were sold or redeemed compared to $1.0 million for the same period of fiscal year 2023. During the three months ended July 31, 2023 no marketable securities were purchased compared to $1.3 million for the same period of fiscal year 2023. The Company acquired property, plant, and equipment in the amount of approximately $187,000 and $465,000 for the three months ended July 31, 2023 and 2022, respectively.

There was no financing activities for the three months ended July 31, 2023 or the three months ended July 31, 2022.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of July 31, 2023, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization, the majority of which have since been reissued. For the three months ended July 31, 2023 and 2022 there were no repurchases of shares.

The Company will continue to expend resources for R&D to develop, improve and acquire products for space applications, guidance and targeting systems, and communication systems that management believes will result in future growth and profitability. The Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities. The Company expects internally generated cash will be adequate to fund these R&D efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

As of July 31, 2023, the Company’s consolidated funded backlog was approximately $52 million compared to $57 million at April 30, 2023, the end of fiscal year 2023. Approximately 79% of this backlog is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least September 14, 2024 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2023 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           FREQUENCY ELECTRONICS, INC.

Dated: September 14, 2023

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)