Form 10-Q
period 2023-10-31
FREQUENCY ELECTRONICS INC
filed 2023-12-15
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 11, 2023 – 9,415,417

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	October 31,	April 30,
	2023	2023
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$8,708	$12,049
Accounts receivable, net of allowance for doubtful accounts of $111 at October 31, 2023 and April 30, 2023	3,781	4,622
Contract assets	12,474	10,009
Inventories	23,071	20,526
Prepaid income taxes	30	30
Prepaid expenses and other	1,639	1,071
Total current assets	49,703	48,307
Property, plant, and equipment, net	6,436	7,093
Goodwill	617	617
Cash surrender value of life insurance	10,404	10,220
Other assets	876	877
Right-of-use assets – operating leases	6,693	7,382
Total assets	$74,729	$74,496

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,245	$1,464
Accrued liabilities	4,049	3,934
Loss provision accrual	1,481	1,544
Operating lease liability - current portion	1,769	1,753
Contract liabilities	16,435	18,586
Total current liabilities	24,979	27,281
Deferred compensation	8,229	8,314
Deferred taxes	8	8
Operating lease liability – non-current portion	5,126	5,883
Other liabilities	131	124
Total liabilities	38,473	41,610

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,404 shares issued and 9,403 shares outstanding at October 31, 2023; 9,374 shares issued and 9,373 shares outstanding at April 30, 2023	9,405	9,374
Additional paid-in capital	49,636	49,136
Accumulated deficit	(22,782)	(25,621)
Common stock reacquired and held in treasury - at cost (1 share at October 31, 2023 and April 30, 2023)	(3)	(3)
Accumulated other comprehensive income	-	-
Total stockholders’ equity	36,256	32,886
Total liabilities and stockholders’ equity	$74,729	$74,496

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations
Revenues	$13,575	$8,949	$25,984	$17,153
Cost of revenues	9,245	8,599	16,786	16,808
Gross margin	4,330	350	9,198	345
Selling and administrative expenses	2,552	2,034	4,853	4,026
Research and development expenses	840	599	1,347	1,709
Operating income (loss)	938	(2,283)	2,998	(5,390)

Other income (expense):
Investment (expense) income	(106)	(12)	(86)	24
Interest expense	(29)	(18)	(60)	(63)
Income (loss) before provision for income taxes	803	(2,313)	2,852	(5,429)
Provision for income taxes	6	1	13	2
Net income (loss)	$797	$(2,314)	$2,839	$(5,431)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.08	$(0.25)	$0.30	$(0.58)

Weighted average shares outstanding:
Basic and diluted	9,399	9,326	9,392	9,317

Condensed Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$797	$(2,314)	$2,839	$(5,431)

Unrealized loss on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	-	(581)	-	(552)
Reclassification adjustment for realized gains included in net income (loss), net of tax	-	16	-	1
Total unrealized loss on marketable securities, net of tax	-	(565)	-	(551)

Comprehensive income (loss)	$797	$(2,879)	$2,839	$(5,982)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,839	$(5,431)
Non-cash charges to earnings	2,191	1,209
Net changes in operating assets and liabilities	(8,011)	3,756
Net cash used in operating activities	(2,981)	(466)

Cash flows from investing activities:
Proceeds on redemption of marketable securities	-	1,137
Purchase of marketable securities	-	(1,383)
Purchase of property, plant, and equipment, and other assets	(360)	(729)
Net cash used in investing activities	(360)	(975)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(3,341)	(1,441)

Cash and cash equivalents at beginning of period	12,049	11,561

Cash and cash equivalents at end of period	$8,708	$10,120

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60	$36
Income taxes	$9	-

Cash refunded during the period for:
Income taxes	$-	$176

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2023 and 2022

(In thousands, except share data)

(Unaudited

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169
Contribution of stock to 401(k) plan	12,885	13	75	-	-	-	-	88
Stock-based compensation expense	750	1	201	-	-	-	-	202
Net income	-	-	-	797	-	-	-	797
Balance at October 31, 2023	9,404,424	$9,405	$49,636	$(22,782)	741	$(3)	$-	$36,256

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105	-	-	-	-	122
Stock-based compensation expense	-	-	(25)	-	-	-	-	(25)
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Net loss	-	-	-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682
Contribution of stock to 401(k) plan	18,632	18	89	-	-	-	-	107
Stock-based compensation expense	750	1	28	-	-	-	-	29
Other comprehensive loss, net of tax	-	-	-		-	-	(565)	(565)
Net loss	-	-	-	(2,314)	-	-	-	(2,314)
Balance at October 31, 2022	9,334,268	$9,334	$58,153	$(25,551)	1,375	$(6)	$(991)	$40,939

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of October 31, 2023 and the results of its operations, changes in stockholders’ equity for the three and six months ended October 31, 2023 and 2022, and cash flows for the six months ended October 31, 2023 and 2022. The April 30, 2023 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed on July 27, 2023 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted income (loss) per share (“EPS”) for the three and six months ended October 31, 2023 and 2022, respectively, were as follows:

	Periods ended October 31,
	Three months		Six months
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	9,399,052	9,326,347	9,391,714	9,317,143
Effect of dilutive securities	**	**	**	**
Diluted EPS shares outstanding	9,399,052	9,326,347	9,391,714	9,317,143

** For the three and six months ended October 31, 2023 and 2022, dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three and six months ended October 31, 2023 was 97,000 shares. The exercisable shares excluded for the three and six months ended October 31, 2022 was 243,625 shares.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – CONTRACT (LIABILITIES) ASSETS

At October 31, 2023 and April 30, 2023, contract assets and contract liabilities, consisted of the following (in thousands):

	October 31, 2023	April 30, 2023

Contract assets	$12,474	$10,009
Contract liabilities	(16,435)	(18,586)

Contract assets represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates, and contract liabilities represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for over time using the percentage-of-completion (“POC”) method. Fluctuations of contract assets and contract liabilities are due to the timing of funding, amounts billed and revenue recorded. Contract assets increased $2.5 million during the six months ended October 31, 2023, primarily due to revenue recognized during the six months ended October 31, 2023 for which we have not yet billed our customers. Contract liabilities decreased $2.2 million during the six months ended October 31, 2023, primarily due to revenue recognized on these performance obligations. During the three and six months ended October 31, 2023, we recognized $4.4 million and $8.1 million, respectively, of our contract liabilities at April 30, 2023 as revenue. During the three and six months ended October 31, 2022, we recognized $1.9 million and $4.4 million, respectively, of our contract liabilities at April 30, 2022 as revenue. During the three and six months ended October 31, 2023, revenue recognized under POC contracts was approximately $12.3 million and $24.0 million, respectively. During the three and six months ended October 31, 2022, revenue recognized under POC contracts was approximately $8.7 million and $16.6 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses, recorded in cost of revenue, for the three and six months ended October 31, 2023 were approximately $1.4 million and $1.5 million, respectively. Total contract losses, recorded in cost of revenue, for the three and six months ended October 31, 2022 were approximately $0.7 million and $2.0 million, respectively.

NOTE D – EMPLOYEE BENEFIT PLANS

During the three and six months ended October 31, 2023, the Company made contributions of 12,885 and 29,898 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2023, was approximately $109,000 and $217,000, respectively. Payments made related to deferred compensation, inclusive of approximately $29,000 and $60,000, respectively, of interest expense, were approximately $175,000 and $361,000 for the same periods. Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2022, was approximately $109,000 and $218,000, respectively. Payments made related to deferred compensation, inclusive of approximately $18,000 and $36,000, respectively, of interest expense were approximately $159,000 and $320,000 for the same periods.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	October 31, 2023	April 30, 2023
Raw materials and component parts	$14,193	$12,460
Work in progress	8,336	7,547
Finished goods	542	519
	$23,071	$20,526

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

New York lease. In February 2019, the Company entered into an agreement to lease a building to be used as a corporate headquarters office and manufacturing facility in Mitchell Field, NY (“New York lease”). The New York lease expires September 30, 2029 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the Right-of-Use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of October 31, 2023, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

California lease. In October 2017, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Garden Grove, CA (“California lease”). The California lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of October 31, 2023, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

New Jersey lease. In February 2022, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Northvale, NJ (“New Jersey lease”). The New Jersey lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of October 31, 2023, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheets.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	Classification	October 31, 2023	April 30, 2023
Assets
Operating lease ROU assets	ROU assets - operating leases	$6,693	$7,382

Liabilities
Operating lease liabilities (short-term)	Operating lease liability - current portion	1,769	1,753
Operating lease liabilities (long-term)	Operating lease liability - non-current portion	5,126	5,883
Total lease liabilities		$6,895	$7,636

Total operating lease expense was $466,000 and $921,000 for the three and six months ended October 31, 2023, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $481,000 and $962,000 for the three and six months ended October 31, 2022, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of October 31, 2023:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2024	$815
2025	1,844
2026	1,328
2027	937
2028	1,262
Thereafter	1,976
Total lease payments	8,162
Less imputed interest	(1,267)
Present value of future lease payments	6,895
Less current obligations under leases	(1,769)
Long-term lease obligations	5,126

As of October 31, 2023 and 2022, the weighted-average remaining lease term for all operating leases was 5.27 years and 5.97 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of October 31, 2023 and 2022, was 6.28% and 6.19%, respectively.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Three months		Six months
	2023	2022	2023	2022
Revenues:
FEI-NY	$9,271	$7,680	$18,762	$14,534
FEI-Zyfer	4,756	1,561	8,023	3,292
less intersegment revenues	(452)	(292)	(801)	(673)
Consolidated revenues	$13,575	$8,949	$25,984	$17,153

Operating income (loss):
FEI-NY	$(231)	$(1,389)	$1,249	$(3,978)
FEI-Zyfer	1,484	(792)	2,163	(1,230)
less intersegment profit	(79)	-	(140)	-
Corporate	(236)	(102)	(274)	(182)
Consolidated operating income (loss)	$938	$(2,283)	$2,998	$(5,390)

	October 31, 2023	April 30, 2023
Identifiable assets:
FEI-NY	$37,315	$39,005
FEI-Zyfer	13,369	10,699
less intersegment balances	(198)	(58)
Corporate	24,243	24,850
Consolidated identifiable assets	$74,729	$74,496

Total revenue recognized over time as POC and Passage of Title (“POT”) was approximately $12.3 million and $1.3 million, respectively, of the $13.6 million reported for the three months ended October 31, 2023. Total revenue recognized over time as POC and POT was approximately $24.0 million and $2.0 million, respectively, of the $26.0 million reported for the six months ended October 31, 2023. Total revenue recognized over time as POC and POT was approximately $8.7 million and $0.3 million, respectively, of the $9.0 million reported for the three months ended October 31, 2022. Total revenue recognized over time as POC and POT was approximately $16.6 million and $0.5 million, respectively, of the $17.2 million reported for the six months ended October 31, 2022. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended October 31,
	2023			2022
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$7,894	$1,377	$9,271	$7,173	$507	$7,680
FEI-Zyfer	4,402	354	4,756	1,481	80	1,561
Intersegment	-	(452)	(452)	-	(292)	(292)
Revenues	$12,296	$1,279	$13,575	$8,654	$295	$8,949

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended October 31,
	2023			2022
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$16,569	$2,193	$18,762	$13,451	$1,083	$14,534
FEI-Zyfer	7,449	574	8,023	3,156	136	3,292
Intersegment	-	(801)	(801)	-	(673)	(673)
Revenues	$24,018	$1,966	$25,984	$16,607	$546	$17,153

	Periods ended October 31,
	Three months		Six months
	2023	2022	2023	2022
Revenues by product line:
Satellite revenue	$4,664	$4,333	$9,522	$7,808
Government non-space revenue	8,201	3,918	15,080	7,983
Other commercial & industrial revenue	710	698	1,382	1,362
Consolidated revenues	$13,575	$8,949	$25,984	$17,153

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three and six months ended October 31, 2023, the Company did not acquire any product from Morion. During the three and six months ended October 31, 2022, the Company acquired product from Morion in the aggregate amount of approximately $31,000 for both periods.

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects the new standard to have an immaterial effect on its consolidated financial statements when adopted in fiscal year 2025.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE J – CREDIT FACILITY

As of October 31, 2023, the Company neither had any borrowings nor any borrowing capacity pursuant to a credit facility. As of April 30, 2023, the Company retired its advisory credit arrangement with UBS Bank USA. Prior to retiring the advisory credit arrangement, no borrowings were made during fiscal 2023.

NOTE K – DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2023, and April 30, 2023, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this quarterly report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, including the U.S government, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Form 10-K”) include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and six months ended October 31, 2023.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and six months ended October 31, 2023 and 2022, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Six months
	Periods ended October 31,
	2023	2022	2023	2022
Revenues
FEI-NY	68.3%	85.8%	72.2%	84.7%
FEI-Zyfer	35.0	17.4	30.9	19.2
Less intersegment revenues	(3.3)	(3.2)	(3.1)	(3.9)
	100.0	100.0	100.0	100.0
Cost of revenues	68.1	96.1	64.6	98.0
Gross margin	31.9	3.9	35.4	2.0
Selling and administrative expenses	18.8	22.7	18.7	23.4
Research and development expenses	6.2	6.7	5.2	10.0
Operating income (loss)	6.9	(25.5)	11.5	(31.4)
Other loss, net	(1.0)	(0.4)	(0.7)	(0.3)
Provision for income taxes	-	-	0.1	-
Net income (loss)	5.9%	(25.9)%	10.9%	(31.7)%

Revenues

	Three months				Six months
	Periods ended October 31,
	(in thousands)
Segment	2023	2022	Change		2023	2022	Change
FEI-NY	$9,271	$7,680	$1,591	20.7%	$18,762	$14,534	$4,228	29.1%
FEI-Zyfer	4,756	1,561	3,195	204.7	8,023	3,292	4,731	143.7
Intersegment revenues	(452)	(292)	(160)	54.8	(801)	(673)	(128)	19.0
	$13,575	$8,949	$4,626	51.7%	$25,984	$17,153	$8,831	51.5%

For the three months ended October 31, 2023, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 34% of consolidated revenues compared to approximately 48% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 60% of consolidated revenues for the three months ended October, 31, 2023 compared to approximately 44% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended October 31, 2023 accounted for approximately 5% of consolidated revenue compared to 8% in the same period of the prior fiscal year. The significant increase in revenue for this quarter, compared to the same quarter in the previous fiscal year, was in both segments and primarily related to contract awards coming in, resolution of technical problems from the previous fiscal year, and improvements made by management.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the six months ended October 31, 2023, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 37% of consolidated revenues compared to approximately 46% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the POC method. Revenunes from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 58% of consolidated revenues for the six months ended October, 31, 2023 compared to approximately 47% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the six months ended October 31, 2023 accounted for approximately 5% of consolidated revenue compared to 8% in the same period of the prior fiscal year. The significant increase in revenue for this period, compared to the same period in the previous fiscal year, was in both segments and primarily related to contract awards coming in, resolution of technical problems from the previous fiscal year, and improvements made by management.

Gross Margin

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2023	2022	Change		2023	2022	Change
	$4,330	$350	$3,980	1,137.1%	$9,198	$345	$8,853	2,566.1%
Gross margin rate	31.9%	3.9%			35.4%	2.0%

For the three and six months ended October 31, 2023, gross margin (“GM”) and GM Rate increased compared to the same period in the prior fiscal year. The gross margin dollars increased as a direct result of the increase in revenue. The GM Rate increased significantly due to the fact that many of the technical challenges faced in the prior fiscal year have been resolved and, as a result, the related programs are now moving forward and running more efficiently. Previous programs that sustained lower margins due to technical issues are near completion, or have been completed.

Selling, General, and Administrative Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$2,552	$2,034	$518	25.5%	$4,853	$4,026	$827	20.6%

For the three months ended October 31, 2023 and 2022, selling, general, and administrative (“SG&A”) expenses were approximately 19% and 23%, respectively, of consolidated revenues. The percentage of consolidated revenue decreased 4% due to an increase in sales for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. The increase in SG&A expenses for the three months ended October 31, 2023 as compared to the prior year period was largely due to an increase in professional fees and payroll and associated costs.

For the six months ended October 31, 2023 and 2022 SG&A expenses were approximately 19% and 23%, respectively, of consolidated revenues. The percentage of consolidated revenue decreased 5% due to an increase in sales for the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. The increase in SG&A expenses for the six months ended October 31, 2023 as compared to the prior year period was largely due to an increase in professional fees and payroll and associated costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Research and Development Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$840	$599	$241	40.2%	$1,347	$1,709	$(362)	(21.2)%

R&D expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The change in R&D expenditures for the three and six months ended October 31, 2023, was primarily due to a shift of employees between production and development depending upon availability, scheduling and necessity. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

Operating Income (Loss)

Three months				Six months
Periods ended October 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$938	$(2,283)	$3,221	141.1%	$2,998	$(5,390)	$8,388	155.6%

For the three and six months ended October 31, 2023, operating income increased due to a combination of increased revenue and gross margin, and the effects of certain cost cutting measures instituted by management that began in fiscal year 2023.

Other Income (Expense), net

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2023	2022	Change		2023	2022	Change
Investment (expense) income	$(106)	$(12)	$(94)	783.3%	$(86)	$24	$(110)	(458.3%)%
Interest expense	(29)	(18)	(11)	61.1%	(60)	(63)	3	(4.8%)%
	$(135)	$(30)	$(105)	350.0%	$(146)	$(39)	$(107)	274.4%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Provision for Income Tax

Three months				Six months
Periods ended October 31,
(in thousands)
2023	2022	Change		2023	2022	Change
$6	$1	$5	500.0%	$13	$2	$11	550.0%

	Three months		Six months
	Periods ended October 31,
	2023	2022	2023	2022
Effective tax rate on pre-tax book income (loss):	0.7%	0.0%	0.5%	0.0%

The estimated annual effective tax rate for the fiscal year ending April 30, 2024 is 0%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended October 31, 2023, the Company recorded an income tax provision of $6,000 primarily related to state income taxes and discrete income tax provision related to an accrual of interest for unrecognized tax benefits. For the three months ended October 31, 2022, the Company recorded an income tax provision of $1,000.

For the six months ended October 31, 2023, the Company recorded an income tax provision of $13,000 primarily related to state income taxes and discrete income tax provision related to an accrual of interest for unrecognized tax benefits. For the six months ended October 31, 2022, the Company recorded an income tax provision of $2,000.

The effective tax rate for the three months ended October 31, 2023 was an income tax provision of 0.7% on pretax income of $0.8 million compared to an income tax provision of 0.0% on pretax loss of $2.3 million in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the six months ended October 31, 2023 was an income tax provision of 0.5% on pretax income of $2.9 million compared to an income tax provision of 0.0% on pretax loss of $5.4 million in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $24.7 million at October 31, 2023 and $21.0 million at April 30, 2023. Included in working capital at October 31, 2023 and April 30, 2023 was $8.7 million and $12.0 million, respectively, of cash and cash equivalents. The Company’s current ratio was 2.0 to 1 at October 31, 2023 compared to 1.8 to 1 as of April 30, 2023.

Net cash used in operating activities for the six months ended October 31, 2023 and 2022 was approximately $2.9 million and $0.5 million, respectively. The increase in net cash used in operating activities in the first six months of fiscal 2024 as compared to the prior fiscal year period was mainly due to operating income, offset by an increase in inventory and a decrease in contract liabilities. For the six months ended October 31, 2023 and 2022, the Company incurred approximately $2.2 million and $1.2 million, respectively, of non-cash operating expenses including amortization of ROU assets, loss provision accrual, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash used in investing activities for the six months ended October 31, 2023 and 2022 was approximately $360,000 and $975,000, respectively. During the six months ended October 31, 2023, no marketable securities were sold or redeemed compared to $1.1 million for the same period of fiscal year 2023. During the six months ended October 31, 2023, no marketable securities were purchased compared to $1.4 million for the same period of fiscal year 2023. The Company acquired property, plant, and equipment in the amount of approximately $360,000 and $729,000 for the six month periods ended October 31, 2023 and 2022, respectively.

There were no financing activities for the six months ended October 31, 2023 or the six months ended October 31, 2022.

The Company has been authorized by its Board of Directors to repurchase up to $5 million worth of shares of its common stock when appropriate opportunities arise. As of October 31, 2023, the Company has repurchased approximately $4 million of its common stock out of the $5 million authorization, the majority of which has since been reissued. For the six months ended October 31, 2023 and 2022, there were no repurchases of shares.

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

As of October 31, 2023, the Company’s consolidated funded backlog was approximately $50 million compared to $57 million at April 30, 2023, the end of fiscal year 2023. Approximately 75% of this backlog is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least December 15, 2024 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2023, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2023 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           FREQUENCY ELECTRONICS, INC.

Dated: December 15, 2023

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)