Form 10-Q
period 2024-01-31
FREQUENCY ELECTRONICS INC
filed 2024-03-18
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of March 18, 2024 – 9,487,342

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	January 31,	April 30,
	2024	2023
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$11,663	$12,049
Accounts receivable, net of allowance for doubtful accounts of $111 at January 31, 2024 and April 30, 2023	5,410	4,622
Contract assets	10,572	10,009
Inventories	23,159	20,526
Prepaid income taxes	24	30
Prepaid expenses and other	1,252	1,071
Total current assets	52,080	48,307
Property, plant, and equipment, net	6,232	7,093
Goodwill	617	617
Cash surrender value of life insurance	10,676	10,220
Other assets	875	877
Right-of-use assets – operating leases	6,323	7,382
Restricted cash	941	-
Total assets	$77,744	$74,496

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,723	$1,464
Accrued liabilities	4,528	3,934
Loss provision accrual	1,620	1,544
Operating lease liability - current portion	1,783	1,753
Contract liabilities	18,370	18,586
Total current liabilities	28,024	27,281
Deferred compensation	8,190	8,314
Deferred taxes	8	8
Operating lease liability – non-current portion	4,716	5,883
Other liabilities	133	124
Total liabilities	41,071	41,610

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,486 shares issued and 9,485 shares outstanding at January 31, 2024; 9,374 shares issued and 9,373 shares outstanding at April 30, 2023	9,487	9,374
Additional paid-in capital	49,841	49,136
Accumulated deficit	(22,652)	(25,621)
Common stock reacquired and held in treasury - at cost (1 share at January 31, 2024 and April 30, 2023)	(3)	(3)
Total stockholders’ equity	36,673	32,886
Total liabilities and stockholders’ equity	$77,744	$74,496

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations
Revenues	$13,714	$10,620	$39,698	$27,773
Cost of revenues	10,610	7,155	27,396	23,963
Gross margin	3,104	3,465	12,302	3,810
Selling and administrative expenses	2,619	2,357	7,473	6,383
Research and development expenses	958	783	2,304	2,492
Operating (loss) income	(473)	325	2,525	(5,065)

Other income (expense):
Investment income (expense), net	636	(625)	549	(600)
Interest expense	(27)	(18)	(86)	(81)
Other income, net	-	5	-	5
Income (loss) before provision for income taxes	136	(313)	2,988	(5,741)
Provision for income taxes	6	3	19	6
Net income (loss)	$130	$(316)	$2,969	$(5,747)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.01	$(0.03)	$0.32	$(0.62)

Weighted average shares outstanding:
Basic and diluted	9,440	9,349	9,408	9,328

Condensed Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$130	$(316)	$2,969	$(5,747)

Unrealized gain (loss) on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	-	388	-	(179)
Reclassification adjustment for realized gains included in net income (loss), net of tax	-	603	-	619
Total unrealized gain on marketable securities, net of tax	-	991	-	440

Comprehensive income (loss)	$130	$675	$2,969	$(5,307)

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,969	$(5,747)
Non-cash charges to earnings	3,081	2,667
Net changes in operating assets and liabilities	(4,824)	5,028
Net cash provided by operating activities	1,226	1,948

Cash flows from investing activities:
Proceeds on redemption of marketable securities	-	10,967
Purchase of marketable securities	-	(1,382)
Purchase of property, plant, and equipment, and other assets	(671)	(886)
Net cash (used in) provided by investing activities	(671)	8,699

Cash flows from financing activities:
Payment of dividend	-	(9,354)
Net cash used in financing activities	-	(9,354)

Net increase in cash and cash equivalents and restricted cash	555	1,293

Cash and cash equivalents and restricted cash at beginning of period	12,049	11,561

Cash and cash equivalents and restricted cash at end of period	$12,604	$12,854

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88	$54
Income taxes	$13	-

Cash refunded during the period for:
Income taxes	$-	$176

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended January 31, 2024

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169
Contribution of stock to 401(k) plan	12,885	13	75	-	-	-	-	88
Stock-based compensation expense	750	1	201	-	-	-	-	202
Net income	-	-	-	797	-	-	-	797
Balance at October 31, 2023	9,404,424	$9,405	$49,636	$(22,782)	741	$(3)	$-	$36,256
Contribution of stock to 401(k) plan	5,364	5	55	-	-	-	-	60
Stock-based compensation expense	77,272	77	150	-	-	-	-	227
Other comprehensive income, net of tax								-
Dividends paid								-
Net income	-	-	-	130	-	-	-	130
Balance at January 31, 2024	9,487,060	$9,487	$49,841	$(22,652)	741	$(3)	$-	$36,673

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended January 31, 2023

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	16,708	17	105	-	-	-	-	122
Stock-based compensation expense	-	-	(25)	-	-	-	-	(25)
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Net loss	-	-	-	(3,117)	-	-	-	(3,117)
Balance at July 31, 2022	9,314,886	$9,315	$58,036	$(23,237)	1,375	$(6)	$(426)	$43,682
Contribution of stock to 401(k) plan	18,632	18	89	-	-	-	-	107
Stock-based compensation expense	750	1	28	-	-	-	-	29
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	-	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(565)	(565)
Net loss	-	-	-	(2,314)	-	-	-	(2,314)
Balance at October 31, 2022	9,334,268	$9,334	$58,153	$(25,551)	1,375	$(6)	$(991)	$40,939
Contribution of stock to 401(k) plan	7,597	8	46	-	-	-	-	54
Stock-based compensation expense	12,076	12	48	-	-	-	-	60
Other comprehensive income, net of tax	-	-	-	-	-	-	991	991
Dividends paid	-	-	(9,354)	-	-	-	-	(9,354)
Net loss	-	-	-	(316)	-	-	-	(316)
Balance at January 31, 2023	9,353,941	$9,354	$48,893	$(25,867)	1,375	$(6)	$-	$32,374

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of January 31, 2024 and the results of its operations, changes in stockholders’ equity for the three and nine months ended January 31, 2024 and 2023, and cash flows for the nine months ended January 31, 2024 and 2023. The April 30, 2023 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS (LOSS) PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted income (loss) per share (“EPS”) for the three and nine months ended January 31, 2024 and 2023, respectively, were as follows:

	Periods ended January 31,
	Three months		Nine months
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,439,939	9,349,198	9,407,789	9,327,828
Effect of Dilutive Securities	**	**	**	**
Diluted EPS Shares outstanding	9,439,939	9,349,198	9,407,789	9,327,828

** For the three and nine months ended January 31, 2024 and 2023, dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three and nine months ended January 31, 2024 were 86,000 shares. The exercisable shares excluded for the three and nine months ended January 31, 2023 were 243,625 shares.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – CONTRACT (LIABILITIES) ASSETS

At January 31, 2024 and April 30, 2023, contract assets and contract liabilities, consisted of the following (in thousands):

	January 31, 2024	April 30, 2023

Contract Assets	$10,572	$10,009
Contract Liabilities	(18,370)	(18,586)

Contract assets represent revenue recognized on long-term contracts that have not been billed at the balance sheet dates, and contract liabilities represent a liability for amounts billed in excess of the revenue recognized. Amounts are billed to customers pursuant to contract terms. In general, the recorded amounts will be billed and collected or revenue recognized within twelve months of the balance sheet dates. Revenue on these long-term contracts are accounted for over time using the percentage-of-completion (“POC”) method. Fluctuations of contract assets and contract liabilities are due to the timing of funding, amounts billed and revenue recorded. Contract assets increased $0.6 million during the nine months ended January 31, 2024, primarily due to revenue recognized during the nine months ended January 31, 2024 for which we have not yet billed our customers. Contract liabilities decreased $0.2 million during the nine months ended January 31, 2024, primarily due to revenue recognized on these performance obligations. During the three and nine months ended January 31, 2024, we recognized $8.6 million and $12.3 million, respectively, of our contract liabilities at April 30, 2023 as revenue. During the three and nine months ended January 31, 2023, we recognized $3.6 million and $6.1 million, respectively, of our contract liabilities at April 30, 2022 as revenue. During the three and nine months ended January 31, 2024, revenue recognized under POC contracts was approximately $12.9 million and $37.0 million, respectively. During the three and nine months ended January 31, 2023, revenue recognized under POC contracts was approximately $10.2 million and $26.8 million, respectively. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses, recorded in cost of revenues, for the three and nine months ended January 31, 2024 were approximately $0.6 million and $2.1 million, respectively. Contract losses of approximately $0.5 million, offset by a loss reduction of approximately $1.0 million, mostly related to additional funding, were recorded for the three months ended January 31, 2023. Contract losses of approximately $1.5 million were recorded for the nine months ended January 31, 2023.

NOTE D – EMPLOYEE BENEFIT PLANS

During the three and nine months ended January 31, 2024, the Company made contributions of 5,364 and 35,262 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three and nine months ended January 31, 2023, the Company made contributions of 7,597 and 42,937 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three and nine months ended January 31, 2024, was approximately $109,000 and $325,000, respectively. Payments made related to deferred compensation, inclusive of approximately $28,000 and $88,000, respectively, of interest expense, were approximately $175,000 and $536,000 for the same periods. Deferred compensation expense charged to selling and administrative expenses during the three and nine months ended January 31, 2023, was approximately $110,000 and $329,000, respectively. Payments made related to deferred compensation, inclusive of approximately $18,000 and $54,000, respectively, of interest expense were approximately $159,000 and $479,000 for the same periods.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	January 31, 2024	April 30, 2023
Raw materials and component parts	$14,514	$12,460
Work in progress	8,061	7,547
Finished goods	584	519
	$23,159	$20,526

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

New York lease. In February 2019, the Company entered into an agreement to lease a building to be used as a corporate headquarters office and manufacturing facility in Mitchell Field, NY (“New York lease”). The New York lease expires September 30, 2029 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the Right-of-Use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of January 31, 2024, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

California lease. In October 2017, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Garden Grove, CA (“California lease”). The California lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of January 31, 2024, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

New Jersey lease. In February 2022, the Company entered into an agreement to lease a building to be used as an office and manufacturing facility in Northvale, NJ (“New Jersey lease”). The New Jersey lease expires January 31, 2025 and contains renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. As of January 31, 2024, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of 12 months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheets.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	Classification	January 31, 2024	April 30, 2023
Assets
Operating lease ROU assets	ROU assets - operating leases	$6,323	$7,382

Liabilities
Operating lease liabilities (short-term)	Operating lease liability - current portion	1,783	1,753
Operating lease liabilities (long-term)	Operating lease liability - non-current portion	4,716	5,883
Total lease liabilities		$6,499	$7,636

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total operating lease expense was $0.5 million and $1.4 million for the three and nine months ended January 31, 2024, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $0.5 million and $1.4 million for the three and nine months ended January 31, 2023, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of January 31, 2024:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2024	$312
2025	1,844
2026	1,328
2027	937
2028	1,262
Thereafter	1,976
Total lease payments	7,659
Less imputed interest	(1,160)
Present value of future lease payments	6,499
Less current obligations under leases	(1,783)
Long-term lease obligations	$4,716

As of January 31, 2024 and 2023, the weighted-average remaining lease term for all operating leases was 5.12 years and 5.79 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of January 31, 2024 and 2023, was 6.31% and 6.21%, respectively.

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Three months		Nine months
	2024	2023	2024	2023
Revenues:
FEI-NY	$11,610	$8,420	$30,372	$22,954
FEI-Zyfer	3,403	2,480	11,426	5,772
less intersegment revenues	(1,299)	(280)	(2,100)	(953)
Consolidated revenues	$13,714	$10,620	$39,698	$27,773

Operating income (loss):
FEI-NY	$762	$288	$2,012	$(3,690)
FEI-Zyfer	(1,170)	105	993	(1,125)
less intersegment revenues	(23)	-	(164)	-
Corporate	(42)	(68)	(316)	(250)
Consolidated operating (loss) income	$(473)	$325	$2,525	$(5,065)

	January 31, 2024	April 30, 2023
Identifiable assets:
FEI-NY	$36,895	$39,005
FEI-Zyfer	11,143	10,699
less intersegment balances	(222)	(58)
Corporate	29,928	24,850
Consolidated identifiable assets	$77,744	$74,496

Total revenue recognized over time as POC and Passage of Title (“POT”) was approximately $12.9 million and $0.8 million, respectively, of the $13.7 million reported for the three months ended January 31, 2024. Total revenue recognized over time as POC and POT was approximately $37.0 million and $2.7 million, respectively, of the $39.7 million reported for the nine months ended January 31, 2024. Total revenue recognized over time as POC and POT was approximately $10.2 million and $0.4 million, respectively, of the $10.6 million reported for the three months ended January 31, 2023. Total revenue recognized over time as POC and POT was approximately $26.8 million and $1.0 million, respectively, of the $27.8 million reported for the nine months ended January 31, 2023. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended January 31,
	2024			2023
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$9,687	$1,923	$11,610	$7,830	$590	$8,420
FEI-Zyfer	3,260	143	3,403	2,387	93	2,480
Intersegment	-	(1,299)	(1,299)	-	(280)	(280)
Revenue	$12,947	$767	$13,714	$10,217	$403	$10,620

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended January 31,
	2024			2023
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$26,256	$4,116	$30,372	$21,281	$1,673	$22,954
FEI-Zyfer	10,709	717	11,426	5,542	230	5,772
Intersegment	-	(2,100)	(2,100)	-	(953)	(953)
Revenue	$36,965	$2,733	$39,698	$26,823	$950	$27,773

	Periods ended January 31,
	Three months		Nine months
	2024	2023	2024	2023
Revenues by Product Line:
Satellite Revenue	$6,805	$4,990	$16,328	$12,799
Government Non-Space Revenue	5,988	4,978	21,068	12,961
Other Commercial & Industrial Revenue	921	652	2,302	2,013
Consolidated revenues	$13,714	$10,620	$39,698	$27,773

As of January 31, 2024, the Company’s consolidated unsatisfied performance obligations were approximately $67 million compared to $57 million at April 30, 2023, the end of fiscal year 2023.  Approximately 74% of these unsatisfied performance obligations are expected to be realized in the next twelve months. The Company excludes from the unsatisfied performance obligations any contracts or awards for which it has not received authorization to proceed.

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc. (“Morion”), a privately held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion. During the three and nine months ended January 31, 2024, the Company acquired product from Morion in the aggregate amount of approximately $89,000 for both periods. During the three and nine months ended January 31, 2023, the Company acquired product from Morion in the aggregate amount of approximately $55,000 and $86,000, respectively.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis. Morion is a less than wholly owned subsidiary of Gazprombank, a state-owned Russian bank. The U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI. On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated on the SSI list, per Directive 1 under Executive Order 13662. The U.S. Russian Harmful Foreign Activities sanctions regime has since 2021 included a variety of blocking and other sanctions pursuant to Executive Order 14024. On February 24, 2022, Gazprombank was designated per Directive 3 under Executive Order 14024, which imposes restrictions on dealing in new debt or equity of designated entities and their property interests.

Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of the Company’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the Form 10-K for the fiscal year ended April 30, 2022, as amended, the Company impaired its investment in Morion in full. Future sales to, purchases from, and dividend payments from Morion are expected to be limited or non-existent going forward.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE I – RESTRICTED CASH

As of January 31, 2024 restricted cash consisted of approximately $941,000 related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. There was no restricted cash in the prior fiscal year. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	January 31, 2024	April 30, 2023
Cash and cash equivalents	$11,663	$12,049
Restricted cash	941	-
Total cash and cash equivalents and restricted cash	$12,604	$12,049

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to annually disclose categories in the effective tax rate reconciliation and additional information about income taxes paid. The new guidance is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects the new standard to have an immaterial effect on its consolidated financial statements when adopted in fiscal year 2025.

NOTE K – CREDIT FACILITY

As of January 31, 2024, the Company neither had any borrowings nor any borrowing capacity pursuant to a credit facility. As of April 30, 2023, the Company retired its advisory credit arrangement with UBS Bank USA. Prior to retiring the advisory credit arrangement, no borrowings were made during fiscal 2023.

NOTE L – DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of January 31, 2024, and April 30, 2023, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

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

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and nine months ended January 31, 2024.

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

Inventories

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and nine months ended January 31, 2024 and 2023, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Nine months
	Periods ended January 31,
	2024	2023	2024	2023
Revenues
FEI-NY	84.7%	79.3%	76.5%	82.6%
FEI-Zyfer	24.8	23.4	28.8	20.8
Less intersegment revenues	(9.5)	(2.7)	(5.3)	(3.4)
	100.0	100.0	100.0	100.0
Cost of revenues	77.4	67.4	69.0	86.3
Gross margin	22.6	32.6	31.0	13.7
Selling and administrative expenses	19.1	22.2	18.8	23.0
Research and development expenses	7.0	7.4	5.8	9.0
Operating (loss) income	(3.5)	3.0	6.4	(18.3)
Other income (loss), net	4.4	(6.0)	1.2	(2.4)
Provision for income taxes	-	-	-	-
Net income (loss)	0.9%	(3.0)%	7.6%	(20.7)%

Revenues

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
Segment	2024	2023	Change		2024	2023	Change
FEI-NY	$11,610	$8,420	$3,190	37.9%	$30,372	$22,954	$7,418	32.3%
FEI-Zyfer	3,403	2,480	923	37.2	11,426	5,772	5,654	98.0
Intersegment revenues	(1,299)	(280)	(1,019)	363.9	(2,100)	(953)	(1,147)	120.4
	$13,714	$10,620	$3,094	29.1%	$39,698	$27,773	$11,925	42.9%

For the three months ended January 31, 2024, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 50% of consolidated revenues compared to approximately 47% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the percentage-of-completion (“POC”) method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 44% of consolidated revenues for the three months ended January, 31, 2024 compared to approximately 47% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended January 31, 2024 accounted for approximately 7% of consolidated revenue compared to 6% in the same period of the prior fiscal year. The significant increase in revenue for this quarter, compared to the same quarter in the previous fiscal year, was reflected in both segments and primarily related to increases in government space of approximately $1.8 million in sales from space U.S. Government customers and approximately $1.0 million in sales from non-space U.S. government customers.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the nine months ended January 31, 2024, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 41% of consolidated revenues compared to approximately 46% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the POC method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/DOD customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 53% of consolidated revenues for the nine months ended January, 31, 2024 compared to approximately 47% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the nine months ended January 31, 2024 accounted for approximately 6% of consolidated revenue compared to 7% in the same period of the prior fiscal year. The significant increase in revenue for this period, compared to the same period in the previous fiscal year, was reflected in both segments and primarily related to contract awards from prior periods that have moved into production.

Gross Margin

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2024	2023	Change		2024	2023	Change
	$3,104	$3,465	$(361)	(10.4)%	$12,302	$3,810	$8,492	222.9%
Gross margin rate	22.6%	32.6%			31.0%	13.7%

For the three months ended January 31, 2024, gross margin (“GM”) decreased and GM Rate decreased compared to the same period in the prior fiscal year. The GM dollars and the GM Rate decreased due to un-anticipated costs associated with fixed price and customer funded new product development. For the nine months ended January 31, 2024, GM and GM Rate increased compared to the same period in the prior fiscal year. Despite the issue noted above with respect to the new product development costs during the quarter ended January 31, 2024, the increase in GM and GM Rate during the nine months ended January 31, 2024 were due to the fact that many of the technical challenges faced in the prior fiscal year period have been resolved and, as a result, the related programs are now moving forward and running more efficiently. Previous programs that sustained lower margins due to technical issues are near completion, or have been completed.

Selling, General, and Administrative Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$2,619	$2,357	$262	11.1%	$7,473	$6,383	$1,090	17.1%

For the three months ended January 31, 2024 and 2023, selling, general, and administrative (“SG&A”) expenses were approximately 19% and 22%, respectively, of consolidated revenues. The percentage of consolidated revenue decreased 3% due to an increase in sales for the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. Similarly, the absolute increase in SG&A expenses for the three months ended January 31, 2024, as compared to the prior year period, was driven by increased bid/proposal costs associated with the increased sales.

For the nine months ended January 31, 2024 and 2023, SG&A expenses were approximately 19% and 23%, respectively, of consolidated revenues. The percentage of consolidated revenue decreased 4% due to an increase in sales for the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. Similarly, the absolute increase in SG&A expenses for the nine months ended January 31, 2024 as compared to the prior year period was largely due to bid/proposal cost associated with increased sales and an increase in professional fees and payroll associated costs.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Research and Development Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$958	$783	$175	22.3%	$2,304	$2,492	$(188)	(7.5)%

Research and Development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The change in R&D expenditures for the three and nine months ended January 31, 2024, as compared to the prior year quarter, was primarily due to a temporary shift of R&D focus. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

Operating Income (Loss)

Three months				Nine months
Periods ended January 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$(473)	$325	$(798)	(245.5)%	$2,525	$(5,065)	$7,590	149.9%

For the three months ended January 31, 2024, operating income decreased due to the design issue relating to a new product development. For the nine months ended January 31, 2024, operating income increased despite the temporary design issue, due to a combination of increased revenue and GM, and the effects of certain cost cutting measures instituted by management that began in fiscal year 2023.

Other Income (Expense), net

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2024	2023	Change		2024	2023	Change
Investment income (expense) , net	$636	$(625)	$1,261	201.8%	$549	$(600)	$1,149	191.5%
Interest expense	(27)	(18)	(9)	50.0%	(86)	(81)	(5)	6.2%
Other income (expense), net	-	5	(5)	(100.0)%	-	5	(5)	(100.0)%
	$609	$(638)	$1,247	(195)%	$463	$(676)	$1,139	(168)%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.6 million of investment income for the three months ended January 31, 2024 was from the proceeds from a life insurance plan. The increase in investment income for the nine months ended January 31, 2024, likewise reflected the proceeds from this same life insurance plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Provision for Income Tax

Three months				Nine months
Periods ended January 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$6	$3	$3	100.0%	$19	$6	$13	216.7%

	Three months		Nine months
	Periods ended January 31,
	2024	2023	2024	2023
Effective tax rate on pre-tax book income (loss):	4.4%	(1.1)%	0.6%	(0.1)%

The estimated annual effective tax rate for the fiscal year ending April 30, 2024 is 0.4%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets.

For the three months ended January 31, 2024, the Company recorded an income tax provision of $6,000 primarily related to state income taxes and discrete income tax provision related to an accrual of interest for unrecognized tax benefits. For the three months ended January 31, 2023, the Company recorded an income tax provision of $3,000.

For the nine months ended January 31, 2024, the Company recorded an income tax provision of $19,000 primarily related to state income taxes and discrete income tax provision related to an accrual of interest for unrecognized tax benefits. For the nine months ended January 31, 2023, the Company recorded an income tax provision of $6,000.

The effective tax rate for the three months ended January 31, 2024 was an income tax provision of 4.4% on pretax income of $0.1 million compared to an income tax provision of (1.1)% on pretax loss of $0.3 million in the comparable prior fiscal year period. The effective tax rate for the three months ended January 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

The effective tax rate for the nine months ended January 31, 2024 was an income tax provision of 0.6% on pretax income of $3.0 million compared to an income tax provision of (0.1)% on pretax loss of $5.7 million in the comparable prior fiscal year period. The effective tax rate for the nine months ended January 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to domestic losses for which the Company is not recognizing an income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $24.1 million at January 31, 2024 and $21.0 million at April 30, 2023. Included in working capital at January 31, 2024 and April 30, 2023 was $11.7 million and $12.0 million, respectively, of cash and cash equivalents. The Company’s current ratio was 1.9 to 1 at January 31, 2024 compared to 1.8 to 1 as of April 30, 2023.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash provided by operating activities for the nine months ended January 31, 2024 and 2023 was approximately $1.2 million and $1.9 million, respectively. The decrease in net cash provided by operating activities in the first nine months of fiscal 2024 as compared to the prior fiscal year period was mainly due to operating income, offset by an increase in inventories. For the nine months ended January 31, 2024 and 2023, the Company incurred approximately $3.1 million and $2.7 million, respectively, of non-cash operating expenses including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the nine months ended January 31, 2024 was approximately $0.7 million compared to net cash provided by investing activities of approximately $8.7 million for the nine months ended January 31, 2023. During the nine months ended January 31, 2024, no marketable securities were sold or redeemed compared to $11.0 million for the same period of fiscal year 2023. During the nine months ended January 31, 2024, no marketable securities were purchased compared to $1.4 million for the same period of fiscal year 2023. The Company acquired property, plant, and equipment in the amount of approximately $0.7 million and $0.9 million for the nine month periods ended January 31, 2024 and 2023, respectively.

There were no financing activities for the nine months ended January 31, 2024. Net cash used in financing activities for the nine months ended January 31, 2023 was approximately $9.4 million related to a dividend payout.

The Company has been authorized by its Board of Directors to repurchase up to $5.0 million worth of shares of its common stock when appropriate opportunities arise. As of January 31, 2024, the Company has repurchased approximately $4.0 million of its common stock out of the $5 million authorization, the majority of which has since been reissued. For the nine months ended January 31, 2024 and 2023, there were no repurchases of shares.

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

As of January 31, 2024, the Company’s consolidated funded backlog was approximately $67 million compared to $57 million at April 30, 2023, the end of fiscal year 2023. Approximately 74% of this backlog is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least March 18, 2025 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2024, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2024 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

Item 5. Other Information

During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           FREQUENCY ELECTRONICS, INC.

Dated: March 18, 2024

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)