Form 10-K
period 2024-04-30
FREQUENCY ELECTRONICS INC
filed 2024-08-02
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2024

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

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2023 – $34,200,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 24, 2024 – 9,537,284

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Stockholders to be held on or about October 8, 2024.

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

2. FEI-Zyfer – Precision time references for terrestrial secure communications and command and control, and frequency products that incorporate GPS technology are manufactured by the Company’s subsidiary, FEI-Zyfer. FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing applications.

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

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below. The Company’s Chief Executive Officer measures segment performance based on total revenues and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s management views the business. The FEI-NY segment, which includes the parent company, FEI, and operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for FEI’s business. The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) customers and to wireless communications network providers. The FEI-Zyfer segment, which operates out of California, designs and manufactures products which incorporate GPS technologies and high-precision clocks designed and manufactured at FEI. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI on joint product development activities.

During fiscal years 2024 and 2023, approximately 73% and 79%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. In fiscal years 2024 and 2023, sales for the FEI-Zyfer segment were 33% and 24% of consolidated revenues. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and Asia. During fiscal years 2024 and 2023, foreign sales comprised 4% and 3%, respectively, of consolidated revenues. For segment information, see Note 14 to the Consolidated Financial Statements.

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

As indicated above, many of the programs and platforms for which the Company supplies products and systems are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities. It is the belief of management that the future success of the mission of the U.S. military and intelligence community is dependent on successful and timely deployment of these systems. Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed. However, the Company’s experience indicates that programs and/or product sales can be delayed or canceled due to variations associated with periodic U.S. Government appropriations cycles and shifting priorities. If the U.S. Government canceled or delayed, even temporarily, programs and/or purchases involving Company products, the Company’s business could suffer a material adverse effect.

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

Frequency Electronics has a DCAA audited and approved accounting system, which enables the Company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations provisions. In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were three end-use contracts terminated during the fiscal year ended April 30, 2024.

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

BACKLOG

As of April 30, 2024, the Company’s consolidated backlog amounted to approximately $78 million compared to $57 million, at the end of the prior fiscal year. Approximately 70% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2025. As of April 30, 2024, there were no amounts included in backlog under cost-plus or fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company markets its products both directly and through independent sales representative organizations located in the U.S., Europe and Asia. Sales to non-U.S. end-users totaled approximately 4% and 3% of net revenues in fiscal years 2024 and 2023, respectively.

The Company’s products are sold to both commercial and governmental customers. For the years ended April 30, 2024 and 2023, approximately 98% and 95%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2024, Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Company (“Northrop Grumman”), Office of Naval Research and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues.

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

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases. The Company has found its suppliers generally reliable and price-competitive; however, recent quotes for various parts and materials reflect significantly increased delivery schedules and price increases. Where supply chain issues have been encountered, the Company has responded by changing the source of supply or redesigning products and replacing unavailable parts and materials with alternates wherever possible. FEI-NY is dependent on a limited number of suppliers for space qualified parts. If these suppliers were unable to deliver in reasonable time frames, then the prompt qualification of alternate suppliers may not be feasible or cost effective. Consequently, the Company could experience delays in delivery of its end products or costs in excess of what was originally quoted.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellites (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems. During fiscal years 2024 and 2023, the Company expended $3.4 million and $3.1 million of its own funds, respectively, on such R&D activity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. Although funding is obtained from customers, the Company retains the rights to any products developed. During fiscal years 2024 and 2023, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs. For fiscal year 2025, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal year 2024.

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

The Company currently employs 207 employees (200 full-time and 7 part-time), all based in the U.S. No employees are represented by labor unions. We believe our relationships with our employees are favorable as reflected in high retention rates and increasing average length of service. Due to low turnover of employees, the average age of the workforce is increasing with time. Depending on growth in total employment and the average age of newly hired employees, replacement of key technical staff may be an issue in the future due to increased retirement.

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

Thomas McClelland, age 69, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Dr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company. In January 2020 Dr. McClelland’s title was modified to Senior Vice President and Chief Scientist. In July 2022, Dr. McClelland was appointed the Company’s Interim President and Chief Executive Officer, in addition to his existing positions and responsibilities with the Company, following the resignation of the Company’s former President and Chief Executive Officer. On January 17, 2023, Dr. McClelland was appointed the Company’s President and Chief Executive Officer.

Oleandro Mancini, age 75, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven L. Bernstein, age 59, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. In January 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer. Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

Either as a prime contractor or as a subcontractor, we rely heavily on U.S. Government programs, from which we derived approximately 98% and 95% of our sales in fiscal 2024 and fiscal 2023, respectively. These U.S Government programs may be only partially or incrementally funded and are subject to potential termination. These programs may also be subject to funding reductions and/or delays due to changes in government priorities or other factors. Whether direct contracts with the U.S. Government or contracts with prime contractors to the U.S. Government, our contracts typically are funded at a level less than the full contract value and require periodic incremental additional funding in order to continue. Should circumstances change regarding funding and sufficient funding become unavailable, contracts may be terminated, delayed significantly or put on stop work status.

U.S. Government contracts are subject to Congressional funding, which may be unavailable due to changes in priorities or subject to continuing resolution, which may result in funding reductions, eliminations or other effects that could impact our business. Furthermore, budget uncertainty, the risk of future budget cuts, the potential for U.S. Government shutdowns, and the federal debt ceiling could also adversely affect our industry and the funding for our current and future contracts. If appropriations are delayed or a government shutdown was to occur and was to continue for an extended period of time, we could be at risk of program or contract cancellations and other disruptions and nonpayment. Finally, shifting funding priorities or federal budget changes, could also result in reductions in overall spending on our contracts and projects, which could adversely impact our business, financial condition, results of operations and/or cash flows. Changes in funding priorities could reduce opportunities in existing programs and in future programs where we intend to compete. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels.

We depend heavily on a small number of larger customers for a substantial portion of our business. The loss of one or more of our largest customers or programs could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

The Company’s products are sold to both commercial and governmental customers. For fiscal 2024 and fiscal 2023, approximately 98% and 95% of the Company’s sales, respectively, were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use. As a subcontractor, the Company is reliant on a few large customers that generally hold the ultimate contract with the U.S. Government. During fiscal year 2024, Lockheed Martin, Northrop Grumman, Office of Naval Research and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues. These customers typically incorporate our products into larger programs. If these customers encounter technical, financial or other issues unrelated to our products that affect the larger program’s operations, the related program may be terminated or require expensive, unanticipated revisions. These issues, although unrelated to our products, could adversely impact us if our customers’ contracts with the U.S. Government become subject to re-competition or are ultimately cancelled. Additionally, our larger customers are sophisticated corporations with large research and development staffs and budgets. If one or more sought to design and manufacture replacements for our products, they could potentially discontinue their need for our products. Alternatively, our larger customers could look to replace our products with the products of one or more of our competitors. The loss of the U.S. Government or one or more of our other larger customers or programs could adversely affect our business, financial position, results of operations and/or cash flows

We use estimates when accounting for contracts. Changes in estimated contract revenues and/or changes in costs can affect our profitability and our overall financial position.

Contract accounting requires significant judgment by the Company’s management with respect to estimating contract revenues and costs and making assumptions for possible schedule and technical issues. These costs include planned costs for all phases of the contract and, if needed, costs for any technical issues that arise. Due to the nature and complexity of many of our contracts, the estimation of total revenues and costs at completion is subject to many variables and often difficult to predict accurately. As a result, it has, and could in the future, be possible that the Company’s estimates when accounting for contracts may prove to be materially incorrect.

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

Due to their nature, fixed price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor shortages, and increased labor rates. In fiscal 2024, 87% of our sales were derived from fixed-price contracts. While the Company’s management uses its best judgment to estimate costs associated with fixed-price contracts, future events may require adjustments, which could ultimately adversely affect the Company’s operating income.

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

We operate in a highly competitive industry focused on very high-performance products. Many of our competitors are larger, have greater financial resources and have larger R&D and marketing staffs. While we also maintain a robust internal R&D program that is intended to maintain our technical edge, the Company is limited in its resources and ultimately may not be able to successfully compete. Technology is advancing rapidly, and if we are unable to respond effectively to competition, we may lose existing customers, fail to win future business or experience undue pricing pressures that could affect our financial performance. Certain of our current technologies may become subject to significant future advancements, which may make our products obsolete or non-competitive. Competitors may be able to develop new manufacturing technologies that afford them cost and/or schedule advantages compared to our products. Customers may elect a less expensive product, even where it offers lower performance, in cases where that performance difference becomes less, compared to our current products. Specifically, the emergence of numerous LEO commercial satellite systems that have significantly lower requirements for life in orbit may result in new products based on commercial parts and processes not required for the high performance and/or longer lived geo-synchronous orbit satellites for which the Company has typically developed products. This may result in a migration to less capable, but less expensive products compared to what the Company has traditionally produced. This may result in reduced market share, lower revenues and impact our business operations and financial conditions. Additionally, competitors may have the benefit of other contracts that enable them to produce in volume with a concomitant cost advantage that affords them a price advantage. Many of our customers have in-house capability to develop products comparable to ours and may opt to do so. Accordingly, if we are unable to continue to compete successfully against our current or future competitors, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Global economic and geopolitical conditions may adversely affect our business operations and financial condition. Turmoil in world financial markets may impact our supply chain resulting in unavailability of key components and materials, increasing costs due to delays, need to redesign certain electronics in order to mitigate shortages or schedule impacts and increasing costs to establish alternate qualified suppliers. These impacts may adversely affect our business due to customer cancellations, reduced demand for our products and increased costs, which could impact our financial condition. We are also subject to inflation and recessionary pressures. The current inflationary environment has and may continue to increase our cost of labor as well as our other operating costs. Likewise, deteriorating economic conditions could reduce the demand for our products, which could adversely affect our business operations and financial condition.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Health epidemics, pandemics and similar outbreaks, such as COVID-19, create substantial risk to the Company. Employees work in close proximity to one another. Therefore, if an employee is infected with a communicable disease, such as COVID-19, or suspected of being infected, other employees he or she has come in contact with may also be infected, with a cascading effect on the workforce. In addition to the time off to recover, there is a need to clean and disinfect the areas where the employee was working and had frequented in the facility. The nature of the Company’s business requires mostly “hands-on” activities related to design, manufacturing and testing. Therefore, absenteeism resulting from infectious diseases and cleaning procedures to disinfect various areas of our facilities can have a significant impact on a contract’s schedule, with a corresponding impact to costs. The Company is not able to predict possible future pandemics, but if they manifest, they could have significant adverse effects on our business, financial position, results of operations and/or cash flows.

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

We operate in a highly regulated industry and are routinely audited and reviewed by the U.S. Government and its agencies. These agencies review performance under our contracts, our cost structure and accounting, and our compliance with applicable laws, regulations, terms and standards, as well as the adequacy of our systems in meeting government requirements. If an audit uncovers improper or illegal activities, we would be subject to possible civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Most of our contracts are subject to Federal Acquisition Regulations (FARs) or Defense Federal Acquisition Regulation Supplement (DFARS). Violation of any of these regulations can result in significant consequences, including fines, disbarments or other punitive measures by the U.S. Government. Additionally, the Company has defense department security clearance that is required for performance on several contracts. Failure to maintain compliant security procedures may result in suspension of our security clearance and inability to perform on current contracts, as well as limit our ability to be awarded future contracts. The Company is also subject to export control requirements, anti-boycott regulations and Office of Foreign Assets Control (OFAC) sanctions against business dealings with certain persons and entities, including its investment in Morion, Inc., a less than wholly-owned subsidiary of state-owned Russian bank Gazprombank. Violation of any of these requirements may have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to various investigations, claims, disputes, enforcement actions, litigation, and other legal proceedings that could ultimately be resolved against us.

We have and may in the future become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings across a broad array of matters, including government contracts, commercial transactions, false claims, false statements, compliance with government orders, mischarging, contract performance, fraud, procurement integrity, securities laws and requirements, products liability, warranties, hazardous materials, personal injury claims, environmental, stockholder derivative actions, acquisitions and divestitures, intellectual property, tax, corporate law and obligations, employment, export/import, anti-corruption, debt and equity, labor, health and safety, the COVID-19 pandemic and the Company’s response to it, accidents, and employee benefits and plans, including plan administration, improper payments and issues related to privacy and security (cyber and physical). These matters can divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief or other liabilities; and otherwise harm our business and our ability to obtain and retain new business. Certain allegations against us can lead to suspension or debarment from government contracts. A suspension or debarment could have a material adverse effect on the Company because of our reliance on U.S. Government contracts. Additionally, an investigation, claim, dispute, enforcement action or litigation, even if pending or not ultimately substantiated or if fully indemnified or insured, can also negatively impact our reputation among our customers, and make it substantially more difficult for us to compete effectively for business in the future. Accordingly, investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.

The Company has identified a material weakness in its internal control over financial reporting for the fiscal year ended April 30, 2024. Although the Company’s failure to establish and maintain effective internal control over financial reporting has not resulted in a material misstatement of the Company’s prior annual or interim consolidated financial statements, such failure could result in material misstatements in future consolidated financial statements. Additionally, the Company’s failure to establish and maintain effective internal control over financial reporting could result in the Company’s failure to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” in the course of preparing the audited consolidated financial statements for this Annual Report on Form 10-K, the Company an identified error related to the calculation of the provision for losses on contracts. We determined that we did not maintain adequate controls over to the review of the calculation of the loss provision, which the Company concluded constituted a material weakness in the Company’s internal control over financial reporting as of April 30, 2024.

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

To remediate the material weakness, the Company has implemented changes to its loss provision calculation and enhanced its controls over the review of the loss provision calculation to ensure appropriateness. The Company believes that its remediation plan will be sufficient to remediate the identified material weakness and strengthen its internal control over financial reporting. The Company believes by April 30, 2025, the Company’s next annual reporting date, is sufficient time to remediate the material weakness fully or, if not fully remediated, to complete testing of the remediated controls. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

Any failure to remediate the material weakness, or the development of new material weaknesses in the Company’s internal control over financial reporting, could result in future material misstatements in its consolidated financial statements and cause the Company to fail to meet its reporting and financial obligations, which in turn could have a negative impact on the Company’s financial condition.

Risks Related to Information Technology and Intellectual Property

Our business could be adversely impacted by significant cybersecurity attacks.

As a U.S. Government defense industry contractor, the Company has experienced cybersecurity attacks in the past and may be subjected to significant cybersecurity attacks in the future in an effort to, among other things, steal intellectual property, disrupt operations, embed ransomware or initiate insider attacks. Although we implement various measures and controls to monitor and mitigate risks associated with these threats and to increase the cyber resiliency of our infrastructure and products, there can be no assurance that these processes will be sufficient. Our inability to defend effectively against cyberattacks may result in disruption of operations, loss of significant intellectual property, compromise of employee’s personal information or violation of government contractor requirements for information security. These could result in reputational damage, fines, litigation, operational impacts or significant costs for mitigation and/or recovery, all with adverse consequences to our financial position, results of operations and/or cash flows.

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

Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 18,000 shares per trading day. If our low trading volume continues, holders of shares of our common stock may have difficulty selling shares of our common stock in the manner, at the time, or at a price they desire.

If significant existing stockholders sell large numbers of shares of our common stock, our common stock price could decline.

Approximately 43.6% of our outstanding common stock is held by 5 individuals or entities. The market price of our common stock could decline if a large number of our shares of outstanding common stock are sold in the public market by our existing stockholders or as a result of the perception that such sales could occur. Due to the relatively low trading volume of our shares of common stock, the sale of a large number of shares of our outstanding common stock may significantly depress the price of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to our mission achievement to ensure uninterrupted business continuity, and enables us to deliver superior services while safeguarding our customers' sensitive information.

Our cybersecurity risk management processes are integrated into our overall risk management strategy. As part of our risk management strategy, our cybersecurity framework encompasses the following key processes:

•

Risk-Based Controls for Information Systems: We maintain an Information Technology (IT) infrastructure with physical, administrative, and technical controls tailored to protect the confidentiality, integrity, and availability of our information and systems.

•

Cybersecurity Incident Response Plan and Testing: We have an incident response plan supported by a dedicated team to address cybersecurity incidents. This includes vulnerability identification, initial assessment, and engagement of external experts as needed.

•

Training Initiatives: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at FEI. We also provide additional role-based training to employees based on customer requirements, regulatory obligations and industry risks as needed.

•	Third-Party Assessments: We engage cybersecurity firms to regularly evaluate our cybersecurity posture, helping identify and mitigate risks posed by evolving threats.

We continually strengthen our cybersecurity defenses through significant investments in resources and maintaining comprehensive cybersecurity insurance coverage. We maintain an insider threat detection program to proactively identify and mitigate both external and internal threats in a timely manner.

We rely on certain third party service providers to assist us with the delivery of our products to our customers. A cybersecurity incident at a supplier or subcontractor could materially adversely impact us. Therefore, we evaluate third party providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture through a questionnaire. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.]

Our adherence to Defense Federal Acquisition Regulation Supplement (DFARS) and Cybersecurity Maturity Model Certification (CMMC) requirements ensures strict protection of Controlled Unclassified Information (CUI), mandated by the U.S. Department of Defense. These efforts underscore our unwavering commitment to maintaining the highest cybersecurity resilience standards and regulatory compliance.

As a U.S. Government defense industry contractor, we have experienced cybersecurity attacks and may be subject to significant cybersecurity attacks in the future. To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. For additional information, see “Our business could be adversely impacted by significant cybersecurity attacks” in Item 1A. Risk Factors above.

Governance

The full Board of Directors has overall responsibility for overseeing the cybersecurity processes of identifying and mitigating cybersecurity risks. The Board of Directors has not delegated this responsibility to any one Committee, as its structure and size allows for the entire Board of Directors to oversee this responsibility. Periodically, our management provides updates to the Board of Directors regarding our internal control program, including any significant changes to its IT infrastructure and/or cybersecurity program. Management also communicates directly with the Board of Directors to report any material risks from cybersecurity threats.

Our Chief Information Officer (CIO) leads our cybersecurity program and reports directly to our Chief Executive Officer. Our CIO is supported by our internal IT team that assists our CIO in the day-to-day management of the cybersecurity program, including the cybersecurity incident response plan, training initiatives and third-party assessments. Our CIO has over two decades of experience in various cybersecurity functions, including implementing stringent cybersecurity measures to protect sensitive information and meet established security standards, extensive work in IT governance and operations, network intrusion and critical systems protection, Enterprise Resource Planning (ERP) systems, and data analytics.

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

Item 3. Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 23, 2024, the Company is not party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 24, 2024, the approximate number of holders of record of common stock was 420.

DIVIDEND POLICY

No dividends were declared or paid during fiscal year 2024. On December 20, 2022, the Board of Directors of the Company declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on January 26, 2023, to stockholders of record as of the close of business on January 6, 2023. The total amount of this special dividend payment was $9.4 million. Additionally, on July 22, 2024, the Board of Directors of the Company declared a special cash dividend of $1.00 per share of common stock. The dividend is payable on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. Based on the current number of shares of common stock outstanding, the total amount of this special cash dividend payment will be approximately $9.4 million. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

STOCK BUYBACK PROGRAM

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. This program does not have an expiration date. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its stockholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. The Company has acquired approximately $4 million of its common stock out of the total authorization of $5 million. The Company did not make any purchases of stock for the treasury during fiscal years 2024 or 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with reliance on key customers, including the U.S. government, the Company’s use of estimates when accounting for contracts, actions by significant customers or competitors, competitive factors, new products and technological changes, continued acceptance of the Company’s products in the marketplace, dependence upon third-party vendors, product prices and raw material costs, the Company’s ability to attract and retain key employees, general domestic and international economic conditions, health epidemics and pandemics, external disruptions to the Company’s facilities or supply chain, the Company’s operations in a highly regulated industry, the outcome of any litigation and arbitration proceedings, cybersecurity attacks, volatility in the Company’s stock price, including due to the relatively low trading volume of its common stock, and failure to maintain an effective system of internal controls over financial reporting. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Revenue Recognition

Revenues for most contracts are reported in operating results over time using the cost-to-cost method. Under this method, revenue is recorded based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information regarding labor, outside services, materials, overhead costs and status of the contract. The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. As of April 30, 2024 and 2023, we have a full valuation allowance against our U.S. deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2024 and 2023, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2024	2023
Revenues
FEI-NY	72.9%	79.2%
FEI-Zyfer	32.8	24.4
Less intersegment revenues	(5.7)	(3.6)
	100.0	100.0
Cost of revenues	66.4	80.8
Gross margin	33.6	19.2
Selling and administrative expenses	18.4	23.0
Research and development expenses	6.1	7.7
Operating income (loss)	9.1	(11.5)
Other (expense) income, net	0.8	(1.8)
(Benefit) Provision from income taxes	(0.2)	0.2
Net income (loss)	10.1%	(13.5)%

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2024	2023	Change
FEI-NY	$40,261	$32,314	$7,947	24.6%
FEI-Zyfer	18,138	9,932	8,206	82.6%
Intersegment revenues	(3,125)	(1,469)	(1,656)	112.7%
	$55,274	$40,777	$14,497	35.6%

For the fiscal year ended April 30, 2024 revenue increased by approximately $14.5 million, or 36% compared to the prior fiscal year. The Company is encouraged by the significant revenue growth in both segments compared to the prior fiscal year. In fiscal year 2024, revenues from satellite programs, one of the Company’s largest business areas, increased by $5.3 million, or 30%, compared to the prior fiscal year. Satellite program revenues for government end-use were 40% and 43% of total revenues for fiscal years 2024 and 2023, respectively. Satellite program revenues for commercial end-use were 2% and 1% of total revenue for fiscal years 2024 and 2023, respectively. Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage-of-completion (“POC”) method. Revenues from non-space U.S. Government/DOD customers increased by approximately $8.7 million, or 43%, in fiscal year 2024 compared to fiscal year 2023. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 52% and 50% of consolidated revenues for fiscal years 2024 and 2023, respectively. Other commercial and industrial sales accounted for approximately 6% of consolidated revenues for both fiscal years 2024 and 2023. Sales in the other commercial and industrial sales area were $3.1 million and $2.6 million for the fiscal year ended April 30, 2024 and the fiscal year ended April 30, 2023, respectively. The majority of the increase in revenue for fiscal year 2024, as compared to fiscal year 2023, was as a result of an increase in sales in the non-space U.S. Government/DOD market.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2024	2023	Change
Gross Profit	$18,583	$7,849	$10,734	136.8%
Gross Profit Percentage	33.6%	19.2%

For the fiscal year ended April 30, 2024, the gross profit and gross profit percentage increased as a result of several factors. The increase in gross profit dollars was directly related to the significant increase in revenues over the prior fiscal year period as well as the increase in gross margin. The majority of the increase in the gross profit percentage, as compared to the prior fiscal year, was in the FEI-NY segment and was attributed to the Company resolving technical issues on some developmental programs from the prior two fiscal years. The Company does not foresee significant additional technical issues regarding these programs as most of these programs have been completed. In addition, the Company has new programs that are progressing well, and the Company anticipates that they will add to the generation of additional revenue and profit.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2024	2023	Change
$10,184	$9,372	$812	8.7%

In fiscal years ended April 30, 2024 and 2023, selling and administrative expenses (“SG&A”) were 18% and 23% of consolidated revenues, respectively. While total SG&A expenses increased in fiscal year 2024, as compared to the prior fiscal year, SG&A expenses decreased as a percentage of revenue in fiscal year 2024, due to increased revenue as well as the Company successfully monitoring costs given the current economic conditions.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2024	2023	Change
$3,380	$3,149	$231	7.3%

As a percentage of consolidated revenue, R&D expense for the fiscal years ended April 30, 2024 and 2023 were 6% and 8%, respectively. The Company funded R&D amount was slightly higher in fiscal year 2024 as compared to the previous fiscal year, reflecting the Company’s commitment to maintaining its technical excellence. The Company expects future R&D investment to be in line with, or even potentially above historical commitments.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in cost of revenues and are not included in the table above. The Company believes that internally generated cash and cash reserves are adequate to fund its future R&D activity.

Operating Income (Loss)

Fiscal Years Ended April 30,
(in thousands)
2024	2023	Change
$5,019	$(4,672)	$9,691	(207.4)%

For the fiscal year ended April 30, 2024, the Company recorded operating income of $5.0 million compared to an operating loss of $4.7 million in the prior fiscal year. The change from an operating loss to operating income, year over year, is attributable to the Company’s significant increase in revenue and margin during fiscal year 2024, along with the positive effects of cost cutting measures instituted by management.

Other Income (Expense), net

	Fiscal Years Ended April 30,
	(in thousands)
	2024	2023	Change
Income (loss) on investments	$561	$(606)	$1,167	(192.6)%
Interest expense	(109)	(156)	47	(30.1)%
Other income (expense), net	(7)	7	(14)	(200.0)%
	$445	$(755)	$1,200	(158.9)%

The change from the prior fiscal year was mainly caused by a loss on the sale of the Company’s available-for sale marketable securities in the previous fiscal year. Additionally, interest expense was approximately 30% lower in fiscal year 2024, as compared to the prior fiscal year.

Income Tax (Benefit) Provision

Fiscal Years Ended April 30,
(in thousands)
2024	2023	Change
$(130)	$74	$(204)	(275.7)%

	Fiscal Years Ended April 30,
	(in thousands)
	2024	2023
Effective tax rate on pre-tax book income (loss):	(2.4)%	(1.3)%

For the fiscal year ended April 30, 2024, the Company recorded an income tax benefit of $130,000. For the fiscal year ended April 30, 2023, the Company recorded an income tax provision of $74,000.

The Company’s effective tax rate of (2.4)% for fiscal year 2024 differs from the U.S. federal statutory rate of 21% primarily due to state taxes, an income tax benefit for a reduction in the uncertain tax position liability in connection with the expiration of the statute of limitations, and the reduction in the valuation allowance due to a decrease in the deferred tax asset for which no tax benefit was provided. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2024, the Company has U.S. federal net operating losses of $24.2 million of which $8.5 million begins to expire in fiscal year 2025 through fiscal year 2038, including $2.0 million which is subject to annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $15.7 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.8 million expires in fiscal years 2025 and 2028. U.S. federal R&D credits of $1.0 million begin to expire in fiscal year 2036 through fiscal year 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.7 million in fiscal year 2024 compared to cash provided by operations of $1.2 million in fiscal year 2023. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $27.3 million at April 30, 2024 as compared to $21.0 million at April 30, 2023. Included in working capital at April 30, 2024 was $18.3 million consisting of cash and cash equivalents. The Company’s current ratio at April 30, 2024 was 1.9 to 1 compared to 1.8 to 1, at the end of prior fiscal year.

During fiscal years 2024 and 2023, the Company incurred $4.4 million and $5.0 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, provision for a note receivable, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2024, operating cash was increased as a result of decreases in loss on provision accrual and other liabilities and increases in contract assets and inventory, partially offset by an increase in contract liabilities and net income. During fiscal year 2023, operating cash was increased by decreases in loss on provision accrual and other liabilities and increases in contract assets and inventory, partially offset by an increase in contract liabilities.

Net cash used in investing activities for the fiscal year ended April 30, 2024 was $1.5 million compared to $8.7 million provided by investing activities for the fiscal year ended April 30, 2023. In fiscal year 2024, there were no investing activities related to sales of marketable securities net of the purchases of marketable securities and there were purchases of capital expenditures of $1.5 million. In fiscal year 2023, investing activities included the proceeds related to sales of marketable securities net of the purchases of marketable securities of $9.6 million and purchases of capital expenditures of $0.9 million.

There was no cash used in financing activities for the fiscal year ended April 30, 2024. Net cash used in financing activities for the fiscal year ended April 30, 2023 was approximately $9.4 million related to a special dividend payout.

The Company will continue to expend resources to develop, improve and acquire products for space and other applications, which management believes will result in future growth and profitability. During fiscal year 2024, the Company secured partial customer funding for a portion of its R&D efforts. The customer funds received in connection therewith appear in revenues and are not included in R&D expenses. For fiscal year 2025, the Company anticipates securing additional customer funding for a portion of its R&D activities and will allocate internal funds depending on market conditions and identification of new opportunities as in fiscal 2024. The Company expects internally generated cash will be adequate to fund these future R&D efforts. The Company may also pursue acquisitions to expand its range of products and may use internally generated cash and external funding in connection with such acquisitions.

During fiscal year 2024, as in fiscal year 2023, the impact of inflation on the Company’s business was due to increases in costs for materials and services. The Company believes this may continue to impact expenses in fiscal year 2025 and future years.

As of April 30, 2024, the Company had an accumulated deficit of $20.0 million. The Company believes that its cash, as of April 30, 2024, and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business in both the short-term (next twelve months from the date of issuance of these consolidated financial statements) and in the long-term (beyond the next twelve months).

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect on its consolidated financial statements when adopted in fiscal year 2025 but does not expect the effect to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to annually disclose categories in the effective tax rate reconciliation and additional information about income taxes paid. The new guidance is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU No. 2023-09 will have to the financial statements and related disclosures.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.

Morion

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on the cost basis. During the fiscal years ended April 30, 2024 and 2023, the Company acquired product from Morion in the aggregate amount of approximately $89,000 and $196,000, respectively. During the fiscal years ended April 30, 2024 and 2023, the Company sold no product and no training services to Morion, and the Company received no dividends from Morion.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Frequency Electronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognized using the percentage-of-completion cost-to-cost method

As described in Note 1 to the financial statements, the Company generates a majority of its revenue from contracts with its customers where revenue is recognized over time using the percentage-of-completion cost-to-cost method. Under this method, the Company measures progress towards completion based on the ratio of costs incurred to date to total estimated costs to satisfy the Company’s performance obligation. The percentage-of-completion cost-to-cost method requires management to use significant estimates and assumptions to estimate costs associated with its contracts with customers. These costs are estimated at contract inception and are monitored and updated throughout the duration of the contract. We identified revenue recognized using the percentage-of-completion cost-to-cost method as a critical audit matter.

The principal consideration for our determination that revenue recognized using the percentage-of-completion cost-to-cost method is a critical audit matter is management’s use of significant estimates and assumptions in determining the total estimated costs at completion. Auditing these estimates and assumptions required our especially challenging, subjective, and complex auditor judgment.

Our audit procedures related to cost estimates used in recognizing revenue under the percentage-of-completion cost-to-cost method included the following, among others:

●	We gained an understanding of the Company’s process to develop the estimates and assumptions used in determining the total estimated costs at completion.
●

We evaluated the reasonableness of significant estimates and assumptions used by management to develop its cost estimates through reviewing key terms of the contracts, comparing margin estimates with actual margins generated by similar contracts that have been completed, evaluating costs incurred to date relative to the contracts’ remaining tasks and timeline, and inspecting analyses and documentation used to support the cost estimates, as applicable.

●

We inquired with project management, engineers, and others directly involved with the execution of contracts to evaluate management’s ability to satisfy the requirements of the contract, as well as to evaluate project status and challenges which may affect the cost estimates.

●

We evaluated contract activity during the period subsequent to April 30, 2024, but before the financial statements were issued, to identify changes in conditions or events that may result in significant changes to the Company’s cost estimates as of April 30, 2024.

●

We evaluated the appropriateness of the timing of the incorporation of changes to cost estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.

●	We performed retrospective reviews when evaluating management’s estimation process by comparing actual outcomes to previous estimates.
●	We recalculated revenue and gross profit recognized during the year based on the Company’s measurement of its progress towards completion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Melville, New York

August 2, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Frequency Electronics, Inc.

Mitchel Field, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Frequency Electronics, Inc. (the “Company”) as of April 30, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.A.

We served as the Company's auditor from 2020 to 2023.

Melville, New York

July 27, 2023

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$18,320	$12,049
Accounts receivable, net of allowances of $110 at April 30, 2024 and $111 at April 30, 2023	4,614	4,622
Contract assets	10,523	10,009
Inventories	23,431	20,526
Prepaid income taxes	37	30
Prepaid expenses and other	1,196	1,071
Total current assets	58,121	48,307
Property, plant, and equipment, net	6,438	7,093
Goodwill	617	617
Cash surrender value of life insurance	10,221	10,220
Right-of-use assets – operating leases	6,036	7,382
Restricted cash	945	-
Other assets	875	877
Total assets	$83,253	$74,496

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$2,348	$1,464
Accrued liabilities	4,765	3,934
Loss provision accrual	404	1,544
Operating lease liability, current portion	1,640	1,753
Contract liabilities	21,639	18,586
Total current liabilities	30,796	27,281
Deferred compensation	8,088	8,314
Deferred taxes	8	8
Operating lease liability, non-current portion	4,545	5,883
Other liabilities	-	124
Total liabilities	43,437	41,610
Contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued and outstanding	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,512 shares issued and 9,511 shares outstanding at April 30, 2024; 9,374 shares issued and 9,373 shares outstanding at April 30, 2023	9,512	9,374
Additional paid-in capital	50,334	49,136
Accumulated deficit	(20,027)	(25,621)
Common stock reacquired and held in treasury - at cost (1 shares at April 30, 2024 and April 30, 2023)	(3)	(3)
Accumulated other comprehensive income (loss)	-	-
Total stockholders’ equity	39,816	32,886
Total liabilities and stockholders’ equity	$83,253	$74,496

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended April 30,
	2024	2023
Consolidated Statements of Operations
Revenues	$55,274	$40,777
Cost of revenues	36,691	32,928
Gross margin	18,583	7,849
Selling and administrative expenses	10,184	9,372
Research and development expenses	3,380	3,149
Operating income (loss)	5,019	(4,672)

Other income (expense):
Income (loss) on investments	561	(606)
Interest expense	(109)	(156)
Other income (expense), net	(7)	7
Income (loss) before (benefit) provision from income taxes	5,464	(5,427)
(Benefit) provision from income taxes	(130)	74
Net income (loss)	$5,594	$(5,501)

Net income (loss) per common share:
Basic and diluted earnings (loss) per share	$0.59	$(0.59)

Weighted average shares outstanding:
Basic and diluted	9,431	9,337

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$5,594	$(5,501)

Unrealized gain on marketable securities:
Change in market value of marketable securities before reclassification, net of tax	-	(179)
Reclassification adjustment for realized gains included in net income, net of tax	-	619
Total unrealized gain on marketable securities, net of tax	-	440

Comprehensive income (loss)	$5,594	$(5,061)

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$5,594	$(5,501)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,124	2,434
Non-cash lease expense	(104)	(39)
Provision for losses on accounts receivable, other assets and warranty reserve	(171)	(33)
Provision for inventory reserve	912	600
Loss provision accrual	(1,140)	(2,699)
Loss on marketable securities	-	784
Loss on sale of fixed and other assets	23	34
Employee benefit plans expense	756	1,054
Stock-based compensation expense	822	197
Changes in operating assets and liabilities:
Accounts receivable	10	(332)
Contract assets	(368)	(1,110)
Inventories	(3,817)	(1,220)
Prepaid expenses and other	(125)	91
Other assets	-	(366)
Accounts payable - trade	884	384
Accrued liabilities	856	217
Contract liabilities	3,054	7,487
Prepaid income taxes	(7)	239
Other liabilities	(595)	(1,046)
Net cash provided by operating activities	8,708	1,175

Cash flows from investing activities:
Purchase of marketable securities	-	(1,382)
Proceeds from sale or redemption of marketable securities	-	10,967
Capital expenditures	(1,492)	(918)
Net cash (used in) provided by investing activities	(1,492)	8,667

Cash flows from financing activities:
Payment of dividend	-	(9,354)
Net cash used in financing activities	-	(9,354)

Net increase in cash and cash equivalents and restricted cash	7,216	488

Cash and cash equivalents and restricted cash at beginning of year	12,049	11,561

Cash and equivalents and restricted cash at end of year	$19,265	$12,049

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$114	$129
Income taxes	$13	$7

Cash refund during the year for:
Income taxes	$-	$176

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2024 and 2023

(In thousands, except share data)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2022	9,298,178	$9,298	$57,956	$(20,120)	1,375	$(6)	$(440)	$46,688
Contribution of stock to 401(k) plan	61,897	62	351	-	(634)	3	-	416
Stock-based compensation expense	13,701	14	183	-	-	-	-	197
Other comprehensive income, net of tax	-	-	-	-	-	-	440	440
Dividends paid	-	-	(9,354)	-	-	-	-	(9,354)
Net loss	-	-	-	(5,501)	-	-	-	(5,501)
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	58,987	59	455	-	-	-	-	514
Stock-based compensation expense	78,797	79	743	-	-	-	-	822
Net income	-	-	-	5,594	-	-	-	5,594
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024 and 2023

1. Summary of Accounting Policies

Organization

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

Use of Estimates:

These consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, accounting for revenue recognition using a cost-to-cost input model, inventory reserves, deferred compensation plans, impairment of goodwill and other long-lived assets, stock-based compensation, and income taxes including deferred income taxes.

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

Marketable Securities:

Marketable securities consisted of corporate debt securities, certificates-of-deposit, and debt securities of U.S. Government agencies. No marketable securities were held during the fiscal year ended April 30, 2024. Investments in debt securities were categorized as available-for-sale and were carried at fair value, with unrealized gains and losses excluded from income and recorded directly to stockholders’ equity. The Company recognizes gains or losses when securities are sold using the specific identification method. The Company liquidated all holdings related to marketable securities during the fiscal year ended April 30, 2023.

Accounts Receivable and Allowance for Credit Losses:

Accounts receivable, net, consists of amounts collectible from customers recorded at the original invoiced amount. Management analyzes accounts receivable and the potential for credit losses based on customer concentrations, credit worthiness, current economic trends and changes in customer payment terms. Accounts receivable are recorded at their stated amount, less allowance for credit losses. When it is determined amounts are not recoverable, the receivable is written off against the allowance.

Property, Plant and Equipment:

Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Expenditures for betterments are capitalized; maintenance and repairs are charged to operations when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to operations.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the long-lived asset. No impairment losses have been recognized in the years ended April 30, 2024 and 2023.

Depreciation and Amortization:

Depreciation of property, plant and equipment is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for other depreciable assets). Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

Inventories:

Inventories, which consist of raw materials, work-in-process and finished goods are accounted for at the lower of cost (specific and average) and net realizable value. The cost of work-in-process and finished goods generally include the cost of materials, labor, overhead and other costs that are directly related to their production.  The Company reviews its inventories quarterly to determine reserves for excess or obsolete inventory based upon historical sales trends, expected production usage, and other factors. Changes to inventory are charged to cost of revenues in the period when such changes are identified.

Inventories represent raw materials, work-in-process, and finished goods that relate to non-customized products sold to customers at a point in time. Inventories also represent raw materials and in-process and completed components parts that are used in multiple customer projects but have not been allocated to a specific customer project or incorporated in the creation of customized products that are sold to specific customers over a period of time.

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on this evaluation, if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss will be recognized in an amount equal to that excess. Management has determined that goodwill was not impaired as of April 30, 2024 and 2023, based on its qualitative assessment of impairment for each period.

Revenue and Cost Recognition:

Revenue is recognized when or as performance obligations are satisfied, which is when control over goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to receive. A performance obligation is a distinct product or service that is transferred to the customer based on the contract. The transaction price is allocated to each performance obligation and is recognized as revenue upon satisfaction of that performance obligation.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The Company derives a majority of its revenue through contracts with customers that involve the sale of goods and services with specifications, frequencies and significant customization to address the requirements of a specific customer and contracts where the end user is the U.S. Government. These contracts generally include one performance obligation, which is typically a customized product or a series of distinct customized products. Control over this performance obligation transfers to the customer over time as the Company creates the customized product because such product does not have an alternative use to the Company and the contract provides the Company with an enforceable right to payment for performance completed to date. In certain cases, the customer also controls the product as it is being created by the Company. Accordingly, revenue is reported in operating results over time using the percentage-of-completion (“POC”) cost-to-cost method. Under this method, revenue is recorded based on the ratio of costs incurred over total estimated contract costs. This method provides a faithful depiction of the transfer of the customized product to the customer because the costs incurred represent the Company’s inputs towards satisfying the performance obligation. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to complete based on current available information, project status, historical experience with similar contracts, changes to product specifications, and other factors. The estimation of total costs through completion is complicated and subject to many variables. Total cost estimates can be affected by a number of factors such as changes in the assessment of the nature and complexity of the work; design challenges including changes to design specifications; technical challenges including those related to quality control; production challenges including those resulting from the timeliness of customer funding, and the unavailability or reduced productivity of qualified labor; supplier challenges including the cost, availability, and quality of raw materials and subcontractor services; changes in laws or regulations; actions necessary for long-term customer satisfaction; and natural disasters or other matters. Changes in these cost estimates could result in the recognition of unfavorable cumulative catch-up adjustments to the Company’s operating results of the period when such changes are made. Costs to satisfy the performance obligation, which include direct materials, direct labor, manufacturing overhead and other direct costs, are expensed as incurred except when the Company determines that the total estimated costs through completion will exceed total revenue, resulting in a contract loss. Such contract loss is accrued for immediately in the period when the loss is identified.

The Company also derives its revenue through contracts or purchase orders from customers that involve the sale of goods and services that are not significantly customized and therefore, such goods and services have an alternative use to the Company because they can be resold to other customers. These contracts typically include one performance obligation, which is a non-customized product or service ordered by the customer. Control over this performance obligation transfers to the customer and revenue is recorded at a point time when passage-of-title (“POT”) occurs as reflected by either (i) shipment of the product or (ii) performance of the services, which are generally completed within a very short period. When payment is contingent upon customer acceptance, revenue is deferred until such acceptance is received. Costs directly related to the production of a non-customized product are capitalized in inventory and are generally expensed when the product is shipped to or accepted by the customer. Cost of services are expensed as incurred.

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

The Company elected the practical expedient to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than as a promised service.

The Company elected the practical expedient not to disclose the transaction price allocated to the remaining performance obligations because the duration of the Company’s contracts is typically one year or less in consideration of the customer’s option to terminate the contract for convenience without incurring a substantive termination penalty.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

Payments under long-term contracts may be received before or after revenue is recognized. The U.S. Government customer typically withholds payment of a small portion of the contract price until contract completion. Therefore, long-term contracts typically generate unbilled receivables (contract assets) but may generate advances and progress billings (contract liabilities). Long-term contract unbilled receivables and advances and progress billings are not considered a significant financing component because they are intended to protect either the customer or the Company in the event that some or all of the obligations under the contract are not completed. In addition, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.

Disaggregation of Revenue

Total revenue recognized over time using the POC method was approximately $52.1 million and $39.1 million of the $55.3 million and $40.8 million reported for the years ended April 30, 2024 and 2023, respectively. The amounts by segment and product line were as follows:

	Fiscal Year Ended April 30, 2024
	(In thousands)
	POC	POT	Total
	Revenue	Revenue	Revenue
FEI-NY	$35,225	$5,036	$40,261
FEI-Zyfer	16,909	1,229	18,138
Intersegment	-	(3,125)	(3,125)
Revenue	$52,134	$3,140	$55,274

	Fiscal Year Ended April 30, 2023
	(In thousands)
	POC	POT	Total
	Revenue	Revenue	Revenue
FEI-NY	$29,800	$2,514	$32,314
FEI-Zyfer	9,283	649	9,932
Intersegment	-	(1,469)	(1,469)
Revenue	$39,083	$1,694	$40,777

	Fiscal Years Ended April 30,
	(in thousands)
	2024	2023
Revenues by Product Line:
Satellite revenue	$23,223	$17,918
Government non-space revenue	28,981	20,282
Other commercial & industrial revenue	3,070	2,577
Consolidated revenues	$55,274	$40,777

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income or loss and other comprehensive income/loss. Other comprehensive income/loss includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year.

Research and Development:

The Company engages in R&D activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include basic research, applied research, concept formulation studies, design, development, related test activities, and all associated direct labor, manufacturing overhead, direct materials and contracted services. Such costs are expensed as incurred. The Company also engages in customer-funded R&D activity. The customer funds received in connection therewith appear in revenues and the associated expenses are included in cost of revenues and are not included in R&D expenses.

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

The Company analyzes its tax positions under accounting standards which prescribe recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under these standards, the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Interest and penalties recognized on income taxes are recorded as income tax expense.

Earnings (Loss) per Share:

Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options and stock appreciation rights (“SARs”). Diluted earnings (loss) per share are not computed where the if-converted effect of such items would be anti-dilutive.

Fair Values of Financial Instruments:

Cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, short-term credit obligations, and cash surrender value of life insurance are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts. The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”), see Note 10 for additional information.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The fair value accounting framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities.

Level 2

Inputs to the valuation methodology include:

-Inputs other than quoted prices that are observable for the asset or liability; and

-Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Equity-based Compensation:

The cost of employee services received in exchange for awards of equity instruments are based on the grant-date fair value of the award. We recognize the fair value of the award as compensation expense over the period during which an employee is required to provide service in exchange for the award. For awards with performance conditions, we recognize the fair value of the award as compensation expense when it is probable that the performance condition will be achieved. The Company has elected an accounting policy to account for award forfeitures as they occur, with no adjustment for estimated forfeitures.

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

New Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect on its consolidated financial statements when adopted in fiscal year 2025 but does not expect the effect to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to annually disclose categories in the effective tax rate reconciliation and additional information about income taxes paid. The new guidance is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU No. 2023-09 will have to the financial statements and related disclosures.

Out of Period Adjustment:

As of and for the year ended April 30, 2024, the Company recorded an out of period adjustment related to its loss provision accrual to account for its contracts where the expected costs exceed the total expected revenues. The out of period adjustment resulted in a decrease to cost of revenues and a decrease to loss provision accrual of $0.9 million. The adjustment did not have any impact on cash flows for the Company and does not have any continuing impact on future cash flows or earnings. The Company has evaluated the effects of this error, both qualitatively and quantitatively, and does not believe the correction was material to any current or prior interim or annual periods that were affected.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2. Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted earnings (loss) per share for the fiscal years ended April 30, 2024 and 2023, respectively, were as follows:

	For the Fiscal Years Ended April 30,
	2024	2023
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,431,264	9,337,444
Effect of Dilutive Securities	**	**
Diluted EPS Shares outstanding	9,431,264	9,337,444

** Dilutive securities above exclude any such securities whose affect would be anti-dilutive. For the fiscal year ended April 30, 2024 all securities would be anti-dilutive because the current stock price is below the exercise price. For the fiscal year ended April 30, 2023, all securities would be anti-dilutive due to the Company’s net loss position. The anti-dilutive shares excluded in the above table for fiscal years ended April 30, 2024 and 2023 were 86,000 and 243,625, respectively.

3. Contract Assets and Liabilities

At April 30, 2024 and 2023, contract assets and liabilities, consisted of the following (in thousands):

	April 30, 2024	April 30, 2023

Contract Assets	$10,523	$10,009
Contract Liabilities	$(21,639)	$(18,586)

Contract assets and contract liabilities at April 30, 2022, were $8,857 and ($11,098), respectively.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. In fiscal year 2024, we recognized $15.8 million of our contract liabilities at April 30, 2023 as revenue. In fiscal year 2023, we recognized $7.1 million of our contract liabilities at April 30, 2022 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses for the fiscal years ended April 30, 2024 and 2023 were approximately $3.1 million and $429,000, respectively. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

4. Inventories

Inventories at April 30, 2024 and 2023, consisted of the following (in thousands):

	April 30, 2024	April 30, 2023
Raw materials and component parts	$14,939	$12,460
Work in progress	8,035	7,547
Finished goods	457	519
	$23,431	$20,526

Inventory reserves included in inventory were $9.1 million and $8.1 million for the fiscal years ended April 30, 2024 and 2023, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

5. Property, Plant and Equipment, net

Property, plant and equipment, net, at April 30, 2024 and 2023, consisted of the following (in thousands):

	April 30, 2024	April 30, 2023

Buildings and building improvements	$2,616	$2,597
Machinery, equipment and furniture	61,943	60,792
	64,559	63,389
Less accumulated depreciation	(58,121)	(56,296)
	$6,438	$7,093

Depreciation and amortization expense was $2.1 million and $2.4 million for the fiscal years ended April 30, 2024 and 2023, respectively.

6. Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and R&D facilities which expire at various times through 2029 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. The leases contain renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the right-of-use (ROU) operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2024, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet. The Company has also elected the practical expedient to account for lease and non-lease components as a single component.

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2024	April 30, 2023
		(In thousands)
Assets
Right-of-use assets - operating leases	Right-of-use assets leases	$6,036	$7,382

Liabilities
Operating lease liabilities, current portion	Lease liability, current	1,640	1,753
Operating lease liabilities, non-current portion	Lease liability, non-current	4,545	5,883
Total lease liabilities		$6,185	$7,636

Total operating lease expense was approximately $1.9 million, of which approximately $0.4 million was attributable to variable lease expenses, for both the fiscal years ended April 30, 2024 and 2023, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, the Company made cash payments of $1.8 million and $1.9 million for operating leases during the fiscal years ended April 30, 2024 and 2023, respectively, which are included in cash flows from operating activities in our consolidated statements of cash flows. As of April 30, 2024, the Company had no operating lease liabilities that had not commenced.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The table below reconciles the undiscounted cash flows for each of the next five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2024:

Fiscal Year Ending April 30,
(in thousands)

2025	$1,687
2026	1,363
2027	964
2028	1,262
2029	1,389
Thereafter	587
Total lease payments	7,252
Less imputed interest	(1,067)
Present value of future lease payments	6,185
Less current obligations under leases	(1,640)
Long-term lease obligations	$4,545

As of April 30, 2024 and 2023, the weighted-average remaining lease term for all operating leases was 4.9 years and 5.6 years, respectively. The Company does not generally have access to the rate implicit in the leases, therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. The weighted average discount rate for operating leases as of April 30, 2024 and 2023, was 6.31% and 6.23%, respectively.

7. Marketable Securities

During the fiscal year ended April 30, 2024, the Company had no holdings related to Marketable Securities. The Company liquidated all holdings related to Marketable Securities during the fiscal year ended April 30, 2023.

Proceeds from the sale or redemption of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income (loss) for the year ended April 30, 2023, were as follows (in thousands):

For the year ended April 30,
2023
Proceeds	$10,967
Gross realized gains	$-
Gross realized losses	$(784)

8. Debt Obligations

As of April 30, 2024, the Company neither had any borrowings nor any borrowing capacity pursuant to a credit facility. As of April 30, 2023, the Company retired its advisory credit arrangement with UBS Bank USA. Prior to retiring the advisory credit arrangement, no borrowings were made during fiscal 2023.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

9. Accrued Liabilities

Accrued liabilities at April 30, 2024 and 2023, respectively, consisted of the following (in thousands):

	2024	2023
Vacation and other compensation	$1,519	$1,408
Incentive compensation	978	175
Payroll taxes	370	341
Warranty reserve	542	529
Commissions	85	197
Deferred compensation payable	600	762
Other	671	522
	$4,765	$3,934

10. Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares.  However, due to the Russia Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was written of in fiscal year 2022.  The carrying value of this investment is $0 as of April 30, 2024 and 2023.

During the fiscal years ended April 30, 2024 and 2023, the Company acquired product from Morion in the aggregate amount of approximately $89,000 and $196,000, respectively. During the fiscal years ended April 30, 2024 and 2023, the Company sold no product and no training devices to Morion, and the Company received no dividends from Morion.

Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

11. Restricted Cash

As of April 30, 2024 restricted cash consisted of approximately $945,000 related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. There was no restricted cash in the prior fiscal year. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	April 30, 2024	April 30, 2023
Cash and cash equivalents	$18,320	$12,049
Restricted cash	945	-
Total cash and cash equivalents and restricted cash	$19,265	$12,049

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

12. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the fiscal years ended April 30, 2024 and 2023, the Company contributed 58,987 and 61,897 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $514,000 and $413,000 in fiscal years 2024 and 2023, respectively. Contributed shares are drawn from the Company’s common stock and during fiscal years 2024 and 2023, such transactions increased additional paid in capital by $455,000 and $351,000, respectively. As of April 30, 2024, the plan held a total of 495,395 shares, which were allocated to the accounts of the individual participants. As of April 30, 2023, the plan held a total of 499,328 shares, which were allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees that are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company, which the formula is based on consolidated pre-tax profits, bookings, and revenue. The incentive bonus recorded for the fiscal year ended April 30, 2024 was $489,000. The incentive bonus recorded for the fiscal year ended April 30, 2023 was $175,000.

Employee Stock Plans:

The Company has various stock plans, some of which have been approved by the Company’s stockholders, for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors. The plans are Nonqualified Stock Options plans, Incentive Stock Option plans, and Stock Appreciation Rights (“SAR”) plans. Under these plans, options or SARs are granted at the discretion of the Stock Option Committee or the Compensation Committee of the Board of Directors at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

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

As of April 30, 2024, eligible employees and directors had been granted total SARs representing approximately 2,385,000 shares of the Company’s common stock, of which approximately 86,000 shares were outstanding and approximately 86,000 shares with a weighted average exercise price of $13.01 were exercisable. There were no SARs granted during the fiscal year 2024. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan. During the fiscal year ended April 30, 2024, no employees exercised SARs and no shares were granted. There were 157,625 shares returned to the pool of available shares and may be used for future grants under the Plan. Forfeitures are recorded as they occur.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2024 and 2023:

	Stock Options and Stock Appreciation Rights
				Weighted Average
		Weighted-Average	Grant Date	Remaining	Aggregate
	Shares	Exercise Price	Fair Value	Contractual Term	Intrinsic Value
Outstanding – April 30, 2022	429,125	$9.94	$4,264,749	1.3 years	$2,141,905
Granted	-	-	-
Exercised	-	-	-
Expired or canceled	(185,500)	8.84	(1,639,970)
Outstanding – April 30, 2023	243,625	$10.77	$2,624,779	0.8 years	$1,592,089
Granted	-	-	-
Exercised	-	-	-
Expired or canceled	(157,625)	9.56	(1,506,139)
Outstanding – April 30, 2024	86,000	$13.01	$1,118,640	0.9 years	$-
Available for future grants	746,920

As of April 30, 2024 and 2023, respectively, there were no unrecognized compensation cost related to non-vested options and SARs under the plans.

During the fiscal year ended April 30, 2024 there were no shares that vested. During the fiscal year ended April 30, 2023, 35,625 shares vested, the fair value of which was approximately $106,000.

Stock-based compensation costs, for options and SARs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $0 and $2,000 for the fiscal years ended April 30, 2024 and 2023, respectively. There was no stock-based compensation expense included in selling and administrative expenses related to options and SARs during the fiscal years ended April 30, 2024 and 2023, respectively.

The Company classifies cash flows resulting from the tax benefits from tax deductions recognized upon the exercise of stock options or SARs (tax benefits) as operating cash flows. The Company did not recognize any tax benefits from the exercise of stock options and SARs for the fiscal years presented.

Restricted Stock Plan and Other Issuances:

Under the 2005 Stock Award Plan the Company began issuing Restricted Stock Units (“RSUs”) to eligible employees in fiscal year 2020. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and vests over a period of time. On the applicable vesting date, the holder of an RSU becomes entitled to share of the Company’s common stock. A portion of the RSUs awarded will vest annually until fiscal year 2028, the remaining represent awards that cliff vest in fiscal year 2029.

During the fiscal year ended April 30, 2024 and 2023, the Company issued 3,300 shares of common stock and 1,300 shares of common stock, respectively, to select employees for milestone years of service to the Company. These shares were issued under the 2005 Stock Award Plan, are shares of the Company’s common stock, and are fully vested at time of issuance.

In fiscal year 2021 the Company elected to issue Performance Stock Units (“PSUs”). The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance criteria will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance criteria, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to performance vesting conditions, prior to vesting. The PSUs awarded will vest, subject to specified performance criteria, annually until fiscal year 2028.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

Stock-based compensation costs, related to RSUs and PSUs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $487,000 and $186,000 for the fiscal years ended April 30, 2024 and 2023, respectively. Stock-based compensation expense, for RSUs and PSUs, included in selling and administrative expenses were approximately $301,000 and $200 for the fiscal years ended April 30, 2024 and 2023, respectively. The fair value of RSUs and PSUs vested were approximately $521,000 and $124,000 for the fiscal years ended April 30, 2024 and 2023, respectively.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2005 Stock Award Plan for the fiscal years ended April 30, 2024 and 2023:

		Weighted-Average
	Shares	Grant Date Fair Value
Balance – April 30, 2022	65,609	$10.26
Granted	265,000	6.29
Vested	(12,401)	10.01
Forfeited	(24,812)	9.90
Balance – April 30, 2023	293,396	$6.64
Granted	309,232	7.18
Vested	(75,497)	6.90
Forfeited	(52,562)	6.58
Balance – April 30, 2024	474,569	$6.94

As of April 30, 2024, all performance conditions related to substantially all outstanding PSUs have been met. The PSU’s will continue to vest, the same as RSUs, annually over a four year period.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, mortality rates, assumed rates of return compensation increases, and turnover rates. The actuarial assumptions used to determine deferred compensation liabilities and expense are reviewed annually and modified based on current economic conditions and trends. The discount rate used to measure obligations is based on a corporate bond rate yield curve that matches projected future benefit payments.

Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2024 was approximately $219,000. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2023 was approximately $643,000.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

13. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended April 30,
	2024	2023
Current:
Federal	$(127)	$61
State	(3)	13
Current (benefit) provision	(130)	74
Deferred:
Federal	-	-
State	-	-
Deferred tax (benefit) provision	-	-

Total (benefit) provision	$(130)	$74

The following table reconciles the reported income tax provision with the amount computed using the federal statutory income tax rate (in thousands):

	Fiscal Year Ended April 30,
	2024	2023
Statutory rate	$1,147	$(1,140)
State and local tax	167	110
Valuation allowance on deferred tax assets	(1,060)	(1,701)
Nondeductible expenses	4	(9)
Uncertain tax positions	(127)	7
Nontaxable life insurance cash value increase	(63)	(49)
Taxable life insurance gain	-	8
Capital loss	(8)	2,251
Stock compensation	106	173
Tax credits	(16)	(27)
Change in tax rate	(244)	362
Other items	(36)	89
Total (benefit) provision	$(130)	$74

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The components of deferred taxes are as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023
Deferred tax assets:
Employee benefits	$2,826	$2,739
Inventory	2,536	2,507
Accounts receivable	70	78
Tax credits	2,173	2,164
Other assets	984	1,001
Lease liability	1,547	1,834
Capital loss carry-forward	212	223
Research & development	1,104	570
Net operating loss carryforwards	6,320	8,039
Total deferred tax asset	17,772	19,155
Deferred tax liabilities:
Property, plant and equipment	(191)	(251)
Right of use asset	(1,510)	(1,773)
Other liabilities	(61)	(81)
Deferred state income tax	(791)	(771)
Net deferred tax asset	15,219	16,279
Valuation allowance	(15,227)	(16,287)
Net deferred tax liability	$(8)	$(8)

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of April 30, 2024 and 2023, we have a full valuation allowance against our U.S. net deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense.

For the fiscal year ended April 30, 2024, the valuation allowance decreased by approximately $1.1 million from the prior fiscal year primarily due a decrease in the net deferred tax asset for which no tax benefit was provided.

The Company has a net deferred tax liability related to the tax effect of differences between financial reporting and tax basis of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward periods. The utilization of indefinite lived net operating losses are limited to 80% of taxable income in an annual period.

As of April 30, 2024, the Company has U.S. federal net operating losses of $24.2 million of which $8.5 million begins to expire in fiscal years 2025 through 2038, including $2.0 million which is subject to annual limitation under Internal Revenue Code § 382. The remaining U.S. federal net operating losses of $15.7 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.8 million expires in fiscal years 2025 and 2028. U.S. federal R&D credits of $1.0 million begin to expire in fiscal years 2036 through 2040. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2024	2023
Balance at the beginning of the fiscal year	$230	$230
Additions based on positions taken in the current year	-	-
Additions based on positions taken in prior years	-	-
Decreases based on positions taken in prior years	-	-
Lapse in statute of limitations	(119)	-
Balance at the end of the fiscal year	$111	$230

The entire amount reflected in the above table at April 30, 2024, if recognized, would reduce our effective tax rate. As of April 30, 2024, and 2023, the Company had $0 and $8,325, respectively, accrued for the payment of interest and penalties. For the fiscal years ended April 30, 2024 and 2023, the Company recognized interest of $(8,325) and $7,149, respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes $0 will be recognized in the next twelve months.

The Company is subject to taxation in the U.S. federal, various state and local, and foreign jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2020 and prior. Net operating losses and tax attributes generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The table below presents information about reported segments for each of the years ended April 30, 2024 and 2023, respectively, with reconciliation of segment amounts to consolidated amounts as reported in the consolidated statements of operations or the consolidated balance sheets for each of the fiscal years (in thousands):

	For the Fiscal Years Ended April 30,
	2024	2023
Revenues:
FEI-NY	$40,261	$32,314
FEI-Zyfer	18,138	9,932
Less intersegment revenues	(3,125)	(1,469)
Consolidated revenues	$55,274	$40,777

Operating income (loss):
FEI-NY	$2,410	$(4,234)
FEI-Zyfer	3,295	(160)
Less intersegment	(179)	68
Corporate	(507)	(346)
Consolidated operating income (loss)	$5,019	$(4,672)

	For the Fiscal Years Ended April 30,
	2024	2023

Identifiable assets:
FEI-NY	$36,512	$39,005
FEI-Zyfer	15,696	10,699
less intersegment balances	(237)	(58)
Corporate	31,282	24,850
Consolidated identifiable assets	$83,253	$74,496

Depreciation and amortization (allocated):
FEI-NY	$1,944	$2,229
FEI-Zyfer	180	205
Corporate	-	-
Consolidated depreciation and amortization expense	$2,124	$2,434

Major Customers

The Company’s products are sold to both commercial and governmental customers. For the fiscal years ended April 30, 2024 and 2023, approximately 98% and 95%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In the fiscal year ended April 30, 2024, revenues from four customers of the FEI-NY segment, which each accounted for more than 10% of that segment’s revenues, were $7.5 million, $10.9 million, $4.7 million, and $4.5 million. In the fiscal year ended April 30, 2023, revenues from four customers of the FEI-NY segment, which each accounted for more than 10% of that segment’s revenues, were $7.3 million, $5.8 million, $5.1 million, and $4.0 million. In the FEI-Zyfer segment, two customers, which each accounted for more than 10% of that segment’s revenues, were $4.2 million and $5.2 million in the fiscal year ended April 30, 2024. In the fiscal year ended April 30, 2023, revenues from two customers of the FEI-Zyfer segment, which each accounted for more than 10% of that segment’s revenues, were $4.0 million and $1.5 million.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

The loss by the Company of any one of these customers would have a material adverse effect on the Company’s business. The Company believes its relationship with these customers is mutually satisfactory. Sales to the major customers referenced above can include commercial and governmental end users.

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. For the fiscal years ended April 30, 2024 and 2023, revenues, based on the location of the procurement entity were derived from the following locations (in thousands):

	For the Fiscal Years Ended April 30,
	2024	2023
Domestic	$53,185	$39,564
Foreign	2,089	1,213
	$55,274	$40,777

As of April 30, 2024 and 2023, there were no material foreign sales to one specific foreign country.

15. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. For some limited products, the warranty period has been extended. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of April 30, 2024 and 2023, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2024	2023
Balance at beginning of year	$529	$519
Warranty costs incurred	(390)	(499)
Product warranty accrual	403	509
Balance at end of year	$542	$529

16. Accumulated Other Comprehensive Income (Loss)

The Company did not have Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of April 30, 2024 and 2023, and there was no change in AOCI during the fiscal year ended April 30, 2024. Changes in the AOCI during the fiscal year ended April 30, 2023 were as follows (in thousands):

	Change in
	Market Value
	of Marketable
	Securities
Balance April 30, 2022, net of taxes		$(440)
Items of other comprehensive income (loss) before reclassification, pretax		(344)
Tax effect		165
Items of other comprehensive income (loss) before reclassification, net of taxes		(179)
Reclassification adjustments, pretax **	784
Tax effect	(165)	619
Total other comprehensive income (loss), net of taxes		440
Balance April 30, 2023, net of taxes		$-

**The reclassification adjustments represent net realized (gains) losses on the sale or redemption of available-for-sale marketable securities that were reclassified from AOCI to Other income (expense), net.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2024 and 2023

17. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions.  As of April 30, 2024, the Company was not a party to any litigation in which an unfavorable outcome or material claim is probable or in which losses associated with the litigation can be reasonably estimated.

18. Subsequent Event

On July 22, 2024 the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend is payable on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. Based on the current number of shares outstanding, the total amount of the special dividend payment will be approximately $9.4 million.

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

In connection with the filing of this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Company’s chief executive officer and chief financial officer have concluded that, because of the material weakness in internal control over financial reporting disclosed below, as of April 30, 2024, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2024, because of the material weakness in internal control over financial reporting discussed below.

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

In the course of preparing the Company’s consolidated financial statements as of April 30, 2024 and for the year then ended, management identified a material weakness in internal control over the calculation of loss provision accruals in contracts with customers. The Company’s controls over loss provision accruals were not sufficiently designed to capture previously recognized contract losses when calculating the required balance of loss provision accruals as of the end of the reporting period. The errors resulting from this material weakness did not cause material misstatements in previously issued annual or interim financial statements. Such errors were corrected prior to the issuance of the Company’s consolidated financial statements as of April 30, 2024 and for the year then ended. If not remediated timely, the deficiency described above could result in a material misstatement in future annual or interim consolidated financial statements.

The Company concluded that the item noted above constituted a material weakness in the Company’s internal control over financial reporting as of April 30, 2024.

Notwithstanding the existence of the material weakness described above, management believes that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

Plan to Remediate Material Weakness

The Company is currently in the process of remediating the material weakness and has taken actions to address the underlying causes of the material weakness including improving controls over the calculation of loss provision accruals. The Company has updated its method of calculating loss provision accruals by considering previously recognized contract losses. The Company has also started to implement enhanced review, reconciliation, and monitoring controls over loss provision accruals and its underlying calculations. The Company intends to remediate these deficiencies as soon as possible and believes these actions will be sufficient to remediate the identified material weaknesses and strengthen the Company's internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, management may determine that additional measures or modifications to the remediation plan are necessary to address the material weakness. Moreover, the Company cannot provide assurance that additional material weaknesses will not arise in the future.

Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting.

Other than the material weakness described above, there has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2024, for the annual meeting of stockholders to be held on or about October 8, 2024 (the “2024 Proxy Statement”). See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2024 Proxy Statement. The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required pursuant to this item is incorporated herein by reference from the Company’s 2024 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required pursuant to this item is incorporated herein by reference from the Company’s 2024 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities		Number of securities
	to be issued upon exercise		remaining available for
	of outstanding options,	Weighted-average	future issuance under
	warrants and rights	exercise price of	equity compensation plans
	and vesting of	outstanding options,	(excluding securities
Plan Category	RSU's and PSU's	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	566,569	$13.01	746,920

(1)	The Company’s equity compensation plans are described in Note 12 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required pursuant to this item is incorporated herein by reference from the Company’s 2024 Proxy Statement under “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required pursuant to this item is incorporated herein by reference from the Company’s 2024 Proxy Statement under “Appointment of Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

Page(s)
Report of Independent Registered Public Accounting Firm (GRANT THORNTON LLP.; Melville, NY; PCAOB ID#248)	25-26

Report of Independent Registered Public Accounting Firm (BDO USA, P.A.; New York, NY; PCAOB ID#243)	27

Consolidated Balance Sheets
- April 30, 2024 and 2023	28

Consolidated Statements of Operations and Comprehensive Income (Loss)
- Years ended April 30, 2024 and 2023	29

Consolidated Statements of Cash Flows
- Years ended April 30, 2024 and 2023	30-31

Consolidated Statements of Changes in Stockholders’ Equity
- Years ended April 30, 2024 and 2023	32

Notes to Consolidated Financial Statements	33-51

(2) EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.9*	Employment Agreement effective as of May 1, 2018, between Stanton Sloane and the Registrant	(21)

10.10	Promissory Note, dated April 12, 2020, by and between Registrant and JPMorgan Chase Bank, N.A.	(23)

16.1	Letter from BDO USA, P.C. (formerly BDO USA, P.A.), dated July 31, 2023	(25)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of GRANT THORNTON LLP	Filed herewith

23.2	Consent of BDO USA, P.C. (formerly BDO USA, P.A.)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Frequency Electronics, Inc. Clawback Policy	Filed herewith

101

The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2024 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

104	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as Exhibit 3.2 to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
(3)	[Intentionally Omitted]
(4)	[Intentionally Omitted]
(5)	Filed with the SEC as Exhibit 3.3 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as Exhibit 3.4 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1988, which exhibit is incorporated herein by reference.
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

(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	[Intentionally Omitted]
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 16.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on August 1, 2023, which exhibit is incorporated herein by reference.

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

Dated: August 2, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	August 2, 2024
Jonathan Brolin

/s/ Richard Schwartz	Director	August 2, 2024
Richard Schwartz

/s/ Russell M. Sarachek	Chairman of the Board	August 2, 2024
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	August 2, 2024
Lance W. Lord