Form 10-Q
period 2024-07-31
FREQUENCY ELECTRONICS INC
filed 2024-09-13
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of September 11, 2024 – 9,566,918

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	July 31,	April 30,
	2024	2024
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$16,201	$18,320
Accounts receivable, net of allowances of $110 at July 31, 2024 and April 30, 2024	5,922	4,614
Contract assets	10,817	10,523
Inventories	24,308	23,431
Prepaid income taxes	-	37
Prepaid expenses and other	1,977	1,196
Total current assets	59,225	58,121
Property, plant, and equipment, net	6,304	6,438
Goodwill	617	617
Cash surrender value of life insurance	10,379	10,221
Right-of-use assets – operating leases	5,646	6,036
Restricted cash	1,217	945
Other assets	876	875
Total assets	$84,264	$83,253

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,553	$2,348
Accrued liabilities	4,938	4,765
Loss provision accrual	234	404
Dividend payable	9,567	-
Income taxes payable	79	-
Operating lease liability – current portion	1,468	1,640
Contract liabilities	20,854	21,639
Total current liabilities	38,693	30,796
Deferred compensation	8,050	8,088
Deferred taxes	18	8
Operating lease liability – non-current portion	4,301	4,545
Total liabilities	51,062	43,437

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,568 shares issued and 9,562 shares outstanding at July 31, 2024; 9,512 shares issued and 9,511 shares outstanding at April 30, 2024	9,568	9,512
Additional paid-in capital	41,296	50,334
Accumulated deficit	(17,597)	(20,027)
Common stock reacquired and held in treasury - at cost (5 shares at July 31, 2024 and 1 share at April 30, 2024)	(65)	(3)
Total stockholders’ equity	33,202	39,816
Total liabilities and stockholders’ equity	$84,264	$83,253

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2024	2023
Condensed Consolidated Statements of Operations
Revenues	$15,077	$12,408
Cost of revenues	8,379	7,540
Gross margin	6,698	4,868
Selling and administrative expenses	2,845	2,302
Research and development expenses	1,488	506
Operating income	2,365	2,060

Other income (expense):
Income on investments	224	20
Interest expense	(26)	(31)
Income before provision for income taxes	2,563	2,049
Provision for income taxes	133	7
Net income	$2,430	$2,042

Net income per common share:
Basic and diluted income per share	$0.25	$0.22

Weighted average shares outstanding:
Basic and diluted	9,538	9,384

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,430	$2,042
Non-cash charges to earnings	1,266	1,462
Net changes in operating assets and liabilities	(5,216)	(6,305)
Net cash used in operating activities	(1,520)	(2,801)

Cash flows from investing activities:
Purchase of fixed assets	(327)	(187)
Net cash used in investing activities	(327)	(187)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents and restricted cash	(1,847)	(2,988)

Cash and cash equivalents and restricted cash at beginning of period	19,265	12,049

Cash and cash equivalents and restricted cash at end of period	$17,418	$9,061

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$30
Income Taxes	$7	$4

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three months ended July 31, 2024 and 2023

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816
Contribution of stock to 401(k) plan	26,457	26	215	-	-	-	-	241
Stock-based compensation expense	27,815	28	316	-			-	344
Shares withheld on employee taxes on vested equity awards	-	-	-	-	4,569	(62)	-	(62)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	1,819	2	(2)	-	-	-	-	-
Dividends payable	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	2,430	-	-	-	2,430
Balance at July 31, 2024	9,567,651	$9,568	$41,296	$(17,597)	5,310	$(65)	$-	$33,202

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of July 31, 2024 and the results of its operations, changes in stockholders’ equity for the three months ended July 31, 2024 and 2023, and cash flows for the three months ended July 31, 2024 and 2023. The April 30, 2024 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed on August 2, 2024 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted income per share (“EPS”) for the three months ended July 31, 2024 and 2023, respectively, were as follows:

	Three months ended July 31,
	2024	2023
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	9,538,339	9,384,375
Effect of dilutive securities	**	**
Diluted EPS shares outstanding	9,538,339	9,384,375

** For the three months ended July 31, 2024 and 2023, dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three months ended July 31, 2024 were 76,000 shares. The exercisable shares excluded for the three months ended July 31, 2023 were 155,000 shares.

On July 22, 2024 the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. The total amount of the special dividend payment was approximately $9.6 million.

NOTE C – CONTRACT ASSETS AND LIABILITIES

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. During the three months ended July 31, 2024, we recognized $7.7 million of our contract liabilities at April 30, 2024 as revenue. During the three months ended July 31, 2023, we recognized $3.7 million of our contract liabilities at April 30, 2023 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Total contract losses for three months ended July 31, 2024 and 2023 were approximately $6,000 and $139,000, respectively. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

NOTE D –EMPLOYEE BENEFIT PLANS

During the three months ended July 31, 2024, the Company made contributions of 26,457 shares of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three months ended July 31, 2023, the Company made contributions of 17,013 shares of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred compensation expense charged to selling and administrative expenses during the three months ended July 31, 2024, was approximately $143,000, inclusive of approximately $27,000 of interest expense. Payments made related to deferred compensation were approximately $179,000 for the same period. Deferred compensation expense charged to selling and administrative expenses during the three months ended July 31, 2023, was approximately $138,000, inclusive of approximately $38,000 of interest expense. Payments made related to deferred compensation were approximately $185,000 for the same period.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	July 31, 2024	April 30, 2024
Raw materials and component parts	$15,218	$14,939
Work in progress	8,627	8,035
Finished goods	463	457
	$24,308	$23,431

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

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	July 31, 2024	April 30, 2024
Assets
Right-of-use assets - operating leases	$5,646	$6,036

Liabilities
Operating lease liabilities, current portion	1,468	1,640
Operating lease liabilities, non-current portion	4,301	4,545
Total lease liabilities	$5,769	$6,185

Total operating lease expense was $0.5 million for both the three months ended July 31, 2024 and 2023, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below reconciles the undiscounted cash flows for each of the first four fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of July 31, 2024:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2025	$1,175
2026	1,363
2027	964
2028	1,262
2029	1,389
Thereafter	587
Total lease payments	6,740
Less imputed interest	(971)
Present value of future lease payments	5,769
Less current obligations under leases	(1,468)
Long-term lease obligations	4,301

As of July 31, 2024 and 2023, the weighted-average remaining lease term for all operating leases was 4.81 years and 5.43 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of July 31, 2024 and 2023, was 6.34% and 6.23%, respectively.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accounting policies of the two segments are the same as those described in “Note 1. Summary of Accounting Policies” to the consolidated financial statements included in the Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit (loss), which is defined as income before income on investments, interest expense, and taxes. All acquired assets, including intangible assets, are included in the assets of the applicable reporting segment.

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Three Months Ended July 31,
	2024	2023
Revenues:
FEI-NY	$10,975	$9,490
FEI-Zyfer	4,272	3,267
less intersegment revenues	(170)	(349)
Consolidated revenues	$15,077	$12,408

Operating income:
FEI-NY	$1,377	$1,481
FEI-Zyfer	1,140	678
less intersegment margin	(15)	(61)
Corporate	(137)	(38)
Consolidated operating income	$2,365	$2,060

	July 31, 2024	April 30, 2024
Identifiable assets:
FEI-NY	$38,641	$36,512
FEI-Zyfer	15,683	15,696
less intersegment balances	(252)	(237)
Corporate	30,192	31,282
Consolidated identifiable assets	$84,264	$83,253

Total revenue recognized over time as Percentage of Completion (“POC”) and Passage of Title (“POT”) was approximately $14.5 million and $0.6 million, respectively, of the $15.1 million reported for the three months ended July 31, 2024. Total revenue recognized over time as POC and POT was approximately $11.7 million and $0.7 million, respectively, of the $12.4 million reported for the three months ended July 31, 2023. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended July 31,
	2024			2023
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$10,507	$468	$10,975	$8,675	$815	$9,490
FEI-Zyfer	4,001	271	4,272	3,047	220	3,267
Intersegment	-	(170)	(170)	-	(349)	(349)
Revenue	$14,508	$569	$15,077	$11,722	$686	$12,408

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended July 31,
	2024	2023
Revenues by product line:
Satellite revenue	$8,263	$4,858
Government non-space revenue	6,270	6,878
Other commercial & industrial revenue	544	672
Consolidated revenues	$15,077	$12,408

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was written of in fiscal year 2022. The carrying value of this investment is $0 as of July 31, 2024 and April 30, 2024.

During the three months ended July 31, 2024 and 2023, the Company did not acquire any product from Morion. During the three months ended July 31, 2024 and 2023, the Company did not receive dividends from Morion.

Purchases of materials from Morion consist mainly of quartz crystal blanks which are used in the fabrication of quartz resonators. In the event that these items become unavailable from Morion, the Company is in the process of establishing alternate sources of supply. The Company is also capable of fabricating the crystal blanks in-house.

NOTE I – RESTRICTED CASH

As of July 31, 2024 restricted cash consisted of approximately $1.2 million related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. As of April 30, 2024 restricted cash consisted of approximately $945,000 related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	July 31, 2024	April 30, 2024
Cash and cash equivalents	$16,201	$18,320
Restricted cash	1,217	945
Total cash and cash equivalents and restricted cash	$17,418	$19,265

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

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of July 31, 2024, and April 30, 2024, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense. It is reasonably possible the existing valuation allowance will be reduced within the next 12 months.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Quarterly Report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, including the U.S government, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, competitive developments, changes in manufacturing and transportation costs, the availability of capital, and the outcome of any litigation and arbitration proceedings. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”) include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2024.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2024 and 2023, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three Months ended July 31,
	2024	2023
Revenues
FEI-NY	72.8%	76.5%
FEI-Zyfer	28.3	26.3
Less intersegment revenues	(1.1)	(2.8)
	100.0	100.0
Cost of revenues	55.6	60.8
Gross margin	44.4	39.2
Selling and administrative expenses	18.9	18.6
Research and development expenses	9.8	4.1
Operating income	15.7	16.5
Other expense, net	1.3	(0.1)
Provision for income taxes	0.9	0.1
Net income	16.1%	16.5%

Revenues

	Three months ended July 31,
	(in thousands)
Segment	2024	2023	Change
FEI-NY	$10,975	$9,490	$1,485	15.6%
FEI-Zyfer	4,272	3,267	1,005	30.8
Intersegment revenues	(170)	(349)	179	(51.3)
	$15,077	$12,408	$2,669	21.5%

For the three months ended July 31, 2024, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 55% of consolidated revenues compared to approximately 39% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the percentage-of-completion (“POC”) method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 42% of consolidated revenues for the three months ended July, 31, 2024 compared to approximately 55% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended July 31, 2024 accounted for approximately 3% of consolidated revenue compared to 5% in the same period of the prior fiscal year. The significant increase in revenue for this quarter, compared to the same quarter in the previous fiscal year, was reflected in both segments and primarily related to an increase of approximately $3.4 million in sales from space U.S. Government customers, partially offset by a decrease of approximately $0.5 million in sales from non-space U.S. government customers.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three Months ended July 31,
	(in thousands)
	2024	2023	Change
	$6,698	$4,868	$1,830	37.6%
GM Rate	44.4%	39.2%

For the three months ended July 31, 2024, gross margin (“GM”) increased and GM Rate increased compared to the same period in the prior fiscal year. The GM increased mainly due to increased revenue and the GM Rate increased due to revenue from newer programs with higher margins as older programs with lower margins are near completion. Additionally, during the three months ended July 31, 2024, there were a greater number of smaller jobs that were completed at higher margins, as compared to the prior fiscal year period.

Selling, General, and Administrative Expenses

Three Months ended July 31,
(in thousands)
2024	2023	Change
$2,845	$2,302	$543	23.6%

Selling, general, and administrative (“SG&A”) expenses were approximately 19% of consolidated revenues for both the three months ended July 31, 2024 and 2023. The increase in SG&A expense during the three months ended July 31, 2024 was related to an increase in payroll related expenses.

Research and Development Expenses

Three Months ended July 31,
(in thousands)
2024	2023	Change
$1,488	$506	$982	194.1%

Research and Development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The change in R&D expenditures for the three months ended July 31, 2024, as compared to the prior year quarter, was primarily due to a focus on advances and modernization of products. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art, however we expect the actual quarterly spend to vary.

Operating Income

Three Months ended July 31,
(in thousands)
2024	2023	Change
$2,365	$2,060	$305	14.8%

For the three months ended July 31, 2024, operating income increased due to higher revenue and GM percentage, partially offset by higher R&D expenses.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense), net

	Three Months ended July 31,
	(in thousands)
	2024	2023	Change
Income on investments	$224	$20	$204	1,020.0%
Interest expense	(26)	(31)	5	(16.1)%
	$198	$(11)	$209	(1,900.0)%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.2 million of investment income for the three months ended July 31, 2024 was from unrealized gains on assets held in the Frequency Electronics, Inc. Deferred Compensation Trust .

Provision for Income Tax

Three Months ended July 31,
(in thousands)
2024	2023	Change
$133	$7	$126	1,800.0%

	Three Months ended July 31,
	2024	2023
Effective tax rate on pre-tax book loss:	5.2%	0.3%

The estimated annual effective tax rate for the fiscal year ending April 30, 2025 is 4.98%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets. It is reasonably possible the existing valuation allowance will be reduced within the next 12 months.

For the three months ended July 31, 2024, the Company recorded an income tax provision of $132,930 which includes a discrete tax income expense of $5,355. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes. For the three months ended July 31, 2023, the Company recorded an income tax provision of $6,894.

The effective tax rate for the three months ended July 31, 2024 was an income tax provision of 5.19% on pretax income of $2.6 million compared to an income tax provision of .3% on pretax income of $2.0 million in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the valuation allowance, permanent differences, a change in the uncertain tax position liability and state income taxes.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $20.5 million at July 31, 2024 and $27.3 million at April 30, 2024. Included in working capital at July 31, 2024 and April 30, 2024 was $16.2 million and $18.3 million, respectively, of cash and cash equivalents. The Company’s current ratio was 1.5 to 1 at July 31, 2024 compared to 1.9 to 1 as of April 30, 2024.

Net cash used in operating activities for the three months ended July 31, 2024 and 2023 was approximately $1.5 million and $2.8 million, respectively. The decrease in net cash used in operating activities in the first three months of fiscal 2025 as compared to the prior fiscal year period was mainly due to increase in inventories partially offset by increased operating income. For the three months ended July 31, 2024 and 2023, the Company incurred approximately $1.3 million and $1.5 million, respectively, of non-cash operating expenses including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2024 was approximately $0.3 million compared to net cash provided by investing activities of approximately $0.2 million for the three months ended July 31, 2023. The Company acquired property, plant, and equipment in the amount of approximately $0.3 million and $0.2 million for the three month periods ended July 31, 2024 and 2023, respectively.

There were no financing activities for the three months ended July 31, 2024 or the three months ended July 31, 2023.

On July 22, 2024 the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. The total amount of the special dividend payment was approximately $9.6 million.

The Company has been authorized by its Board of Directors to repurchase up to $5.0 million worth of shares of its common stock when appropriate opportunities arise. On July 31, 2024, the Company repurchased 4,569 shares of outstanding common stock at $13.60 per share. As of July 31, 2024, the Company has repurchased approximately $4.0 million of its common stock out of the $5 million authorization, the majority of which has since been reissued. For the three months ended July 31, 2023, there were no repurchases of shares.

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

As of July 31, 2024, the Company’s consolidated funded backlog was approximately $70 million compared to approximately $78 million at April 30, 2024. Approximately 65% of the backlog, as of July 31, 2024, is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least September 16, 2025 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting disclosed below, as of July 31, 2024, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Material Weakness on Internal Control Over Financial Reporting

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

In the course of preparing the Company’s consolidated financial statements as of April 30, 2024 and for the year then ended, management identified a material weakness in internal control over the calculation of loss provision accruals in contracts with customers. The Company’s controls over loss provision accruals were not sufficiently designed to capture previously recognized contract losses when calculating the required balance of loss provision accruals as of the end of the reporting period. The errors resulting from this material weakness did not cause material misstatements in previously issued annual or interim financial statements. Such errors were corrected prior to the issuance of the Company’s consolidated financial statements as of April 30, 2024 and for the year then ended. If not remediated timely, the deficiency described above could result in a material misstatement to the future annual or interim consolidated financial statements.

The Company concluded that the item noted above constituted a material weakness in the Company’s internal control over financial reporting as of April 30, 2024.

Notwithstanding the existence of the material weakness described above, management believes that the audited consolidated financial statements included in the Form 10-K fairly presented, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal control over financial reporting to remediate the material weaknesses discussed above. Except as noted above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2024 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

Item 5. Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           FREQUENCY ELECTRONICS, INC.

Dated: September 13, 2024

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)