Form 10-Q
period 2024-10-31
FREQUENCY ELECTRONICS INC
filed 2024-12-16
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 11, 2024 – 9,611,441

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	October 31,	April 30,
	2024	2024
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$9,698	$18,320
Accounts receivable, net of allowances of $110 at October 31, 2024 and April 30, 2024	4,088	4,614
Contract assets	12,092	10,523
Inventories	25,480	23,431
Prepaid income taxes	12	37
Prepaid expenses and other	1,578	1,196
Total current assets	52,948	58,121
Property, plant, and equipment, net	6,274	6,438
Goodwill	617	617
Cash surrender value of life insurance	10,443	10,221
Right-of-use assets – operating leases	5,276	6,036
Restricted cash	1,342	945
Other assets	875	875
Total assets	$77,775	$83,253

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,330	$2,348
Accrued liabilities	3,975	4,765
Loss provision accrual	244	404
Income taxes payable	-	-
Operating lease liability - current portion	1,301	1,640
Contract liabilities	22,659	21,639
Total current liabilities	29,509	30,796
Deferred compensation	8,011	8,088
Deferred taxes	19	8
Operating lease liability – non-current portion	4,044	4,545
Total liabilities	41,583	43,437

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,621 shares issued and 9,604 shares outstanding at October 31, 2024; 9,512 shares issued and 9,511 shares outstanding at April 30, 2024	9,617	9,512
Additional paid-in capital	41,683	50,334
Accumulated deficit	(14,943)	(20,027)
Common stock reacquired and held in treasury - at cost (13 shares at October 31, 2024 and 1 share at April 30, 2024)	(165)	(3)
Total stockholders’ equity	36,192	39,816
Total liabilities and stockholders’ equity	$77,775	$83,253

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations
Revenues	$15,820	$13,575	$30,898	$25,984
Cost of revenues	8,201	9,245	16,580	16,786
Gross margin	7,619	4,330	14,318	9,198
Selling and administrative expenses	3,388	2,552	6,234	4,853
Research and development expenses	1,613	840	3,101	1,347
Operating income	2,618	938	4,983	2,998

Other income (expense):
Investment income (expense)	203	(106)	427	(86)
Interest expense	(27)	(29)	(53)	(60)
Other expense, net	(1)	-	(1)	-
Income before provision for income taxes	2,793	803	5,356	2,852
Provision for income taxes	139	6	272	13
Net income	$2,654	$797	$5,084	$2,839

Net income per common share:
Basic and diluted income per share	$0.28	$0.08	$0.53	$0.30

Weighted average shares outstanding:
Basic and diluted	9,585	9,399	9,562	9,392

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,084	$2,839
Non-cash charges to earnings	2,534	2,191
Net changes in operating assets and liabilities	(5,266)	(8,011)
Net cash provided by (used in) operating activities	2,352	(2,981)

Cash flows from investing activities:
Purchase of property, plant, and equipment, and other assets	(848)	(360)
Net cash used in investing activities	(848)	(360)

Cash flows from financing activities:
Payment of dividend	(9,567)	-
Purchase of Treasury stock	(162)	-
Net cash used in financing activities	(9,729)	-

Net decrease in cash and cash equivalents and restricted cash	(8,225)	(3,341)

Cash and cash equivalents and restricted cash at beginning of period	19,265	12,049

Cash and cash equivalents and restricted cash at end of period	$11,040	$8,708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53	$60
Income taxes	$45	9

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six months ended October 31, 2024 and 2023

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816
Contribution of stock to 401(k) plan	26,457	26	215	-	-	-	-	241
Stock-based compensation expense	27,815	28	316	-	-	-	-	344
Shares withheld on employee taxes on vested equity awards	-	-	-	-	4,569	(62)	-	(62)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	1,819	2	(2)	-	-	-	-	-
Dividends payable	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	2,430	-	-	-	2,430
Balance at July 31, 2024	9,567,651	$9,568	$41,296	$(17,597)	5,310	$(65)	$-	$33,202
Contribution of stock to 401(k) plan	17,577	17	195	-	-	-	-	212
Stock-based compensation expense	32,127	32	192	-	-	-	-	224
Shares withheld on employee taxes on vested equity awards	-	-	-	-	7,893	(100)	-	(100)
Dividends payable	-	-	9,567	-	-	-	-	9,567
Dividends paid	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	2,654	-	-	-	2,654
Balance at October 31, 2024	9,617,355	$9,617	$41,683	$(14,943)	13,203	$(165)	$-	$36,192

			Additional		Treasury stock		Accumulated other
	Common Stock		paid in	Accumulated	(at cost)		comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169
Contribution of stock to 401(k) plan	12,885	13	75	-	-	-	-	88
Stock-based compensation expense	750	1	201	-	-	-	-	202
Net income	-	-	-	797	-	-	-	797
Balance at October 31, 2023	9,404,424	$9,405	$49,636	$(22,782)	741	$(3)	$-	$36,256

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of October 31, 2024 and the results of its operations, changes in stockholders’ equity for the three and six months ended October 31, 2024 and 2023, and cash flows for the six months ended October 31, 2024 and 2023. The April 30, 2024 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed on August 2, 2024 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted income per share (“EPS”) for the three and six months ended October 31, 2024 and 2023, respectively, were as follows:

	Periods ended October 31,
	Three months		Six months
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	9,585,357	9,399,052	9,561,848	9,391,714
Effect of dilutive securities	**	**	**	**
Diluted EPS shares outstanding	9,585,357	9,399,052	9,561,848	9,391,714

** For the three and six months ended October 31, 2024 and 2023, dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three and six months ended October 31, 2024 were 76,000 shares. The exercisable shares excluded for the three and six months ended October 31, 2023 were 97,000 shares.

On July 22, 2024 the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. The total amount of the special dividend payment was approximately $9.6 million.

NOTE C – CONTRACT ASSETS AND LIABILITIES

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. During the three and six months ended October 31, 2024, we recognized $8.3 million and $16.0 million, respectively, of our contract liabilities at April 30, 2024 as revenue. During the three and six months ended October 31, 2023, we recognized $4.4 million and $8.1 million, respectively, of our contract liabilities at April 30, 2023 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Contract losses for three and six months ended October 31, 2024 were approximately $0.2 million in both periods, offset by a loss reduction of approximately $0.3 million, mostly related to additional funding. Total contract losses for three and six months ended October 31, 2023 were approximately $1.4 million and $1.5 million, respectively. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D – EMPLOYEE BENEFIT PLANS

During the three and six months ended October 31, 2024, the Company made contributions of 17,577 shares and 44,034 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three and six months ended October 31, 2023, the Company made contributions of 12,885 shares and 29,898 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2024, was approximately $140,000 and $283,000, respectively. Payments made related to deferred compensation, inclusive of approximately $26,000 and $53,000, respectively, of interest expense, were approximately $179,000 and $358,000 for the same periods. Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2023, was approximately $109,000 and $217,000, respectively. Payments made related to deferred compensation, inclusive of approximately $29,000 and $60,000, respectively, of interest expense were approximately $175,000 and $361,000 for the same periods.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	October 31, 2024	April 30, 2024
Raw materials and component parts	$15,515	$14,939
Work in progress	9,431	8,035
Finished goods	534	457
	$25,480	$23,431

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

The table below presents right-of-use (“ROU”) assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	October 31, 2024	April 30, 2024
Assets
Operating lease ROU assets	$5,276	$6,036

Liabilities
Operating lease liabilities (short-term)	1,301	1,640
Operating lease liabilities (long-term)	4,044	4,545
Total lease liabilities	$5,345	$6,185

Total operating lease expense was $0.5 million and $0.9 million for the three and six months ended October 31, 2024, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $0.5 million and $0.9 million for the three and six months ended October 31, 2023, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The maturities of lease liabilities at October 31, 2024 are as follows:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2025	$662
2026	1,362
2027	964
2028	1,262
2029	1,389
Thereafter	587
Total lease payments	6,226
Less imputed interest	(881)
Present value of future lease payments	5,345
Less current obligations under leases	(1,301)
Long-term lease obligations	4,044

As of October 31, 2024 and 2023, the weighted-average remaining lease term for all operating leases was 4.70 years and 5.27 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of October 31, 2024 and 2023, was 6.38% and 6.28%, respectively.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accounting policies of the two segments are the same as those described in “Note 1. Summary of Accounting Policies” to the consolidated financial statements included in the Form 10-K. The Company evaluates the performance of its segments and allocates resources to them based on operating profit (loss). Investment income (expense), interest expense, and other expense, net, as reported in the Condensed Consolidated Statement of Operations and Comprehensive Income, are not allocated to or disclosed for each reportable segment and reconcile segment operating income (loss) to income before provision of income taxes. All acquired assets, including intangible assets, are included in the assets of the applicable reporting segment.

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended October 31,
	Three months		Six months
	2024	2023	2024	2023
Revenues:
FEI-NY	$11,518	$9,271	$22,494	$18,762
FEI-Zyfer	4,559	4,756	8,831	8,023
less intersegment revenues	(257)	(452)	(427)	(801)
Consolidated revenues	$15,820	$13,575	$30,898	$25,984

Operating income:
FEI-NY	$2,402	$(231)	$3,779	$1,249
FEI-Zyfer	253	1,484	1,393	2,163
less intersegment profit	164	(79)	149	(140)
Corporate	(201)	(236)	(338)	(274)
Consolidated operating income	$2,618	$938	$4,983	$2,998

	October 31, 2024	April 30, 2024
Identifiable assets:
FEI-NY	$38,607	$36,512
FEI-Zyfer	15,622	15,696
less intersegment balances	(88)	(237)
Corporate	23,634	31,282
Consolidated identifiable assets	$77,775	$83,253

Total revenue recognized over time as Percentage of Completion (“POC”) and Passage of Title (“POT”) was approximately $15.1 million and $0.7 million, respectively, of the $15.8 million reported for the three months ended October 31, 2024. Total revenue recognized over time as POC and POT was approximately $29.6 million and $1.3 million, respectively, of the $30.9 million reported for the six months ended October 31, 2024. Total revenue recognized over time as POC and POT was approximately $12.3 million and $1.3 million, respectively, of the $13.6 million reported for the three months ended October 31, 2023. Total revenue recognized over time as POC and POT was approximately $24.0 million and $2.0 million, respectively, of the $26.0 million reported for the six months ended October 31, 2023. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended October 31,
	2024			2023
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$10,842	$676	$11,518	$7,894	$1,377	$9,271
FEI-Zyfer	4,282	277	4,559	4,402	354	4,756
Intersegment	-	(257)	(257)	-	(452)	(452)
Revenues	$15,124	$696	$15,820	$12,296	$1,279	$13,575

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended October 31,
	2024			2023
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$21,349	$1,145	$22,494	$16,569	$2,193	$18,762
FEI-Zyfer	8,283	548	8,831	7,449	574	8,023
Intersegment	-	(427)	(427)	-	(801)	(801)
Revenues	$29,632	$1,266	$30,898	$24,018	$1,966	$25,984

	Periods ended October 31,
	Three months		Six months
	2024	2023	2024	2023
Revenues by product line:
Satellite revenue	$9,390	$4,664	$17,653	$9,522
Government non-space revenue	5,839	8,201	12,110	15,080
Other commercial & industrial revenue	591	710	1,135	1,382
Consolidated revenues	$15,820	$13,575	$30,898	$25,984

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also previously licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was entirely written of in fiscal year 2022. Accordingly, the carrying value of this investment was $0 as of October 31, 2024 and April 30, 2024.

During the three and six months ended October 31, 2024 and 2023, the Company did not acquire any product from Morion. During the three and six months ended October 31, 2024 and 2023, the Company did not receive dividends from Morion.

Prior purchases of materials from Morion consisted mainly of quartz crystal blanks, which were used in the fabrication of quartz resonators. However, on October 30, 2024, the U.S. Department of Treasury’s Office of Foreign Assets Control designated Morion as a Specially Designated National, resulting in the blocking of all Morion property and property interests. As a result, the Company has terminated all commercial relationships with Morion, including the licensing of technology to Morion and the purchase of any products from Morion. The Company has established alternate sources of supply with respect to items previously acquired from Morion. The Company is also capable of fabricating the crystal blanks in-house.

NOTE I – RESTRICTED CASH

As of October 31, 2024 restricted cash consisted of approximately $1.3 million related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. As of April 30, 2024 restricted cash consisted of approximately $945,000 related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	October 31, 2024	April 30, 2024
Cash and cash equivalents	$9,698	$18,320
Restricted cash	1,342	945
Total cash and cash equivalents and restricted cash	$11,040	$19,265

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

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. As of October 31, 2024, and April 30, 2024, the Company maintained a full valuation allowance against its deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense. It is reasonably possible the existing valuation allowance will be reduced within the next 12 months.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Quarterly Report on Form 10-Q regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, including the U.S government, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, other supply chain related issues, increasing costs for materials, operating related expenses, competitive developments, changes in manufacturing and transportation costs, the availability of capital, the outcome of any litigation and arbitration proceedings, and failure to maintain an effective system of internal controls over financial reporting.. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”) include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and six months ended October 31, 2024.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

RESULTS OF OPERATIONS

The table below sets forth for the three and six months ended October 31, 2024 and 2023, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Six months
	Periods ended October 31,
	2024	2023	2024	2023
Revenues
FEI-NY	72.8%	68.3%	72.8%	72.2%
FEI-Zyfer	28.8	35.0	28.6	30.9
Less intersegment revenues	(1.6)	(3.3)	(1.4)	(3.1)
	100.0	100.0	100.0	100.0
Cost of revenues	51.8	68.1	53.7	64.6
Gross margin	48.2	31.9	46.3	35.4
Selling and administrative expenses	21.4	18.8	20.2	18.7
Research and development expenses	10.2	6.2	10.0	5.2
Operating income	16.6	6.9	16.1	11.5
Other expense, net	1.1	(1.0)	1.2	(0.7)
Provision for income taxes	0.9	-	0.9	0.1
Net income	16.8%	5.9%	16.4%	10.9%

Revenues

	Three months				Six months
	Periods ended October 31,
	(in thousands)
Segment	2024	2023	Change		2024	2023	Change
FEI-NY	$11,518	$9,271	$2,247	24.2%	$22,494	$18,762	$3,732	19.9%
FEI-Zyfer	4,559	4,756	(197)	(4.1)	8,831	8,023	808	10.1
Intersegment revenues	(257)	(452)	195	(43.1)	(427)	(801)	374	(46.7)
	$15,820	$13,575	$2,245	16.5%	$30,898	$25,984	$4,914	18.9%

For the three months ended October 31, 2024, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 59% of consolidated revenues compared to approximately 34% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the percentage-of-completion (“POC”) method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 37% of consolidated revenues for the three months ended October, 31, 2024 compared to approximately 60% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended October 31, 2024 accounted for approximately 4% of consolidated revenue compared to 5% in the same period of the prior fiscal year. The significant increase in revenue for this quarter, compared to the same quarter in the previous fiscal year, was reflected in the FEI-NY segment and was related an increase of approximately $3.8 million in sales to U.S. Government space customers.

For the six months ended October 31, 2024, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 57% of consolidated revenues compared to approximately 37% of consolidated revenues during this same period in the prior fiscal year. Revenues from non-space U.S. Government/DOD customers accounted for approximately 39% of consolidated revenues for the six months ended October, 31, 2024 compared to approximately 58% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the six months ended October 31, 2024 accounted for approximately 4% of consolidated revenue compared to 5% in the same period of the prior fiscal year. The significant increase in revenue for this six month period, compared to the same period in the previous fiscal year, was reflected in the satellite segment and primarily related to an increase in contract awards from prior periods that moved into production during the six months ended October 31, 2024.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Gross Margin

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2024	2023	Change		2024	2023	Change
	$7,619	$4,330	$3,289	76.0%	$14,318	$9,198	$5,120	55.7%
Gross margin rate	48.2%	31.9%			46.3%	35.4%

For the three months ended October 31, 2024, both gross margin (“GM”) and GM rate increased compared to the same period in the prior fiscal year. The increase in GM was mainly due to an increase in revenue and the GM rate increase was mainly attributable to a large space program that completed a major milestone in its production. As a result of the completed milestone, risk was mitigated, allowing the release of costs relating to this program, which caused a higher GM for the quarter. For the six months ended October 31, 2024, both GM and GM Rate increased compared to the same period in the prior fiscal year. This is partially due to the program mentioned above that completed a major milestone during the quarter ended October 31, 2024, as well as a significant number of smaller jobs that were completed at higher margins during the six months ended October 31, 2024. As a result, the residual older low margin programs had a smaller impact on results.

Selling, General, and Administrative Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$3,388	$2,552	$836	32.8%	$6,234	$4,853	$1,381	28.4%

For the three months ended October 31, 2024 and 2023, selling, general, and administrative (“SG&A”) expenses were approximately 21% and 19%, respectively, of consolidated revenues. For the six months ended October 31, 2024 and 2023, SG&A expenses were approximately 20% and 19%, respectively, of consolidated revenues. The increase in SG&A expense during the three and six months ended October 31, 2024, was mainly related to an increase in payroll related expenses, costs from the re-alignment of employees from overhead to SG&A, and costs related to Frequency Electronics’ first Quantum Summit in October 2024. The Company believes the costs related to SG&A will remain fairly consistent throughout the remainder of fiscal year 2025.

Research and Development Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$1,613	$840	$773	92.0%	$3,101	$1,347	$1,754	130.2%

Research and Development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The change in R&D expenditures for the three and six months ended October 31, 2024, as compared to the prior year periods, was primarily due to a focus on advances and modernization of products. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art, however we expect the actual quarterly spend to vary.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Income

Three months				Six months
Periods ended October 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$2,618	$938	$1,680	179.1%	$4,983	$2,998	$1,985	66.2%

For the three and six months ended October 31, 2024, operating income increased due to higher revenue and GM percentage, partially offset by higher R&D expenses. The increase is partially due to a large space program that completed a major milestone in its production during the three months ended October 31, 2024, as discussed above, however, the increase is also the result of the successful efforts of the Company to complete complex programs and to work more efficiently in bidding, building and testing our products. The Company believes the improved operating income results for the first half of this fiscal year are a tangible outcome of these efforts. The Company seeks to continue to implement changes to further improve its performance.

Other Income (Expense), net

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2024	2023	Change		2024	2023	Change
Investment (expense) income	$203	$(106)	$309	(291.5)%	$427	$(86)	$513	(596.5)%
Interest expense	(27)	(29)	2	(6.9)%	(53)	(60)	7	(11.7)%
Other income (expense), net	(1)	-	(1)	100.0%	(1)	-	(1)	100.0%
	$175	$(135)	$310	(229.6)%	$373	$(146)	$519	(355.5)%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.2 million and $0.4 million of investment income for the three and six months ended October 31, 2024, respectively, was from unrealized gains on assets held in the Frequency Electronics, Inc. Deferred Compensation Trust.

Provision for Income Tax

Three months				Six months
Periods ended October 31,
(in thousands)
2024	2023	Change		2024	2023	Change
$139	$6	$133	2,216.7%	$272	$13	$259	1,992.3%

	Three months		Six months
	Periods ended October 31,
	2024	2023	2024	2023
Effective tax rate on pre-tax book income:	5.0%	0.7%	5.1%	0.5%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The estimated annual effective tax rate for the fiscal year ending April 30, 2025 is 5.15%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. The Company maintains a full valuation allowance against its deferred tax assets. It is reasonably possible the existing valuation allowance will be reduced within the next 12 months.

For the three months ended October 31, 2024, the Company recorded an income tax provision of $138,592 which includes a discrete tax income benefit of $9,577. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes. For the three months ended October 31, 2023, the Company recorded an income tax provision of $6,000.

For the six months ended October 31, 2024, the Company recorded an income tax provision of $271,522 which includes a discrete tax benefit of $4,222. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes. For the six months ended October 31, 2023, the Company recorded an income tax provision of $13,000.

The effective tax rate for the three months ended October 31, 2024 was an income tax provision of 4.96% on pretax income of $2.8 million compared to an income tax provision of .7% on pretax income of $0.8 million in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the valuation allowance, permanent differences, a change in the uncertain tax position liability and state income taxes.

The effective six months ended October 31, 2024 was an income tax provision of 5.07% on pretax income of $5.4 million compared to an income tax provision of 0.5% on pretax income of $2.9 million in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the valuation allowance, permanent differences, a change in the uncertain tax position liability and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $23.4 million at October 31, 2024 and $27.3 million at April 30, 2024. Included in working capital at October 31, 2024 and April 30, 2024 was $9.7 million and $18.3 million, respectively, of cash and cash equivalents. The Company’s current ratio was 1.8 to 1 at October 31, 2024 compared to 1.9 to 1 as of April 30, 2024.

Net cash provided by operating activities for the six months ended October 31, 2024 was approximately $2.4 million and net cash used in operating activities for the six months ended October 31, 2023 was $2.9 million. The increase in net cash provided by operating activities in the first six months of fiscal 2025 as compared to the prior fiscal year period was mainly due to an increase in operating income partially offset by increases in inventories levels. For the six months ended October 31, 2024 and 2023, the Company incurred approximately $2.5 million and $2.2 million, respectively, of non-cash operating expenses including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2024 and 2023 was approximately $0.8 million and $0.4 million, respectively. The Company acquired property, plant, and equipment in the amount of approximately $0.8 million and $0.4 million for the six month periods ended October 31, 2024 and 2023, respectively.

Net cash used in financing activities for the six months ended October 31, 2024 was $9.7 million, of which $9.6 million was related to a dividend payout special cash dividend of $1.00 per share of common stock paid on August 29, 2024. There were no financing activities for the six months ended October 31, 2023.

The Company has been authorized by its Board of Directors to repurchase up to $5.0 million worth of shares of its common stock when appropriate opportunities arise. During the six months ended October 31, 2024, the Company repurchased 4,569 shares and 7,893 shares of outstanding common stock at $13.60 per share and $12.62 per share, respectively. As of October 31, 2024, the Company has repurchased approximately $3.6 million of its common stock out of the $5 million authorization, the majority of which has since been reissued. For the six months ended October 31, 2023, there were no repurchases of shares.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

As of October 31, 2024, the Company’s consolidated funded backlog was approximately $81 million compared to approximately $78 million at April 30, 2024. Approximately 65% of the backlog, as of October 31, 2024, is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least December 16, 2025 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting disclosed below, as of October 31, 2024, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal control over financial reporting to remediate the material weaknesses discussed above. Except as noted above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2024 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In March 2005 the Company was authorized by the Board of Directors to repurchase up to $5.0 million worth of shares of its common stock.

The following table presents the share-repurchase activity for the quarter ended October 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
August 1 - 31, 2024	-	-	-	$1,453,862
September 1 - 30, 2024	-	-	-	$1,453,862
October 1 - 31, 2024	7,893	$12.62	7,893	$1,354,252
Total	7,893		7,893	$1,354,252

(1)

Shares withheld are from stock-based awards to satisfy required tax withholding obligations for the month of October 2024. There were no shares withheld during the months of August 2024 and September 2024.

Item 5. Other Information

During the three and six months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1 -	Frequency Electronics, Inc. Stock Award Plan (incorporated by reference to Frequency Electronics, Inc.’s Current Report on Form 8-K filed on October 9, 2024 (File No. 001-08061).

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-

The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          FREQUENCY ELECTRONICS, INC.

Dated: December 16, 2024

By: /s/ Thomas McClelland

Thomas McClelland

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steven L. Bernstein

Steven L. Bernstein

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)