Form 10-Q
period 2025-01-31
FREQUENCY ELECTRONICS INC
filed 2025-03-17
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of March 13, 2025 – 9,676,513

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	January 31,	April 30,
	2025	2024
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$5,516	$18,320
Accounts receivable, net of allowances of $110 at January 31, 2025 and April 30, 2024	3,872	4,614
Contract assets	14,009	10,523
Inventories	25,412	23,431
Prepaid income taxes	46	37
Prepaid expenses and other	1,293	1,196
Total current assets	50,148	58,121
Property, plant, and equipment, net	6,144	6,438
Goodwill	617	617
Cash surrender value of life insurance	10,526	10,221
Deferred taxes	11,836	-
Right-of-use assets – operating leases	4,926	6,036
Restricted cash	1,355	945
Other assets	875	875
Total assets	$86,427	$83,253

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,217	$2,348
Accrued liabilities	5,011	4,765
Loss provision accrual	207	404
Operating lease liability - current portion	1,209	1,640
Contract liabilities	15,218	21,639
Total current liabilities	22,862	30,796
Deferred compensation	7,943	8,088
Deferred taxes	-	8
Operating lease liability – non-current portion	3,787	4,545
Total liabilities	34,592	43,437

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,697 shares issued and 9,675 shares outstanding at January 31, 2025; 9,512 shares issued and 9,511 shares outstanding at April 30, 2024	9,697	9,512
Additional paid-in capital	42,026	50,334
Retained earnings (accumulated deficit)	462	(20,027)
Common stock reacquired and held in treasury - at cost (22 shares at January 31, 2025 and 1 share at April 30, 2024)	(350)	(3)
Total stockholders’ equity	51,835	39,816
Total liabilities and stockholders’ equity	$86,427	$83,253

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations
Revenues	$18,927	$13,714	$49,825	$39,698
Cost of revenues	10,642	10,610	27,222	27,396
Gross margin	8,285	3,104	22,603	12,302
Selling and administrative expenses	3,380	2,619	9,614	7,473
Research and development expenses	1,436	958	4,536	2,304
Operating income (loss)	3,469	(473)	8,453	2,525

Other income (expense):
Investment income	138	636	564	549
Interest expense	(26)	(27)	(79)	(86)
Other expense, net	-	-	(1)	-
Income before (benefit) provision for income taxes	3,581	136	8,937	2,988
(Benefit) provision for income taxes	(11,824)	6	(11,552)	19
Net income	$15,405	$130	$20,489	$2,969

Net income per common share:
Basic income per share	$1.60	$0.01	$2.14	$0.32
Diluted income per share	$1.60	$0.01	$2.14	$0.32

Weighted average shares outstanding:
Basic	9,632	9,440	9,585	9,408
Diluted	9,632	9,440	9,589	9,408

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,489	$2,969
Non-cash charges to earnings	(7,638)	3,081
Net changes in operating assets and liabilities	(14,124)	(4,824)
Net cash (used in) provided by operating activities	(1,273)	1,226

Cash flows from investing activities:
Purchase of property, plant, and equipment, and other assets	(1,177)	(671)
Net used in investing activities	(1,177)	(671)

Cash flows from financing activities:
Payment of dividend	(9,567)	-
Purchase of treasury stock	(377)	-
Net cash used in financing activities	(9,944)	-

Net (decrease) increase in cash and cash equivalents and restricted cash	(12,394)	555

Cash and cash equivalents and restricted cash at beginning of period	19,265	12,049

Cash and cash equivalents and restricted cash at end of period	$6,871	$12,604

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79	$88
Income taxes	$310	13

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended January 31, 2025

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional paid in	Retained earnings (accumulated	Treasury stock (at cost)		Accumulated other comprehensive Income
	Shares	Amount	capital	deficit)	Shares	Amount	(loss)	Total
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816
Contribution of stock to 401(k) plan	26,457	26	215	-	-	-	-	241
Stock-based compensation expense	27,815	28	316	-	-	-	-	344
Shares withheld on employee taxes on vested equity awards	-	-	-	-	4,569	(62)	-	(62)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	1,819	2	(2)	-	-	-	-	-
Dividends payable	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	2,430	-	-	-	2,430
Balance at July 31, 2024	9,567,651	$9,568	$41,296	$(17,597)	5,310	$(65)	$-	33,202
Contribution of stock to 401(k) plan	17,577	17	195	-	-	-	-	212
Stock-based compensation expense	32,127	32	192	-	-	-	-	224
Shares withheld on employee taxes on vested equity awards	-	-	-	-	7,893	(100)	-	(100)
Dividends payable	-	-	9,567	-	-	-	-	9,567
Dividends paid	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	2,654	-	-	-	2,654
Balance at October 31, 2024	9,617,355	$9,617	$41,683	$(14,943)	13,203	$(165)	$-	$36,192
Contribution of stock to 401(k) plan	7,850	8	137	-	-	-	-	145
Stock-based compensation expense	72,003	72	236	-	-	-	-	308
Shares withheld on employee taxes on vested equity awards	-	-	-	-	11,802	(215)	-	(215)
Exercise of stock options and stock appreciation rights - net of shares tendered for exercise price	-	-	(30)	-	(2,737)	30	-	-
Net income	-	-	-	15,405	-	-	-	15,405
Balance at January 31, 2025	9,697,208	$9,697	$42,026	$462	22,268	$(350)	$-	$51,835

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months ended January 31, 2024

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional paid in	Accumulated	Treasury stock (at cost)		Accumulated other comprehensive Income
	Shares	Amount	capital	Deficit	Shares	Amount	(loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	17,013	17	96	-	-	-	-	113
Stock-based compensation expense	-	-	128	-	-	-	-	128
Net income	-	-	-	2,042	-	-	-	2,042
Balance at July 31, 2023	9,390,789	$9,391	$49,360	$(23,579)	741	$(3)	$-	$35,169
Contribution of stock to 401(k) plan	12,885	13	75	-	-	-	-	88
Stock-based compensation expense	750	1	201	-	-	-	-	202
Net income	-	-	-	797	-	-	-	797
Balance at October 31, 2023	9,404,424	$9,405	$49,636	$(22,782)	741	$(3)	$-	$36,256
Contribution of stock to 401(k) plan	5,364	5	55	-	-	-	-	60
Stock-based compensation expense	77,272	77	150	-	-	-	-	227
Net income	-	-	-	130	-	-	-	130
Balance at January 31, 2024	9,487,060	$9,487	$49,841	$(22,652)	741	$(3)	$-	$36,673

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of January 31, 2025 and the results of its operations, changes in stockholders’ equity for the three and nine months ended January 31, 2025 and 2024, and cash flows for the nine months ended January 31, 2025 and 2024.  The April 30, 2024 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed on August 2, 2024 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share (“EPS”) for the three and nine months ended January 31, 2025 and 2024, respectively, were as follows:

	Periods ended January 31,
	Three months		Nine months
	2025	2024	2025	2024
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,632,309	9,439,939	9,585,330	9,407,789
Effect of Dilutive Securities	**	**	3,496	**
Diluted EPS Shares outstanding	9,632,309	9,439,939	9,588,826	9,407,789

** For the three months ended January 31, 2025 and 2024, and the nine months ended January 31, 2024, dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. There were no shares excluded for the three months ended January 31, 2025. For the nine months ended January 31, 2025, 66,000 exercisable shares were excluded. For the three and nine months ended January 31, 2024, 86,000 exercisable shares were excluded.

On July 22, 2024, the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. The total amount of the special dividend payment was approximately $9.6 million.

NOTE C – CONTRACT ASSETS AND LIABILITIES

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. During the three and nine months ended January 31, 2025, we recognized $10.2 million and $26.2 million, respectively, of our contract liabilities at April 30, 2024 as revenue. During the three and nine months ended January 31, 2024, we recognized $8.6 million and $12.3 million, respectively, of our contract liabilities at April 30, 2023 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. Contract losses for three months ended January 31, 2025 were approximately $0.4 million, and the nine months ended January 31, 2025 were approximately $0.6 million, offset by a loss reduction of approximately $0.3 million, mostly related to additional funding. Total contract losses for three and nine months ended January 31, 2024 were approximately $0.6 million and $2.1 million, respectively. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D –EMPLOYEE BENEFIT PLANS

During the three and nine months ended January 31, 2025, the Company made contributions of 7,850 shares and 51,884 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three and nine months ended January 31, 2024, the Company made contributions of 5,364 shares and 35,262 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three and nine months ended January 31, 2025, was approximately $142,000 and $425,000, respectively. Payments made related to deferred compensation, inclusive of approximately $26,000 and $79,000, respectively, of interest expense, were approximately $183,000 and $541,000 for the same periods. Deferred compensation expense charged to selling and administrative expenses during the three and nine months ended January 31, 2024, was approximately $109,000 and $325,000, respectively. Payments made related to deferred compensation, inclusive of approximately $28,000 and $88,000, respectively, of interest expense, were approximately $175,000 and $536,000 for the same periods.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost and net realizable value, consisted of the following (in thousands):

	January 31, 2025	April 30, 2024
Raw materials and component parts	$15,379	$14,939
Work in progress	9,577	8,035
Finished goods	456	457
	$25,412	$23,431

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

The table below presents right-of-use (“ROU”) assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	January 31, 2025	April 30, 2024
Assets
Operating lease ROU assets	$4,926	$6,036

Liabilities
Operating lease liabilities (short-term)	1,209	1,640
Operating lease liabilities (long-term)	3,787	4,545
Total lease liabilities	$4,996	$6,185

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total operating lease expense was $0.4 million and $1.4 million for the three and nine months ended January 31, 2025, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $0.5 million and $1.4 million for the three and nine months ended January 31, 2024, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations.

The maturities of lease liabilities at January 31, 2025 are as follows:

Fiscal Year Ending April 30,
(in thousands)
Remainder of 2025	$230
2026	1,362
2027	964
2028	1,262
2029	1,389
Thereafter	587
Total lease payments	5,794
Less imputed interest	(798)
Present value of future lease payments	4,996
Less current obligations under leases	(1,209)
Long-term lease obligations	$3,787

As of January 31, 2025 and 2024, the weighted-average remaining lease term for all operating leases was 4.54 years and 5.12 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of January 31, 2025 and 2024, was 6.40% and 6.31%, respectively.

The Company has future operating lease payments of approximately $4.0 million related to a lease that has not yet commenced and was entered into as of December 23, 2024. Such lease payments are not included in the table above or the Company’s condensed consolidated financial position as operating lease ROU assets and operating lease liabilities. The operating lease payments are anticipated to commence in the fourth quarter of 2025 and continue for approximately 5 years.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company measures segment performance based on total revenues and profits generated by each geographic location rather than on the specific types of customers or end-users.  Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s Chief operating decision maker views the business.

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

The tables below present information about reported segments with reconciliation of segment amounts to consolidated amounts as reported in the condensed consolidated statements of operations or the consolidated balance sheets for each of the periods (in thousands):

	Periods ended January 31,
	Three months		Nine months
	2025	2024	2025	2024
Revenues:
FEI-NY	$14,463	$11,610	$36,984	$30,372
FEI-Zyfer	5,027	3,403	13,858	11,426
less intersegment revenues	(563)	(1,299)	(1,017)	(2,100)
Consolidated revenues	$18,927	$13,714	$49,825	$39,698

Operating income (loss):
FEI-NY	$3,546	$762	$7,326	$2,012
FEI-Zyfer	96	(1,170)	1,489	993
less intersegment revenues	(34)	(23)	115	(164)
Corporate	(139)	(42)	(477)	(316)
Consolidated operating income (loss)	$3,469	$(473)	$8,453	$2,525

	January 31, 2025	April 30, 2024
Identifiable assets:
FEI-NY	$37,784	$36,512
FEI-Zyfer	17,646	15,696
less intersegment balances	(122)	(237)
Corporate	31,119	31,282
Consolidated identifiable assets	$86,427	$83,253

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total revenue recognized over time as Percentage of Completion (“POC”) and Passage of Title (“POT”) was approximately $17.7 million and $1.3 million, respectively, of the $18.9 million reported for the three months ended January 31, 2025. Total revenue recognized over time as POC and POT was approximately $47.3 million and $2.5 million, respectively, of the $49.8 million reported for the nine months ended January 31, 2025. Total revenue recognized over time as POC and POT was approximately $12.9 million and $0.8 million, respectively, of the $13.7 million reported for the three months ended January 31, 2024. Total revenue recognized over time as POC and POT was approximately $37.0 million and $2.7 million, respectively, of the $39.7 million reported for the nine months ended January 31, 2024. The amounts by segment and product line were as follows (in thousands):

	Three Months Ended January 31,
	2025			2024
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$13,596	$867	$14,463	$9,687	$1,923	$11,610
FEI-Zyfer	4,055	972	5,027	3,260	143	3,403
Intersegment	-	(563)	(563)	-	(1,299)	(1,299)
Revenue	$17,651	$1,276	$18,927	$12,947	$767	$13,714

	Nine Months Ended January 31,
	2025			2024
	POC	POT	Total	POC	POT	Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
FEI-NY	$34,945	$2,039	$36,984	$26,256	$4,116	$30,372
FEI-Zyfer	12,338	1,520	13,858	10,709	717	11,426
Intersegment	-	(1,017)	(1,017)	-	(2,100)	(2,100)
Revenue	$47,283	$2,542	$49,825	$36,965	$2,733	$39,698

	Periods ended January 31,
	Three months		Nine months
	2025	2024	2025	2024
Revenues by product line:
Satellite revenue	$11,190	$6,805	$28,843	$16,328
Government non-space revenue	7,370	5,988	19,507	21,068
Other commercial & industrial revenue	367	921	1,475	2,302
Consolidated revenues	$18,927	$13,714	$49,825	$39,698

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also previously licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was entirely written off in fiscal year 2022. Accordingly, the carrying value of this investment was $0 as of January 31, 2025 and April 30, 2024.

During the three and nine months ended January 31, 2025, the Company did not acquire any product from Morion. During the three and nine months ended January 31, 2024, the Company acquired product from Morion in the aggregate amount of approximately $89,000 for both periods. During the three and nine months ended January 31, 2025 and 2024, the Company did not receive dividends from Morion.

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

NOTE I – RESTRICTED CASH

As of January 31, 2025, restricted cash consisted of approximately $1.4 million primarily related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. As of April 30, 2024, restricted cash consisted of approximately $945,000 related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	January 31, 2025	April 30, 2024
Cash and cash equivalents	$5,516	$18,320
Restricted cash	1,355	945
Total cash and cash equivalents and restricted cash	$6,871	$19,265

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect on its consolidated financial statements when adopted in fiscal year 2025 but does not expect the effect to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to annually disclose categories in the effective tax rate reconciliation and additional information about income taxes paid. The new guidance is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have to the financial statements and related disclosures.

NOTE K – DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. During the three months ended January 31, 2025, the Company reduced its valuation allowance and recognized a discrete tax benefit of $11.8 million, resulting in an income tax benefit of 330.6% and 132.8% for the three and nine months ended January 31, 2025. A significant component of objective evidence evaluated was the cumulative income or loss incurred over the three-year period ended January 31, 2025. We considered other positive evidence in determining the need for a valuation allowance including utilization of net operating loss carryforwards and a reduction of the net deferred tax asset, our backlog, and sufficient projections of future taxable income that support the more-likely-than-not realization of the existing deferred tax asset and the remaining net operating loss carryforward. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance. As a result of the positive evidence outweighing the negative evidence for the period ended January 31, 2025, we released the valuation allowance on the U.S. federal and state deferred tax items that the Company expects to realize.

As of January 31, 2025, the Company maintains a valuation allowance of $1.3 million against certain deferred tax assets including state tax credits and capital losses because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include but are not limited to, our inability to integrate operations and personnel, actions by significant customers or competitors, general domestic and international economic conditions, reliance on key customers, including the U.S government, continued acceptance of the Company’s products in the marketplace, competitive factors, new products and technological changes, product prices and raw material costs, dependence upon third-party vendors, other supply chain related issues, increasing costs for materials, operating related expenses, competitive developments, changes in manufacturing and transportation costs, the availability of capital, the outcome of any litigation and arbitration proceedings, and failure to maintain an effective system of internal controls over financial reporting. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”) include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and nine months ended January 31, 2025.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Income Taxes

We are subject to income taxes in the U.S. and significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

Our provision for or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

RESULTS OF OPERATIONS

The table below sets forth for the three and nine months ended January 31, 2025 and 2024, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Nine months
	Periods ended January 31,
	2025	2024	2025	2024
Revenues
FEI-NY	76.4%	84.7%	74.2%	76.5%
FEI-Zyfer	26.6	24.8	27.8	28.8
Less intersegment revenues	(3.0)	(9.5)	(2.0)	(5.3)
	100.0	100.0	100.0	100.0
Cost of revenues	56.2	77.4	54.6	69.0
Gross margin	43.8	22.6	45.4	31.0
Selling and administrative expenses	17.9	19.1	19.3	18.8
Research and development expenses	7.6	7.0	9.1	5.8
Operating income (loss)	18.3	(3.5)	17.0	6.4
Other income, net	0.6	4.4	0.9	1.2
(Benefit) provision for income taxes	(62.5)	-	(23.2)	-
Net income	81.4%	0.9%	41.1%	7.6%

Revenues

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
Segment	2025	2024	Change		2025	2024	Change
FEI-NY	$14,463	$11,610	$2,853	24.6%	$36,984	$30,372	$6,612	21.8%
FEI-Zyfer	5,027	3,403	1,624	47.7	13,858	11,426	2,432	21.3
Intersegment revenues	(563)	(1,299)	736	(56.7)	(1,017)	(2,100)	1,083	(51.6)
	$18,927	$13,714	$5,213	38.0%	$49,825	$39,698	$10,127	25.5%

For the three months ended January 31, 2025, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 59% of consolidated revenues compared to approximately 50% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the percentage-of-completion (“POC”) method.  Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 39% of consolidated revenues for the three months ended January, 31, 2025 compared to approximately 44% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended January 31, 2025 accounted for approximately 2% of consolidated revenue compared to 7% in the same period of the prior fiscal year. The significant increase in revenue for the quarter ended January 31, 2025, compared to the same quarter in the previous fiscal year, was reflected in both the FEI-NY and FEI-Zyfer segments and was related to an increase of approximately $4.4 million in sales to U.S. Government space customers and an increase of approximately $1.4 million in sales to Government non-space customers, partially offset by a decrease of approximately $0.6 million in other commercial and industrial revenues.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

For the nine months ended January 31, 2025, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 58% of consolidated revenues compared to approximately 41% of consolidated revenues during this same period in the prior fiscal year. Revenues from non-space U.S. Government/DOD customers accounted for approximately 39% of consolidated revenues for the nine months ended January, 31, 2025 compared to approximately 53% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the nine months ended January 31, 2025 accounted for approximately 3% of consolidated revenue compared to 6% in the same period of the prior fiscal year. The significant increase in revenue for the nine month period ended January 31, 2025, compared to the same period in the previous fiscal year, and was reflected predominately in U.S. Government satellite programs.

Gross Margin

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2025	2024	Change		2025	2024	Change
	$8,285	$3,104	$5,181	166.9%	$22,603	$12,302	$10,301	83.7%
Gross margin rate	43.8%	22.6%			45.4%	31.0%

For the three months ended January 31, 2025, both gross margin (“GM”) and GM rate increased compared to the same period in the prior fiscal year. The increase in GM was mainly due to an increase in revenue and the GM rate increase was mainly attributable to a large space program that completed a major milestone in its production. The completed milestone, and related mitigation of risk, resulted in a higher GM on this program for the quarter. For the nine months ended January 31, 2025, both GM and GM Rate increased compared to the same period in the prior fiscal year. This is partially due to the large space program mentioned above that completed major milestones during the nine months ended January 31, 2025.

Selling, General, and Administrative Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$3,380	$2,619	$761	29.1%	$9,614	$7,473	$2,141	28.6%

For the three months ended January 31, 2025 and 2024, selling, general, and administrative (“SG&A”) expenses were approximately 18% and 19%, respectively, of consolidated revenues. For the nine months ended January 31, 2025 and 2024, SG&A expenses were approximately 19%, of consolidated revenues in both periods. The increase in SG&A expense during the three and nine months ended January 31, 2025, was mainly related to an increase in payroll related expenses including stock compensation and incentive accruals based upon Company performance, costs from the re-alignment of employees from overhead to SG&A, and costs related to Frequency Electronics’ first Quantum Summit in October 2024. The Company believes the costs related to SG&A will remain fairly consistent throughout the remainder of fiscal year 2025.

Research and Development Expenses

Three months				Nine months
Periods ended January 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$1,436	$958	$478	49.9%	$4,536	$2,304	$2,232	96.9%

Research and Development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and enhance future competitiveness. The change in R&D expenditures for the three and nine months ended January 31, 2025, as compared to the prior year periods, was primarily due to a focus on advances and modernization of products. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art, however, we expect the actual quarterly spend to vary.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Income (Loss)

Three months				Nine months
Periods ended January 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$3,469	$(473)	$3,942	(833.4)%	$8,453	$2,525	$5,928	(234.8)%

For the three and nine months ended January 31, 2025, operating income increased due to higher revenue and GM percentage, partially offset by higher R&D expenses. The increase is partially due to a large space program that completed major milestones in its production during the nine months ended January 31, 2025, as discussed above, however, the increase is also the result of the successful efforts of the Company to complete complex programs and to work more efficiently in bidding, building and testing our products. The Company believes the improved operating income results for the first nine months of this fiscal year are a tangible outcome of these efforts. The Company seeks to continue to implement changes to further improve its performance.

Other Income (Expense), net

	Three months				Nine months
	Periods ended January 31,
	(in thousands)
	2025	2024	Change		2025	2024	Change
Investment income, net	$138	$636	$(498)	78.3%	$564	$549	$15	(2.7)%
Interest expense	(26)	(27)	1	(3.7)%	(79)	(86)	7	(8.1)%
Other expense, net	-	-	-	-%	(1)	-	(1)	100.0%
	$112	$609	$(497)	(81.6)%	$484	$463	$21	4.5%

Other income (expense), net is derived from various sources. The income can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.1 million and $0.6 million of investment income for the three and nine months ended January 31, 2025, respectively, was from interest income and unrealized gains on assets held in the Frequency Electronics, Inc. Deferred Compensation Trust.

(Benefit) Provision for Income Tax

Three months				Nine months
Periods ended January 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$(11,824)	$6	$(11,830)	(197,166.7)%	$(11,552)	$19	$(11,571)	(60,900.0)%

	Three months		Nine months
	Periods ended January 31,
	2025	2024	2025	2024
Effective tax rate on pre-tax book income (loss):	(330.2)%	4.4%	(129.3)%	0.6%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Concluding that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years.

The change in estimate occurred in Q3 2025 because Frequency no longer has cumulative losses in recent years due to significant earnings in Q3 2025. The positive evidence that led to the Q3 2025 release of the valuation allowance includes (i) objectively verifiable cumulative earnings as of January 31, 2025, (ii) utilization of net operating loss carryforwards and a reduction of the net deferred tax asset, (iii) a backlog of $73 million, and (iv) sufficient projections of future taxable income that support the more-likely-than-not realization of the existing deferred tax asset and the remaining net operating loss carryforward. The projections of future taxable income are considered objectively verifiable positive evidence because the Company has demonstrated a sustained return to profitability as of Q3 2025. The Company maintains a valuation allowance of $1.3 million against certain deferred tax assets including state tax credits and capital loss carryforwards because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. The Company will continue to evaluate the realizability of its net deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of January 31, 2025, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

Under the accounting for income taxes guidance, the change in the valuation allowance may be reflected in the annual estimated effective tax rate or recognized discretely in the interim period, or both. The Company recognized the reduction in the valuation allowance in both the annual estimated effective tax rate and discretely in Q3 2025. The estimated annual effective tax rate for the fiscal year ending April 30, 2025 is 3.54%. This calculation reflects estimated income tax expense based on our current year annual pretax income forecast which is offset by the estimated change in the current year valuation allowance. During the three months ended January 31, 2025, the Company reduced its valuation allowance and recognized a discrete income tax benefit of $11.8 million resulting in an income tax benefit of 330.6% and 132.8% for the three and nine months ended January 31, 2025.

For the three months ended January 31, 2025, the Company recorded an income tax benefit of $11.8 million which includes a discrete tax income benefit of $11.9 million. The discrete tax benefit is primarily due to the reduction in the valuation allowance. The calculation of the overall income tax benefit consists of a discrete tax benefit for the release of the valuation allowance offset by current U.S. federal and state income taxes. For the three months ended January 31, 2024, the Company recorded an income tax provision of $6,000.

For the nine months ended January 31, 2025, the Company recorded an income tax benefit of $11.6 million which includes a discrete tax benefit of $11.9 million. The calculation of the overall income tax provision consists of a discrete tax benefit for the release of the valuation allowance offset by current U.S. federal and state income taxes. For the nine months ended January 31, 2024, the Company recorded an income tax provision of $19,000.

The effective tax rate for the three months ended January 31, 2025 was an income tax benefit of 330.2% on pretax income of $3.6 million compared to an income tax provision of 4.4% on pretax income of $0.1 million in the comparable prior fiscal year period. The effective tax rate for the three months ended January 31, 2025 differs from the U.S. federal statutory rate of 21% primarily due to the release of the valuation allowance.

The effective tax rate for the nine months ended January 31, 2025 was an income tax benefit of 129.3% on pretax income of $8.9 million compared to an income tax provision of 0.6% on pretax income of $3.0 million in the comparable prior fiscal year period. The effective tax rate for the nine months ended January 31, 2025 differs from the U.S. federal statutory rate of 21% primarily due to the release of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $27.3 million at January 31, 2025 and at April 30, 2024.  Included in working capital at January 31, 2025 and April 30, 2024 was $5.5 million and $18.3 million, respectively, of cash and cash equivalents.  The Company’s current ratio was 2.2 to 1 at January 31, 2025 compared to 1.9 to 1 as of April 30, 2024.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Net cash used in operating activities for the nine months ended January 31, 2025 was approximately $1.3 million and net cash provided by operating activities for the nine months ended January 31, 2024 was approximately $1.2 million.  The increase in net cash used in operating activities in the first nine months of fiscal 2025 as compared to the prior fiscal year period was primarily due to an increase in operating income offset by increases in deferred tax assets, accounts receivable, and inventories levels.  For the nine months ended January 31, 2025 and 2024, the Company incurred approximately $4.2 million and $3.1 million, respectively, of non-cash operating expenses including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the nine months ended January 31, 2025 and 2024 was approximately $1.2 million and $0.7 million, respectively. The Company acquired property, plant, and equipment in the amount of approximately $1.2 million and $0.7 million for the nine month periods ended January 31, 2025 and 2024, respectively.

Net cash used in financing activities for the nine months ended January 31, 2025 was $9.9 million, of which $9.6 million was related to a special cash dividend payment of $1.00 per share of common stock paid on August 29, 2024. There were no financing activities for the nine months ended January 31, 2024.

The Company has been authorized by its Board of Directors to repurchase up to $5.0 million worth of shares of its common stock when appropriate opportunities arise.  During the nine months ended January 31, 2025, the Company acquired 24,264 shares, at a weighted average share price of $15.55 per share, from withholdings pursuant to RSU tax repayments. As of January 31, 2025, the Company has repurchased approximately $3.9 million of its common stock out of the $5.0 million authorization. For the nine months ended January 31, 2024, there were no repurchases of shares.

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

As of January 31, 2025, the Company’s consolidated funded backlog was approximately $73 million compared to approximately $78 million at April 30, 2024.  Approximately 65% of the backlog, as of January 31, 2025, is expected to be realized in the next twelve months.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least March 17, 2026 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting disclosed below, as of January 31, 2025, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

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

Plan to Remediate Material Weakness

The Company is currently in the process of remediating the material weakness and has taken actions to address the underlying causes of the material weakness including improving controls over the calculation of loss provision accruals. The Company has updated its method of calculating loss provision accruals by considering previously recognized contract losses. The Company has also started to implement enhanced review, reconciliation, and monitoring controls over loss provision accruals and its underlying calculations. The Company intends to remediate these deficiencies as soon as possible and believes these actions will be sufficient to remediate the identified material weaknesses and strengthen the Company’s internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, management may determine that additional measures or modifications to the remediation plan are necessary to address the material weakness. Moreover, the Company cannot provide assurance that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal control over financial reporting to remediate the material weaknesses discussed above. Except as noted above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In March 2005 the Company was authorized by the Board of Directors to repurchase up to $5.0 million worth of shares of its common stock.

The following table presents the share-repurchase activity for the quarter ended January 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
November 1 - 30, 2024	322	12.67	322	$1,350,172
December 1 - 31, 2024	-	-	-	$1,350,172
January 1 - 31, 2025	11,480	$18.42	11,480	$1,138,718
Total	11,802		11,802	$1,138,718

(1)	Represents shares withheld with respect to stock-based awards to satisfy required tax withholding obligations for the months of November 2024 and January 2025. There were no shares withheld or otherwise repurchased during the month of December 2024.

Item 5. Other Information

During the three and nine months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-	The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
Dated: March 17, 2025
	By:	/s/ Thomas McClelland
Thomas McClelland
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)