Form 10-K
period 2025-04-30
FREQUENCY ELECTRONICS INC
filed 2025-07-18
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2025

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 1-8061

FREQUENCY ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1986657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 CHARLES LINDBERGH BLVD., MITCHEL FIELD, NY.	11553
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516-794-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	FEIM	NASDAQ Global Market

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

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2024 – $73,400,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 9, 2025 – 9,727,928

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Stockholders to be held on or about October 8, 2025.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I

Item 1. Business

GENERAL DISCUSSION

Frequency Electronics, Inc. (sometimes referred to as “Registrant”, “Frequency Electronics” or the “Company”) is a world leader in precision time and frequency generation technology, which is incorporated into commercial and U.S. Government satellites, Command, Control, Communication, Computer, Intelligence, Surveillance and Reconnaissance (“C4ISR”), and Electronic Warfare (“EW”) systems. Its technology is used for a wide range of space and non-space applications.

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

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems. These products are applicable for both commercial and U.S. Government end-use. Currently, it is estimated that there are over 5,000 U.S. satellites with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits (“LEO”). The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases. Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company believes it is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

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

1. FEI-NY

FEI Government System, Inc. and FEI Communications, Inc. design and manufacture U.S. Government and commercial satellite electronics, as well as products for the U.S. military and commercial telecom customers. These products are designed and manufactured at the Company’s Long Island, New York headquarters facility.

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

2. FEI-Zyfer – Precision time references for terrestrial secure communications and command and control, and frequency products that incorporate GPS technology are manufactured by FEI-Zyfer. FEI-Zyfer’s GPS capability complements the Company’s existing technologies and permits the combined entities to provide a broader range of embedded systems for a variety of timing functions and anti-spoofing applications.

For additional information about these reportable segments, see Item 1. Business – Reportable Segments and Products below.

Morion

In addition to its subsidiaries, the Company made a strategic investment in and licensed certain technology to Morion, Inc. (“Morion”), a Russian crystal oscillator manufacturer located in St. Petersburg, Russia. The Company’s relationship with Morion, which includes ownership of 4.6% of the outstanding shares of Morion’s common stock, permitted the Company to secure a cost-effective source for high precision quartz resonators and crystal oscillators. The Morion investment was accounted for under the cost method. Due to the current Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s equity investment in Morion is uncertain. In response to these conditions, in connection with the preparation of the audited financial statements included in the Annual Report on Form 10-K, for the fiscal year ended April 30, 2022, as amended (the “2022 Form 10-K”), the Company impaired its investment in Morion in full. For more information regarding the Company’s investment in Morion, see Note 9 to the Consolidated Financial Statements.

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below. The Company’s Chief Operating Decision Maker (“CODM”) measures segment performance based on total revenues, cost of revenues, and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s CODM views the business. The FEI-NY segment, which includes the parent company, FEI, and operates out of the Company’s Long Island, New York headquarters facility, also includes the operations of the Company’s wholly-owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for FEI’s business. The products manufactured by the FEI-NY segment are principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of Defense (“DOD”) customers and to wireless communications network providers. The FEI-Zyfer segment, which operates out of California, designs and manufactures products which incorporate GPS technologies and high-precision clocks designed and manufactured at FEI. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI on joint product development activities.

During fiscal years 2025 and 2024, approximately 76% and 73%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. In fiscal years 2025 and 2024, sales for the FEI-Zyfer segment were 27% and 33% of consolidated revenues. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and Asia. During fiscal years 2025 and 2024, foreign sales comprised 6% and 4%, respectively, of consolidated revenues. For segment information, see Note 13 to the Consolidated Financial Statements.

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

Negotiations on U.S. Government contracts are sometimes based in part on Certificates of Current Costs. An inaccuracy in such certificates may entitle the U.S. Government to an appropriate recovery. The Company’s accounts with respect to these contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”). The Company’s last full incurred cost audit was performed in 2008. Additionally, the Company had successfully completed an accounting system audit in 2018 and 2023. The Company is required to submit, for subsequent review, an Incurred Cost Report by October 31, for each year then ended. All such required reports have been filed with no adverse comments to date.

Frequency Electronics has a DCAA audited and approved accounting system, which enables the Company to enter into contracts directly with U.S. Government agencies that require government certified accounting systems.

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations provisions. In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were two government end-use contracts terminated during the fiscal year ended April 30, 2025.

FEI-NY Segment:

FEI-NY provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication systems and imbedded in mobile platforms operated by the U.S. military. FEI-NY has made a substantial investment in research and development (“R&D”) to apply its core technologies to satellite payloads, non-space DOD programs and commercial and industrial markets. Revenues from satellite payloads, both for commercial and U.S. Government applications, have become FEI-NY’s largest business area while the portion of commercial network infrastructure sales has declined relatively. FEI-NY expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOD applications including sales of ruggedized subsystems for mobile U.S. military platforms.

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

In the years ahead, the Company expects that the DOD will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or plans to participate and which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (“PNT”) needs. It is likely that the DOD will move to adopt smaller and less expensive satellites for LEO applications, which the Company anticipates will necessitate the adaptation of the Company’s products or development of new products to better suit this type of satellite architecture. The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

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

BACKLOG

As of April 30, 2025, the Company’s consolidated backlog amounted to approximately $70 million compared to $78 million, at the end of the prior fiscal year. Approximately 64% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2026. As of April 30, 2025, there were no amounts included in backlog under cost-plus or fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed. The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company’s products are sold to both commercial and governmental customers. For the years ended April 30, 2025 and 2024, approximately 94% and 98%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2025, Northrop Grumman Company (“Northrop Grumman”) accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2024, Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman, Office of Naval Research and BAE Systems each accounted for more than 10% of the Company’s consolidated revenues.

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

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases. The Company has found its suppliers generally reliable and price-competitive; however, recent quotes for various parts and materials reflect increased delivery schedules and price increases. Where supply chain issues have been encountered, the Company has responded by changing the source of supply or redesigning products and replacing unavailable parts and materials with alternates wherever possible. FEI-NY is dependent on a limited number of suppliers for space qualified parts. If these suppliers were unable to deliver in reasonable time frames, then the prompt qualification of alternate suppliers may not be feasible or cost effective. Consequently, the Company could experience delays in delivery of its end products or costs in excess of what was originally quoted.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellites (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems. During fiscal years 2025 and 2024, the Company expended $6.1 million and $3.4 million of its own funds, respectively, on such R&D activity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. Although funding is obtained from customers, the Company retains the rights to any products developed. During fiscal years 2025 and 2024, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs. For fiscal year 2026, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal year 2025.

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

The Company’s principal competition for space products is the in-house capability of its major customers such as the Boeing Company, Northrop Grumman and Lockheed Martin, as well as a number of other firms capable of providing high-reliability microwave frequency generators. With respect to non-space products, such as systems for precision time for terrestrial secure communication and command and control, and products for multiple applications in the EW market, the Company competes with larger domestic companies such as Microchip Technology Incorporated. and Mercury Systems, Inc.

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

The Company currently employs 226 employees (216 full-time and 10 part-time), all based in the U.S. No employees are represented by labor unions. We believe our relationships with our employees are favorable as reflected in high retention rates and increasing average length of service. Due to low turnover of employees, the average age of the workforce is increasing with time. Depending on growth in total employment and the average age of newly hired employees, replacement of key technical staff may be an issue in the future due to increased retirement.

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

Thomas McClelland, age 70, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Dr. McClelland’s title was modified to Vice President Advanced Development to describe his expanded role in the Company. In January 2020 Dr. McClelland’s title was modified to Senior Vice President and Chief Scientist. In July 2022, Dr. McClelland was appointed the Company’s Interim President and Chief Executive Officer, in addition to his existing positions and responsibilities with the Company, following the resignation of the Company’s former President and Chief Executive Officer. On January 17, 2023, Dr. McClelland was appointed the Company’s President and Chief Executive Officer.

Oleandro Mancini, age 76, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven L. Bernstein, age 60, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. In January 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer. Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

Either as a prime contractor or as a subcontractor, we rely heavily on U.S. Government programs, from which we derived approximately 94% and 98% of our sales in fiscal 2025 and fiscal 2024, respectively. These U.S Government programs may be only partially or incrementally funded and are subject to potential termination. These programs may also be subject to funding reductions and/or delays due to changes in government priorities or other factors. Whether direct contracts with the U.S. Government or contracts with prime contractors to the U.S. Government, our contracts typically are funded at a level less than the full contract value and require periodic incremental additional funding in order to continue. Should circumstances change regarding funding and sufficient funding become unavailable, contracts may be terminated, delayed significantly or put on stop work status.

U.S. Government contracts are subject to Congressional funding, which may be unavailable due to changes in priorities or subject to continuing resolution, which may result in funding reductions, eliminations or other effects that could impact our business. Furthermore, budget uncertainty, the risk of future budget cuts, the potential for U.S. Government shutdowns, and the federal debt ceiling could also adversely affect our industry and the funding for our current and future contracts. If appropriations are delayed or a government shutdown was to occur and was to continue for an extended period of time, we could be at risk of program or contract cancellations and other disruptions and nonpayment. Finally, shifting funding priorities or federal budget changes, could also result in reductions in overall spending on our contracts and projects, which could adversely impact our business, financial condition, results of operations and/or cash flows. Changes in funding priorities could reduce opportunities in existing programs and in future programs where we intend to compete. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels, which could adversely affect our business, financial position, results of operations and/or cash flows.

We depend heavily on a small number of larger customers for a substantial portion of our business. The loss of one or more of our largest customers or programs could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

As a subcontractor, the Company is reliant on a few large customers that generally hold the ultimate contract with the U.S. Government. During fiscal year 2025, only Northrop Grumman accounted for more than 10% of the Company’s consolidated revenues; however, the Company has other large customers that it relies on for significant portions of its consolidated revenues. These customers typically incorporate our products into larger programs. If these customers encounter technical, financial or other issues unrelated to our products that affect the larger program’s operations, the related program may be terminated or require expensive, unanticipated revisions. These issues, although unrelated to our products, could adversely impact us if our customers’ contracts with the U.S. Government become subject to re-competition or are ultimately cancelled. Additionally, our larger customers are sophisticated corporations with large research and development staffs and budgets. If one or more sought to design and manufacture replacements for our products, they could potentially discontinue their need for our products. Alternatively, our larger customers could look to replace our products with the products of one or more of our competitors. The loss of the U.S. Government or one or more of our other larger customers or programs could adversely affect our business, financial position, results of operations and/or cash flows.

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

Due to their nature, fixed price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor shortages, and increased labor rates. In fiscal 2025, 96% of our sales were derived from fixed-price contracts. While the Company’s management uses its best judgment to estimate costs associated with fixed-price contracts, future events may require adjustments, which could ultimately adversely affect the Company’s operating income.

Under cost-type contracts, allowable costs incurred by the contractor are generally subject to reimbursement plus a fee. These cost-type programs may have award or incentive fees that are uncertain and may be earned over extended periods or towards the end of the contract. In these cases, the associated financial risks are primarily in recognizing profit, which ultimately may not be earned, or program cancellation if cost, schedule, or technical performance issues arise.

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

We operate in a highly competitive industry focused on very high-performance products. Many of our competitors are larger, have greater financial resources and have larger R&D and marketing staffs. While we also maintain a robust internal R&D program that is intended to maintain our technical edge, the Company is limited in its resources and ultimately may not be able to successfully compete. Technology is advancing rapidly, and if we are unable to respond effectively to competition, we may lose existing customers, fail to win future business or experience undue pricing pressures that could affect our financial performance. Certain of our current technologies may become subject to significant future advancements, which may make our products obsolete or non-competitive. Competitors may be able to develop new manufacturing technologies that afford them cost and/or schedule advantages compared to our products. Customers may elect a less expensive product, even where it offers lower performance, compared to our current products. Specifically, the emergence of numerous LEO commercial satellite systems that have significantly lower requirements for life in orbit may result in new products based on commercial parts and processes not required for the high performance and/or longer lived geo-synchronous orbit satellites for which the Company has typically developed products. This may result in a migration to less capable, but less expensive products compared to what the Company has traditionally produced. This may result in reduced market share, lower revenues and impact our business operations and financial conditions. Additionally, competitors may have the benefit of other contracts that enable them to produce in volume with a concomitant cost advantage that affords them a price advantage. Many of our customers have in-house capability to develop products comparable to ours and may opt to do so. Accordingly, if we are unable to continue to compete successfully against our current or future competitors, we may experience declines in future revenues and market share, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

Our products, which are often incorporated into larger systems, are technologically complex and require state-of-the-art technology and manufacturing expertise. Any defect in the design, materials or workmanship with respect to our product could result in system failure.

Our products are technologically complex and require state-of-the-art technology and manufacturing expertise. If a defect in design, materials or workmanship is not identified prior to delivery, the defect can result in product failure and potentially the loss of mission capability for the systems into which our products are integrated. All satellites cannot be recovered from orbit to repair failed sub-systems, therefore failure of a Company product incorporated into a satellite may result in the complete loss of the satellite with a significant impact to the Company’s reputation and future business prospects. Penalties and possible litigation may result from these types of problems, with potential significant impact to our financial position, results of operations and/or cash flows.

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

We rely on very unique skill sets in our employee population. Our average employee tenure is approximately 14 years and the median age is approximately 51. Our products rely on very experienced engineers, physicists and manufacturing personnel who are trained in-house and who acquire competence only after a lengthy period of time. Given the median age of our average employee, we anticipate that a number of our key personnel will retire in the coming years. If we are unable to attract, train and retain competent and skilled replacement employees, our ability to design, develop and manufacture our products will be adversely affected. Furthermore, our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks. If we were to experience an unanticipated attrition with respect to these employees, it will be difficult for us to replace them on a timely basis.

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

The Company has identified a material weakness in its internal control over financial reporting for the fiscal year ended April 30, 2024. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Part II, Item 9A “Controls and Procedures,” in the course of preparing the audited consolidated financial statements for the prior Annual Report on Form 10-K, the Company identified an error related to the calculation of the provision for losses on contracts. We determined that we did not maintain adequate controls over to the review of the calculation of the loss provision, which the Company concluded constituted a material weakness in the Company’s internal control over financial reporting as of April 30, 2024.

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

To remediate the material weakness, the Company has implemented changes to its loss provision calculation and enhanced its controls over the review of the loss provision calculation to ensure appropriateness. The Company believes that its remediation plan was sufficient to remediate the identified material weakness and strengthen its internal control over financial reporting. As of April 30, 2025, the Company’s management believes the identified material weakness have been remediated. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

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

Approximately 41.2% of our outstanding common stock is held by 5 individuals or entities. The market price of our common stock could decline if a large number of our shares of outstanding common stock are sold in the public market by our existing stockholders or as a result of the perception that such sales could occur.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to our mission achievement to ensure uninterrupted business continuity, and enables us to deliver superior services while safeguarding our customers’ sensitive information.

Our cybersecurity risk management processes are integrated into our overall risk management strategy. As part of our risk management strategy, our cybersecurity framework encompasses the following key processes:

●	Risk-Based Controls for Information Systems: We maintain an Information Technology (IT) infrastructure with physical, administrative, and technical controls tailored to protect the confidentiality, integrity, and availability of our information and systems.

●	Cybersecurity Incident Response Plan and Testing: We have an incident response plan supported by a dedicated team to address cybersecurity incidents. This includes vulnerability identification, initial assessment, and engagement of external experts as needed.

●	Training Initiatives: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at FEI. We also provide additional role-based training to employees based on customer requirements, regulatory obligations and industry risks as needed.

●	Third-Party Assessments: We engage cybersecurity firms to regularly evaluate our cybersecurity posture, helping identify and mitigate risks posed by evolving threats.

We seek to continually strengthen our cybersecurity defenses through significant investments in resources and maintaining comprehensive cybersecurity insurance coverage. We maintain an insider threat detection program to proactively identify and mitigate both external and internal threats in a timely manner.

We rely on certain third-party service providers to assist us with the delivery of our products to our customers. A cybersecurity incident at a supplier or subcontractor could materially adversely impact us. Therefore, we evaluate third party providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture through a questionnaire. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

Our adherence to Defense Federal Acquisition Regulation Supplement (DFARS) and Cybersecurity Maturity Model Certification (CMMC) requirements ensures strict protection of Controlled Unclassified Information (CUI), mandated by the U.S. Department of Defense. These efforts underscore our commitment to maintaining the highest cybersecurity resilience standards and regulatory compliance.

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

Item 2. Properties

The Company operates out of several facilities located around the U.S. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Mitchel Field, NY	93,000	Lease
Garden Grove, CA	37,463	Lease
Northvale, NJ	6,548	Lease

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer. The facility consists of a combination office and test/assembly areas. The Company has signed a third amendment to the lease, which expanded the square footage rented, and extended the lease an additional 62 months, beginning February 1, 2025 and expiring March 30, 2030. The average annual rent over the period of the amendment is approximately $672,000. The Company believes the leased space is adequate to meet FEI-Zyfer’s operational needs.

FEI-Elcom entered into a new lease agreement on January 12, 2022 regarding its Northvale, New Jersey facility. The facility consists of a combination office and manufacturing space. The Company has signed a third amendment to the lease, which extended the lease an additional 36 months beginning February 1, 2022 and expiring January 31, 2025, and reduced the square footage rented. The lease, as amended, requires monthly payments of $8,270. As of April 30, 2025, the Company is in the process of negotiating a fourth amendment to the lease with the landlord as the Company continues to utilize the space for FEI-Elcom’s operational needs.

Item 3. Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 18, 2025, the Company was not party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 8, 2025, the approximate number of holders of record of common stock was 441.

DIVIDEND POLICY

On July 22, 2024, the Board of Directors of the Company declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. Based on the current number of shares of common stock outstanding, the total amount of this special cash dividend payment was approximately $9.4 million. No dividends were declared or paid during fiscal year 2024. Any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements and other factors deemed relevant by the Board of Directors.

PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered equity securities during the quarter ended April 30, 2025.

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $5 million of the Company’s outstanding common stock. This program does not have an expiration date. Shares may be purchased in open market purchases, private transactions or otherwise at such times and from time to time, and at such prices and in such amounts as the Company believes appropriate and in the best interests of its stockholders. The timing and volume of repurchases will vary depending on market conditions and other factors. Purchases may be commenced or suspended at any time without notice. The Company has acquired approximately $3.9 million of its common stock out of the total authorization of $5 million.

The following table presents the share-repurchase activity for the quarter ended April 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
February 1 - 28, 2025	-	$-	-	$1,138,718
March 1 - 31, 2025	-	-	-	$1,138,718
April 1 - 30, 2025	-	-	-	$1,138,718
Total	-		-	$1,138,718

(1)	There were no shares withheld or otherwise repurchased during the quarter ended April 30, 2025.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In evaluating our ability to recover deferred tax assets in the jurisdiction from which they arise, we consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. For the fiscal year ended April 30, 2025, the valuation allowance decreased by approximately $13.9 million from the prior fiscal year primarily due to releasing the majority of the valuation allowance recorded against the deferred tax asset. The change in estimate occurred in the quarter ended January 31, 2025 because Frequency no longer had cumulative losses in recent years due to significant earnings in the quarter ended January 31, 2025.

The Company maintains a valuation allowance of approximately $1.4 million against certain deferred tax assets including state tax credits and capital loss carryforwards because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. The Company will continue to evaluate the realizability of its deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of April 30, 2025, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2025 and 2024, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2025	2024
Revenues
FEI-NY	76.3%	72.9%
FEI-Zyfer	26.7	32.8
Less intersegment revenues	(3.0)	(5.7)
	100.0	100.0
Cost of revenues	56.9	66.4
Gross margin	43.1	33.6
Selling and administrative expenses	17.6	18.4
Research and development expenses	8.7	6.1
Operating income	16.8	9.1
Other income, net	0.6	0.8
Benefit from income taxes	(16.5)	(0.2)
Net income	33.9%	10.1%

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2025	2024	Change
FEI-NY	$53,269	$40,261	$13,008	32.3%
FEI-Zyfer	18,660	18,138	522	2.9%
Intersegment revenues	(2,118)	(3,125)	1,007	(32.2)%
	$69,811	$55,274	$14,537	26.3%

For the fiscal year ended April 30, 2025 revenue increased by approximately $14.5 million, or 26%, compared to the prior fiscal year. The Company is encouraged by the significant revenue growth compared to the prior fiscal year. The majority of the increase in revenue for fiscal year 2025, as compared to fiscal year 2024, was as a result of an increase in sales in the U.S. Government/DOD Satellite market. In fiscal year 2025, revenues from satellite programs, one of the Company’s largest business areas, increased by $17.7 million, or 76%, compared to the prior fiscal year. The increase was due mainly to adjustments in total estimated costs in the current period resulting from efficiencies realized. Satellite program revenues for Government end-use were 53% and 40% of total revenues for fiscal years 2025 and 2024, respectively. Satellite program revenues for commercial end-use were 6% and 2% of total revenue for fiscal years 2025 and 2024, respectively.

Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage-of-completion (“POC”) method. Revenues from non-space U.S. Government/DOD customers decreased by approximately $2.4 million, or 8%, in fiscal year 2025 compared to fiscal year 2024. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 38% and 52% of consolidated revenues for fiscal years 2025 and 2024, respectively. Other commercial and industrial sales accounted for approximately 3% and 6% of consolidated revenues for fiscal years 2025 and 2024, respectively. Sales in the other commercial and industrial sales area were $2.4 million and $3.1 million for the fiscal year ended April 30, 2025 and the fiscal year ended April 30, 2024, respectively.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2025	2024	Change
Gross Profit	$30,097	$18,583	$11,514	62.0%
Gross Profit Percentage	43.1%	33.6%

For the fiscal year ended April 30, 2025, the gross profit and gross profit percentage increased as a result of several factors. The increase in gross profit dollars was directly related to the significant increase in revenues over the prior fiscal year period as well as the increase in gross margin. The majority of the increase in the gross profit percentage, as compared to the prior fiscal year, was in the FEI-NY segment and was attributed to the Company’s performance on several traditional space programs at higher margins, due to favorable cumulative catch-up adjustments, and those programs progressing ahead of schedule. In addition, the Company has new programs that are progressing well, and the Company anticipates that they will generate additional revenue and profit.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2025	2024	Change
$12,289	$10,184	$2,105	20.7%

In fiscal years ended April 30, 2025 and 2024, selling and administrative expenses (“SG&A”) were 18% of consolidated revenues in both periods. While total SG&A expenses increased in fiscal year 2025, as compared to the prior fiscal year, SG&A expenses remained consistent as a percentage of revenue in fiscal year 2025. The approximately $2.1 million dollar increase is made up of mainly payroll related items such as, 401K expense, stock option expense, and bonus accrual. In addition to these expenses, trade show and related costs also increased during fiscal year 2025 as well.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2025	2024	Change
$6,076	$3,380	$2,696	79.8%

As a percentage of consolidated revenue, R&D expense for the fiscal years ended April 30, 2025 and 2024 were 9% and 6%, respectively. The Company funded R&D amount was higher in fiscal year 2025 as compared to the previous fiscal year, partially because the previous fiscal year R&D expenditures was lower than planned and some of the expenses were subsequently captured in fiscal year 2025. The increase in R&D expense also reflects the Company’s commitment to maintaining its technical excellence. The Company expects future R&D investment to be in line with, or even potentially above, historical spending.

The funds received in connection with customer funded R&D appears in revenues and the associated expenses are included in cost of revenues and are not included in the table above. The Company believes that internally generated cash and cash reserves are adequate to fund its future R&D activity.

Operating Income

Fiscal Years Ended April 30,
(in thousands)
2025	2024	Change
$11,732	$5,019	$6,713	133.8%

For the fiscal year ended April 30, 2025, the Company recorded operating income of $11.7 million compared to an operating income of $5.0 million in the prior fiscal year. The increase is mainly attributable to the Company’s significant increase in revenue and gross margin during fiscal year 2025, as noted above, from traditional space programs that have been executed ahead of schedule, well within budgets, and performed well technologically. The positive effects of cost cutting measures instituted by management have also contributed to the increase.

Other Income, net

	Fiscal Years Ended April 30,
	(in thousands)
	2025	2024	Change
Income on investments	$519	$561	$(42)	(7.5)%
Interest expense	(104)	(109)	5	(4.6)%
Other expense, net	(3)	(7)	4	(57.1)%
	$412	$445	$(33)	(7.4)%

The change from the prior fiscal year was relatively minimal. All three categories presented were slightly lower in fiscal year 2025 compared to the prior fiscal year.

Income Tax (Benefit) Provision

Fiscal Years Ended April 30,
(in thousands)
2025	2024	Change
$(11,542)	$(130)	$(11,412)	8,778.5%

	Fiscal Years Ended April 30,
	(in thousands)
	2025	2024
Effective tax rate on pre-tax book income (loss):	(95.0)%	(2.4)%

For the fiscal year ended April 30, 2025, the Company recorded an income tax benefit of $11.5 million. For the fiscal year ended April 30, 2024, the Company recorded an income tax benefit of $0.1 million.

The Company’s effective tax rate of (95.0)% for fiscal year 2025 differs from the U.S. federal statutory rate of 21% primarily due to a reduction of the valuation allowance. (See Note 13 to the Consolidated Financial Statements for a reconciliation of the actual tax benefit to the expected tax provision at the federal statutory rate.)

As of April 30, 2025, the Company has U.S. federal net operating losses of $5 million of which $1.7 million begins to expire in fiscal year 2026 through fiscal year 2031. The U.S. federal net operating losses of $5 million includes $1.7 million which is subject to an annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $3.4 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.8 million expires in fiscal years 2028. U.S. federal R&D credits of $0.7 million begin to expire in fiscal year 2038 through fiscal year 2045. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is Q1 of fiscal year 2026. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1.4 million in fiscal year 2025 compared to net cash provided by operations of $8.7 million in fiscal year 2024. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $29.7 million at April 30, 2025 as compared to $27.3 million at April 30, 2024.  Included in working capital at April 30, 2025 was $4.7 million consisting of cash and cash equivalents.  The Company’s current ratio at April 30, 2025 was 2.3 to 1, compared to 1.9 to 1 at April 30, 2024.

During fiscal years 2025 and 2024, the Company incurred $5.9 million and $4.4 million, respectively, in non-cash charges to earnings, including adjustments relating to net assets and liabilities for operating leases, loss provision accrual, deferred tax assets, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2025, cash provided by operations was mainly due to increases in net income, mainly in the U.S. Government/DOD Satellite market, and deferred tax assets primarily due to the reduction of the valuation allowance, and partially offset by a decrease in contract liabilities and contract assets. During fiscal year 2024, cash flows relating to operating activities increased as a result of decreases in the loss provision accrual and other liabilities and increases in contract assets and inventory, partially offset by an increase in contract liabilities and net income.

Net cash used in investing activities for the fiscal year ended April 30, 2025 was $1.8 million compared to $1.5 million used in investing activities for the fiscal year ended April 30, 2024 all relating to purchases of capital expenditures.

Net cash used in financing activities for the fiscal year ended April 30, 2025 was $9.9 million, of which $9.6 million was related to a special cash dividend payment of $1.00 per share of common stock paid on August 29, 2024. There was no cash used in financing activities for the fiscal year ended April 30, 2024.

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

During fiscal year 2025, as in fiscal year 2024, the impact of inflation on the Company’s business was an increases in costs for materials and services. The Company believes this may continue to impact expenses in fiscal year 2026 and future years.

As of April 30, 2025, the Company had retained earnings of $3.7 million. The Company believes that its cash, as of April 30, 2025, and cash flows from operations will provide sufficient liquidity to meet its operating needs in the normal course of business in both the short-term (next twelve months from the date of issuance of these consolidated financial statements) and in the long-term (beyond the next twelve months).

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new standard effective April 30, 2025. As a result, we have enhanced our segment disclosures to include the presentation of cost of revenues by segment and the disclosure of our Chief Operating Decision Maker (“CODM”). The adoption of this ASU has no material effect on the consolidated financial statements and only affects our disclosure.

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

The Company’s investment consists of 4.6% of Morion’s outstanding shares, accordingly, the Company accounts for its investment in Morion on a cost basis. During the fiscal year ended April 30, 2025, the Company acquired no product from Morion. During the fiscal year ended April 30, 2024, the Company acquired product from Morion in the aggregate amount of approximately $89,000. During the fiscal years ended April 30, 2025 and 2024, the Company sold no product and no training services to Morion, and the Company received no dividends from Morion.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Frequency Electronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognized using the percentage-of-completion cost-to-cost method

As described further in Note 1 to the consolidated financial statements, the Company generates a majority of its revenue from contracts with its customers where revenue is recognized over time using the percentage-of-completion cost-to-cost method. Under this method, the Company measures progress towards completion based on the ratio of costs incurred to date to total estimated costs to satisfy the Company’s performance obligation. The percentage-of-completion cost-to-cost method requires management to use significant estimates and assumptions to estimate costs associated with its contracts with customers. These costs are estimated at contract inception and are monitored and updated throughout the duration of the contract. We identified revenue recognized using the percentage-of-completion cost-to-cost method as a critical audit matter.

The principal consideration for our determination that revenue recognized using the percentage-of-completion cost-to-cost method is a critical audit matter is management’s use of significant estimates and assumptions in determining the total estimated costs at completion. Auditing these estimates and assumptions required especially challenging, subjective, and complex auditor judgment.

Our audit procedures related to cost estimates used in recognizing revenue under the percentage-of-completion cost-to-cost method included the following, among others:

●	We gained an understanding of the Company’s process to develop the estimates and assumptions used in determining the total estimated costs at completion.

●	We evaluated the reasonableness of significant estimates and assumptions used by management to develop its cost estimates through reviewing key terms of the contracts, comparing margin estimates with actual margins generated by similar contracts that have been completed, evaluating costs incurred to date relative to the contracts’ remaining tasks and timeline, and inspecting analyses and documentation used to support the cost estimates, as applicable.

●	We inquired with project management, engineers, and others directly involved with the execution of contracts to evaluate management’s ability to satisfy the requirements of the contract, as well as to evaluate project status and challenges which may affect the cost estimates.

●	We evaluated contract activity during the period subsequent to April 30, 2025, but before the financial statements were issued, to identify changes in conditions or events that may result in significant changes to the Company’s cost estimates as of April 30, 2025.

●	We evaluated the appropriateness of the timing of the incorporation of changes to cost estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.

●	We performed retrospective reviews when evaluating management’s estimation process by comparing actual outcomes to previous estimates.

●	We recalculated revenue and gross profit recognized during the year based on the Company’s measurement of its progress towards completion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Melville, New York

July 18, 2025

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$4,720	$18,320
Accounts receivable, net of allowances of $110 at April 30, 2025 and at April 30, 2024	5,914	4,614
Contract assets	17,914	10,523
Inventories	23,487	23,431
Prepaid income taxes	-	37
Prepaid expenses and other	1,071	1,196
Total current assets	53,106	58,121
Property, plant, and equipment, net	6,188	6,438
Deferred taxes	12,045	-
Goodwill	617	617
Cash surrender value of life insurance and assets held in trust	10,882	10,221
Right-of-use assets – operating leases	8,659	6,036
Restricted cash	1,365	945
Other assets	875	875
Total assets	$93,737	$83,253

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,359	$2,348
Accrued liabilities	5,899	4,765
Loss provision accrual	460	404
Income taxes payable	103	-
Operating lease liability, current portion	2,027	1,640
Contract liabilities	13,607	21,639
Total current liabilities	23,455	30,796
Deferred compensation	7,933	8,088
Deferred taxes	-	8
Operating lease liability, non-current portion	6,729	4,545
Total liabilities	38,117	43,437
Contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued and outstanding	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,717 shares issued and 9,704 shares outstanding at April 30, 2025; 9,512 shares issued and 9,511 shares outstanding at April 30, 2024	9,717	9,512
Additional paid-in capital	42,475	50,334
Retained earnings (accumulated deficit)	3,659	(20,027)
Common stock reacquired and held in treasury - at cost (13 shares at April 30, 2025 and 1 share at April 30, 2024)	(231)	(3)
Total stockholders’ equity	55,620	39,816
Total liabilities and stockholders’ equity	$93,737	$83,253

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended April 30,
	2025	2024
Consolidated Statements of Operations
Revenues	$69,811	$55,274
Cost of revenues	39,714	36,691
Gross margin	30,097	18,583
Selling and administrative expenses	12,289	10,184
Research and development expenses	6,076	3,380
Operating income	11,732	5,019

Other income (expense):
Income on investments	519	561
Interest expense	(104)	(109)
Other expense, net	(3)	(7)
Income before benefit from income taxes	12,144	5,464
Benefit from income taxes	(11,542)	(130)
Net income	$23,686	$5,594

Net income per common share:
Basic income per share	$2.46	$0.59
Diluted income per share	$2.46	$0.59

Weighted average shares outstanding:
Basic	9,612	9,431
Diluted	9,615	9,431

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2025	2024

Cash flows from operating activities:
Net income	$23,686	$5,594

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,055	2,124
Non-cash lease expense	(52)	(104)
Provision for losses on accounts receivable, other assets and warranty reserve	314	(171)
Provision for inventory reserve	1,248	912
Deferred taxes	(12,053)	-
Loss provision accrual	56	(1,140)
Loss on sale of fixed and other assets	3	23
Employee benefit plans expense	1,399	756
Stock-based compensation expense	1,161	822
Changes in operating assets and liabilities:
Accounts receivable	(1,300)	10
Contract assets	(7,706)	(368)
Inventories	(1,303)	(3,817)
Prepaid expenses and other	125	(125)
Other assets	(661)	-
Accounts payable - trade	(989)	884
Accrued liabilities	1,135	856
Contract liabilities	(8,032)	3,054
Prepaid income taxes	140	(7)
Other liabilities	(654)	(595)
Net cash (used in) provided by operating activities	(1,428)	8,708

Cash flows from investing activities:
Capital expenditures	(1,808)	(1,492)
Net cash used in investing activities	(1,808)	(1,492)

Cash flows from financing activities:
Payment of dividend	(9,567)	-
Purchase of treasury stock	(377)	-
Net cash used in financing activities	(9,944)	-

Net (decrease) increase in cash and cash equivalents and restricted cash	(13,180)	7,216

Cash and cash equivalents and restricted cash at beginning of year	19,265	12,049

Cash and cash equivalents and restricted cash at end of year	$6,085	$19,265

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$104	$114
Income taxes	$371	$13

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2025 and 2024

(In thousands, except share data)

			Additional	Retained earnings	Treasury stock		Accumulated other
	Common Stock		paid in	(accumulated	(at cost)		comprehensive
	Shares	Amount	capital	deficit)	Shares	Amount	Income (loss)	Total
Balance at April 30, 2023	9,373,776	$9,374	$49,136	$(25,621)	741	$(3)	$-	$32,886
Contribution of stock to 401(k) plan	58,987	59	455	-	-	-	-	514
Stock-based compensation expense	78,797	79	743	-	-	-	-	822
Net income	-	-	-	5,594	-	-	-	5,594
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816
Exercise of stock options	1,819	2	(151)		(11,917)	$149		-
Contribution of stock to 401(k) plan	70,100	70	831	-	-	-	-	901
Stock-based
compensation expense	133,520	133	1,028	-	-	-	-	1,161
Shares withheld on employee taxes on vested equity awards	-	-	-	-	24,264	(377)	-	(377)
Dividends	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	23,686	-	-	-	23,686
Balance at April 30, 2025	9,716,999	$9,717	$42,475	$3,659	13,088	$(231)	$-	$55,620

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025 and 2024

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

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the long-lived asset. No impairment losses have been recognized in the years ended April 30, 2025 and 2024.

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

April 30, 2025 and 2024

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

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on this evaluation, if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss will be recognized in an amount equal to that excess. Management has determined that goodwill was not impaired as of April 30, 2025 and 2024, based on its qualitative assessment of impairment for each period.

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

April 30, 2025 and 2024

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

The Company elected the practical expedient not to disclose the transaction price allocated to the remaining performance obligations because the duration of the Company’s contracts is typically one year or less in consideration of the customer’s option to terminate its’ contract for convince without incurring a substantive termination penalty.

Payments under long-term contracts may be received before or after revenue is recognized. The U.S. Government customer typically withholds payment of a small portion of the contract price until contract completion. Therefore, long-term contracts typically generate unbilled receivables (contract assets) but may generate advances and progress billings (contract liabilities). Long-term contracts are typically negotiated with a schedule of milestones, with criteria to be met, which are billed on completion. Long-term contract unbilled receivables and advances and progress billings are not considered a significant financing component because they are intended to protect either the customer or the Company in the event that some or all of the obligations under the contract are not completed. In addition, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

Disaggregation of Revenue

Total revenue recognized over time using the POC method was approximately $65.8 million and $52.1 million of the $69.8 million and $55.3 million reported for the years ended April 30, 2025 and 2024, respectively. The amounts by segment and product line were as follows:

	Fiscal Year Ended April 30, 2025
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$49,585	$3,684	$53,269
FEI-Zyfer	16,206	2,454	18,660
Intersegment	-	(2,118)	(2,118)
Revenue	$65,791	$4,020	$69,811

	Fiscal Year Ended April 30, 2024
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$35,225	$5,036	$40,261
FEI-Zyfer	16,909	1,229	18,138
Intersegment	-	(3,125)	(3,125)
Revenue	$52,134	$3,140	$55,274

	Fiscal Years Ended April 30,
	(in thousands)
	2025	2024
Revenues by Product Line:
Satellite revenue	$40,897	$23,223
Government non-space revenue	26,549	28,981
Other commercial & industrial revenue	2,365	3,070
Consolidated revenues	$69,811	$55,274

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

Research and Development:

The Company engages in R&D activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include basic research, applied research, concept formulation studies, design, development, related test activities, and all associated direct labor, manufacturing overhead, direct materials and contracted services. Such costs are expensed as incurred. The Company also, from time to time, engages in customer-funded R&D activity. Any customer funds received in connection therewith would appear in revenues and the associated expenses are included in cost of revenues and are included in R&D expenses. Additionally, some of our programs include engineering and development efforts which are incorporated in costs to complete the program and are recognized in revenues and costs of goods sold.

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

Fair Values of Financial Instruments:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, short-term credit obligations, and cash surrender value of life insurance are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value based upon the nature of the instrument and current market conditions. Management is not aware of any factors that would significantly affect the value of these amounts. The Company also has an investment in a privately-held Russian company, Morion, Inc. (“Morion”), see Note 9 for additional information.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The business account and U.S. securities are valued on a Level 1 basis. The fixed income corporate debt securities are valued on a Level 2 basis. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets. See Note 11 for additional information.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

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

New Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands on the required disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new standard effective April 30, 2025. As a result, we have enhanced our segment disclosures to include the presentation of significant segment expenses and the disclosure of our Chief Operating Decision Maker (“CODM”). The adoption of this ASU has no material effect on its consolidated financial statements and only affects our disclosure.

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

2. Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per share for the fiscal years ended April 30, 2025 and 2024, respectively, were as follows:

	For the Fiscal Years Ended April 30,
	2025	2024
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,611,914	9,431,264
Effect of Dilutive Securities	2,622	**
Diluted EPS Shares outstanding	9,614,536	9,431,264

**	Dilutive securities above exclude any such securities whose affect would be anti-dilutive. For the fiscal year ended April 30, 2024 all securities would be anti-dilutive because the current stock price is below the exercise price. There were no shares excluded for the fiscal year ended April 30, 2025. The anti-dilutive shares excluded in the above table for the fiscal year ended April 30, 2024 were 86,000.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

3. Contract Assets and Liabilities

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. In fiscal year 2025, we recognized $18.3 million of our contract liabilities at April 30, 2024 as revenue. In fiscal year 2024, we recognized $15.8 million of our contract liabilities at April 30, 2023 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

4. Inventories

Inventories at April 30, 2025 and 2024, consisted of the following (in thousands):

	April 30, 2025	April 30, 2024
Raw materials and component parts	$14,668	$14,939
Work in progress	8,444	8,035
Finished goods	375	457
	$23,487	$23,431

Inventory reserves included in inventory were $10.3 million and $9.1 million for the fiscal years ended April 30, 2025 and 2024, respectively.

5. Property, Plant and Equipment, net

Property, plant and equipment, net, at April 30, 2025 and 2024, consisted of the following (in thousands):

	April 30, 2025	April 30, 2024

Buildings and building improvements	$2,923	$2,616
Machinery, equipment and furniture	63,347	61,943
	66,270	64,559
Less accumulated depreciation	(60,082)	(58,121)
	$6,188	$6,438

Depreciation and amortization expense were $2.1 million for both the fiscal years ended April 30, 2025 and 2024.

6. Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and R&D facilities which expire at various times through 2030 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. The leases contain renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the right-of-use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2025, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet. The Company has also elected the practical expedient to account for lease and non-lease components as a single component.

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2025	April 30, 2024
		(In thousands)
Assets
Right-of-use assets - operating leases	Right-of-use assets leases	$8,659	$6,036

Liabilities
Operating lease liabilities, current portion	Lease liability, current	2,027	1,640
Operating lease liabilities, non-current portion	Lease liability, non-current	6,729	4,545
Total lease liabilities		$8,756	$6,185

Total operating lease expense was approximately $1.9 million, of which approximately $0.4 million was attributable to variable lease expenses, for fiscal year ended April 30, 2025, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. Total operating lease expense was approximately $1.9 million, of which approximately $0.4 million was attributable to variable lease expenses, for fiscal year ended April 30, 2024, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, the Company made cash payments of $1.9 million and $1.8 million for operating leases during the fiscal years ended April 30, 2025 and 2024, respectively, which are included in cash flows from operating activities in our consolidated statements of cash flows. During the year ended April 30, 2025, the Company recorded incremental ROU assets and lease liabilities of approximately $4.1 million arising from the third amendment to the FEI-Zyfer lease, which commenced in fiscal year 2025. During the year ended April 30, 2024, the Company did not record any incremental ROU assets and lease liabilities as there were no leases that commenced during the fiscal year ended April 30, 2024. There were no ROU assets or lease liabilities that were recorded for any leases that had not commenced as of April 30, 2025.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

The table below reconciles the undiscounted cash flows for each of the next five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2025:

Fiscal Year Ending April 30,
(in thousands)

2026	$2,098
2027	1,942
2028	2,265
2029	2,416
2030	1,549
Thereafter	-
Total lease payments	10,270
Less imputed interest	(1,514)
Present value of future lease payments	8,756
Less current obligations under leases	(2,027)
Long-term lease obligations	$6,729

As of April 30, 2025 and 2024, the weighted-average remaining lease term for all operating leases was 4.5 years and 4.9 years, respectively. The Company does not generally have access to the rate implicit in the leases, therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. The weighted average discount rate for operating leases as of April 30, 2025 and 2024, was 6.85% and 6.31%, respectively.

7. Debt Obligations

As of April 30, 2025 and 2024, the Company neither had any borrowings nor any borrowing capacity pursuant to a credit facility.

8. Accrued Liabilities

Accrued liabilities at April 30, 2025 and 2024, respectively, consisted of the following (in thousands):

	2025	2024
Vacation and other compensation	$1,575	$1,519
Incentive compensation	1,347	978
Payroll taxes	712	370
Warranty reserve	567	542
Commissions	24	85
Deferred compensation payable	634	600
Other	1,040	671
	$5,899	$4,765

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

9. Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia-Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was written off in fiscal year 2022. The carrying value of this investment is $0 as of April 30, 2025 and 2024

During the fiscal year ended April 30, 2025, the Company acquired no product from Morion. During the fiscal year ended April 30, 2024, the Company acquired product from Morion in the aggregate amount of approximately $89,000. During the fiscal years ended April 30, 2025 and 2024, the Company sold no product and no training devices to Morion, and the Company received no dividends from Morion.

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

10. Restricted Cash

As of April 30, 2025 and 2024, restricted cash consisted of approximately $1.4 million and $0.9 million, respectively, related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	April 30, 2025	April 30, 2024
Cash and cash equivalents	$4,720	$18,320
Restricted cash	1,365	945
Total cash and cash equivalents and restricted cash	$6,085	$19,265

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

11. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the fiscal years ended April 30, 2025 and 2024, the Company contributed 70,100 and 58,987 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $901,000 and $514,000 in fiscal years 2025 and 2024, respectively. Contributed shares are drawn from the Company’s common stock and during fiscal years 2025 and 2024, such transactions increased additional paid in capital by $831,000 and $455,000, respectively. As of April 30, 2025, the plan held a total of 504,734 shares, which were allocated to the accounts of the individual participants. As of April 30, 2024, the plan held a total of 495,395 shares, which were allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees that are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company for which the formula is based on consolidated pre-tax profits, bookings, and revenue. The incentive bonus recorded for the fiscal year ended April 30, 2025 was $1.8 million. The incentive bonus recorded for the fiscal year ended April 30, 2024 was $489,000.

Employee Stock Plans:

On October 11, 2024 the Company adopted the 2025 Stock Award Plan (“2025 Plan”), which replaced the 2005 Stock Award Plan. The 2025 Plan incorporates all previous grants under the previous plan, without changes to the original terms of the grants, and, additionally, adds an additional 700,000 shares for future grants which was approved by stockholder vote at the Company’s annual meeting. The 2025 Plan is for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors. Under the 2025 Plan equity compensation, such as nonqualified stock options, incentive stock options, stock appreciation rights (“SAR”), performance stock units (“PSU”) and restricted stock units (“RSU”), are granted at the discretion of the Compensation Committee of the Board of Directors at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

Typically, options and SARs vest over a four-year period from the date of grant. The options and SARs generally expire five or ten years after the date of grant (the most recent SARs awards, beginning in fiscal year 2017, expire in five years), at the Compensation Committee’s discretion, and are subject to certain restrictions on transferability of the shares obtained on exercise. Under the 2025 Plan, instruments granted which expire, are canceled, or are tendered in the exercise of such instruments, increased the shares available for future grants under the 2025 Plan.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

As of April 30, 2025, eligible employees and directors had been granted total SARs representing approximately 2,385,000 shares of the Company’s common stock, of which no shares were outstanding and no shares were exercisable. There were no SARs granted during the fiscal year 2025. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the Plan. During the fiscal year ended April 30, 2025, employees exercised 20,000 SARs and were granted 4,556 shares of the Company’s common stock. There were 15,444 shares returned to the pool of available shares. Forfeitures are recorded as they occur.

The excess of the consideration received over the par value of the common stock or cost of treasury stock issued under both types of option plans is recognized as an increase in additional paid-in capital.

The following table summarizes information about stock option and SARs activity for the years ended April 30, 2025 and 2024:

	Stock Options and Stock Appreciation Rights
		Weighted- Average	Grant Date	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Fair Value	Contractual Term	Intrinsic Value
Outstanding – April 30, 2023	243,625	$10.77	$2,624,779	0.8 years	$1,592,089
Granted	-	-	-
Exercised	-	-	-
Expired or canceled	(157,625)	9.56	(1,506,139)
Outstanding – April 30, 2024	86,000	$13.01	$1,118,640	0.9 years	$-
Granted	-	-	-
Exercised	(20,000)	12.24	(244,800)		(127,200)
Expired or canceled	(66,000)	13.24	(873,840)
Outstanding – April 30, 2025	-	$-	$-	0 years	$-
Available for future grants	1,347,114

As of April 30, 2025 and 2024, respectively, there were no unrecognized compensation cost related to non-vested options and SARs under the plans.

During the fiscal year ended April 30, 2025 and 2024, there were no shares that vested.

There were no stock-based compensation costs, for options and SARs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method for the fiscal years ended April 30, 2025 and 2024. There was no stock-based compensation expense included in selling and administrative expenses related to options and SARs during the fiscal years ended April 30, 2025 and 2024, respectively.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

Restricted Stock Plan and Other Issuances:

The Company began issuing RSUs to eligible employees in fiscal year 2020. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and vests over a period of time. RSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to share of the Company’s common stock. A portion of the RSUs awarded will vest annually until fiscal year 2029, the remaining represent awards that cliff vest in fiscal year 2029.

 During the fiscal year ended April 30, 2025 and 2024, the Company issued 1,550 shares of common stock and 3,300 shares of common stock, respectively, to select employees for milestone years of service to the Company. These shares were issued under the 2025 Stock Award Plan, are shares of the Company’s common stock, and are fully vested at time of issuance.

In fiscal year 2021 the Company elected to issue PSUs. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance criteria will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance criteria, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to performance vesting conditions, prior to vesting, and are evaluated as of each reporting date to determine if performance criteria will be met. The PSUs awarded will vest, subject to specified performance criteria, annually until fiscal year 2029.

Stock-based compensation costs, related to RSUs and PSUs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $357,000 and $487,000 for the fiscal years ended April 30, 2025 and 2024, respectively. Stock-based compensation expense, for RSUs and PSUs, included in selling and administrative expenses was approximately $776,000 and $301,000 for the fiscal years ended April 30, 2025 and 2024, respectively. Unrecognized stock compensation was $4.2 million and $2.9 million for the fiscal years ended April 30, 2025 and 2024, respectively. The grant date fair value of vested RSUs and PSUs was approximately $918,000 and $521,000 for the fiscal years ended April 30, 2025 and 2024, respectively.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2005 Stock Award Plan for the fiscal years ended April 30, 2025 and 2024:

		Weighted- Average
	Shares	Grant Date Fair Value
Balance – April 30, 2023	293,396	$6.64
Granted	309,232	7.18
Vested	(75,497)	6.90
Forfeited	(52,562)	6.58
Balance – April 30, 2024	474,569	$6.94
Granted	187,250	13.13
Vested	(131,970)	6.95
Forfeited	-	-
Balance – April 30, 2025	529,849	$9.12

As of April 30, 2025, performance conditions related to the majority of outstanding PSUs are anticipated to be achieved. The PSUs will continue to vest, the same as RSUs, annually over a four year period.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2025 was approximately $504,000. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2024 was approximately $219,000.

Life Insurance Policies and Assets Held in Trust:

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a Trust. Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the Trust. These assets belong to the Company until a change of control event, as defined in the Trust agreement, should occur. At that time, the Company is required to add sufficient cash to the Trust so as to match the deferred compensation liability described above. Such funds will be used to continue the deferred compensation arrangements following a change of control. The Life Insurance Policies amounted to $7.0 million and $6.6 million at April 30, 2025 and 2024, respectively. The business account and U.S. securities within the Trust are valued on a Level 1 basis and amounted to $3.5 million and $2.8 million at April 30, 2025 and 2024, respectively. The fixed income corporate debt securities within the Trust are valued on a Level 2 basis and amounted to $0.4 million and $0.9 million at April 30, 2025 and 2024, respectively. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

12. Income Taxes

The benefit from income taxes consisted of the following (in thousands):

	Fiscal Year Ended April 30,
	2025	2024
Current:
Federal	$137	$(127)
State	374	(3)
Current provision (benefit)	511	(130)
Deferred:
Federal	(9,634)	-
State	(2,419)	-
Deferred tax benefit	(12,053)	-

Total benefit	$(11,542)	$(130)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

The following table reconciles the reported income tax provision with the amount computed using the federal statutory income tax rate (in thousands):

	Fiscal Year Ended April 30,
	2025	2024
Statutory rate	$2,550	$1,147
State and local tax	223	167
Valuation allowance on deferred tax assets	(13,874)	(1,060)
Nondeductible expenses	5	4
FDII	(81)	-
Uncertain tax positions	-	(127)
Nontaxable life insurance cash value increase	(65)	(63)
Taxable life insurance gain	-	-
Capital loss	-	(8)
Stock compensation	(153)	106
Tax credits	(319)	(16)
Change in tax rate	173	(244)
Other items	(1)	(36)
Total benefit	$(11,542)	$(130)

The components of deferred taxes are as follows (in thousands):

	Fiscal Year Ended April 30,
	2025	2024
Deferred tax assets:
Employee benefits	$2,810	$2,826
Inventory	2,876	2,536
Accounts receivable	144	70
Tax credits	1,945	2,173
Other assets	301	303
Deferred costs	1,511	681
Lease liability	2,128	1,547
Capital loss carry-forward	194	212
Research & development	2,247	1,104
Net operating loss carryforwards	2,276	6,320
Total deferred tax asset	16,432	17,772
Deferred tax liabilities:
Property, plant and equipment	(74)	(191)
Right of use asset	(2,104)	(1,510)
Other liabilities	(77)	(61)
Deferred state income tax	(779)	(791)
Net deferred tax asset	13,398	15,219
Valuation allowance	(1,353)	(15,227)
Net deferred tax asset (liability)	$12,045	$(8)

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

For the fiscal year ended April 30, 2025, the valuation allowance decreased by approximately $13.9 million from the prior fiscal year primarily due to releasing the majority of the valuation allowance recorded against the deferred tax asset. The change in estimate occurred in the third quarter of fiscal year 2025 because Frequency no longer had cumulative losses in recent years due to significant earnings in the third quarter of fiscal year 2025. The positive evidence that led to the release of the valuation allowance in the third quarter included (i) objectively verifiable cumulative earnings as of January 31, 2025, (ii) utilization of net operating loss carryforwards and a reduction of the net deferred tax asset, (iii) a backlog of $73 million, and (iv) sufficient projections of future taxable income that supported the more-likely-than-not realization of the existing deferred tax asset and the remaining net operating loss carryforward. The projections of future taxable income were considered objectively verifiable positive evidence because the Company demonstrated a sustained return to profitability as of the third quarter of fiscal year 2025.

The Company maintains a valuation allowance of approximately $1.4 million against certain deferred tax assets including state tax credits and capital loss carryforwards because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. The Company will continue to evaluate the realizability of its deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of April 30, 2025, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

As of April 30, 2025, the Company has U.S. federal net operating losses of $5 million of which $1.7 million begins to expire in fiscal year 2026 through fiscal year 2031. The U.S. federal net operating losses of $5 million includes $1.7 million which is subject to an annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $3.3 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.8 million expires in fiscal years 2028. U.S. federal R&D credits of $0.7 million begin to expire in fiscal year 2038 through fiscal year 2045. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2025	2024
Balance at the beginning of the fiscal year	$111	$230
Additions based on positions taken in the current year	-	-
Additions based on positions taken in prior years	45	-
Decreases based on positions taken in prior years	(12)	-
Lapse in statute of limitations	-	(119)
Balance at the end of the fiscal year	$144	$111

The entire amount reflected in the above table at April 30, 2025, if recognized, would reduce our effective tax rate. As of April 30, 2025 and 2024, the Company had $0, in both periods, accrued for the payment of interest and penalties. For the fiscal years ended April 30, 2025 and 2024, the Company recognized interest of $(0) and $(8,325), respectively. Although it is difficult to predict or estimate the change in the Company’s unrecognized tax benefits over the next twelve months, the Company believes $0 will be recognized in the next twelve months.

The Company is subject to taxation in the U.S. federal, and various state and local, jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2021 and prior. Net operating losses and tax attributes generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

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

The Company measures segment performance based on the operating income generated by the geographic location of its subsidiaries rather than on the specific types of customers or end-users. Consequently, the Company determined that the segments indicated above most appropriately reflect the way the Company’s management views the business.

The accounting policies of the two segments are the same as those described in Note 1. Our Chief Executive Officer (“CEO”) serves as our CODM who evaluates the segment performance and allocates resources to them based on operating income which is defined as income before investment income, interest expense, other expenses, and income taxes. Operating income by segment is used to monitor segment results compared to prior periods, forecasted results, and the annual plan. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

The tables below present segment revenue, significant segment expenses which consist of segment cost of revenue and segment research and development costs, and segment operating income for each reportable segment and on a consolidated basis as reported in the consolidated statements of operations for the fiscal years ended April 30, 2025 and 2024 (in thousands):

	For the Fiscal Years Ended April 30,
	2025	2024
Revenues:
FEI-NY	$53,269	$40,261
FEI-Zyfer	18,660	18,138
Less intersegment revenues	(2,118)	(3,125)
Consolidated revenues	$69,811	$55,274

Cost of revenues:
FEI-NY	$29,331	$27,225
FEI-Zyfer	12,598	12,414
Less intersegment cost of revenues	(2,215)	(2,948)
Consolidated cost of revenues	$39,714	$36,691

Research and development expenses:
FEI-NY	$3,374	$2,678
FEI-Zyfer	2,702	702
Consolidated research and development expenses	$6,076	$3,380

Operating income:
FEI-NY	$11,514	$2,410
FEI-Zyfer	743	3,295
Less intersegment	98	(179)
Corporate	(623)	(507)
Consolidated operating income	$11,732	$5,019

Other segment items included in the determination of operating income includes SG&A of $9.1 million and $8.0 million for the fiscal years ended April 30, 2025 and 2024, respectively, for the FEI-NY segment, and $2.6 million and $1.7 million for the fiscal years ended April 30, 2025 and 2024, respectively, for the FEI-Zyfer segment.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

The tables below present the identifiable assets of each reportable segment and on a consolidated basis as reported in the consolidated balance sheets as of April 30, 2025 and 2024 and the depreciation and amortization charges related to these identifiable assets for the fiscal years ended then ended (in thousands):

	April 30, 2025	April 30, 2024

Identifiable assets:
FEI-NY	$39,125	$36,512
FEI-Zyfer	23,865	15,696
less intersegment balances	(140)	(237)
Corporate	30,887	31,282
Consolidated identifiable assets	$93,737	$83,253

	For the Fiscal Years Ended April 30,
	2025	2024
Depreciation and amortization:
FEI-NY	$1,932	$1,944
FEI-Zyfer	123	180
Corporate	-	-
Consolidated depreciation and amortization expense	$2,055	$2,124

Major Customers

The Company’s products are sold to both commercial and governmental customers. For the fiscal years ended April 30, 2025 and 2024, approximately 94% and 98%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In the fiscal year ended April 30, 2025, revenues from one customer of the FEI-NY segment, which accounted for more than 10% of that segment’s revenues, was $26.9 million. In the fiscal year ended April 30, 2024, revenues from four customers of the FEI-NY segment, which each accounted for more than 10% of that segment’s revenues, were $7.5 million, $10.9 million, $4.7 million, and $4.5 million. In the FEI-Zyfer segment, two customers, which each accounted for more than 10% of that segment’s revenues, were $2.9 million and $3.4 million in the fiscal year ended April 30, 2025. In the FEI-Zyfer segment, two customers, which each accounted for more than 10% of that segment’s revenues, were $4.2 million and $5.2 million in the fiscal year ended April 30, 2024.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2025 and 2024

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. For the fiscal years ended April 30, 2025 and 2024, revenues, based on the location of the procurement entity were derived from the following locations (in thousands):

	For the Fiscal Years Ended April 30,
	2025	2024
Domestic	$65,362	$53,185
Foreign	4,449	2,089
	$69,811	$55,274

During the fiscal year ended April 30, 2025, material foreign sales to one Asian country amounted to approximately $3.5 million. During the fiscal year ended April 30, 2024, there were no material foreign sales to one specific foreign country.

14. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of April 30, 2025 and 2024, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2025	2024
Balance at beginning of year	$542	$529
Warranty costs incurred	(253)	(390)
Product warranty accrual	278	403
Balance at end of year	$567	$542

15. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of April 30, 2025, the Company was not a party to any litigation in which an unfavorable outcome or material claim is probable or in which losses associated with the litigation can be reasonably estimated.

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

In connection with the filing of this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2025, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Remediation of Previously Reported Material Weakness

In the course of preparing the Company’s consolidated financial statements as of April 30, 2024 and for the year then ended, management identified a material weakness in internal control over the calculation of loss provision accruals in contracts with customers. The Company’s controls over loss provision accruals were not sufficiently designed to capture previously recognized contract losses when calculating the required balance of loss provision accruals as of the end of the reporting period.  In response, the Company implemented the following remediation steps to address the underlying causes of the material weaknesses including improving controls over the calculation of loss accruals:

●	The Company has updated its method of calculating loss provision accruals by considering previously recognized contract losses.

●	The Company has implemented enhanced review, reconciliation, and monitoring controls over loss provision accruals and its underlying calculations.

As of April 30, 2025, the Company’s management believes the identified material weakness has been remediated.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2025.

Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting.

Except as described above, there has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.]

Item 9B. Other Information

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2025, for the annual meeting of stockholders to be held on or about October 8, 2025 (the “2025 Proxy Statement”).  See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2025 Proxy Statement.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Annual Report on Form 10-K.

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation

The information required pursuant to this item is incorporated herein by reference from the Company’s 2025 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required pursuant to this item is incorporated herein by reference from the Company’s 2025 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSU’s and PSU’s	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	529,849	$-	1,347,114

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required pursuant to this item is incorporated herein by reference from the Company’s 2025 Proxy Statement under “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required pursuant to this item is incorporated herein by reference from the Company’s 2025 Proxy Statement under “Appointment of Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1)	FINANCIAL STATEMENTS

Included in Part II of this report:

(2)	EXHIBITS

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	(1)

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	(2)

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	(5)

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	(7)

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	(9)

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	(9)

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in
this Form 10-K	Description of Exhibit	NOTE

10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.11*	Frequency Electronics, Inc. Stock Award Plan.	(25)

19	Frequency Electronics, Inc. Insider Trading Policy	Filed herewith

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of GRANT THORNTON LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Frequency Electronics, Inc. Clawback Policy	(26)

101	The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2025 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

104	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC as Exhibit 3.2 to the registration statement of Registrant on Form S-1, File No. 2-71727, which exhibit is incorporated herein by reference.
(3)	[Intentionally Omitted]
(4)	[Intentionally Omitted]
(5)	Filed with the SEC as Exhibit 3.3 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1985, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC as Exhibit 3.4 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1987, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1988, which exhibit is incorporated herein by reference.
(9)	Filed with the SEC as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1990, which exhibit is incorporated herein by reference.
(10)	[Intentionally Omitted]
(11)	Filed with the SEC as Exhibit 2.1 to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.
(12)	[Intentionally Omitted]
(13)	Filed with the SEC as Exhibit 3.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 25, 2020, which exhibit is incorporated herein by reference.
(14)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.
(15)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1998, which exhibit is incorporated herein by reference.
(16)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.
(17)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(18)	Filed with the SEC as Exhibit 10.17 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(19)	Filed with the SEC as Exhibit 10.18 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	[Intentionally Omitted]
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 9, 2024, which exhibit is incorporated herein by reference.
(26)	Filed with the SEC as Exhibit 97 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2024, which exhibit is incorporated herein by reference.

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

Dated:  July 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	July 18, 2025
Jonathan Brolin

/s/ Richard Schwartz	Director	July 18, 2025
Richard Schwartz

/s/ Russell M. Sarachek	Chairman of the Board	July 18, 2025
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	July 18, 2025
Lance W. Lord

/s/ Thomas McClelland	Director, President and Chief Executive Officer	July 18, 2025
Thomas McClelland