Form 10-Q
period 2025-10-31
FREQUENCY ELECTRONICS INC
filed 2025-12-15
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of December 10, 2025 – 9,777,647

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	October 31,	April 30,
	2025	2025
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$2,992	$4,720
Accounts receivable, net of allowances of $102 at October 31, 2025 and $110 at April 30, 2025	6,069	5,914
Contract assets	15,501	17,914
Inventories	24,682	23,487
Prepaid income taxes	226	-
Prepaid expenses and other	1,449	1,071
Total current assets	50,919	53,106
Property, plant, and equipment, net	6,601	6,188
Deferred taxes	12,153	12,045
Goodwill	617	617
Cash surrender value of life insurance and assets held in trust	11,404	10,882
Right-of-use assets – operating leases	8,302	8,659
Restricted cash	1,384	1,365
Other assets	875	875
Total assets	$92,255	$93,737

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,420	$1,359
Accrued liabilities	5,022	5,899
Loss provision accrual	46	460
Income taxes payable	-	103
Operating lease liability - current portion	2,083	2,027
Contract liabilities	11,095	13,607
Total current liabilities	19,666	23,455
Deferred compensation	7,819	7,933
Operating lease liability – non-current portion	6,315	6,729
Total liabilities	33,800	38,117

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,818 shares issued and 9,773 shares outstanding at October 31, 2025; 9,717 shares issued and 9,704 shares outstanding at April 30, 2025	9,818	9,717
Additional paid-in capital	43,732	42,475
Retained earnings	6,094	3,659
Common stock reacquired and held in treasury - at cost (45 shares at October 31, 2025 and 13 shares at April 30, 2025)	(1,189)	(231)
Total stockholders’ equity	58,455	55,620
Total liabilities and stockholders’ equity	$92,255	$93,737

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations
Revenues	$17,127	$15,820	$30,939	$30,898
Cost of revenues	10,591	8,201	19,321	16,580
Gross margin	6,536	7,619	11,618	14,318
Selling and administrative expenses	3,623	3,388	7,207	6,234
Research and development expenses	1,199	1,613	2,332	3,101
Operating income	1,714	2,618	2,079	4,983

Other income (expense):
Income on investments	153	203	371	427
Interest expense	(22)	(27)	(46)	(53)
Other expense, net	(75)	(1)	(77)	(1)
Income before (benefit) provision for income taxes	1,770	2,793	2,327	5,356
(Benefit) provision for income taxes	(31)	139	(108)	272
Net income	$1,801	$2,654	$2,435	$5,084

Net income per common share:
Basic and diluted income per share	$0.18	$0.28	$0.25	$0.53

Weighted average shares outstanding:
Basic and diluted	9,760	9,585	9,741	9,562

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,435	$5,084
Non-cash charges to earnings	2,657	2,534
Net changes in operating assets and liabilities	(4,454)	(5,266)
Net cash provided by operating activities	638	2,352

Cash flows from investing activities:
Purchase of fixed assets	(1,389)	(848)
Net cash used in investing activities	(1,389)	(848)

Cash flows from financing activities:
Payment of dividend	-	(9,567)
Purchase of treasury stock	(958)	(162)
Net cash used in financing activities	(958)	(9,729)

Net decrease in cash and cash equivalents and restricted cash	(1,709)	(8,225)

Cash and cash equivalents and restricted cash at beginning of period	6,085	19,265

Cash and cash equivalents and restricted cash at end of period	$4,376	$11,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46	$53
Income taxes	$329	45

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$438	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended October 31, 2025

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2025	9,716,999	$9,717	$42,475	$3,659	13,088	$(231)	$-	$55,620
Contribution of stock to 401(k) plan	12,405	12	269	-	-	-	-	281
Stock-based compensation expense	54,866	55	312	-	-	-	-	367
Shares withheld on employee taxes on vested equity awards	-	-	-	-	21,910	(583)	-	(583)
Net income	-	-	-	634	-	-	-	634
Balance at July 31, 2025	9,784,270	$9,784	$43,056	$4,293	34,998	$(814)	$-	$56,319
Contribution of stock to 401(k) plan	6,768	7	223	-	-	-	-	230
Stock-based compensation expense	27,308	27	453	-	-	-	-	480
Shares withheld on employee taxes on vested equity awards	-	-	-	-	10,219	(375)	-	(375)
Net income	-	-	-	1,801	-	-	-	1,801
Balance at October 31, 2025	9,818,346	$9,818	$43,732	$6,094	45,217	$(1,189)	$-	$58,455

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of October 31, 2025 and the results of its operations, changes in stockholders’ equity for the three and six months ended October 31, 2025 and 2024, and cash flows for the six months ended October 31, 2025 and 2024. The April 30, 2025 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed on July 18, 2025 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

NOTE B – EARNINGS PER SHARE

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share (“EPS”) for the three and six months ended October 31, 2025 and 2024, respectively, were as follows:

	Periods ended October 31,
	Three months		Six months
	2025	2024	2025	2024
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	9,759,646	9,585,357	9,741,405	9,561,848
Effect of dilutive securities	**	**	**	**
Diluted EPS shares outstanding	9,759,646	9,585,357	9,741,405	9,561,848

**	For the three and six months ended October 31, 2025 there were no shares to exclude from the calculation of dilutive securities. For the three and six months ended October 31, 2024 dilutive securities are excluded from the calculation of EPS since the inclusion of such shares would be antidilutive. The exercisable shares excluded for the three and six months ended October 31, 2024 were 76,000 shares in both periods.

On July 22, 2024, the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock. The special dividend was paid on August 29, 2024, to stockholders of record as of the close of business on August 8, 2024. The total amount of the special dividend payment was approximately $9.6 million.

NOTE C – CONTRACT ASSETS AND LIABILITIES

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. During the three and six months ended October 31, 2025, we recognized $3.3 million and $7.4 million, respectively, of our contract liabilities at April 30, 2025 as revenue. During the three and six months ended October 31, 2024, we recognized $8.3 million and $16.0 million, respectively, of our contract liabilities at April 30, 2024 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE D –EMPLOYEE BENEFIT PLANS

During the three and six months ended October 31, 2025, the Company made contributions of 6,768 and 19,173 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three and six months ended October 31, 2024, the Company made contributions of 17,577 and 44,034 shares, respectively, of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2025, was approximately $131,000 and $264,000, respectively, inclusive of approximately $22,000 and 46,000, respectively, of interest expense. Payments made related to deferred compensation were approximately $183,000 and $366,000, respectively, for the same periods. Deferred compensation expense charged to selling and administrative expenses during the three and six months ended October 31, 2024, was approximately $140,000 and $283,000, respectively, inclusive of approximately $26,000 and $53,000, respectively, of interest expense. Payments made related to deferred compensation were approximately $179,000 and $358,000, respectively, for the same periods.

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a trust. Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the trust. These assets belong to the Company until a change of control event, as defined in the trust agreement, should occur. At that time, the Company is required to add sufficient cash to the trust so as to match the deferred compensation liability described above. Such funds will be used to continue the deferred compensation arrangements following a change of control. The life insurance policies amounted to $7.2 million at October 31, 2025 and $7.0 million at April 30, 2025. The business account and U.S.debt securities within the trust are valued on a Level 1 basis and amounted to $3.7 million and $3.5 million at October 31, 2025 and April 30, 2025, respectively. The fixed income corporate debt securities within the trust are valued on a Level 2 basis and amounted to $0.5 million at October 31, 2025 and $0.4 million at April 30, 2025. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or net realizable value, consisted of the following (in thousands):

	October 31, 2025	April 30, 2025
Raw materials and component parts	$14,373	$14,668
Work in progress	9,661	8,444
Finished goods	648	375
	$24,682	$23,487

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and research and development (“R&D”) facilities, which expire at various times through 2030 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. The leases contain renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the right-of-use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of October 31, 2025, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	October 31, 2025	April 30, 2025
Assets
Right-of-use assets - operating leases	$8,302	$8,659

Liabilities
Operating lease liabilities, current portion	2,083	2,027
Operating lease liabilities, non-current portion	6,315	6,729
Total lease liabilities	$8,398	$8,756

Total operating lease expense was $0.6 million and $1.1 million for the three and six months ended October 31, 2025, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. Total operating lease expense was $0.5 million and $0.9 million for the three and six months ended October 31, 2024, respectively, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the unaudited condensed consolidated statements of operations. During the six months ended October 31, 2025, the Company recorded incremental ROU assets and lease liabilities of approximately $0.4 million arising from a new lease for FEI-NY, which commenced during the quarter ended October 31, 2025. There were no ROU assets or lease liabilities that were recorded for any leases that had not commenced as of October 31, 2025. During the six months ended October 31, 2024, the Company did not record any incremental ROU assets and lease liabilities as there were no leases that commenced during the six months ended October 30, 2024.

The maturities of lease liabilities at October 31, 2025 are as follows:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2026	$1,048
2027	2,064
2028	2,388
2029	2,535
2030	1,677
Thereafter	-
Total lease payments	9,712
Less imputed interest	(1,314)
Present value of future lease payments	8,398
Less current obligations under leases	(2,083)
Long-term lease obligations	6,315

As of October 31, 2025 and 2024, the weighted-average remaining lease term for all operating leases was 4.31 years and 4.70 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of October 31, 2025 and 2024, was 7.08% and 6.38%, respectively.

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

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present segment revenues, significant segment expenses, which consist of segment cost of revenues and segment R&D expenses, and segment operating income for each reportable segment and on a consolidated basis as reported in the consolidated statements of operations for the three and six months ended October 31, 2025 and 2024 (in thousands):

	Periods ended October 31,
	Three months		Six months
	2025	2024	2025	2024
Revenues:
FEI-NY	$10,794	$11,518	$21,148	$22,494
FEI-Zyfer	7,065	4,559	10,783	8,831
less intersegment revenues	(732)	(257)	(992)	(427)
Consolidated revenues	$17,127	$15,820	$30,939	$30,898

Cost of revenues:
FEI-NY	$6,919	$5,907	$13,866	$12,494
FEI-Zyfer	4,176	2,742	6,266	4,689
Less intersegment cost of revenues	(504)	(448)	(811)	(603)
Consolidated cost of revenues	$10,591	$8,201	$19,321	$16,580

Research and development expenses:
FEI-NY	$616	$800	$1,166	$1,681
FEI-Zyfer	583	813	1,166	1,420
Consolidated research and development expenses	$1,199	$1,613	$2,332	$3,101

Operating income (loss):
FEI-NY	$693	$2,402	$860	$3,779
FEI-Zyfer	1,473	253	1,773	1,393
Less intersegment operating income	(228)	164	(180)	149
Corporate	(224)	(201)	(374)	(338)
Consolidated operating income	$1,714	$2,618	$2,079	$4,983

Included in the determination of operating income is selling, general, and administrative expenses of $2.6 million and $2.4 million for the three months ended October 31, 2025 and 2024, respectively, for the FEI-NY segment, and $0.8 million for both the three months ended October 31, 2025 and 2024, for the FEI-Zyfer segment. Included in the determination of operating income is selling, general, and administrative expenses of $5.3 million and $4.6 million for the six months ended October 31, 2025 and 2024, respectively, for the FEI-NY segment, and $1.6 million and $1.3 million for the six months ended October 31, 2025 and 2024, respectively, for the FEI-Zyfer segment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the identifiable assets of each reportable segment and on a consolidated basis as reported in the consolidated balance sheets as of October 31, 2025 and April 30, 2025 and the depreciation and amortization charges related to these identifiable assets for the three and six months then ended (in thousands):

	October 31, 2025	April 30, 2025
Identifiable assets:
FEI-NY	$37,780	$39,125
FEI-Zyfer	24,653	23,865
less intersegment balances	(320)	(140)
Corporate	30,142	30,887
Consolidated identifiable assets	$92,255	$93,737

	Periods ended October 31,
	Three months		Six months
	2025	2024	2025	2024
Depreciation and amortization:
FEI-NY	$421	$522	$853	$955
FEI-Zyfer	12	28	50	56
Consolidated depreciation and amortization expense	$433	$550	$903	$1,011

Total revenue recognized over time as Percentage of Completion (“POC”) and Passage of Title (“POT”) was approximately $14.8 million and $2.3 million, respectively, of the $17.1 million reported for the three months ended October 31, 2025. Total revenue recognized over time as POC and POT was approximately $27.3 million and $3.7 million, respectively, of the $30.9 million reported for the six months ended October 31, 2025. Total revenue recognized over time as POC and POT was approximately $15.1 million and $0.7 million, respectively, of the $15.8 million reported for the three months ended October 31, 2024. Total revenue recognized over time as POC and POT was approximately $29.6 million and $1.3 million, respectively, of the $30.9 million reported for the six months ended October 31, 2024.

The amounts by segment and product line were as follows (in thousands):

	Three Months Ended October 31,
	2025			2024
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$9,713	$1,081	$10,794	$10,842	$676	$11,518
FEI-Zyfer	5,123	1,942	7,065	4,282	277	4,559
Less: intersegment	-	(732)	(732)	-	(257)	(257)
Revenue	$14,836	$2,291	$17,127	$15,124	$696	$15,820

	Six Months Ended October 31,
	2025			2024
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$19,462	$1,686	$21,148	$21,349	$1,145	$22,494
FEI-Zyfer	7,804	2,979	10,783	8,283	548	8,831
Less: intersegment	-	(992)	(992)	-	(427)	(427)
Revenue	$27,266	$3,673	$30,939	$29,632	$1,266	$30,898

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Periods ended October 31,
	Three months		Six months
	2025	2024	2025	2024
Revenues by product line:
Satellite revenue	$4,674	$9,390	$11,188	$17,653
Government non-space revenue	11,893	5,839	18,752	12,110
Other commercial & industrial revenue	560	591	999	1,135
Consolidated revenues	$17,127	$15,820	$30,939	$30,898

NOTE H – INVESTMENT IN MORION, INC.

The Company has an investment in Morion, Inc., a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also previously licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was entirely written off in fiscal year 2022. Accordingly, the carrying value of this investment was $0 as of October 31, 2025 and April 30, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company did not acquire any product from Morion. During the three and six months ended October 31, 2025 and 2024, the Company did not receive dividends from Morion.

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

NOTE I – RESTRICTED CASH

As of October 31, 2025 and April 30, 2025, restricted cash consisted of approximately $1.4 million, in both periods, primarily related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	October 31, 2025	April 30, 2025
Cash and cash equivalents	$2,992	$4,720
Restricted cash	1,384	1,365
Total cash and cash equivalents and restricted cash	$4,376	$6,085

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending April 30, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE K – DEFERRED INCOME TAXES

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (“OBBBA”) into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment during the first quarter of fiscal year 2026. The OBBBA made changes to the U.S. tax code, including, but not limited to: (1) allowing taxpayers to fully deduct domestic research expenditures for tax years beginning after December 31, 2024, (2) provides a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (3) provides a permanent provision for 100% bonus depreciation deductions for most tangible personal property with a recovery period of 20 years or less, acquired and placed in service after January 19, 2025, and (4) for tax years beginning after December 31, 2024, restores Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA).

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. In general, the favorable research and expenditure provisions and permanent bonus depreciation provision will allow the Company to accelerate deductions and reduce cash taxes. The enactment of the OBBBA did not have a material impact on our provision or effective tax rate as of October 31, 2025. We continue to evaluate the OBBBA and its requirements, as well as its application to our business and its impact on cash taxes and our effective tax rate.

As of October 31, 2025, the Company maintains a valuation allowance of $1.4 million primarily against certain deferred tax assets, including state tax credits and capital losses because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in a change to deferred income tax expense.

NOTE L – PRODUCT WARRANTIES

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of October 31, 2025 and April 30, 2025, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	October 31, 2025	April 30, 2025
Balance at beginning of year	$567	$542
Warranty costs incurred	(130)	(253)
Product warranty accrual	120	278
Balance at end of year	$557	$567

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

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory.  Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three and six months ended October 31, 2025.

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

RESULTS OF OPERATIONS

The table below sets forth for the three and six months ended October 31, 2025 and 2024, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three months		Six months
	Periods ended October 31,
	2025	2024	2025	2024
Revenues
FEI-NY	63.0%	72.8%	68.3%	72.8%
FEI-Zyfer	41.3	28.8	34.9	28.6
Less intersegment revenues	(4.3)	(1.6)	(3.2)	(1.4)
	100.0	100.0	100.0	100.0
Cost of revenues	61.8	51.8	62.5	53.7
Gross margin	38.2	48.2	37.5	46.3
Selling and administrative expenses	21.2	21.4	23.3	20.2
Research and development expenses	7.0	10.2	7.5	10.0
Operating income	10.0	16.6	6.7	16.1
Other income, net	0.3	1.1	0.8	1.2
(Benefit) provision for income taxes	(0.2)	0.9	(0.4)	0.9
Net income	10.5%	16.8%	7.9%	16.4%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenues

	Three months				Six months
	Periods ended October 31,
	(in thousands)
Segment	2025	2024	Change		2025	2024	Change
FEI-NY	$10,794	$11,518	$(724)	(6.3)%	$21,148	$22,494	$(1,346)	(6.0)%
FEI-Zyfer	7,065	4,559	2,506	55.0	10,783	8,831	1,952	22.1
Intersegment revenues	(732)	(257)	(475)	184.8	(992)	(427)	(565)	132.3
	$17,127	$15,820	$1,307	8.3%	$30,939	$30,898	$41	0.1%

For the three months ended October 31, 2025, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 27% of consolidated revenues compared to approximately 59% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the percentage-of-completion (“POC”) method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of Defense (“DOD”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 70% of consolidated revenues for the three months ended October, 31, 2025 compared to approximately 37% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended October 31, 2025 accounted for approximately 3% of consolidated revenue compared to 4% in the same period of the prior fiscal year.

The revenue for the three months ended October, 31, 2025 was higher than revenues in the prior period due to an increase in non-space DOD products, in the FEI-Zyfer segment. This increase was in both shipment-based products as well as products accounted for under the POC method.

For the six months ended October 31, 2025, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 36% of consolidated revenues compared to approximately 57% of consolidated revenues during this same period in the prior fiscal year. Revenues from non-space U.S. Government/DOD customers accounted for approximately 61% of consolidated revenues for the six months ended October, 31, 2025 compared to approximately 39% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the six months ended October 31, 2025 accounted for approximately 3% of consolidated revenue compared to 4% in the same period of the prior fiscal year. The slight increase in revenue for this six month period, compared to the same period in the previous fiscal year, was attributable to the FEI-Zyfer segment and the increased demand for non-space DOD products.

Gross Margin

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2025	2024	Change		2025	2024	Change
	$6,536	$7,619	$(1,083)	(14.2)%	$11,618	$14,318	$(2,700)	(18.9)%
Gross margin rate	38.2%	48.2%			37.5%	46.3%

For the three months and six months ended October 31, 2025, both gross margin (“GM”) and GM Rate decreased compared to the same periods in the prior fiscal year. The decrease in GM and GM Rate were attributable to a change in the mix of high margin production satellite programs in the prior year periods versus lower margin programs with significant non-recurring engineering (“NRE”) effort during the three and six months ended October 31, 2025.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Selling, General, and Administrative Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$3,623	$3,388	$235	6.9%	$7,207	$6,234	$973	15.6%

For the three months ended October 31, 2025 and 2024, selling, general, and administrative (“SG&A”) expenses were approximately 21% of consolidated revenues in both periods. For the six months ended October 31, 2025 and 2024, SG&A expenses were approximately 23% and 20%, respectively, of consolidated revenues. The increase in SG&A expenses during the three months ended October 31, 2025 was due to fluctuations in the various expense accounts that make up SG&A. For the six months ended October 31, 2025 an increase in payroll related expenses, including stock-based compensation, and investments in the future growth of the Company, including expansion into Colorado and Quantum sensing, resulted in increased SG&A expenses. These increased SG&A expenses are expected to continue through the remainder of fiscal year 2026.

Research and Development Expenses

Three months				Six months
Periods ended October 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$1,199	$1,613	$(414)	(25.7)%	$2,332	$3,101	$(769)	(24.8)%

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

Operating Income

Three months				Six months
Periods ended October 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$1,714	$2,618	$(904)	(34.5)%	$2,079	$4,983	$(2,904)	(58.3)%

For the three and six months ended October 31, 2025, operating income decreased due to lower gross margin and increased SG&A as described above.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Other Income (Expense), net

	Three months				Six months
	Periods ended October 31,
	(in thousands)
	2025	2024	Change		2025	2024	Change
Investment income, net	$153	$203	$(50)	(24.6)%	$371	$427	$(56)	(13.1)%
Interest expense	(22)	(27)	5	(18.5)	(46)	(53)	7	(13.2)
Other expense, net	(75)	(1)	(74)	NM	(77)	(1)	(76)	NM
	$56	$175	$(119)	(68.0)%	$248	$373	$(125)	(33.5)%

Other income (expense), net is derived from various sources. The other income (expense), net can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.2 million and $0.4 million of investment income for the three and six months ended October 31, 2025, respectively, was from interest income and unrealized gains on assets held in the Frequency Electronics, Inc. Deferred Compensation Trust.

(Benefit) Provision for Income Tax

Three months				Six months
Periods ended October 31,
(in thousands)
2025	2024	Change		2025	2024	Change
$(31)	$139	$(170)	(122.3)%	$(108)	$272	$(380)	(139.7)%

	Three months		Six months
	Periods ended October 31,
	2025	2024	2025	2024
Effective tax rate on pre-tax book income:	(1.7)%	5.0%	(4.6)%	5.1%

On July 4, 2025, President Trump signed the OBBBA into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment during the first quarter of fiscal year 2026. The OBBBA made changes to the U.S. tax code, including, but not limited to: (1) allowing taxpayers to fully deduct domestic research expenditures for tax years beginning after December 31, 2024, (2) provides a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (3) a permanent provision for 100% bonus depreciation deductions for most tangible personal property with a recovery period of 20 years or less, acquired and placed in service after January 19, 2025, and (4) for tax years beginning after December 31, 2024, restores Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA).

The estimated annual effective tax rate for the fiscal year ending April 30, 2026 is 21.69%. This calculation reflects an estimated income tax expense based on our current fiscal year annual pretax income forecast which includes non-deductible expenses, estimated research and development credits, and state income taxes. The estimate of the annual effective tax rate is based on evaluations of possible future events and may be subject to revision in future reporting periods.

For the three months ending October 31, 2025, the Company recorded an income tax benefit of $30,644 which includes a discrete income tax benefit of $418,766. The discrete income tax benefit is primarily due to stock compensation windfall deductions and a remeasurement of the net deferred tax asset due to a new state filing. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes. For the three months ending October 31, 2024, the Company recorded an income tax provision of $138,592 which included a discrete tax income benefit of $9,577.

For the six months ended October 31, 2025, the Company recorded an income tax benefit of $107,915 which includes a discrete tax benefit of $612,685. The discrete income tax benefit is primarily due to stock compensation windfall deductions and a remeasurement of the net deferred tax asset due to a new state filing. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes. For the six months ended October 31, 2024, the Company recorded an income tax provision of $271,522 which includes a discrete tax benefit of $4,222.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

The effective tax rate for the three months ended October 31, 2025 was an income tax benefit of 1.73% on pretax income of $1.8 million compared to an income tax provision of 4.96% on pretax income of $2.8 million in the comparable prior fiscal year period. The effective tax rate for the three months ended October 31, 2025 differs from the U.S. federal statutory rate of 21% primarily due to non-deductible expenses, state income taxes, R&D credits and discrete items.

The effective tax rate for the six months ended October 31, 2025 was an income tax benefit of 4.64% on pretax income of $2.3 million compared to an income tax provision of 5.07% on pretax income of $5.4 million in the comparable prior fiscal year period. The effective tax rate for the six months ended October 31, 2025 differs from the U.S. federal statutory rate of 21% primarily due to non-deductible expenses, state income taxes, R&D credits and discrete items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $31.3 million at October 31, 2025 and approximately $29.7 million at April 30, 2025.  Included in working capital at October 31, 2025 and April 30, 2025 was $3.0 million and $4.7 million, respectively, of cash and cash equivalents.  The Company’s current ratio was 2.6 to 1 at October 31, 2025 compared to 2.3 to 1 as of April 30, 2025.

Net cash provided by operating activities for the six months ended October 31, 2025 and 2024 was approximately $0.6 million and $2.4 million, respectively.  The decrease in net cash provided by operating activities in the first six months of fiscal 2026 as compared to the prior fiscal year period was primarily due to timing of billings and cash collections and a decrease in net income.  For the six months ended October 31, 2025 and 2024, the Company incurred approximately $2.7 million and $2.5 million, respectively, of non-cash operating expenses including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the six months ended October 31, 2025 and 2024 was approximately $1.4 million and $0.8 million, respectively, all relating to purchases of capital expenditures.

Net cash used in financing activities for the six months ended October 31, 2025 was $1.0 million, all related to purchase of treasury stock. Net cash used in financing activities for the six months ended October 31, 2024 was $9.7 million, of which $9.6 million was related to the payout of a special cash dividend of $1.00 per share of common stock paid on August 29, 2024.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $5.0 million worth of shares of the Company’s common stock. On September 9, 2025, the Company’s Board of Directors approved a new share repurchase authorization in the amount of $20.0 million. Under this new share repurchase authorization, the Company’s shares of common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time without notice. The new share repurchase authorization replaced the Company’s existing share repurchase authorization under which approximately $0.6 million remained. This new share repurchase authorization does not have an expiration date.

During the three months ended October 31, 2025, the Company acquired 10,219 shares at a weighted average share price of $36.72 per share. The Company acquired these shares to satisfy tax withholding requirements upon the vesting of previously granted RSU awards. As of October 31, 2025, the Company had repurchased approximately $0.4 million of its common stock out of the $20.0 million authorized under the new share repurchase authorization. During the three months ended October 31, 2024, the Company repurchased 7,893 shares of outstanding common stock at $12.62 per share, respectively.

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

As of October 31, 2025, the Company’s consolidated funded backlog was approximately $82 million compared to approximately $70 million at April 30, 2025.  Approximately 69% of the backlog, as of October 31, 2025, is expected to be realized in the next twelve months.  The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least December 12, 2026 and its long-term operation and investment needs for the foreseeable future thereafter.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2025, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the share repurchase activity for the quarter ended October 31, 2025:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
August 1 - 31, 2025	-	-	-	$555,912
September 1 - 30, 2025	-	-	-	$20,000,000
October 1 - 31, 2025	10,219	$36.72	10,219	$19,624,758
Total	10,219		10,219	$19,624,758

(1)	In March 2005, the Company’s Board of Directors authorized the repurchase of up to $5.0 million worth of shares of the Company’s common stock. On September 9, 2025, the Company’s Board of Directors approved a new share repurchase authorization in the amount of $20.0 million. Under this new share repurchase authorization, the Company’s shares of common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time without notice. The new share repurchase authorization replaced the Company’s existing share repurchase authorization under which approximately $0.6 million remained. This new share repurchase authorization does not have an expiration date.

(2)	Represents shares withheld with respect to stock-based awards to satisfy required tax withholding obligations for the month of October 2025. There were no shares withheld or otherwise repurchased during the months of August 2025 and September 2025.

Item 5. Other Information

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

31.1 -	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-	The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.

Dated: December 15, 2025
	By:	/s/ Thomas McClelland
Thomas McClelland
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)