Form 10-K
period 2026-04-30
FREQUENCY ELECTRONICS INC
filed 2026-07-17
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant as of October 31, 2025 – $240,400,000

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of July 15, 2026 – 9,870,077

DOCUMENTS INCORPORATED BY REFERENCE: PART III incorporates information by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Stockholders to be held on or about October 7, 2026.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

i

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

Unless the context indicates otherwise, references to the Registrant, Frequency Electronics or the Company are to Frequency Electronics, Inc. and its subsidiaries. References to “FEI” are to the parent company alone and do not refer to any of the subsidiaries. Frequency Electronics, a Delaware corporation, has its principal executive office at 55 Charles Lindbergh Boulevard, Mitchel Field, New York 11553. Its telephone number is 516-794-4500 and its website is www.frequencyelectronics.com.

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

CORPORATE STRUCTURE AND RESTRUCTURING

On April 30, 2026, FEI-Elcom Tech, Inc. (“FEI-Elcom”) a wholly-owned subsidiary of the Company, was converted into a Delaware limited liability company. The ongoing business operations of FEI-Elcom will continue under the FEI-NY segment. This restructuring was a transaction between entities under common control and did not result in a change in the consolidated financial statements of the Company. For more information regarding the Company’s restructuring, see Note 1 to the Consolidated Financial Statements.

MARKETS

The Company’s principal end markets are time and frequency generation and distribution systems for use in satellite payloads and terrestrial secure command control and communications systems.

For the satellite market, the Company has a unique legacy of providing master timing systems, power converters, and frequency generation, synthesis and distribution systems. These products are applicable for both commercial and U.S. Government end-use. Currently, it is estimated that there are over 14,000 U.S. satellites with varying remaining useful lives operating in Geostationary, Medium and Low Earth Orbits (“LEO”). The number of operational satellites with emphasis on high-throughput is expected to continue to grow over the next ten years as demand for higher bandwidths and improved anti-jam-anti-spoofing increases. Furthermore, the U.S. Government is expected to contract options for additional GPS III satellites, and the Company believes it is well positioned to compete for the onboard clock ensemble with its high-precision digital Rubidium atomic frequency standard.

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

To address these markets, the Company has several corporate entities that operate under two reportable segments primarily based on the geographic locations of its subsidiaries. The two reportable segments are (1) FEI-NY, which includes the subsidiaries FEI Government Systems, Inc. and FEI Communications, Inc., and, until April 30, 2026, included FEI-Elcom; and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”).

Frequency Electronics has made a strategic decision to focus on satellite payloads, C4ISR and EW market segments, because the Company believes these business areas represent significant opportunities for revenue growth.

1. FEI-NY

FEI Government Systems, Inc. and FEI Communications, Inc. design and manufacture U.S. Government and commercial satellite electronics, as well as products for the U.S. military and commercial telecom customers. These products are designed and manufactured at the Company’s Long Island, New York headquarters facility.

Until April 30, 2026, FEI-Elcom designed and manufactured Radio Frequency (“RF”) microwave modules, devices and subsystems up to 60 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.

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

REPORTABLE SEGMENTS AND PRODUCTS

The Company operates under two reportable segments, primarily aligned with the geographical locations of its subsidiaries: (1) FEI-NY and (2) FEI-Zyfer. Within each segment the Company designs, develops, manufactures and markets precision time and frequency control products for different markets as described below. The Company’s Chief Operating Decision Maker (“CODM”) measures segment performance based on total revenues, cost of revenues, and profits generated by each geographic center rather than on the specific types of customers or end-users. Consequently, the Company determined that the segments indicated above appropriately reflect the way the Company’s CODM views the business. The FEI-NY segment, which includes the parent company, FEI, operates out of the Company’s Long Island, New York headquarters facility. The FEI-NY segment also includes the operations of FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for FEI’s business. Effective as of April 30, 2026, FEI-Elcom converted into a Delaware limited liability company; however, the ongoing business operations of FEI-Elcom will continue under the FEI-NY segment. For more information regarding the Company’s restructuring, see Note 1 to the Consolidated Financial Statements. The products manufactured by the FEI-NY segment are precision time and frequency products, and more recently, quantum sensing products ,principally marketed to the commercial and U.S. Government satellite markets, to other U.S. Department of War (“DOW”) customers and to wireless communications network providers. Quantum sensors include magnetic sensors (magnetometers), and Rydberg sensors (compact receiving antennae), which utilize the same basic physics phenomena as atomic clocks. Because FEI-NY has manufactured atomic clocks for decades, the quantum sensor market represents a new growing market which utilizes the underlying technology behind atomic clocks, and is a natural arena for FEI to compete in. The FEI-Zyfer segment, which operates out of California, designs and manufactures products that incorporate GPS technologies and high-precision clocks designed and manufactured at FEI. FEI-Zyfer sells its products to both commercial and U.S. Government customers and collaborates with FEI on joint product development activities.

During fiscal years 2026 and 2025, approximately 72% and 76%, respectively, of the Company’s consolidated revenues were from products sold by the FEI-NY segment. In fiscal years 2026 and 2025, sales for the FEI-Zyfer segment were 34% and 27%, respectively, of the Company’s consolidated revenues. (The sum of annual sales percentages exceeds 100% due to intersegment sales.)

Consolidated revenues include sales to end-users in countries located outside of the U.S., primarily in Europe and Asia. During fiscal years 2026 and 2025, foreign sales comprised 9% and 6%, respectively, of the Company’s consolidated revenues. For segment information, see Note 13 to the Consolidated Financial Statements.

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

As indicated above, many of the programs and platforms for which the Company supplies products and systems are used by the U.S. Government for maintaining secure communications world-wide, for obtaining vital intelligence and for enabling precision targeting capabilities. The Company’s products are also used in classified projects for the U.S. Government. It is the belief of management that the future success of the mission of the U.S. military and intelligence community is dependent on successful and timely deployment of these systems. Thus, the Company anticipates that adequate funds will be provided by the U.S. Government to ensure that the programs are completed. However, the Company’s experience indicates that programs and/or product sales can be delayed or canceled due to variations associated with periodic U.S. Government appropriations cycles and shifting priorities. If the U.S. Government canceled or delayed, even temporarily, programs and/or purchases involving Company products, the Company’s business could suffer a material adverse effect.

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

Government end-use contracts are subject to termination by the purchaser for convenience or default, as well as various other Federal Acquisition Regulations provisions. In the event of a termination for convenience, the Company is entitled to receive compensation as provided under the specific terms of such contracts. There were two government end-use contracts terminated during the fiscal year ended April 30, 2026.

FEI-NY Segment:

FEI-NY provides precision time, frequency generation and synchronization products and subsystems that are found on-board satellites, in ground-based communication systems and imbedded in mobile platforms operated by the U.S. military. FEI-NY has made a substantial investment in research and development (“R&D”) to apply its core technologies to satellite payloads, non-space DOW programs and commercial and industrial markets. Revenues from satellite payloads, both for commercial and U.S. Government applications, have become FEI-NY’s largest business area while the portion of commercial network infrastructure sales has declined relatively. FEI-NY expects to continue to generate substantial revenues from deployment of new and replacement satellites and other U.S. Government/DOW applications including sales of ruggedized subsystems for mobile U.S. military platforms.

Satellite Payloads

The use of satellites launched for communications, navigation, weather forecasting, video and data transmissions and Internet access has expanded the need to transmit increasing amounts of voice, video, and data to earth-based receivers. This requires more precise timing and frequency control at the satellite. The Company manufactures the master timing systems (quartz, rubidium) and other significant timing and frequency generation products for navigation, communication and intelligence collection satellites, and many of the Company’s other space assemblies are used onboard spacecraft for command, control and power distribution. Efficient and reliable DC-DC power converters are also manufactured for the Company’s own assemblies and as stand-alone products for space applications. The Company’s oven-controlled quartz crystal oscillators are cost-effective precision frequency sources suited for high-end performance required in satellite communications, airborne and terrestrial datalinks and geophysical survey positioning systems. Commercial satellite programs that utilize the Company’s space-qualified products include Iridium NEXT Constellation, Intelsat EPIC, O3B, WAAS, MexSat, MSV, ICO, TerreStar, EchoStar, Inmarsat and others. The Company is also pursuing core product opportunities for planned satellite constellations that will operate in Low- or Medium-Earth Orbits.

In the years ahead, the Company expects that the DOW will require more secure communication capabilities, more assets in space and greater bandwidth. The Global Positioning Satellite System, the MILSTAR Satellite System and the AEHF Satellite System are examples of the programs in which the Company has participated or plans to participate and which management believes are important to the success of the U.S. Government’s communication, intelligence and Precision Navigation and Timing (“PNT”) needs. It is likely that the DOW will move to adopt smaller and less expensive satellites for LEO applications, which the Company anticipates will necessitate the adaptation of the Company’s products or development of new products to better suit this type of satellite architecture. The Company previously manufactured the master clock for the Trident missile, the basic timing system for the Voyager I and Voyager II deep space exploratory missions and the quartz timing system for the Space Shuttle. The Company’s product offerings for U.S. Government satellite programs are similar in design and function to those used on commercial satellites, as described above.

U.S. Government- Non-space

In addition to space-based programs, the Company’s proprietary products are used in airborne and ground-based guidance, navigation, communications, radar, sonar and electronic countermeasures and timing systems. The Company has developed and patented a low acceleration-sensitive technology which offers an approximate 100 times improvement in performance under shock, vibration and other environmental effects as compared to other devices. Products are built in accordance with DOW standards and are in use on many of the U.S. Government’s important military applications. The Company anticipates that the U.S. government will provide adequate funds to sustain these programs.

Until April 30, 2026, FEI-Elcom addressed RF microwave modules and subsystems up to 60 GHz including fast switching, ultra-low phase noise synthesizers, up-down converters, receivers, tuners, ceramic resonance oscillators and dielectric resonance oscillators.

FEI-Zyfer Segment:

FEI-Zyfer designs, develops and manufactures products that provide PNT, primarily incorporating Global Navigation Satellite System(s) technology. FEI-Zyfer’s products make use of both “in-the-clear” civil and “crypto-secured” military signals for GPS. FEI-Zyfer’s products are integrated into radar systems, airborne SIGINT/COMINT platforms, information networks, test equipment, military command and control terminals, and satellite ground stations. FEI-Zyfer’s products are an important extension of FEI’s core product line, specifically in secure PNT for Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR). Recently identified threats to the communication capabilities of U.S. Government and to the public and enterprise networks through jamming, multi-path or “spoofing” GPS signals may be mitigated by FEI-Zyfer’s technologies and products. High precision, ruggedized clocks combined with specialized software are essential for the security of government communication and systems. More than 95% of FEI-Zyfer’s revenues are derived from sales where the end user is the U.S. Government.

BACKLOG

As of April 30, 2026, the Company’s consolidated backlog amounted to approximately $111 million compared to $70 million, at the end of the prior fiscal year. Approximately 73% of the current backlog is expected to be filled during the Company’s fiscal year ending April 30, 2027. As of April 30, 2026, there were no amounts included in backlog under cost-plus or fixed-fee contracts that had not been funded. The Company excludes from backlog those contracts or awards for which it has not received authorization to proceed. The Company expects any partially funded contracts to become fully funded over time and will add the additional funding to its backlog at that time. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, change in contract terms and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of the revenues or profits (losses) which may be realized when the results of such contracts are reported.

CUSTOMERS AND SUPPLIERS

The Company’s products are sold to both commercial and governmental customers. For the years ended April 30, 2026 and 2025, approximately 91% and 94%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

During fiscal year 2026, Lockheed Martin Corporation (“Lockheed Martin”), L3Harris Technologies, Inc. (“L3Harris”), and The Boeing Company (“Boeing”) each accounted for more than 10% of the Company’s consolidated revenues.

During fiscal year 2025, Northrop Grumman Company (“Northrop Grumman”) accounted for more than 10% of the Company’s consolidated revenues.

The loss by the Company of any one of these customers could have a material adverse effect on the Company’s business. The Company believes its relationship with these companies is mutually satisfactory. Additionally, the Company is not aware of any prospect for the cancellation or significant reduction of any of its commercial or existing U.S. Government contracts; however, the cancellation or significant reduction of the Company’s commercial or existing U.S. Government contracts could have a material adverse effect on the Company’s business.

The Company purchases a variety of electrical and other components and materials for use in the manufacture of its products. The Company is not dependent upon any one supplier or source of supply for any of its materials and maintains alternative sources of supply for all of its purchases. The Company has found its suppliers to be generally reliable and price-competitive; however, recent quotes for various parts and materials reflect longer delivery schedules and price increases. Where supply chain issues have been encountered, the Company has responded by changing the source of supply or redesigning products and replacing unavailable parts and materials with alternates wherever possible. FEI-NY is dependent on a limited number of suppliers for space qualified parts. If these suppliers were unable to deliver in reasonable time frames, then the prompt qualification of alternate suppliers may not be feasible or cost effective. Consequently, the Company could experience delays in delivery of its end products or costs in excess of what was originally quoted.

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

The Company continues to focus a significant portion of its own resources and efforts on developing hardware for satellites (commercial and U.S. Government) and terrestrial commercial communications systems, including wireless and GPS-related systems. During fiscal years 2026 and 2025, the Company expended $6.1 million on such R&D activity in both years. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, the Company receives customer funding for specific R&D projects and anticipates additional funding from customers for future R&D initiatives. Although funding is obtained from customers, the Company retains the rights to any products developed. During fiscal years 2026 and 2025, some of the Company’s development resources were applied to the design-stage of fixed-price satellite payload sub-system programs. For fiscal year 2027, the resources to be allocated to R&D will depend on market conditions and identification of new opportunities, as was the case in fiscal year 2026.

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

The Company’s principal competition for space products is the in-house capability of its major customers such as Boeing, Northrop Grumman and Lockheed Martin, as well as a number of other firms capable of providing high-reliability microwave frequency generators. With respect to non-space products, such as systems for precision time for terrestrial secure communication and command and control, and products for multiple applications in the EW market, the Company competes with larger domestic companies such as Microchip Technology Incorporated and Mercury Systems, Inc.

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

The Company currently employs 242 employees (232 full-time and 10 part-time), 99% based in the U.S. No employees are represented by labor unions. We believe our relationships with our employees are favorable as reflected in our high retention rates.

See “Risk Factors” for further discussion regarding risks related to our workforce and employee relations.

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

The names of all executive officers of the Company and all positions and offices with the Company that they presently hold are as follows:

Thomas McClelland	-	President and Chief Executive Officer

Oleandro Mancini	-	Senior Vice President, Business Development

Steven L. Bernstein	-	Chief Financial Officer and Secretary and Treasurer

Thomas McClelland, age 71, joined the Company as an engineer in 1984 and was elected Vice President, Commercial Products in March 1999. In fiscal year 2011, Dr. McClelland’s title was modified to Vice President, Advanced Development to describe his expanded role in the Company. In January 2020, Dr. McClelland’s title was modified to Senior Vice President and Chief Scientist. In July 2022, Dr. McClelland was appointed the Company’s Interim President and Chief Executive Officer, in addition to his existing positions and responsibilities with the Company, following the resignation of the Company’s former President and Chief Executive Officer. On January 17, 2023, Dr. McClelland was appointed the Company’s President and Chief Executive Officer.

Oleandro Mancini, age 77, joined the Company in August 2000 as Vice President, Business Development and was promoted to Senior Vice President in 2010. Prior to joining the Company, Mr. Mancini served from 1998 to 2000 as Vice President, Sales and Marketing at Satellite Transmission Systems, Inc. and from 1995 to 1998 as Vice President, Business Development at Cardion, Inc., a Siemens A.G. company. From 1987 to 1995, he held the position of Vice President, Engineering at Cardion, Inc.

Steven L. Bernstein, age 61, joined the Company in April 2010 as its Controller and was appointed to the position of Chief Financial Officer in April 2016. In January 2019, Mr. Bernstein was also appointed as Secretary and Treasurer of the Company, in addition to his role as Chief Financial Officer. Prior to joining the Company, Mr. Bernstein worked in the North America accounting group of Arrow Electronics, a Fortune 500 electronics distributor.

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

Either as a prime contractor or as a subcontractor, we rely heavily on U.S. Government programs, from which we derived approximately 91% and 94% of our sales in fiscal year 2026 and fiscal year 2025, respectively. These U.S Government programs may be only partially or incrementally funded and are subject to potential termination. These programs may also be subject to funding reductions and/or delays due to changes in government priorities or other factors. Whether direct contracts with the U.S. Government or contracts with prime contractors to the U.S. Government, our contracts typically are funded at a level less than the full contract value and require periodic incremental additional funding in order to continue. Should circumstances change regarding funding and sufficient funding become unavailable, contracts may be terminated, delayed significantly or put on stop work status.

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

As a subcontractor, the Company is reliant on a few large customers that generally hold the ultimate contract with the U.S. Government. During fiscal year 2026, Lockheed Martin, L3Harris, and Boeing each accounted for more than 10% of the Company’s consolidated revenues. These customers typically incorporate our products into larger programs. If these customers encounter technical, financial or other issues unrelated to our products that affect the larger program’s operations, the related program may be terminated or require expensive, unanticipated revisions. These issues, although unrelated to our products, could adversely impact us if our customers’ contracts with the U.S. Government become subject to re-competition or are ultimately cancelled. Additionally, our larger customers are sophisticated corporations with large research and development staffs and budgets. If one or more sought to design and manufacture replacements for our products, they could potentially discontinue their need for our products. Alternatively, our larger customers could look to replace our products with the products of one or more of our competitors. The loss of the U.S. Government or one or more of our other larger customers or programs could adversely affect our business, financial position, results of operations and/or cash flows.

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

The Company’s operating income can be adversely affected when estimated contract costs increase. Reasons for increased estimated contract costs include: design issues; changes in estimates of the nature and complexity of the work, including technical or quality issues or requests for additional work; production challenges, including those resulting from the timeliness of customer funding and the unavailability or reduced productivity of qualified labor; the availability, performance, and quality of significant subcontractors; supplier issues, including the costs, timeliness and availability of materials and components; changes in laws or regulations; actions necessary for long-term customer satisfaction; and natural disasters or other matters. We have filed, and may file, requests for equitable adjustment or claims to seek recovery in whole or in part for our increased costs and aim to protect against these risks through contract terms and conditions when practical, but the prime contractor or the U.S. Government may disagree with our requests or may not have funding to cover them.

Due to their nature, fixed price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor shortages, and increased labor rates. In fiscal year 2026, 95% of our sales were derived from fixed-price contracts. While the Company’s management uses its best judgment to estimate costs associated with fixed-price contracts, future events may require adjustments, which could ultimately adversely affect the Company’s operating income.

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

We operate in a highly competitive industry focused on very high-performance products. Many of our competitors are larger, have greater financial resources and have larger R&D and marketing staffs. While we also maintain a robust internal R&D program that is intended to maintain our technical edge, the Company is limited in its resources and ultimately may not be able to successfully compete. Technology is advancing rapidly, and if we are unable to respond effectively to competition, we may lose existing customers, fail to win future business or experience undue pricing pressures that could affect our financial performance. Certain of our current technologies may become subject to significant future advancements, which may make our products obsolete or non-competitive. Competitors may be able to develop new manufacturing technologies that afford them cost and/or schedule advantages compared to our products. Customers may elect a less expensive product, even where it offers lower performance, compared to our current products. Specifically, the emergence of numerous LEO commercial satellite systems that have significantly lower requirements for life in orbit may result in new products based on commercial parts and processes not required for the high performance and/or longer lived geo-synchronous orbit satellites for which the Company has typically developed products. This may result in a migration to less capable, but less expensive products compared to what the Company has traditionally produced. This may result in reduced market share, lower revenues and adversely impact our business operations and financial conditions. Additionally, competitors may have the benefit of other contracts that enable them to produce in volume with a concomitant cost advantage that affords them a price advantage. Many of our customers have in-house capability to develop products comparable to ours and may opt to do so. Accordingly, if we are unable to continue to compete successfully against our current or future competitors, we may experience declines in future revenues and market share, which could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Our products, which are often incorporated into larger systems, are technologically complex and require state-of-the-art technology and manufacturing expertise. Any defect in the design, materials or workmanship with respect to our product could result in system failure.

Our products are technologically complex and require state-of-the-art technology and manufacturing expertise. If a defect in design, materials or workmanship is not identified prior to delivery, the defect can result in product failure and potentially the loss of mission capability for the systems into which our products are integrated. All satellites cannot be recovered from orbit to repair failed sub-systems, therefore failure of a Company product incorporated into a satellite may result in the complete loss of the satellite with a significant impact to the Company’s reputation and future business prospects. Penalties and possible litigation may result from these types of problems, with potential significant impact to our business, financial position, results of operations and/or cash flows.

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

We rely on very unique skill sets in our employee population. Our average employee tenure is approximately 11 years and the median age is approximately 53. Our products rely on very experienced engineers, physicists and manufacturing personnel who are trained in-house and who acquire competence only after a lengthy period of time. Given the median age of our average employee, we anticipate that a number of our key personnel will retire in the coming years. If we are unable to attract, train and retain competent and skilled replacement employees, our ability to design, develop and manufacture our products will be adversely affected. Furthermore, our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks. If we experience unanticipated attrition with respect to these employees, it will be difficult for us to replace them on a timely basis.

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

Health epidemics, pandemics and similar outbreaks create substantial risk to the Company. Employees work in close proximity to one another. Therefore, if an employee is infected with a communicable disease or suspected of being infected, other employees he or she has come in contact with may also be infected, with a cascading effect on the workforce. In addition to the time off to recover, there is a need to clean and disinfect the areas where the employee was working and had frequented in the facility. The nature of the Company’s business requires mostly “hands-on” activities related to design, manufacturing and testing. Therefore, absenteeism resulting from infectious diseases and cleaning procedures to disinfect various areas of our facilities can have a significant impact on a contract’s schedule, with a corresponding impact to costs. The Company is not able to predict possible future health epidemics, pandemics, or similar outbreaks, but if they manifest, they could have significant adverse effects on our business, financial position, results of operations and/or cash flows.

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

Noncompliance with any of the covenants in the Company’s $10 million senior secured revolving credit facility (the “Credit Agreement”), which matures on June 12, 2029, could result in any debt outstanding thereunder becoming due, which could have a material adverse effect on its financial position, operations and liquidity.

The Credit Agreement contains customary restrictive covenants and financial covenants, including those related to total leverage and minimum fixed charge coverage, that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default. If any such event of default is not cured or waived, the lender could elect to declare any outstanding debt under the Credit Agreement at such time to be due and payable and could cease making further loans and institute foreclosure proceedings against the Company’s assets, all of which could have a material adverse effect on the Company’s financial position, operations and liquidity.

Risks Related to Legal, Regulatory and Compliance Matters

Our failure to comply with laws, regulations and/or terms we are subject to could adversely affect our business.

We operate in a highly regulated industry and are routinely audited and reviewed by the U.S. Government and its agencies. These agencies review performance under our contracts, our cost structure and accounting, and our compliance with applicable laws, regulations, terms and standards, as well as the adequacy of our systems in meeting government requirements. If an audit uncovers improper or illegal activities, we would be subject to possible civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. Most of our contracts are subject to Federal Acquisition Regulations (FARs) or Defense Federal Acquisition Regulation Supplement (DFARS). Violation of any of these regulations can result in significant consequences, including fines, debarments or other punitive measures by the U.S. Government. Additionally, the Company has defense department security clearance that is required for performance on several contracts. Failure to maintain compliant security procedures may result in suspension of our security clearance and inability to perform on current contracts, as well as limit our ability to be awarded future contracts. The Company is also subject to export control requirements, anti-boycott regulations and Office of Foreign Assets Control (OFAC) sanctions against business dealings with certain persons and entities, including its investment in Morion, Inc., a less than wholly-owned subsidiary of state-owned Russian bank Gazprombank. For example, the U.S. Ukraine-related sanctions regime has since 2014 included a list of sectoral sanctions identifications (“SSI”) pursuant to Executive Order 13662, which prohibits certain transactions, including certain extensions of credit, with an entity designated as an SSI or certain affiliates of an entity designated as an SSI. On July 16, 2014, after the Company’s investment in Morion, Gazprombank was designated as an SSI. As previously disclosed, in light of Morion’s relationship with Gazprombank, in 2020, the Company evaluated, with the assistance of external legal counsel, certain sales to Morion and the timing of payments by Morion to the Company in connection with those sales to determine whether payments by Morion may have inadvertently constituted extensions of credit in violation of Directive 1 under Executive Order 13662. The Company determined that certain payments by Morion – the majority of which occurred more than five years ago – were not timely. Following the evaluation, on May 7, 2020, the Company voluntarily disclosed its findings to OFAC. The Company’s voluntary disclosure to OFAC related solely to delays in collection of accounts receivable that exceeded then-applicable payment windows set forth in sanctions regulations and did not relate to any other type of payment or transaction. On February 17, 2021, the Company received a Cautionary Letter from OFAC indicating that OFAC has completed its review of the matter. According to OFAC, the Cautionary Letter was issued instead of pursuing a civil monetary penalty or taking other enforcement action. On October 30, 2024, OFAC designated Morion as a Specially Designated National, resulting in the blocking of all Morion property and property interests and the termination of all commercial relationships between the Company and Morion. Although the Company’s prior voluntary disclosure to OFAC discussed above did not lead to any civil monetary penalty or other enforcement action and although the Company has terminated all commercial relationships with Morion following Morion’s designation as a Specially Designated National, the Company continues to hold a minority equity interest in Morion, and there can be no assurance that the Company’s historical or continuing relationship with Morion will not result in additional regulatory scrutiny or liability. Any future violation of any of the requirements, governmental regulations discussed above, including OFAC sanctions, or other similar laws, regulations, terms or standards could have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to various investigations, claims, disputes, enforcement actions, litigation, and other legal proceedings that could ultimately be resolved against us.

We have and may in the future become subject to investigations, claims, disputes, enforcement actions and administrative, civil or criminal litigation, arbitration or other legal proceedings across a broad array of matters, including government contracts, commercial transactions, false claims, false statements, compliance with government orders, mischarging, contract performance, fraud, procurement integrity, securities laws and requirements, products liability, warranties, hazardous materials, personal injury claims, environmental, stockholder derivative actions, acquisitions and divestitures, intellectual property, tax, corporate law and obligations, employment, export/import, anti-corruption, debt and equity, labor, health and safety, accidents, and employee benefits and plans, including plan administration, improper payments and issues related to privacy and security (cyber and physical). These matters can divert financial and management resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief or other liabilities; and otherwise harm our business and our ability to obtain and retain new business. Certain allegations against us can lead to suspension or debarment from government contracts. A suspension or debarment could have a material adverse effect on the Company because of our reliance on U.S. Government contracts. Additionally, an investigation, claim, dispute, enforcement action or litigation, even if pending or not ultimately substantiated or if fully indemnified or insured, can also negatively impact our reputation among our customers, and make it substantially more difficult for us to compete effectively for business in the future. Accordingly, investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

The trading price of our common stock has been, and may continue to be volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. As a result, investors in our common stock may experience substantial losses. This volatility may or may not be related to our operating performance. Our operating results, from time to time, may be below the expectations of public market analysts and investors, which could have a material adverse effect on the market price of our common stock.

If significant existing stockholders sell large numbers of shares of our common stock, our common stock price could decline.

Approximately 38.5% of our outstanding common stock is held by 5 individuals or entities. The market price of our common stock could decline if a large number of our shares of outstanding common stock are sold in the public market by our existing stockholders or as a result of the perception that such sales could occur.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to our mission to ensure uninterrupted business continuity and enables us to deliver superior services while safeguarding our customers’ sensitive information.

Our cybersecurity risk management processes are integrated into our overall risk management strategy. As part of our risk management strategy, our cybersecurity framework encompasses the following key processes:

●	Risk-Based Controls for Information Systems: We maintain an Information Technology (IT) infrastructure with physical, administrative, and technical controls tailored to protect the confidentiality, integrity, and availability of our information and systems.

●	Cybersecurity Incident Response Plan and Testing: We have an incident response plan supported by a dedicated team to address cybersecurity incidents. This incident response plan includes vulnerability identification, initial assessment, and engagement of external experts as needed.

●	Training Initiatives: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at the Company. We also provide additional role-based training to employees based on customer requirements, regulatory obligations and industry risks, as needed.

●	Third-Party Assessments: We engage cybersecurity firms to regularly evaluate our cybersecurity posture, helping identify and mitigate risks posed by evolving threats.

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

Our adherence to Defense Federal Acquisition Regulation Supplement (DFARS) and Cybersecurity Maturity Model Certification (CMMC) requirements seeks to ensure strict protection of Controlled Unclassified Information (CUI), as mandated by the U.S. Department of War. These efforts underscore our commitment to maintaining the highest cybersecurity resilience standards and regulatory compliance.

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

Our Chief Information Officer (CIO) leads our cybersecurity program and reports directly to our Chief Executive Officer. Our CIO is supported by our internal IT team that assists our CIO in the day-to-day management of the cybersecurity program, including the cybersecurity incident response plan, training initiatives and third-party assessments. Our CIO has over two decades of experience in various cybersecurity functions, including implementing stringent cybersecurity measures to protect sensitive information and meet established security standards, extensive work in IT governance and operations, network intrusion and critical systems protection, Enterprise Resource Planning (ERP) systems, and data analytics. He has a B.S. in Computer Information Systems, and additional training in Risk Management Framework 2, COMSEC, and APICS.

Item 2. Properties

The Company operates out of several facilities located around the U.S. Each facility is used for manufacturing its products and for administrative activities. The following table presents the location, size and terms of ownership/occupation:

Location	Size (sq. ft.)	Own or Lease
Mitchel Field, NY	93,000	Lease
Garden Grove, CA	37,463	Lease
Northvale, NJ	6,548	Lease
Boulder, CO	4,140	Lease

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

The Garden Grove, California facility is leased by the Company’s subsidiary, FEI-Zyfer. The facility consists of a combination office and test/assembly areas. The Company signed a third amendment to the lease, which expanded the square footage rented, and extended the lease an additional 62 months, beginning February 1, 2025 and expiring March 30, 2030. The average annual rent over the period of the amendment is approximately $672,000. The Company believes the leased space is adequate to meet FEI-Zyfer’s operational needs.

FEI-Elcom entered into a new lease agreement on January 12, 2022 regarding its Northvale, New Jersey facility. The facility consists of a combination office and manufacturing space. The Company signed a third amendment to the lease, which extended the lease an additional 36 months beginning February 1, 2022 and expiring January 31, 2025, and reduced the square footage rented. Until a new lease is signed, the Company will make monthly payments of $13,491; all other terms and conditions of the previous lease shall remain in full force and effect. As of April 30, 2026, the Company has not signed a fourth amendment to the lease with the landlord, however, the Company continues to utilize the space for FEI-Elcom’s operational needs.

The Boulder, Colorado facility is leased by the Company and is used as a satellite facility for the FEI-NY segment. The facility consists of a combination office and test/assembly areas. The Company signed the lease for a period of 62 months, beginning August 1, 2025 and expiring September 30, 2030. The average annual rent over the period of the lease is approximately $71,100. The Company believes the leased space is adequate to meet operational needs.

Item 3. Legal Proceedings

From time to time, the Company may become a defendant in litigation arising out of the ordinary course of business. As of July 16, 2026, the Company was not party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The Nasdaq Global Market (“NASDAQ”) under the ticker symbol “FEIM.” As of July 8, 2026, the approximate number of holders of record of common stock was 613.

DIVIDEND POLICY

No dividends were declared or paid during fiscal year 2026. In the past, we have declared special dividends from time to time; however, any future determinations as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial conditions, capital requirements, Credit Agreement restrictions, and other factors deemed relevant by the Board of Directors.

The Credit Agreement currently restricts our ability to declare and pay dividends on our common stock if certain total leverage and minimum fixed charge coverage covenants are not met, and our ability to declare and pay dividends on our common stock may further be restricted by the provisions of other financing documents that we may enter into in the future or the terms of securities that we may issue from time to time.

PURCHASES OF EQUITY SECURITIES

There were no sales of unregistered equity securities during the quarter ended April 30, 2026.

The following table presents the share-repurchase activity for the quarter ended April 30, 2026:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
February 1 - 28, 2026	-	$-	-	$19,009,026
March 1 - 31, 2026	-	-	-	$19,009,026
April 1 - 30, 2026	-	-	-	$19,009,026
Total	-		-	$19,009,026

(1)	In March 2005, the Company’s Board of Directors authorized the repurchase of up to $5.0 million worth of shares of the Company’s common stock. On September 9, 2025, the Company’s Board of Directors approved a new share repurchase authorization in the amount of $20.0 million. Under this new share repurchase authorization, the Company’s shares of common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions, other investment opportunities, and compliance with the covenants under the Credit Agreement, through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time without notice. The new share repurchase authorization replaced the Company’s prior share repurchase authorization under which approximately $0.6 million remained. This new share repurchase authorization does not have an expiration date.

(2)	There were no shares withheld or otherwise repurchased during the quarter ended April 30, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Annual Report on Form 10-K regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with reliance on key customers, including the U.S. government, the Company’s use of estimates when accounting for contracts, actions by significant customers or competitors, competitive factors, new products and technological changes, continued acceptance of the Company’s products in the marketplace, dependence upon third-party vendors, product prices and raw material costs, the Company’s ability to attract and retain key employees, general domestic and international economic conditions, health epidemics and pandemics, external disruptions to the Company’s facilities or supply chain, the Company’s operations in a highly regulated industry, the outcome of any litigation and arbitration proceedings, cybersecurity attacks, noncompliance with any of the covenants in the Credit Agreement, volatility in the Company’s stock price, including due to the relatively low trading volume of its common stock, and failure to maintain an effective system of internal controls over financial reporting. The factors listed above are not exhaustive. Other sections of this Form 10-K include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by the Company or its management may turn out to be incorrect.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Estimates

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts, income taxes and the valuation of inventories. Each of these areas requires the Company to make use of reasonable estimates, including estimating the cost to complete a contract, the realizable value of its inventories or the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations.

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

Income Taxes

On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (“OBBBA”) into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment during the first quarter of fiscal year 2026. The OBBBA made changes to the U.S. tax code, including, but not limited to: (1) allowing taxpayers to fully deduct domestic research expenditures for tax years beginning after December 31, 2024, (2) provides a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (3) provides a permanent provision for 100% bonus depreciation deductions for most tangible personal property with a recovery period of 20 years or less, acquired and placed in service after January 19, 2025, and (4) for tax years beginning after December 31, 2024, restores Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA). The enactment of the OBBBA did not have a material impact on our provision or effective tax rate as of April 30, 2026. We continue to evaluate the OBBBA and its requirements, as well as its application to our business and its impact on cash taxes and our effective tax rate.

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

The Company maintains a valuation allowance of approximately $1.4 million against certain deferred tax assets including state tax credits and capital loss carryforwards because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. The Company will continue to evaluate the realizability of its deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of April 30, 2026, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below sets forth for the fiscal years ended April 30, 2026 and 2025, the percentage of consolidated net sales represented by certain items in the Company’s consolidated statements of operations:

	Fiscal Years Ended April 30,
	2026	2025
Revenues
FEI-NY	72.2%	76.3%
FEI-Zyfer	34.4	26.7
Less intersegment revenues	(6.6)	(3.0)
	100.0	100.0
Cost of revenues	70.9	56.9
Gross margin	29.1	43.1
Selling and administrative expenses	24.4	17.6
Research and development expenses	9.5	8.7
Operating (loss)income	(4.8)	16.8
Other income, net	0.2	0.6
Benefit from income taxes	(3.2)	(16.5)
Net (loss) income	(1.4)%	33.9%

Revenues

	Fiscal Years Ended April 30,
	(in thousands)
Segment	2026	2025	Change
FEI-NY	$45,651	$53,269	$(7,618)	(14.3)%
FEI-Zyfer	21,731	18,660	3,071	16.5%
Intersegment revenues	(4,155)	(2,118)	(2,037)	96.2%
	$63,227	$69,811	$(6,584)	(9.4)%

For the fiscal year ended April 30, 2026 revenue decreased by approximately $6.6 million, or 9%, compared to the prior fiscal year. Fiscal 2026 was a year of digestion from a revenue standpoint, as the Company pulled forward some revenue into last year’s Fiscal 2025. As a result of the shutdown of the FEI-Elcom manufacturing business, the Company sacrificed some near-term revenue in the fourth quarter. By doing so, the Company believes it is the right long-term decision to better align its capital and growth potential as it focuses on the much larger addressable markets it is starting to sell into: alternative position, navigation and timing (ALT-PNT) solutions; quantum sensing, including magnetometers; space defense and exploration; and, proliferated satellite programs.

Satellite program revenues for Government end-use were 31% and 53% of total revenues for fiscal years 2026 and 2025, respectively. Satellite program revenues for commercial end-use were 6% of total revenue for both fiscal years 2026 and 2025.

Revenues on satellite program contracts are recorded in the FEI-NY segment and are recognized primarily under the percentage-of-completion (“POC”) method. Revenues from non-space U.S. Government/DOW customers increased by approximately $11.5 million, or 43.2%, in fiscal year 2026 compared to fiscal year 2025. These revenues are recorded in both the FEI-NY and FEI-Zyfer segments and accounted for approximately 60% and 38% of consolidated revenues for fiscal years 2026 and 2025, respectively. Other commercial and industrial sales accounted for approximately 3% of consolidated revenues for both fiscal years 2026 and 2025. Sales in the other commercial and industrial sales area were $2.1 million and $2.4 million for the fiscal year ended April 30, 2026 and the fiscal year ended April 30, 2025, respectively.

Gross Profit

	Fiscal Years Ended April 30,
	(in thousands)
	2026	2025	Change
Gross Profit	$18,396	$30,097	$(11,701)	(38.9)%
Gross Profit Percentage	29.1%	43.1%

For the fiscal year ended April 30, 2026, the gross profit and gross profit percentage decreased as a result of several factors. The Company invested significantly in the business during Fiscal 2026 in order to better prepare for the anticipated strong growth ahead. The majority of this investment was focused on hiring engineering talent in advance of the large ramp-up in production and revenue that is expected, based in part on the historically high existing backlog. This had near-term dampening effects on gross margin, as engineering costs flowed through the manufacturing overhead portion of our cost of revenues, raising this expense before the generation of revenue. Another meaningful investment was a business process improvement investment, which should allow the Company to improve turnaround time; these expenses flowed through overhead and had a similar impact on gross margins. With the orders and demand coming in, the Company believes it is a prudent long-term decision to be ready for that business and to super-serve customers, who increasingly want more work done more quickly. Additionally, the Company has increased the internal focus on the largest and most profitable market opportunities, and de-emphasized or discontinued products with lower growth potential and lower margin profiles that have historically been part of the business. Specifically, the Company chose to restructure FEI-Elcom effective April 30, 2026. The Company believes FEI-Elcom did not have the growth or margin potential of the Company’s core space and defense markets, nor those of the much larger addressable markets the Company is starting to sell into: alternative position, navigation and timing (ALT-PNT) solutions; quantum sensing, including magnetometers and Rydberg sensors; space defense and exploration; and, proliferated satellite programs. The FEI-Elcom restructuring included a $3.8 million inventory write-down, a non-cash charge which flowed through cost of revenues further depressed gross margins for this reported period, but which, we believe is not reflective of ongoing business trends. The Company had several non-recurring charges that flowed through operating expenses this quarter, the majority of which was a non-cash charge for an accrual related to a one-time change in employee sick/paid-time-off policies. Most of this charge flowed through cost of revenues, impacting gross margins, and the balance flowed through selling and administrative expenses.

Selling and Administrative Expenses

Fiscal Years Ended April 30,
(in thousands)
2026	2025	Change
$15,403	$12,289	$3,114	25.3%

In fiscal years ended April 30, 2026 and 2025, selling and administrative expenses (“SG&A”) were 24% and 18% of consolidated revenues, respectively. Both SG&A expenses in total and as a percentage of revenue increased in fiscal year 2026, as compared to the prior fiscal year. As mentioned above, there were also significant investments in the future and one-time charges that were included in SG&A. The largest and most important is the opening of the Colorado facility and all the associated costs. The Company believes this facility will be a key contributor to the future growth of the Company. Additional expenses were recorded for the restructuring of FEI-Elcom. The majority of the remaining increase was non-recuring charges related to a change in sick/paid-time off policies and legal expenses related to the various items the Company has instituted for the future growth of the Company. Going forward, the Company expects to demonstrate operating leverage on its SG&A expenses as revenue increases.

Research and Development Expenses

Fiscal Years Ended April 30,
(in thousands)
2026	2025	Change
$5,994	$6,076	$(82)	(1.3)%

As a percentage of consolidated revenue, R&D expense for the fiscal years ended April 30, 2026 and 2025 were 10% and 9%, respectively. The Company funded R&D as a percentage of consolidated revenue was slightly higher in fiscal year 2026 as compared to the previous fiscal year, partially because the previous fiscal year R&D expenditures were lower than planned and some of the expenses were subsequently captured in fiscal year 2026. The increase in R&D expense as a percentage of consolidated revenue, also reflects the Company’s commitment to maintaining its technical excellence. The Company expects future R&D investment to be in line with, or even potentially above, historical spending, but the Company expects to demonstrate operating leverage on its R&D expenses as revenue increases.

The funds received in connection with customer funded R&D appear in revenues and the associated expenses are included in cost of revenues and are not included in the table above. The Company believes that internally generated cash and cash reserves are adequate to fund its future R&D activity.

Operating (loss) income

Fiscal Years Ended April 30,
(in thousands)
2026	2025	Change
$(3,001)	$11,732	$(14,733)	(125.6)%

For the fiscal year ended April 30, 2026, the Company recorded an operating loss of $3.0 million compared to an operating income of $11.7 million in the prior fiscal year. As mentioned in the revenue, gross profit, and SG&A sections above, the Company’s fiscal 2026 was a critically important year for the future of the Company. Going forward the Company expects to demonstrate significant operating leverage as revenue increases.

Other Income, net

	Fiscal Years Ended April 30,
	(in thousands)
	2026	2025	Change
Income on investments	$673	$519	$154	29.7%
Interest expense	(87)	(104)	17	(16.3)%
Other expense, net	(493)	(3)	(490)	16,333.3%
	$93	$412	$(319)	(77.4)%

The change from the prior fiscal year was mainly caused by a gain on the sale of the Company’s available-for sale marketable securities and a loss on investment due to the restructuring of FEI-Elcom. Additionally, interest expense was approximately 16% lower in fiscal year 2026, as compared to the prior fiscal year.

Income Tax Benefit

Fiscal Years Ended April 30,
(in thousands)
2026	2025	Change
$(2,005)	$(11,542)	$9,537	(82.6)%

	Fiscal Years Ended April 30,
	(in thousands)
	2026	2025
Effective tax rate on pre-tax book (loss) income:	69.0%	(95.0)%

For the fiscal year ended April 30, 2026, the Company recorded an income tax benefit of $2.0 million. For the fiscal year ended April 30, 2025, the Company recorded an income tax benefit of $11.5 million.

The Company’s effective tax rate of 69.0% for fiscal year 2026 differs from the statutory rate primarily due to state income taxes, tax credits and the tax effects of stock-based compensation windfall benefits recognized during the fiscal year partially offset by an Internal Revenue Code Section 162(m) limitation on compensation deductions.

As of April 30, 2026, the Company has U.S. federal net operating losses of $10.9 million of which $1.7 million begins to expire in fiscal year 2027 through fiscal year 2031. The U.S. federal net operating losses of $10.9 million includes $1.7 million which is subject to an annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $9.2 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.7 million expires in fiscal years 2028. U.S. federal R&D credits of $0.8 million begin to expire in fiscal year 2038 through fiscal year 2046. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.3 million in fiscal year 2026 compared to net cash used in operations of $1.4 million in fiscal year 2025. The Company’s balance sheet continues to reflect a highly liquid position with working capital of $27.0 million at April 30, 2026 as compared to $29.7 million at April 30, 2025.  Included in working capital at April 30, 2026 was $1.6 million consisting of cash and cash equivalents.  The Company’s current ratio was 2.3 to 1 at both April 30, 2026 and at April 30, 2025.

During fiscal years 2026 and 2025, the Company incurred $9.3 million and $3.9 million, respectively, in non-cash charges to earnings, including adjustments relating to amortization of ROU assets, loss provision accrual, deferred tax assets, depreciation and amortization expense, inventory adjustments, warranty and accounts receivable reserves and certain employee benefit plan expenses, including accounting for stock-based compensation. During fiscal year 2026, cash provided by operations was mainly due to increases in deferred tax assets, accounts payable, accrued liabilities, and decreases in inventory, which were partially offset by a decrease in contract liabilities and an increase in the net loss. During fiscal year 2025, cash used in operations was mainly due to increases in net income, mainly in the U.S. Government/DOW Satellite market, and deferred tax assets primarily due to the reduction of the valuation allowance, partially offset by a decrease in contract liabilities and contract assets.

Net cash used in investing activities for the fiscal year ended April 30, 2026 was $2.9 million compared to $1.8 million used in investing activities for the fiscal year ended April 30, 2025 all relating to purchases of capital expenditures.

Net cash used in financing activities for the fiscal year ended April 30, 2026 was $1.6 million, all related to purchase of treasury stock. Net cash used in financing activities for the fiscal year ended April 30, 2025 was $9.9 million, of which $9.6 million was related to a special cash dividend payment of $1.00 per share of common stock paid on August 29, 2024.

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

During fiscal year 2026, as in fiscal year 2025, the impact of inflation on the Company’s business was an increase in costs for materials and services. The Company believes inflation may continue to impact expenses in fiscal year 2027 and future years.

As of April 30, 2026, the Company had retained earnings of $2.8 million. The Company believes that its cash, as of April 30, 2026, cash flows from operations, and borrowings available under the Credit Agreement (as defined below) will provide sufficient liquidity to meet its operating needs in the normal course of business in both the short-term (next twelve months from the date of issuance of these consolidated financial statements) and in the long-term (beyond the next twelve months).

On June 12, 2026, the Company entered into a senior, secured revolving credit facility with JPMorgan Chase Bank, N.A., as the lender (the “Credit Agreement”). The Credit Agreement provides for a three-year revolving credit facility of $10.0 million, of which up to $5.0 million is available for the issuance of letters of credit. The Credit Agreement provides that the Company may, at its option, increase the aggregate amount of the revolving credit facility in an amount up to $10.0 million, subject to certain customary conditions and on the terms set forth in the Credit Agreement. There can be no assurance that additional funding will become available. Commitments under the revolving credit facility are subject to a commitment fee of 0.35% per annum on the daily amount of the undrawn portion of the revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by FEI-Zyfer, Inc., a wholly-owned subsidiary of the Company. The revolving credit facility matures on June 12, 2029. For more information regarding the Credit Agreement, see Note 7 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity can apply the amendments in ASU 2023-09 prospectively or retrospectively to all annual periods beginning after December 15, 2024. The guidance was adopted by the Company prospectively for the year ended April 30, 2026, and the Company, accordingly, made the required changes in its income tax related disclosure (Refer to “Note 12. Income Taxes”). The adoption of ASU 2023-09 did not have any material impact on the Company’s audited consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. Additionally, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU primarily provide clarification on interim reporting requirements and enhanced disclosure requirements. The amendments also include a disclosure principle to disclose all events since the end of the last annual reporting period that have a material impact on the Company. The ASU is effective for fiscal years beginning after December 15, 2027, and all interim reporting periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

OTHER MATTERS

The financial information reported herein is not necessarily indicative of future operating results or of the future financial condition of the Company.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Frequency Electronics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Frequency Electronics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

The principal consideration for our determination that revenue recognized using the percentage-of-completion cost-to-cost method is a critical audit matter is management’s use of significant estimates and assumptions in determining the total estimated costs at completion. Auditing these estimates and assumptions required especially challenging, subjective, and complex auditor judgment. Table of Contents

Our audit procedures related to cost estimates used in recognizing revenue under the percentage-of-completion cost-to-cost method included the following, among others:

●	We gained an understanding of the Company’s process to develop the estimates and assumptions used in determining the total estimated costs at completion.

●	We evaluated the reasonableness of significant estimates and assumptions used by management to develop its cost estimates through reviewing key terms of the contracts, comparing margin estimates with actual margins generated by similar contracts that have been completed, evaluating costs incurred to date relative to the contracts’ remaining tasks and timeline, and inspecting analyses and documentation used to support the cost estimates, as applicable.

●	We inquired with project management, engineers, and others directly involved with the execution of contracts to evaluate management’s ability to satisfy the requirements of the contract, as well as to evaluate project status and challenges which may affect the cost estimates.

●	We evaluated contract activity during the period subsequent to April 30, 2026, but before the financial statements were issued, to identify changes in conditions or events that may result in significant changes to the Company’s cost estimates as of April 30, 2026.

●	We evaluated the appropriateness of the timing of the incorporation of changes to cost estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.

●	We performed retrospective reviews when evaluating management’s estimation process by comparing actual outcomes to previous estimates.

●	We recalculated revenue and gross profit recognized during the year based on the Company’s measurement of its progress towards completion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Melville, New York

July 16, 2026

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	April 30,	April 30,
	2026	2025
ASSETS:
Current assets:
Cash and cash equivalents	$1,603	$4,720
Accounts receivable, net of allowances of $39 at April 30, 2026 and $110 at April 30, 2025	4,740	5,914
Contract assets	17,277	17,914
Inventories	22,618	23,487
Prepaid income taxes	221	-
Prepaid expenses and other	1,517	1,071
Total current assets	47,976	53,106
Property, plant, and equipment, net	7,105	6,188
Deferred taxes	14,084	12,045
Goodwill	218	617
Cash surrender value of life insurance and assets held in trust	11,744	10,882
Right-of-use assets – operating leases	7,409	8,659
Restricted cash	1,331	1,365
Other assets	839	875
Total assets	$90,706	$93,737

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$2,979	$1,359
Accrued liabilities	6,482	5,899
Loss provision accrual	103	460
Income taxes payable	-	103
Operating lease liability, current portion	2,002	2,027
Contract liabilities	9,418	13,607
Total current liabilities	20,984	23,455
Deferred compensation	7,664	7,933
Operating lease liability, non-current portion	5,648	6,729
Other liabilities	7	-
Total liabilities	34,303	38,117
Contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued and outstanding	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 9,925 shares issued and 9,869 shares outstanding at April 30, 2026; 9,717 shares issued and 9,704 shares outstanding at April 30, 2025	9,925	9,717
Additional paid-in capital	45,506	42,475
Retained earnings	2,756	3,659
Common stock reacquired and held in treasury at cost (56 shares at April 30, 2026 and 13 shares at April 30, 2025)	(1,784)	(231)
Total stockholders’ equity	56,403	55,620
Total liabilities and stockholders’ equity	$90,706	$93,737

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended April 30,
	2026	2025
Consolidated Statements of Operations
Revenues	$63,227	$69,811
Cost of revenues	44,831	39,714
Gross margin	18,396	30,097
Selling and administrative expenses	15,403	12,289
Research and development expenses	5,994	6,076
Operating (loss) income	(3,001)	11,732

Other income (expense):
Income on investments	673	519
Interest expense	(87)	(104)
Other expense, net	(493)	(3)
(Loss) income before benefit from income taxes	(2,908)	12,144
Benefit from income taxes	(2,005)	(11,542)
Net (loss) income	$(903)	$23,686

Net (loss) income per common share:
Basic (loss) income per share	$(0.09)	$2.46
Diluted (loss) income per share	$(0.09)	$2.46

Weighted average shares outstanding:
Basic	9,783	9,612
Diluted	9,783	9,615

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended April 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(903)	$23,686

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,888	2,055
Amortization of operating leases	2,459	1,895
(Recovery) provision for losses on accounts receivable, other assets, and warranty reserve	(201)	314
Provision for inventory reserve	(323)	1,248
Deferred taxes	(2,039)	(12,053)
(Recovery) loss provision accrual	(357)	56
Loss on sale of fixed and other assets	55	3
Derecognition of goodwill	399	-
Inventory write off due to restructuring	3,768	-
Employee benefit plans expense	1,655	1,399
Stock-based compensation expense	1,974	1,161
Changes in operating assets and liabilities:
Accounts receivable	1,245	(1,300)
Contract assets	772	(7,706)
Inventories	(2,577)	(1,303)
Prepaid expenses and other	(446)	125
Other assets	(825)	(661)
Accounts payable - trade	1,620	(989)
Accrued liabilities	578	1,135
Contract liabilities	(4,189)	(8,032)
Operating lease liabilities	(2,315)	(1,947)
Prepaid income taxes	(324)	140
Other liabilities	(632)	(654)
Net cash provided by (used in) operating activities	1,282	(1,428)

Cash flows from investing activities:
Capital expenditures	(2,859)	(1,808)
Net cash used in investing activities	(2,859)	(1,808)

Cash flows from financing activities:
Payment of dividend	-	(9,567)
Purchase of treasury stock	(1,574)	(377)
Net cash used in financing activities	(1,574)	(9,944)

Net decrease in cash and cash equivalents and restricted cash	(3,151)	(13,180)

Cash and cash equivalents and restricted cash at beginning of year	6,085	19,265

Cash and cash equivalents and restricted cash at end of year	$2,934	$6,085

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Years Ended April 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$87	$104
Income taxes	$351	$371

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$438	$4,122

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2026 and 2025

(In thousands, except share data)

			Additional	Retained earnings	Treasury stock		Accumulated other
	Common Stock		paid in	(accumulated	(at cost)		comprehensive
	Shares	Amount	capital	deficit)	Shares	Amount	Income (loss)	Total
Balance at April 30, 2024	9,511,560	$9,512	$50,334	$(20,027)	741	$(3)	$-	$39,816
Exercise of stock options	1,819	2	(151)		(11,917)	149		-
Contribution of stock to 401(k) plan	70,100	70	831	-	-	-	-	901
Stock-based compensation expense	133,520	133	1,028	-	-	-	-	1,161
Shares withheld on employee taxes on vested equity awards	-	-	-	-	24,264	(377)	-	(377)
Dividends	-	-	(9,567)	-	-	-	-	(9,567)
Net income	-	-	-	23,686	-	-	-	23,686
Balance at April 30, 2025	9,716,999	$9,717	$42,475	$3,659	13,088	$(231)	$-	$55,620

Contribution of stock to 401(k) plan	36,067	36	1,250	-	-	-	-	1,286
Stock-based compensation expense	171,629	172	1,781	-	(1,650)	21	-	1,974
Shares withheld on employee taxes on vested equity awards	-	-	-	-	44,389	(1,574)	-	(1,574)
Net loss	-	-	-	(903)	-	-	-	(903)
Balance at April 30, 2026	9,924,695	$9,925	$45,506	$2,756	55,827	$(1,784)	$-	$56,403

The accompanying notes are an integral part of these consolidated financial statements.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026 and 2025

1. Summary of Accounting Policies

Organization

The Company is principally engaged in the design, development and manufacture of precision time and frequency control products and components for microwave integrated circuit applications.

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements include the accounts of Frequency Electronics, Inc. and its wholly-owned subsidiaries (the “Company” or “Registrant”). References to “FEI” are to the parent company alone and do not refer to any of its subsidiaries. See Note 13 for information regarding the Company’s business segments: (1) FEI-NY (which includes the subsidiaries FEI Government Systems, Inc., FEI Communications, Inc., and until April 30, 2026, included FEI-Elcom Tech, Inc. (“FEI-Elcom”)), and (2) FEI-Zyfer, Inc. (“FEI-Zyfer”). Effective as of April 30, 2026, FEI-Elcom converted into a Delaware limited liability company; however, the ongoing business operations of FEI-Elcom will continue under the FEI-NY segment. For more information regarding the Company’s restructuring, see “Restructuring” below. Intercompany accounts and transactions are eliminated in consolidation.

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

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the long-lived asset. No impairment losses have been recognized in the years ended April 30, 2026 and 2025.

Depreciation and Amortization:

Depreciation of property, plant and equipment is computed on the straight-line method based upon the estimated useful lives of the assets (40 years for buildings and 3 to 10 years for machinery, equipment, furniture, and other depreciable assets). Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Inventories:

Inventories, which consist of raw materials, work-in-process and finished goods are stated at the lower of cost or net realizable value, with cost determined on the first-in, first-out method. The cost of work-in-process and finished goods generally include the cost of materials, labor, overhead and other costs that are directly related to their production. The Company reviews its inventories quarterly to determine reserves for excess or obsolete inventory based upon historical sales trends, expected production usage, and other factors. Changes to inventory are charged to cost of revenues in the period when such changes are identified.

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

Goodwill:

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on this evaluation, if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss will be recognized in an amount equal to that excess. Due to the restructuring of FEI-Elcom at April 30, 2026 goodwill has been written down in full. Management has determined that goodwill was not impaired as of April 30, 2025, based on its qualitative assessment of impairment for the period.

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

April 30, 2026 and 2025

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

The Company elected the practical expedient not to disclose the transaction price allocated to the remaining performance obligations because the duration of the Company’s contracts is typically one year or less in consideration of the customer’s option to terminate its contract for convenience without incurring a substantive termination penalty.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Disaggregation of Revenue

Total revenue recognized over time using the POC method was approximately $57.7 million and $65.8 million of the $63.2 million and $69.8 million reported for the years ended April 30, 2026 and 2025, respectively. The amounts by segment and product line were as follows:

	Fiscal Year Ended April 30, 2026
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$40,263	$5,388	$45,651
FEI-Zyfer	17,421	4,310	21,731
Intersegment	-	(4,155)	(4,155)
Revenue	$57,684	$5,543	$63,227

	Fiscal Year Ended April 30, 2025
	(In thousands)
	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$49,585	$3,684	$53,269
FEI-Zyfer	16,206	2,454	18,660
Intersegment	-	(2,118)	(2,118)
Revenue	$65,791	$4,020	$69,811

	Fiscal Years Ended April 30,
	(in thousands)
	2026	2025
Revenues by Product Line:
Satellite revenue	$23,128	$40,897
Government non-space revenue	38,011	26,549
Other commercial & industrial revenue	2,088	2,365
Consolidated revenues	$63,227	$69,811

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Research and Development:

The Company engages in R&D activities to identify new applications for its core technologies, to improve existing products and to improve manufacturing processes to achieve cost reductions and manufacturing efficiencies. R&D costs include basic research, applied research, concept formulation studies, design, development, related test activities, and all associated direct labor, manufacturing overhead, direct materials and contracted services. Such costs are expensed as incurred. The Company also, from time to time, engages in customer-funded R&D activity. Any customer funds received in connection therewith would appear in revenues and the associated expenses are included in cost of revenues. Additionally, some of our programs include engineering and development efforts which are also incorporated in costs to complete the program and are recognized in revenues and costs of revenues.

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

Earnings (Loss) per Share:

Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the if-converted effect of unexercised stock options and stock appreciation rights (“SARs”). Diluted earnings (loss) per share excludes the if-converted effect of such items if their inclusion would be anti-dilutive.

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

April 30, 2026 and 2025

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

Restructuring:

During the fourth quarter of fiscal 2026, the Company approved a plan to exit its FEI-Elcom business. Effective as of April 30, 2026, FEI-Elcom, a wholly-owned subsidiary of the Company, was converted into a Delaware limited liability company and the ongoing business operations, including the net book value of the assets and liabilities at April 30, 2026, of FEI-Elcom have been transferred to the FEI-NY segment. As FEI-Elcom was already reported within the FEI-NY segment, the restructuring did not result in a change in the financial presentation of any segment information. The remaining workforce will continue as employees of FEI-NY while remaining in the New Jersey office location. As a result of the restructuring, the Company recognized approximately $3.8 million of inventory write offs included in cost of revenues, approximately $0.4 million of SG&A expense related to severance and legal costs, and approximately $0.4 million of other expense for derecognition of goodwill in the consolidated statement of operations. All charges noted related to restructuring have been recorded in the FEI-NY segment. The Company believes that the charges associated with this restructuring are substantially complete as of April 30, 2026.

New Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity can apply the amendments in ASU 2023-09 prospectively or retrospectively to all annual periods beginning after December 15, 2024. The guidance was adopted by the Company prospectively for the year ended April 30, 2026, and the Company, accordingly, made the required changes in its income tax related disclosure. See Note 12 for additional information. The adoption of ASU 2023-09 did not have any material impact on the Company’s audited consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. Additionally, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU primarily provide clarification on interim reporting requirements and enhanced disclosure requirements. The amendments also include a disclosure principle to disclose all events since the end of the last annual reporting period that have a material impact on the Company. The ASU is effective for fiscal years beginning after December 15, 2027, and all interim reporting periods within applicable annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

Reclassifications:

Certain amounts in prior years have been reclassified to conform to the current year presentation.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

2. Earnings per Share

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per share for the fiscal years ended April 30, 2026 and 2025, respectively, were as follows:

	For the Fiscal Years Ended April 30,
	2026	2025
Weighted average shares outstanding:
Basic EPS Shares outstanding (weighted average)	9,783,358	9,611,914
Effect of Dilutive Securities	**	2,622
Diluted EPS Shares outstanding	9,783,358	9,614,536

**	For the fiscal year ended April 30, 2026, there were no shares to exclude from the calculation of dilutive securities. There were no shares excluded for the fiscal year ended April 30, 2025.

3. Contract Assets and Liabilities

At April 30, 2026, 2025, and 2024, contract assets, contract liabilities, and accounts receivable, net consisted of the following (in thousands):

	April 30, 2026	April 30, 2025	April 30, 2024

Contract Assets	$17,277	$17,914	$10,523
Contract Liabilities	$(9,418)	$(13,607)	$(21,639)
Accounts receivable, net	$4,740	$5,914	$4,614

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. Contract assets and liabilities arise from timing differences between the satisfaction of performance obligations which primarily occur over time as costs are incurred on the contract and billing which are dictated by the terms of the contract with the customer. Contract assets decreased $0.6 million in fiscal year 2026, as a result of reclassifications to accounts receivable when the right to consideration becomes unconditional, net of additional rights to consideration for work completed but not billed to customers at the reporting date. Contract liabilities decreased $4.2 million during fiscal year 2026, primarily due to the satisfaction of the related performance obligations, net of advance payments received where the related performance obligations have not been satisfied at the reporting date. In fiscal year 2026, we recognized $9.3 million of our contract liabilities at April 30, 2025, as revenue. In fiscal year 2025, we recognized $18.3 million of our contract liabilities at April 30, 2024, as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable. The liability for contract losses is presented as loss provision accrual within the consolidated balance sheets.

4. Inventories

Inventories at April 30, 2026 and 2025, consisted of the following (in thousands):

	April 30, 2026	April 30, 2025
Raw materials and component parts	$13,026	$14,668
Work in progress	9,205	8,444
Finished goods	387	375
	$22,618	$23,487

Inventory reserves included in inventory were $10.0 million and $10.3 million for the fiscal years ended April 30, 2026 and 2025, respectively.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

5. Property, Plant and Equipment, net

Property, plant and equipment, net, at April 30, 2026 and 2025, consisted of the following (in thousands):

	April 30, 2026	April 30, 2025

Buildings and building improvements	$3,325	$2,923
Machinery, equipment and furniture	36,915	63,347
	40,240	66,270
Less accumulated depreciation	(33,135)	(60,082)
	$7,105	$6,188

Depreciation and amortization expense were $1.9 million and $2.1 million for the fiscal years ended April 30, 2026 and 2025, respectively.

During the second quarter of fiscal year 2026, the Company completed a comprehensive review of its fully depreciated fixed assets. As a result, the Company identified certain machinery, equipment, and computer hardware that was no longer in use or obsolete. The Company wrote off $28.9 million of gross fixed assets that had a net book value of zero.

6. Right-of-Use Assets and Lease Liabilities

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and R&D facilities, which expire at various times through 2030 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. The leases contain renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the right-of-use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of April 30, 2026, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet. The Company has also elected the practical expedient to account for lease and non-lease components as a single component.

The table below presents ROU assets and lease liabilities recorded on the consolidated balance sheets as follows:

	Classification	April 30, 2026	April 30, 2025
		(In thousands)
Assets
Right-of-use assets - operating leases	Right-of-use assets leases	$7,409	$8,659

Liabilities
Operating lease liabilities, current portion	Lease liability, current	2,002	2,027
Operating lease liabilities, non-current portion	Lease liability, non-current	5,648	6,729
Total lease liabilities		$7,650	$8,756

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Total operating lease expense was approximately $2.5 million, of which approximately $0.5 million was attributable to variable lease expenses, for fiscal year ended April 30, 2026, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. Total operating lease expense was approximately $1.9 million, of which approximately $0.4 million was attributable to variable lease expenses, for fiscal year ended April 30, 2025, the majority of which is included in cost of revenues and the remaining amount in selling and administrative expenses on the consolidated statements of operations. In addition, the Company made cash payments of $2.3 million and $1.9 million for operating leases during the fiscal years ended April 30, 2026 and 2025, respectively, which are included in cash flows from operating activities in our consolidated statements of cash flows. During the year ended April 30, 2026, the Company recorded incremental ROU assets and lease liabilities of approximately $0.4 million arising from a new lease for FEI-NY, which commenced during the quarter ended October 31, 2025. During the year ended April 30, 2025, the Company recorded incremental ROU assets and lease liabilities of approximately $4.1 million arising from the third amendment to the FEI-Zyfer lease, which commenced in fiscal year 2025. There were no ROU assets or lease liabilities that were recorded for any leases that had not commenced as of April 30, 2026.

The table below reconciles the undiscounted cash flows for each of the next five fiscal years and total of the remaining fiscal years to the operating lease liabilities recorded on the consolidated balance sheet as of April 30, 2026:

Fiscal Year Ending April 30,
(in thousands)

2027	$2,064
2028	2,388
2029	2,535
2030	1,658
2031	45
Thereafter	-
Total lease payments	8,690
Less imputed interest	(1,040)
Present value of future lease payments	7,650
Less current obligations under leases	(2,002)
Long-term lease obligations	$5,648

As of April 30, 2026 and 2025, the weighted-average remaining lease term for all operating leases was 3.9 years and 4.5 years, respectively. The Company does not generally have access to the rate implicit in the leases, therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. The weighted average discount rate for operating leases as of April 30, 2026 and 2025, was 7.09% and 6.85%, respectively.

7. Debt Obligations

As of April 30, 2026 and 2025, the Company had no debt obligations nor any borrowing capacity pursuant to a credit facility.

On June 12, 2026, the Company entered into a senior, secured revolving credit facility with JPMorgan Chase Bank, N.A., as the lender (the “Credit Agreement”). The Credit Agreement provides for a three-year revolving credit facility of $10,000,000, of which up to $5,000,000 is available for the issuance of letters of credit. The Credit Agreement provides that the Company may, at its option, increase the aggregate amount of the revolving credit facility in an amount up to $10,000,000, subject to certain customary conditions and on the terms set forth in the Credit Agreement. There can be no assurance that additional funding will become available. Commitments under the revolving credit facility are subject to a commitment fee of 0.35% per annum on the daily amount of the undrawn portion of the revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by FEI-Zyfer (the “Subsidiary Guarantor”). The revolving credit facility matures on June 12, 2029.

The Company and the Subsidiary Guarantor also entered into a separate pledge and security agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A., as lender, pursuant to which the Company and the Subsidiary Guarantor each pledged all or substantially all of its assets, including equity in its domestic subsidiaries, in favor of the lender as collateral for the obligations under the Credit Agreement and the other loan documents.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Loans designated by the Company at the time of borrowing as “CBFR Borrowings” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to (i) the greater of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day or (b) 2.50%; plus (ii) 2.50%. Loans designated by the Company at the time of borrowing as “SOFR Borrowings” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus 2.50%. Under the terms of the Credit Agreement, accrued interest on each loan is payable in arrears on the applicable interest payment date for each loan. The loans under the Credit Agreement may be prepaid at any time without premium or penalty (other than any accrued interest or breakage costs, if applicable). The Company expects that the proceeds from the Credit Agreement will be used for general corporate purposes and to provide general working capital.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on mergers, consolidations and sales of assets, limitations on indebtedness, liens and sales and leasebacks, limitations on transactions with affiliates, limitations on investments, limitations on dividends and distributions and limitations on swap agreements, as well as other customary terms and provisions. In addition, the Credit Agreement contains financial covenants specifying that, as of the end of each fiscal quarter commencing with the fiscal quarter ended July 31, 2026, (i) the total leverage ratio will not exceed 2.25 to 1.00 and (ii) the fixed charge coverage ratio will not be less than 1.25 to 1.00. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the lenders to accelerate the amount due thereunder. Such events of default include failure to pay principal, failure to pay interest and other amounts within three days of the due date, failure to comply with a covenant beyond any applicable grace period, material misrepresentations, default beyond the applicable grace period on other material indebtedness, certain events of bankruptcy or insolvency of the Company and its subsidiaries, guarantor defaults, judgment defaults and change of control, among others.

8. Accrued Liabilities

Accrued liabilities at April 30, 2026 and 2025, respectively, consisted of the following (in thousands):

	2026	2025
Vacation and other compensation	$1,822	$1,575
Incentive compensation	191	1,347
Payroll taxes	665	712
Warranty reserve	517	567
Commissions	19	24
Deferred compensation payable	634	634
Other	2,634	1,040
	$6,482	$5,899

9. Investment in Morion, Inc.

The Company has an investment in Morion, a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia-Ukraine conflict and resulting sanctions the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was written off in fiscal year 2022. The carrying value of this investment is $0 as of April 30, 2026 and 2025.

During the fiscal years ended April 30, 2026 and 2025, the Company did not acquire any product from Morion. During the fiscal years ended April 30, 2026 and 2025, the Company sold no product and no training devices to Morion, and the Company received no dividends from Morion.

Prior purchases of materials from Morion consisted mainly of quartz crystal blanks, which were used in the fabrication of quartz resonators. However, on October 30, 2024, the U.S. Department of Treasury’s Office of Foreign Assets Control designated Morion as a Specially Designated National, resulting in the blocking of all Morion property and property interests. As a result, the Company terminated all commercial relationships with Morion, including the licensing of technology to Morion and the purchase of any products from Morion. The Company has established alternate sources of supply with respect to items previously acquired from Morion. The Company is also capable of fabricating the crystal blanks in-house.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

10. Restricted Cash

As of April 30, 2026 and 2025, restricted cash consisted of approximately $1.3 million and $1.4 million, respectively, related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	April 30, 2026	April 30, 2025
Cash and cash equivalents	$1,603	$4,720
Restricted cash	1,331	1,365
Total cash and cash equivalents and restricted cash	$2,934	$6,085

11. Employee Benefit Plans

Profit Sharing Plan:

The Company provides its U.S.-based employees with a profit-sharing plan and trust under § 401(k) of the Internal Revenue Code. This plan allows all eligible employees to defer a portion of their income through voluntary contributions to the plan. In accordance with the provisions of the plan, the Company can make discretionary matching contributions in the form of cash or common stock. For the fiscal years ended April 30, 2026 and 2025, the Company contributed 36,067 and 70,100 shares of common stock, respectively. The approximate value of these shares at the date of contribution was $1.3 million and $0.9 million in fiscal years 2026 and 2025, respectively. Contributed shares are drawn from the Company’s common stock and during fiscal years 2026 and 2025, such transactions increased additional paid in capital by $1.3 million and $0.8 million, respectively. As of April 30, 2026, the plan held a total of 440,546 shares, which were allocated to the accounts of the individual participants. As of April 30, 2025, the plan held a total of 504,734 shares, which were allocated to the accounts of the individual participants.

Income Incentive Pool:

The Company maintains incentive bonus programs for certain employees that are based on operating profits of the individual subsidiaries to which the employees are assigned. The Company also adopted a plan for the President and Chief Executive Officer of the Company for which the formula is based on consolidated pre-tax profits, bookings, and revenue. The incentive bonus recorded for the fiscal year ended April 30, 2026 and April 30, 2025 was $0.2 million and $1.8 million, respectively.

Employee Stock Plans:

On August 27, 2024, the Board of Directors, subject to stockholder approval, adopted the 2025 Stock Award Plan (“2025 Plan”), which replaced the 2005 Stock Award Plan. The 2025 Plan incorporates all previous grants under the previous plan, without changes to the original terms of the grants, and adds 700,000 shares for future grants. The 2025 Plan was approved by stockholder vote at the Company’s annual meeting of stockholders held on October 8, 2024. The 2025 Plan is for key management employees, including officers and directors who are employees, certain consultants and independent members of the Board of Directors. Under the 2025 Plan equity compensation, such as nonqualified stock options, incentive stock options, stock appreciation rights (“SAR”), performance stock units (“PSU”) and restricted stock units (“RSU”), are granted at the discretion of the Compensation Committee of the Board of Directors at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.

Typically, options and SARs vest over a four-year period from the date of grant. The options and SARs generally expire five or ten years after the date of grant (the most recent SARs awards, beginning in fiscal year 2017, expire in five years), at the Compensation Committee’s discretion, and are subject to certain restrictions on transferability of the shares obtained on exercise. Under the 2025 Plan, instruments granted which expire, are canceled, or are tendered in the exercise of such instruments, increase the shares available for future grants under the 2025 Plan.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

As of April 30, 2025, eligible employees and directors had been granted total SARs representing approximately 2,385,000 shares of the Company’s common stock, of which no shares were outstanding and no shares were exercisable. There were no SARs granted during the fiscal year 2025. When the SARs become exercisable, the Company will settle the SARs by issuing to exercising recipients the number of shares of stock from common stock or treasury stock, if available, equal to the appreciated value of the Company’s stock between the grant date and exercise date. At the time of exercise, the quantity of shares under the SARs grant equal to the exercise value divided by the then market value of the shares will be returned to the pool of available shares for future grant under the 2025 Plan. During the fiscal year ended April 30, 2025, employees exercised 20,000 SARs and were granted 4,556 shares of the Company’s common stock. There were 15,444 shares returned to the pool of available shares. Forfeitures are recorded as they occur. There were no options or SARs granted, exercised, canceled or expired during the fiscal year ended April 30, 2026.

The following table summarizes information about stock option and SARs activity for the fiscal years ended April 30, 2026 and 2025:

	Stock Options and Stock Appreciation Rights
		Weighted- Average		Weighted Average Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term	Value
Outstanding – April 30, 2024	86,000	$13.01	$1,118,640	0.9 years	$-
Granted	-	-	-
Exercised	(20,000)	12.24	(244,800)		(127,200)
Expired or canceled	(66,000)	13.24	(873,840)
Outstanding – April 30, 2025	-	$-	$-		$-
Available for future grants	1,269,186

As of April 30, 2026 and 2025, respectively, there were no unrecognized compensation cost related to non-vested options and SARs under the plans.

During the fiscal year ended April 30, 2026 and 2025, there were no shares that vested.

There were no stock-based compensation costs, for options and SARs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method for the fiscal years ended April 30, 2026 and 2025. There was no stock-based compensation expense included in selling and administrative expenses related to options and SARs during the fiscal years ended April 30, 2026 and 2025, respectively.

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

April 30, 2026 and 2025

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

 During the fiscal year ended April 30, 2026, there were no shares of common stock issued to employees for milestone years of service to the Company. During the fiscal year ended April 30, 2025, the Company issued 1,550 shares of common stock to select employees for milestone years of service to the Company. These shares were issued under the 2025 Stock Award Plan, are shares of the Company’s common stock, and are fully vested at time of issuance.

In fiscal year 2021 the Company elected to issue PSUs. The fair value of these awards is equivalent to the market value of the Company’s common stock on the grant date and requires an assessment of the probability that the specified performance conditions will be achieved, which is updated at each reporting date. PSUs are not shares of the Company’s common stock and do not have any rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, subject to the attainment of the specified performance conditions, the holder of a PSU becomes entitled to a share of the Company’s common stock. PSUs are subject to certain restrictions and forfeiture provisions, in addition to the specified performance conditions. The PSUs awarded will vest, subject to achieving these performance conditions, annually until fiscal year 2029.

Stock-based compensation costs, related to RSUs and PSUs, included in the cost of revenues of programs on which the Company recognizes revenue under the POC method were approximately $699,000 and $357,000 for the fiscal years ended April 30, 2026 and 2025, respectively. Stock-based compensation expense, for RSUs and PSUs, included in selling and administrative expenses was approximately $1.2 million and $776,000 for the fiscal years ended April 30, 2026 and 2025, respectively. Unrecognized stock compensation was $7.7 million and $4.2 million for the fiscal years ended April 30, 2026 and 2025, respectively. The grant date fair value of vested RSUs and PSUs was approximately $1.5 million and $918,000 for the fiscal years ended April 30, 2026 and 2025, respectively.

The following table summarizes activity for the RSUs and PSUs awards that reduce available capacity under the 2025 Plan for the fiscal years ended April 30, 2026 and 2025:

		Weighted- Average
	Shares	Grant Date Fair Value
Balance – April 30, 2024	474,569	$6.94
Granted	187,250	13.13
Vested	(131,970)	6.95
Forfeited	-	-
Balance – April 30, 2025	529,849	$9.12
Granted	112,048	52.65
Vested	(171,629)	8.84
Forfeited	(34,120)	14.28
Balance – April 30, 2026	436,148	$20.01

As of April 30, 2026, performance conditions related to the majority of outstanding PSUs are anticipated to be achieved. The PSUs will continue to vest, the same as RSUs, annually over a four year period.

Deferred Compensation Agreements:

The Company has a series of agreements with key employees providing for the payment of benefits upon retirement or death. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, mortality rates, assumed rates of return, and turnover rates. The actuarial assumptions used to determine deferred compensation liabilities and expense are reviewed annually and modified based on current economic conditions and trends. The discount rate used to measure obligations is based on the Company’s bond rate yield curve.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Under these agreements, each key employee receives specified retirement payments for the remainder of the employee’s life with a minimum payment of ten years’ benefits to either the employee or his or her beneficiaries. The agreements also provide for lump sum payments upon termination of employment without cause and reduced benefits upon early retirement. The Company pays the benefits out of its working capital but has also purchased whole life or term life insurance policies on the lives of certain of the participants to cover the optional lump sum obligations of the agreements upon the death of the participant. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2026 was approximately $374,000. Deferred compensation expense charged to selling and administrative expenses during the fiscal year ended April 30, 2025 was approximately $504,000.

Life Insurance Policies and Assets Held in Trust:

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a trust. Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the trust. These assets belong to the Company until a change of control event, as defined in the trust agreement, should occur. At that time, the Company is required to add sufficient cash to the trust so as to match the deferred compensation liability described above. Such funds will be used to continue the deferred compensation arrangements following a change of control. The Life Insurance Policies amounted to $7.3 million and $7.0 million at April 30, 2026 and 2025, respectively. The business account and U.S. securities within the trust are valued on a Level 1 basis and amounted to $4.0 million and $3.5 million at April 30, 2026 and 2025, respectively. The fixed income corporate debt securities within the trust are valued on a Level 2 basis and amounted to $0.4 million at April 30, 2026 and 2025. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

12. Income Taxes

On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (“OBBBA”) into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment during the first quarter of fiscal year 2026. The OBBBA made changes to the U.S. tax code, including, but not limited to: (1) allowing taxpayers to fully deduct domestic research expenditures for tax years beginning after December 31, 2024, (2) provides a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (3) provides a permanent provision for 100% bonus depreciation deductions for most tangible personal property with a recovery period of 20 years or less, acquired and placed in service after January 19, 2025, and (4) for tax years beginning after December 31, 2024, restores Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA). The enactment of the OBBBA did not have a material impact on our provision or effective tax rate as of April 30, 2026. We continue to evaluate the OBBBA and its requirements, as well as its application to our business and its impact on cash taxes and our effective tax rate.

For financial reporting purposes, (Loss) income before benefit for income taxes, includes the following components (in thousands):

	Fiscal Year Ended April 30,
	2026	2025
Domestic operations	$(2,908)	$12,144
(Loss) income before income taxes	$(2,908)	$12,144

The benefit from income taxes consisted of the following (in thousands):

	Fiscal Year Ended April 30,
	2026	2025
Current:
Federal	$18	$137
State	16	374
Current provision	34	511
Deferred:
Federal	(1,501)	(9,634)
State	(538)	(2,419)
Deferred tax benefit	(2,039)	(12,053)

Total benefit	$(2,005)	$(11,542)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

The difference between the federal statutory rate of 21% and the Company’s effective tax rate after the adoption of ASU 2023-09 is summarized as follows (in thousands):

	Fiscal Year Ended April 30, 2026
	Amount	%
Income tax at statutory federal tax rate	$(611)	21.0%
State and local income tax, net of federal income tax effect	(417)	14.4%
Changes in valuation allowances	(19)	0.6%
Nontaxable or nondeductible items:
Stock Based Compensation	(1,205)	41.5%
Non-deductible officer’s compensation	246	(8.5)%
Goodwill Write-off	84	(2.9)%
Other nontaxable or nondeductible items	(1)	0.1%
Research and Development Tax credits	(176)	6.0%
Changes in unrecognized tax benefits	5	(0.2)%
Other	89	(3.0)%
Total benefit	$(2,005)	69.0%

In the fiscal year ended April 30, 2026, state and local income taxes in California comprise the majority of the state and local income taxes, net of the federal income tax effect category.

The difference between the federal statutory rate of 21% and the Company’s effective tax rate before the adoption of ASU 2023-09 is summarized as follows:

Fiscal Year Ended
April 30, 2025
Statutory rate	$2,550
State and local tax	223
Valuation allowance on deferred tax assets	(13,874)
Nondeductible expenses	5
FDII	(81)
Nontaxable life insurance cash value increase	(65)
Stock compensation	(153)
Tax credits	(319)
Change in tax rate	173
Other items	(1)
Total benefit	$(11,542)

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

The components of deferred taxes are as follows (in thousands):

	Fiscal Year Ended April 30,
	2026	2025
Deferred tax assets:
Employee benefits	$2,901	$2,810
Inventory	4,081	2,876
Accounts receivable	95	144
Tax credits	2,111	1,945
Property, plant and equipment	87	-
Deferred costs	1,355	1,511
Lease liability	1,898	2,128
Capital loss carry-forward	176	194
Research & development	1,693	2,247
Net operating loss carryforwards	3,649	2,276
Other assets	305	301
Total deferred tax asset	18,351	16,432
Deferred tax liabilities:
Property, plant and equipment	-	(74)
Right of use asset	(1,838)	(2,104)
Other liabilities	(177)	(77)
Deferred state income tax	(897)	(779)
Net deferred tax asset	15,439	13,398
Valuation allowance	(1,355)	(1,353)
Net deferred tax asset	$14,084	$12,045

In assessing the potential for realization of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces the deferred tax assets to the amounts expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more-likely-than-not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Concluding that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “Change in valuation allowances” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance.

Fiscal Year Ended
April 30, 2026
Balance at the beginning of the fiscal year	$1,353
Changed charged to income tax expense	2
Balance at the end of the fiscal year	$1,355

The Company maintains a valuation allowance of approximately $1.4 million against certain deferred tax assets including state tax credits and capital loss carryforwards because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. The Company will continue to evaluate the realizability of its deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of April 30, 2026, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

As of April 30, 2026, the Company has U.S. federal net operating losses of $10.9 million of which $1.7 million begins to expire in fiscal year 2027 through fiscal year 2031. The U.S. federal net operating losses of $10.9 million includes $1.7 million which is subject to an annual limitation under Internal Revenue Code Section 382. The remaining U.S. federal net operating losses of $9.2 million have an indefinite carry-forward period. The U.S. federal capital loss carry-forward of $0.7 million expires in fiscal year 2028. U.S. federal R&D credits of $0.8 million begin to expire in fiscal year 2038 through fiscal year 2046. The Company also has state net operating loss carryforwards, and state tax credits that expire in various years and amounts.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows (in thousands):

	2026	2025
Balance at the beginning of the fiscal year	$144	$111
Additions based on positions taken in the current year	41	-
Additions based on positions taken in prior years	11	45
Decreases based on positions taken in prior years	-	(12)
Lapse in statute of limitations	-	-
Balance at the end of the fiscal year	$196	$144

The entire amount reflected in the above table at April 30, 2026, if recognized, would reduce our effective tax rate. As of April 30, 2026 and 2025, the Company did not recognize or accrue for the payment of interest or penalties.

The Company is subject to taxation in the U.S. federal, and various state and local, jurisdictions. The Company is no longer subject to examination of its U.S. federal income tax returns by the Internal Revenue Service for fiscal years 2021 and prior. Net operating losses and tax attributes generated in closed years and utilized in open years are subject to adjustment by the tax authorities.

Cash taxes paid were as follows (in thousands):

Fiscal Year Ended
April 30, 2026
Federal	$100
State and local	251
Total	$351

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

Fiscal Year Ended
April 30, 2026
Federal	$100
State and local
California	223
Texas	20
Other	8
Total	$351

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

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

The FEI-NY segment also includes the operations of the Company’s wholly-owned subsidiary, FEI-Elcom. FEI-Elcom, in addition to its own product line, provides design and technical support for the FEI-NY segment’s satellite business. Effective as of April 30, 2026, FEI-Elcom was converted into a Delaware limited liability company. The ongoing business operations of FEI-Elcom will remain within the FEI-NY reporting segment.

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

The accounting policies of the two segments are the same as those described in Note 1. Our Chief Executive Officer (“CEO”) serves as our CODM who evaluates the segment performance and allocates resources to them based on operating income which is defined as income before investment income, interest expense, other expenses, and income taxes. Operating income by segment is used to monitor segment results compared to prior periods to determine areas of business process improvements, profitable market opportunities, forecasted results, and the annual plan. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

The tables below present segment revenue, significant segment expenses which consist of segment cost of revenue and segment research and development costs, and segment operating (loss) income for each reportable segment and on a consolidated basis as reported in the consolidated statements of operations for the fiscal years ended April 30, 2026 and 2025 (in thousands):

	For the Fiscal Years Ended April 30,
	2026	2025
Revenues:
FEI-NY	$45,651	$53,269
FEI-Zyfer	21,731	18,660
Less intersegment revenues	(4,155)	(2,118)
Consolidated revenues	$63,227	$69,811

Cost of revenues:
FEI-NY	$35,816	$29,331
FEI-Zyfer	12,497	12,598
Less intersegment cost of revenues	(3,482)	(2,215)
Consolidated cost of revenues	$44,831	$39,714

Research and development expenses:
FEI-NY	$3,800	$3,374
FEI-Zyfer	2,194	2,702
Consolidated research and development expenses	$5,994	$6,076

Operating (loss) income:
FEI-NY	$(5,442)	$11,514
FEI-Zyfer	3,813	743
Less intersegment	(673)	98
Corporate	(699)	(623)
Consolidated operating (loss) income	$(3,001)	$11,732

Other segment items included in the determination of operating (loss) income includes SG&A of $11.5 million and $9.1 million for the fiscal years ended April 30, 2026 and 2025, respectively, for the FEI-NY segment, and $3.2 million and $2.6 million for the fiscal years ended April 30, 2026 and 2025, respectively, for the FEI-Zyfer segment.

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

The tables below present the identifiable assets of each reportable segment and on a consolidated basis as reported in the consolidated balance sheets as of April 30, 2026 and 2025 and the depreciation and amortization charges related to these identifiable assets for the fiscal years then ended (in thousands):

	April 30, 2026	April 30, 2025

Identifiable assets:
FEI-NY	$40,849	$39,125
FEI-Zyfer	23,759	23,865
less intersegment balances	(814)	(140)
Corporate	26,912	30,887
Consolidated identifiable assets	$90,706	$93,737

	For the Fiscal Years Ended April 30,
	2026	2025

Depreciation and amortization:
FEI-NY	$1,799	$1,932
FEI-Zyfer	94	123
Corporate	-	-
Consolidated depreciation and amortization expense	$1,893	$2,055

Major Customers

The Company’s products are sold to both commercial and governmental customers. For the fiscal years ended April 30, 2026 and 2025, approximately 91% and 94%, respectively, of the Company’s sales were made under contracts to the U.S. Government or subcontracts for U.S. Government end-use.

In the fiscal year ended April 30, 2026, revenues from four customers of the FEI-NY segment, which each accounted for more than 10% of that segment’s revenues, were $7.0 million, $5.5 million, $5.3 million, and $5.1 million. In the fiscal year ended April 30, 2025, revenues from one customer of the FEI-NY segment, which accounted for more than 10% of that segment’s revenues, was $26.9 million. In the FEI-Zyfer segment, revenues from one customer, which accounted for more than 10% of that segment’s revenues, was $8.1 million in the fiscal year ended April 30, 2026. In the FEI-Zyfer segment, revenues from two customers, which each accounted for more than 10% of that segment’s revenues, were $2.9 million and $3.4 million in the fiscal year ended April 30, 2025.

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

FREQUENCY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

April 30, 2026 and 2025

Foreign Sales

Revenues in each of the Company’s segments include sales to foreign governments or to companies located in foreign countries. For the fiscal years ended April 30, 2026 and 2025, revenues, based on the location of the procurement entity, were derived from the following locations (in thousands):

	For the Fiscal Years Ended April 30,
	2026	2025
Domestic	$57,745	$65,362
Foreign	5,482	4,449
	$63,227	$69,811

During the fiscal year ended April 30, 2026, material foreign sales to one Asian country amounted to approximately $3.8 million. During the fiscal year ended April 30, 2025, material foreign sales to one Asian country amounted to approximately $3.5 million.

14. Product Warranties

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of April 30, 2026 and 2025, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2026	2025
Balance at beginning of year	$567	$542
Warranty costs incurred	(438)	(253)
Product warranty accrual	388	278
Balance at end of year	$517	$567

15. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of April 30, 2026, the Company was not a party to any litigation in which an unfavorable outcome or material claim is probable or in which losses associated with the litigation can be reasonably estimated.

16. Subsequent events

On July 1, 2026, the Company acquired a 20% minority interest in an LLC for $0.5 million. Pursuant to the transaction, the Company may be required to purchase up to an additional 25% interest subsequent to the closing of the initial agreement. The Company is currently in the process of evaluating the accounting treatment for this transaction.

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

In connection with the filing of this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2026, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2026.

Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required pursuant to this item with respect to Directors of the Company, compliance with Section 16(a) of the Exchange Act, the Company’s code of ethics and certain corporate governance matters is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after April 30, 2026, for the annual meeting of stockholders to be held on or about October 7, 2026 (the “2026 Proxy Statement”).  See “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters – Code of Ethics and Corporate Governance Guidelines,” and “Certain Information as to Committees and Meetings of the Board” from the Company’s 2026 Proxy Statement.  The information required to be furnished pursuant to this item with respect to Executive Officers is set forth, pursuant to General Instruction G(3) of Form 10-K, under Part I of this Annual Report on Form 10-K.

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation

The information required pursuant to this item is incorporated herein by reference from the Company’s 2026 Proxy Statement under “Election of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required pursuant to this item is incorporated herein by reference from the Company’s 2026 Proxy Statement under “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management.”

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSU's and PSU's	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders (1)	436,148	$-	1,269,186

(1)	The Company’s equity compensation plans are described in Note 11 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required pursuant to this item is incorporated herein by reference from the Company’s 2026 Proxy Statement under “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required pursuant to this item is incorporated herein by reference from the Company’s 2026 Proxy Statement under “Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Exhibits

The financial statements and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:

(2) EXHIBITS

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE

2.1	Stock Purchase Agreement, dated as of February 21, 2012, by and among the Registrant, Elcom Technologies Inc. and the stockholders of Elcom Technologies Inc. identified on the signature pages thereto	(11)

3.1	Copy of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware	Filed herewith

3.2	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on March 27, 1981	Filed herewith

3.3	Amendment to Certificate of Incorporation of the Registrant filed with Secretary of State of Delaware on October 26, 1984	Filed herewith

3.4	Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 22, 1986	Filed herewith

3.5	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 26, 1987	Filed herewith

3.6	Amended Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 2, 1989	Filed herewith

3.7	Amended and Restated By-Laws of the Registrant, as amended	(13)

4.1	Specimen of Common Stock certificate	(1)

4.2	Description of Capital Stock	(24)

Exhibit No. in this Form 10-K	Description of Exhibit	NOTE
10.1	Settlement Agreement dated as of September 13, 2016, by and among Registrant, Privet Fund LP, Privet Fund Management LLC, Ryan J. Levenson and General Lance W. Lord	(14)

10.2*	Frequency Electronics, Inc. 2005 Stock Plan	(16)

10.3	Lease Agreement between Registrant and Reckson Operating Partnership, L.P. dated January 6, 1998	(15)

10.4	First Amendment to Lease Amendment between Registrant and RA 55 CLB LLC (as successor-in-interest to Reckson Operating Partnership, L.P.) dated July 25, 2018	(17)

10.5*	Registrant’s Cash or Deferral Profit Sharing Plan and Trust under Internal Revenue Code Section 401, dated April 1, 1985	(6)

10.6*	Amendment dated Jan. 1, 1988 to Registrant’s Cash or Deferred Profit Sharing Plan and Trust under Section 401 of Internal Revenue Code	(8)

10.7*	Form of Deferred Compensation Agreement	(18)

10.8*	Form of Stock Appreciation Rights Agreement	(19)

10.9*	Frequency Electronics, Inc. Stock Award Plan.	(25)

10.10	Credit Agreement dated June 12, 2026, by and among the Company, as borrower, FEI-Zyfer, Inc., as subsidiary guarantor, and JPMorgan Chase Bank, N.A., as the Lender	(27)

10.11	Pledge and Security Agreement dated June 12, 2026, by and among the Company, as borrower, FEI-Zyfer, Inc., as subsidiary guarantor, and JPMorgan Chase Bank, N.A., as the Lender	(28)

19	Frequency Electronics, Inc. Insider Trading Policy	(29)

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of GRANT THORNTON LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97	Frequency Electronics, Inc. Clawback Policy	(26)

101	The following materials from the Frequency Electronics, Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2026 formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to Consolidated Financial Statements

104	Cover Page Interaction Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denoted compensatory plans or arrangements or management contracts

NOTES:

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 2-29609, which exhibit is incorporated herein by reference.

(2)	[Intentionally Omitted]
(3)	[Intentionally Omitted]
(4)	[Intentionally Omitted]
(5)	[Intentionally Omitted]
(6)	Filed with the SEC as Exhibit 10.16 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1986, which exhibit is incorporated herein by reference.
(7)	[Intentionally Omitted]
(8)	Filed with the SEC as Exhibit 10.24 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1988, which exhibit is incorporated herein by reference.
(9)	[Intentionally Omitted]
(10)	[Intentionally Omitted]
(11)	Filed with the SEC as Exhibit 2.1 to the current report of Registrant on Form 8-K, File No. 1-8061, on February 27, 2012, which exhibit is incorporated herein by reference.
(12)	[Intentionally Omitted]
(13)	Filed with the SEC as Exhibit 3.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 25, 2020, which exhibit is incorporated herein by reference.
(14)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on September 16, 2016, which exhibit is incorporated herein by reference.
(15)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 1998, which exhibit is incorporated herein by reference.
(16)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 4, 2005, which exhibit is incorporated herein by reference.
(17)	Filed with the SEC as Exhibit 10.13 to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(18)	Filed with the SEC as Exhibit 10.17 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(19)	Filed with the SEC as Exhibit 10.18 to Amendment No. 1 on Form 10-K/A to the annual report of Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2018, which exhibit is incorporated herein by reference.
(20)	[Intentionally Omitted]
(21)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2019, which exhibit is incorporated herein by reference.
(22)	[Intentionally Omitted]
(23)	Filed with the SEC as Exhibit 10.11 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2020, which exhibit is incorporated herein by reference.
(24)	Filed with the SEC as Exhibit 4.2 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the fiscal year ended April 30, 2021, which exhibit is incorporated herein by reference.
(25)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on October 9, 2024, which exhibit is incorporated herein by reference.
(26)	Filed with the SEC as Exhibit 97 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2024, which exhibit is incorporated herein by reference.
(27)	Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 12, 2026, which exhibit is incorporated herein by reference.
(28)	Filed with the SEC as Exhibit 10.2 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 12, 2026, which exhibit is incorporated herein by reference.
(29)	Filed with the SEC as Exhibit 19 to the annual report of the Registrant on Form 10-K, File No. 1-8061, for the year ended April 30, 2025, which exhibit is incorporated herein by reference.

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

Dated:  July 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Brolin	Lead Independent Director	July 16, 2026
Jonathan Brolin

/s/ Richard Schwartz	Director	July 16, 2026
Richard Schwartz

/s/ Russell M. Sarachek	Chairman of the Board	July 16, 2026
Russell M. Sarachek

/s/ GEN Lance W. Lord, USAF, ret	Director	July 16, 2026
Lance W. Lord

/s/ Thomas McClelland	Director, President and Chief Executive Officer	July 16, 2026
Thomas McClelland