Form 10-Q
period 2026-07-31
FREQUENCY ELECTRONICS INC
filed 2026-09-14
CIK 39020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s Common Stock, par value $1.00 per share, as of September 8, 2026 – 11,273,287

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	July 31,	April 30,
	2026	2026
	(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$61,407	$1,603
Accounts receivable, net of allowances of $39 at July 31, 2026 and at April 30, 2026	6,224	4,637
Contract assets	19,637	17,277
Inventories	22,206	22,618
Prepaid income taxes	85	221
Prepaid expenses and other	1,493	1,620
Total current assets	111,052	47,976
Property, plant, and equipment, net	7,661	7,105
Deferred taxes	13,219	14,084
Goodwill	218	218
Cash surrender value of life insurance and assets held in trust	11,797	11,744
Right-of-use assets – operating leases	6,953	7,409
Restricted cash	1,338	1,331
Other assets	1,339	839
Total assets	$153,577	$90,706

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable – trade	$1,593	$2,979
Accrued liabilities	6,005	6,482
Loss provision accrual	14	103
Operating lease liability, current portion	1,679	2,002
Contract liabilities	11,519	9,418
Total current liabilities	20,810	20,984
Deferred compensation	7,617	7,664
Operating lease liability, non-current portion	5,283	5,648
Other liabilities	30	7
Total liabilities	33,740	34,303

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized 600 shares, no shares issued and outstanding	-	-
Common stock - $1.00 par value; authorized 20,000 shares, 11,017 shares issued and 10,961 shares outstanding at July 31, 2026; 9,925 shares issued and 9,869 shares outstanding at April 30, 2026	11,017	9,925
Additional paid-in capital	103,632	45,506

Retained earnings	6,972	2,756

Common stock reacquired and held in treasury - at cost (56 shares at July 31, 2026 and at April 30, 2026)	(1,784)	(1,784)
Total stockholders’ equity	119,837	56,403
Total liabilities and stockholders’ equity	$153,577	$90,706

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2026	2025
Consolidated Statements of Operations
Revenues	$23,451	$13,812
Cost of revenues	12,701	8,730
Gross margin	10,750	5,082
Selling, general, and administrative expenses	4,105	3,585
Research and development expenses	1,445	1,133
Operating income	5,200	364

Other income (expense):
Income on investments	61	218
Interest expense	(19)	(23)
Other expense, net	-	(2)
Income before provision (benefit) for income taxes	5,242	557
Provision (benefit) for income taxes	1,026	(77)
Net income	$4,216	$634

Net income per common share:
Basic and diluted income per share	$0.41	$0.07

Weighted average shares outstanding:
Basic and diluted	10,232	9,723

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,216	$634
Non-cash charges to earnings	2,508	1,809
Net changes in operating assets and liabilities	(4,102)	(1,282)
Net cash provided by operating activities	2,622	1,161

Cash flows from investing activities:
Purchase of fixed assets	(844)	(776)
Acquisition of equity method investment	(100)	-
Net cash used in investing activities	(944)	(776)

Cash flows from financing activities:
Purchase of treasury stock	-	(583)
Payments for public offering issuance costs	(617)
Proceeds from public offering, net	58,750	-
Net cash provided by (used in) financing activities	58,133	(583)

Net increase (decrease) in cash and cash equivalents and restricted cash	59,811	(198)

Cash and cash equivalents and restricted cash at beginning of period	2,934	6,085

Cash and cash equivalents and restricted cash at end of period	$62,745	$5,887

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19	$23
Income Taxes	$2	$-
Non-cash investing and financing activities:
Acquisition of an equity method investment through the incurrence of a liability	$400	$-

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended July 31, 2026 and 2025

(In thousands, except share data)

(Unaudited)

			Additional		Treasury stock		Accumulated other
	Common stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2026	9,924,695	$9,925	$45,506	$2,756	55,827	$(1,784)	$-	$56,403
Contribution of stock to 401(k) plan	5,303	5	347	-	-	-	-	352
Stock-based compensation expense	-	-	733	-	-	-	-	733
Issuance of common stock from public offering, net	1,086,957	1,087	57,046					58,133
Net income	-	-	-	4,216	-	-	-	4,216
Balance at July 31, 2026	11,016,955	$11,017	$103,632	$6,972	55,827	$(1,784)	$-	$119,837

			Additional		Treasury stock		Accumulated other
	Common stock		paid in	Retained	(at cost)		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	Income (loss)	Total
Balance at April 30, 2025	9,716,999	$9,717	$42,475	$3,659	13,088	$(231)	$-	$55,620
Contribution of stock to 401(k) plan	12,405	12	269	-	-	-	-	281
Stock-based compensation expense	54,866	55	312	-	-	-	-	367
Shares withheld on employee taxes on vested equity awards	-	-	-	-	21,910	(583)	-	(583)
Net income				634				634
Balance at July 31, 2025	9,784,270	$9,784	$43,056	$4,293	34,998	$(814)	$-	$56,319

See accompanying notes to condensed consolidated financial statements.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE A – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management of Frequency Electronics, Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the condensed consolidated financial position of the Company as of July 31, 2026 and the results of its operations, changes in stockholders’ equity for the three months ended July 31, 2026 and 2025, and cash flows for the three months ended July 31, 2026 and 2025. The April 30, 2026 condensed consolidated balance sheet was derived from audited financial statements. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, filed on July 17, 2026 with the Securities and Exchange Commission (the “Form 10-K”). The results of operations for such interim periods are not necessarily indicative of the operating results for the full fiscal year.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE B – EARNINGS PER SHARE

Weighted Average Shares Outstanding

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share (“EPS”) for the three months ended July 31, 2026 and 2025, respectively, were as follows:

	Three months ended July 31,
	2026	2025
Weighted average shares outstanding:
Basic EPS shares outstanding (weighted average)	10,231,992	9,723,165
Effect of dilutive securities	**	**
Diluted EPS shares outstanding	10,231,992	9,723,165

**	For the three months ended July 31, 2026 and 2025, there were no shares to exclude from the calculation of dilutive securities.

Public Offering

On July 30, 2026, the Company completed a public offering (the “Offering”) of 1,739,131 shares of the Company’s common stock, par value $1.00 per share (“common stock”). The Company offered and sold 1,086,957 shares of common stock, and certain selling stockholders offered and sold a total of 652,174 shares of common stock. The shares were sold to investors at $57.50 per share. The gross proceeds to the Company from the Offering were approximately $62.5 million. Net of underwriting discounts and commissions of approximately $3.8 million and offering expenses of approximately $0.6 million, the total proceeds received were approximately $58.1 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

In addition, the Company granted the underwriters to the Offering an option, exercisable for 30 days, to purchase up to 260,869 shares of common stock from the Company on the same terms (the “Option Shares”). On August 3, 2026, the underwriters exercised their option in full and on August 5, 2026, purchased the Option Shares from the Company. The gross proceeds to the Company from the sale of the Option Shares were approximately $15 million. Net of underwriting discounts and commissions of approximately $0.9 million, the total proceeds received were approximately $14.1 million in the second quarter of fiscal year 2027.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE C – CONTRACT ASSETS AND LIABILITIES

At July 31, 2026, April 30, 2026, and April 30, 2025, contract assets, contract liabilities, and accounts receivable, net consisted of the following (in thousands):

	July 31, 2026	April 30, 2026	April 30, 2025

Contract assets	$19,637	$17,277	$17,914
Contract liabilities	$(11,519)	$(9,418)	$(13,607)
Accounts receivable, net	$6,224	$4,637	$5,914

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been satisfied, and therefore, revenue has not been recognized. During the three months ended July 31, 2026, we recognized $4.0 million of our contract liabilities at April 30, 2026 as revenue. During the three months ended July 31, 2025, we recognized $4.1 million of our contract liabilities at April 30, 2025 as revenue. If contract losses are anticipated, a loss provision is recorded for the full amount of such losses when they are determinable.

NOTE D –EMPLOYEE BENEFIT PLANS

During the three months ended July 31, 2026, the Company made contributions of 5,303 shares of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. During the three months ended July 31, 2025, the Company made contributions of 12,405 shares of its common stock to the Company’s profit-sharing plan and trust under Section 401(k) of the Internal Revenue Code. Such contributions are in accordance with the Company’s discretionary match of employee voluntary contributions to this plan.

Deferred compensation expense charged to selling, general and administrative expenses during the three months ended July 31, 2026, was approximately $138,000, inclusive of approximately $19,000 of interest expense. Payments made related to deferred compensation were approximately $178,000 for the same period. Deferred compensation expense charged to selling, general and administrative expenses during the three months ended July 31, 2025, was approximately $133,000, inclusive of approximately $23,000 of interest expense. Payments made related to deferred compensation were approximately $183,000 for the same period.

The whole-life insurance policies on the lives of certain participants covered by deferred compensation agreements have been placed in a trust. Upon the death of any insured participant, cash received from life insurance policies in excess of the Company’s deferred compensation obligations to the estate or beneficiaries of the deceased, are also placed in the trust. These assets belong to the Company until a change of control event, as defined in the trust agreement, should occur. At that time, the Company is required to add sufficient cash to the trust so as to match the deferred compensation liability described above. Such funds will be used to continue the deferred compensation arrangements following a change of control. The life insurance policies amounted to $7.3 million at July 31, 2026 and at April 30, 2026. The business account and U.S. debt securities within the trust are valued on a Level 1 basis and amounted to $4.0 million at July 31, 2026 and April 30, 2026. The fixed income corporate debt securities within the trust are valued on a Level 2 basis and amounted to $0.5 million at July 31, 2026 and $0.4 million at April 30, 2026. Level 2 securities are valued at the closing prices and are consistent with quoted prices of similar assets reported in active markets.

NOTE E – INVENTORIES

Inventories, which are reported at the lower of cost or net realizable value, consisted of the following (in thousands):

	July 31, 2026	April 30, 2026
Raw materials and component parts	$14,109	$13,026
Work in progress	7,659	9,205
Finished goods	438	387
	$22,206	$22,618

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE F – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company’s leases primarily represent offices, warehouses, vehicles, manufacturing and research and development (“R&D”) facilities, which expire at various times through fiscal year 2031 and are operating leases. Contractual arrangements are evaluated at inception to determine if the agreement contains a lease. The leases contain renewal options, early termination, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate. We include options to extend or terminate leases in the right-of-use (“ROU”) operating lease asset and liability when it is reasonably certain we will exercise these options. As of July 31, 2026, lease options were not included in the calculation of the ROU operating lease asset and liability. ROU assets and lease liabilities are recorded based on the present value of future lease payments which will factor in certain qualifying initial direct costs incurred as well as any lease incentives that may have been received. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term.

The Company elected the practical expedient for short-term leases which allows leases with terms of twelve months or less to be recorded on a straight-line basis over the lease term without being recognized on the consolidated balance sheet. The Company has also elected the practical expedient to account for lease and non-lease components as a single component.

The table below presents ROU assets and liabilities recorded on the respective consolidated balance sheets as follows (in thousands):

	July 31, 2026	April 30, 2026
Assets
Right-of-use assets - operating leases	$6,953	$7,409

Liabilities
Operating lease liabilities, current portion	1,679	2,002
Operating lease liabilities, non-current portion	5,283	5,648
Total lease liabilities	$6,962	$7,650

Total operating lease expense was $0.6 million for both the three months ended July 31, 2026 and 2025, the majority of which is included in cost of revenues and the remaining amount in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. During the three months ended July 31, 2026 and 2025, the Company did not record any incremental ROU assets and lease liabilities as there were no leases that commenced during these periods.

The maturities of lease liabilities at July 31, 2026 are as follows:

Fiscal Year Ending April 30,
(in thousands)

Remainder of 2027	$1,248
2028	2,388
2029	2,535
2030	1,658
2031	45
Thereafter	-
Total lease payments	7,874
Less imputed interest	(912)
Present value of future lease payments	6,962
Less current obligations under leases	(1,679)
Long-term lease obligations	5,283

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of July 31, 2026 and 2025, the weighted-average remaining lease term for all operating leases was 3.57 years and 4.30 years, respectively. The Company does not generally have access to the rate implicit in the leases and therefore selected a rate that is reflective of companies with similar credit ratings for secured debt as the discount rate. The weighted average discount rate for operating leases as of July 31, 2026 and 2025, was 7.09% and 6.86%, respectively.

The Company has future operating lease payments of approximately $0.8 million related to a lease that has not yet commenced and was entered into as of July 20, 2026. Such lease payments are not included in the table above or the Company’s condensed consolidated financial position as operating lease ROU assets and operating lease liabilities. The operating lease payments are anticipated to commence in the second quarter of 2027 and continue for approximately 7 years.

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

The FEI-NY segment also includes the operations of the Company’s former wholly owned subsidiary, FEI-Elcom, Inc. FEI-Elcom, in addition to its own product line, provided design and technical support for the FEI-NY segment’s communication satellite business. Effective as of April 30, 2026, FEI-Elcom was converted into a Delaware limited liability company. The ongoing business operations of FEI-Elcom remained within the FEI-NY reporting segment.

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

The accounting policies of the two segments are the same as those described in “Note 1. Summary of Accounting Policies” to the consolidated financial statements included in the Form 10-K. Our Chief Executive Officer (“CEO”) serves as our CODM who evaluates the segment performance and allocates resources to them based on operating income which is defined as income before investment income, interest expense, other expenses, and income taxes. Operating income by segment is used to monitor segment results compared to prior periods, forecasted results, and the annual plan. Additionally, operating income by segment is used to determine areas of business process improvement and potential profitable market opportunities. All acquired assets, including intangible assets, are included in the assets of both reporting segments.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present segment revenues, significant segment expenses, which consist of segment cost of revenues and segment R&D costs, and segment operating income for each reportable segment and on a consolidated basis as reported in the condensed consolidated statements of operations for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025
Revenues:
FEI-NY	$17,594	$10,354
FEI-Zyfer	6,957	3,718
Less intersegment revenues	(1,100)	(260)
Consolidated revenues	$23,451	$13,812

Cost of revenues:
FEI-NY	$9,297	$6,947
FEI-Zyfer	4,668	2,091
Less intersegment cost of revenues	(1,264)	(308)
Consolidated cost of revenues	$12,701	$8,730

Research and development expenses:
FEI-NY	$1,125	$550
FEI-Zyfer	320	583
Consolidated research and development expenses	$1,445	$1,133

Operating income:
FEI-NY	$4,264	$166
FEI-Zyfer	972	300
Less intersegment margin	164	48
Corporate	(200)	(150)
Consolidated operating income	$5,200	$364

Included in the determination of operating income is selling, general, and administrative expenses of $2.9 million and $2.7 million for the three months ended July 31, 2026 and 2025, respectively, for the FEI-NY segment, and $1.0 million and $0.7 million for the three months ended July 31, 2026 and 2025, respectively, for the FEI-Zyfer segment.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the identifiable assets of each reportable segment and on a consolidated basis as reported in the consolidated balance sheets as of July 31, 2026 and April 30, 2026 and the depreciation and amortization charges related to these identifiable assets for the three months then ended (in thousands):

	July 31, 2026	April 30, 2026
Identifiable assets:
FEI-NY	$36,988	$40,849
FEI-Zyfer	26,865	23,759
Less intersegment balances	(649)	(814)
Corporate	90,373	26,912
Consolidated identifiable assets	$153,577	$90,706

	Three Months Ended July 31,
	2026	2025
Depreciation and amortization:
FEI-NY	$278	$432
FEI-Zyfer	9	38
Consolidated depreciation and amortization expense	$287	$470

Total revenue recognized over time as Percentage of Completion (“POC”) and at a point in time as Passage of Title (“POT”) was approximately $22.4 million and $1.0 million, respectively, of the $23.5 million reported for the three months ended July 31, 2026. Total revenue recognized over time as POC and at a point in time as POT was approximately $12.4 million and $1.4 million, respectively, of the $13.8 million reported for the three months ended July 31, 2025.

The amounts by segment and product line were as follows (in thousands):

	Three Months Ended July 31,
	2026			2025
	POC Revenue	POT Revenue	Total Revenue	POC Revenue	POT Revenue	Total Revenue
FEI-NY	$16,203	$1,391	$17,594	$9,748	$606	$10,354
FEI-Zyfer	6,395	562	6,957	2,680	1,038	3,718
Intersegment	(174)	(926)	(1,100)	-	(260)	(260)
Revenue	$22,424	$1,027	$23,451	$12,428	$1,384	$13,812

	Three Months Ended July 31,
	2026	2025
Revenues by product line:
Satellite revenue	$11,780	$6,514
Government non-space revenue	11,066	6,859
Other commercial & industrial revenue	605	439
Consolidated revenues	$23,451	$13,812

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE H – INVESTMENTS

Morion, Inc.

The Company has an investment in Morion, Inc. (“Morion”), a privately-held Russian company, which manufactures high precision quartz resonators and crystal oscillators. The Company has also previously licensed certain technology to Morion.

The Company’s investment consists of 4.6% of Morion’s outstanding shares. However, due to the Russia-Ukraine conflict and resulting sanctions, the future status of FEI’s investment in Morion became uncertain and accordingly, such investment was entirely written off in fiscal year 2022. Accordingly, the carrying value of this investment was $0 as of July 31, 2026 and April 30, 2026.

During the three months ended July 31, 2026 and 2025, the Company did not acquire any product from Morion. During the three months ended July 31, 2026 and 2025, the Company did not receive dividends from Morion.

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

Temporis Solutio

Temporis Solutio (“Temporis”) is a company that has the sole commercialization license to a patented digital signal processing measurement technique to remove systematic electronics noise from precision timing measurements.

On July 1, 2026 the Company acquired a 25% minority interest in Temporis for $0.5 million. The Company accounted for this transaction as an equity method investment under ASC 323. The Company may be required to purchase additional interest in Temporis upon capital call notices from the investee. There were no capital call notices received from the investee during the three months ended July 31, 2026.

NOTE I – RESTRICTED CASH

As of July 31, 2026 and April 30, 2026, restricted cash consisted of approximately $1.3 million, in both periods, primarily related to a letter of credit required for contractual restrictions during the period of performance for one of the Company’s contracts. Restricted cash is classified as current or non-current based on the remaining performance period of the contract.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	July 31, 2026	April 30, 2026
Cash and cash equivalents	$61,407	$1,603
Restricted cash	1,338	1,331
Total cash and cash equivalents and restricted cash	$62,745	$2,934

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. Additionally, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

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

As required by the authoritative guidance on accounting for income taxes, we evaluate the realization of deferred tax assets on a jurisdictional basis at each reporting date. We consider all positive and negative evidence, including the reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets will not be realizable, we establish a valuation allowance. In general, the favorable research and expenditure provisions and permanent bonus depreciation provision will allow the Company to accelerate deductions and reduce cash taxes. The enactment of the OBBBA did not have a material impact on our provision or effective tax rate as of July 31, 2026. We continue to evaluate the OBBBA and its requirements, as well as its application to our business and its impact on cash taxes and our effective tax rate.

As of July 31, 2026, the Company maintains a valuation allowance of $1.3 million primarily against certain deferred tax assets, including state tax credits and capital losses because the realization of these tax attributes requires sufficient taxable income be sourced to the respective state jurisdiction and capital gain income is required to utilize capital losses. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in a change to deferred income tax expense.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE L – PRODUCT WARRANTIES

The Company generally provides its customers with a one-year warranty regarding the manufactured quality and functionality of its products. The Company establishes warranty reserves based on its product history, current information on repair costs and annual sales levels. As of July 31, 2026 and April 30, 2026, respectively, changes in the carrying amount of accrued product warranty costs, reported in accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	Three months ended	Fiscal year ended
	July 31, 2026	April 30, 2026
Balance at beginning of period	$517	$567
Warranty costs incurred	21	(438)
Product warranty accrual	(98)	388
Balance at end of period	$440	$517

NOTE M – DEBT OBLIGATIONS

As of July 31, 2026, the Company had available credit with JPMorgan Chase Bank, N.A under which no borrowings had been made.

On June 12, 2026, the Company entered into a senior, secured revolving credit facility with JPMorgan Chase Bank, N.A., as the lender (the “Credit Agreement”). The Credit Agreement provides for a three-year revolving credit facility of $10.0 million, of which up to $5.0 million is available for the issuance of letters of credit. The Credit Agreement provides that the Company may, at its option increase the aggregate amount of the revolving credit facility in an amount up to $10.0 million, subject to certain customary conditions and on the terms set forth in the Credit Agreement. There can be no assurance that additional funding will become available. Commitments under the revolving credit facility are subject to a commitment fee of 0.35% per annum on the daily amount of the undrawn portion of the revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by FEI-Zyfer, Inc., a wholly-owned subsidiary of the Company. The revolving credit facility matures on June 12, 2029. For more information regarding the Credit Agreement, see Note 7 to the Consolidated Financial Statements in the Form 10-K.

The agreement contains customary affirmative and negative covenants, including requirements that the Company maintain a total Leverage Ratio greater than 2.25 to 1.00 and a Fixed Charge Coverage Ratio greater than 1.25 to 1.00. As of July 31, 2026, the Company was in compliance with all covenants.

NOTE N – SUBSEQUENT EVENTS

On August 3, 2026, the underwriters to the Offering exercised their option in full to purchase the Option Shares and on August 5, 2026, the underwriters purchased the Option Shares. The gross proceeds to the Company from the sale of the Option Shares were approximately $15 million. Net of underwriting discounts and commissions of approximately $0.9 million, the total proceeds received were approximately $14.1 million in the second quarter of fiscal year 2027. See Note B above for additional information.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

The statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) regarding future earnings and operations and other statements relating to the future constitute “forward-looking” statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the risks associated with reliance on key customers, including the U.S. Government, the Company’s use of estimates when accounting for contracts, actions by significant customers or competitors, competitive factors, new products and technological changes, continued acceptance of the Company’s products in the marketplace, dependence upon third-party vendors, product prices and raw material costs, the Company’s ability to attract and retain key employees, general domestic and international economic conditions, health epidemics and pandemics, external disruptions to the Company’s facilities or supply chain, the Company’s operations in a highly regulated industry, the outcome of any litigation and arbitration proceedings, cybersecurity attacks, noncompliance with any of the covenants in the Company’s senior, secured revolving credit facility with JPMorgan Chase Bank, N.A., as the lender, volatility in the Company’s stock price, including due to the relatively low trading volume of its common stock, and failure to maintain an effective system of internal controls over financial reporting. The factors listed above are not exhaustive. Other sections of this Form 10-Q and in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026 (the “Form 10-K”) include additional factors that could materially and adversely impact the Company’s business, financial condition and results of operations. Moreover, the Company operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all these factors on the Company’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-Q and any other public statement made by the Company or its management may turn out to be incorrect. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts and the valuation of inventory. Both of these areas require the Company to make use of reasonable estimates including estimating the cost to complete a contract, the realizable value of its inventory and the market value of its products. Changes in estimates can have a material impact on the Company’s financial position and results of operations. The Company’s significant accounting policies did not change during the three months ended July 31, 2026.

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

Income Taxes

We are subject to income taxes in the U.S., and significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Our provision for or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

RESULTS OF OPERATIONS

The table below sets forth for the three months ended July 31, 2026 and 2025, respectively, the percentage of consolidated revenues represented by certain items in the Company’s condensed consolidated statements of operations or notes to the condensed consolidated financial statements:

	Three Months ended July 31,
	2026	2025
Revenues
FEI-NY	75.0%	75.0%
FEI-Zyfer	29.7	26.9
Less intersegment revenues	(4.7)	(1.9)
	100.0	100.0
Cost of revenues	54.2	63.2
Gross margin	45.8	36.8
Selling, general and administrative expenses	17.5	26.0
Research and development expenses	6.1	8.2
Operating income	22.2	2.6
Other income, net	0.2	1.4
Provision (benefit) for income taxes	4.4	(0.6)
Net income	18.0%	4.6%

Revenues

	Three months ended July 31,
	(in thousands)
Segment	2026	2025	Change
FEI-NY	$17,594	$10,354	$7,240	69.9%
FEI-Zyfer	6,957	3,718	3,239	87.1
Intersegment revenues	(1,100)	(260)	(840)	323.1
	$23,451	$13,812	$9,639	69.8%

For the three months ended July 31, 2026, revenues from commercial and U.S. Government communication satellite programs accounted for approximately 50% of consolidated revenues compared to approximately 47% of consolidated revenues during this same period in the prior fiscal year. Revenues are recognized primarily over time under the Percentage of Completion method. Revenues from the satellite market are recorded in the FEI-NY segment. Revenues from non-space U.S. Government/Department of War (“DOW”) customers, which are recorded in both the FEI-NY and FEI-Zyfer segments, accounted for approximately 47% of consolidated revenues for the three months ended July 31, 2026 compared to approximately 50% of consolidated revenue during the same period in the prior fiscal year. Other commercial and industrial revenues for the three months ended July 31, 2026 and 2025, accounted for approximately 3% of consolidated revenue in both periods.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Revenue for the three months ended July 31, 2026, increased by over 69%, or $9.6 million, as compared to the same quarter of the prior fiscal year. This increase was due to significantly higher revenue in both segments. Revenue from commercial and U.S. Government communication satellite programs increased over 80%, or 5.2 million, and revenues from non-space U.S. Government/DOW customers increased over 61%, or $4.2 million, over the same period in the prior fiscal year.

Gross Margin

	Three Months ended July 31,
	(in thousands)
	2026	2025	Change
	$10,750	$5,082	$5,668	111.5%
GM Rate	45.8%	36.8%

For the three months ended July 31, 2026, both gross margin (“GM”) and GM Rate increased compared to the same period in the prior fiscal year. The increase in GM was attributable to the $9.6 million increase in revenue compared to the same period in the prior fiscal year. The 9% improvement in GM Rate was attributable in part to product mix with the majority of programs running at targeted margins, and partially due to efficiencies recognized as programs mature.

Selling, General, and Administrative Expenses

Three Months ended July 31,
(in thousands)
2026	2025	Change
$4,105	$3,585	$520	14.5%

For the three months ended July 31, 2026 and 2025, selling, general, and administrative (“SG&A”) expenses were approximately 18% and 26%, respectively, of consolidated revenues. While SG&A expenses as a percentage of consolidated revenues decreased approximately 8% versus the prior year period, the actual expenditures increased by $0.5 million. The increase in SG&A expenses during the three months ended July 31, 2026 related mostly to compensation expenses. See Note B to the Condensed Consolidated Financial Statements in this Form 10-Q. SG&A as a percentage of revenue decreased 8% versus the same period of the prior year demonstrating positive operating leverage as a result of strategic headcount additions and process optimizations implemented over the prior year.

Research and Development Expenses

Three Months ended July 31,
(in thousands)
2026	2025	Change
$1,445	$1,133	$312	27.5%

Research and Development (“R&D”) expenditures represent investments intended to keep the Company’s products at the leading edge of time and frequency technology and to enhance future competitiveness. Fluctuations in R&D expenditures will occur in some periods due to operational needs supporting ongoing programs. The Company plans to continue to invest in R&D in the future to keep its products at the state of the art.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Operating Income

Three Months ended July 31,
(in thousands)
2026	2025	Change
$5,200	$364	$4,836	1,328.6%

For the three months ended July 31, 2026, operating income increased significantly compared to the prior fiscal year period due to higher revenue, gross margin and operational efficiencies as described above.

Other Income (Expense), net

	Three Months ended July 31,
	(in thousands)
	2026	2025	Change
Investment income, net	$61	$218	$(157)	(72.0)%
Interest expense	(19)	(23)	4	(17.4)%
Other expense, net	-	(2)	2	(100.0)%
	$42	$193	$(151)	(78.2)%

Other income (expense), net is derived from various sources. The other income (expense), net can come from reclaiming of metal, refunds, interest on deferred trust assets, or the sale of a fixed asset. Interest expense is related to the deferred compensation payments made to retired employees. The majority of the approximately $0.1 million of investment income for the three months ended July 31, 2026, was from interest income and unrealized gains on assets held in the Frequency Electronics, Inc. Deferred Compensation Trust.

Provision (benefit) for Income Tax

Three Months ended July 31,
(in thousands)
2026	2025	Change
$1,026	$(77)	$1,103	(1,432.5)%

	Three Months ended July 31,
Effective tax rate on pre-tax book income:	2026	2025
	19.6%	-13.9%

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

On July 4, 2025, President Trump signed the OBBBA into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment – the first quarter of fiscal year 2026. The OBBBA made changes to the U.S. tax code, including, but not limited to: (1) allowing taxpayers to fully deduct domestic research expenditures for tax years beginning after December 31, 2024, (2) provides a catch-up relief provision for taxpayers to accelerate deductions for unamortized domestic research expenditures, (3) includes a permanent provision for 100% bonus depreciation deductions for most tangible personal property with a recovery period of 20 years or less, acquired and placed in service after January 19, 2025, and (4) for tax years beginning after December 31, 2024, restores Adjusted Taxable Income by adding back amortization and depreciation to calculate the limitation on interest deductions (effectively returning to EBITDA).

The estimated annual effective tax rate for the fiscal year ending April 30, 2027 is 24.90%. This calculation reflects an estimated income tax expense based on our current fiscal year annual pretax income forecast which includes non-deductible expenses, estimated R&D credits, and state income taxes. The estimate of the annual effective tax rate is based on evaluations of possible future events and may be subject to revision in future reporting periods.

For the three months ending July 31, 2026, the Company recorded an income tax provision of $1 million which includes a discrete income tax benefit of $0.3 million. The discrete income tax benefit was primarily due to stock compensation windfall deductions. The calculation of the overall income tax provision consists of current U.S. federal and state income taxes offset by a discrete tax benefit. For the three months ended July 31, 2025, the Company recorded an income tax benefit of $0.8 million which included a discrete income tax benefit of $0.2 million.

The effective tax rate for the three months ended July 31, 2026 was an income tax provision of 19.58% on pretax income of $5.2 million compared to an income tax benefit of 13.89% on pretax income of $0.6 million in the comparable prior fiscal year period. The effective tax rate for the three months ended July 31, 2026 differs from the U.S. federal statutory rate of 21% primarily due to non-deductible expenses, state income taxes, R&D credits and discrete items.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated balance sheets continue to reflect a strong working capital position of approximately $90.2 million at July 31, 2026 and approximately $27.0 million at April 30, 2026.  Included in working capital at July 31, 2026 and April 30, 2026 was $61.4 million and $1.6 million, respectively, of cash and cash equivalents. The Company’s current ratio was 5.3 to 1 at July 31, 2026 compared to 2.3 to 1 as of April 30, 2026.

Net cash provided by operating activities for the three months ended July 31, 2026 and 2025 was approximately $2.6 million and $1.2 million, respectively. The increase in net cash provided by operating activities in the first three months of fiscal 2027 as compared to the prior fiscal year period was primarily due to timing of billings and cash collections and an increase in net income. For the three months ended July 31, 2026 and 2025, the Company incurred approximately $2.5 million and $1.8 million, respectively, of non-cash charges to earnings including amortization of ROU assets, depreciation and amortization, inventory net realizable value adjustments, deferred compensation, and accruals for employee benefit programs.

Net cash used in investing activities for the three months ended July 31, 2026 and 2025 was approximately $0.9 million and $0.8 million, respectively, relating to purchases of capital expenditures and the purchase of investment.

Net cash provided by financing activities for the three months ended July 31, 2026 was $58.1 million, all related to the Company’s public offering of its common stock in July 2026. On July 30, 2026, the Company completed a public offering (the “Offering”) of 1,739,131 shares of its common stock. The Company offered and sold 1,086,957 shares of common stock, and certain selling stockholders offered and sold a total of 652,174 shares of common stock. The shares were sold to investors at $57.50 per share. The gross proceeds to the Company from the Offering, before deducting the underwriting discounts and commissions and offering expenses, were approximately $62.5 million. Net of underwriting discounts and commissions of approximately $3.8 million and offering expenses of approximately $0.6 million, the total proceeds received were approximately $58.1 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company intends to use the proceeds for general corporate purposes and investments in the Company’s future growth. Net cash used in financing activities for the three months ended July 31, 2025 was $0.6 million, all related to purchase of treasury stock.

In addition, the Company granted the underwriters to the Offering an option, exercisable for 30 days, to purchase up to 260,869 shares of common stock from the Company on the same terms (the “Option Shares”). On August 3, 2026, the underwriters exercised their option in full and on August 5, 2026, purchased the Option Shares from the Company. The gross proceeds to the Company from the sale of the Option Shares, before deducting the underwriting discounts and commissions and offering expenses, were approximately $15 million.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

On September 9, 2025, the Company’s Board of Directors approved a new share repurchase authorization in the amount of $20.0 million. Under this share repurchase authorization, shares of the Company’s common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions, other investment opportunities and compliance with the covenants under the Credit Agreement (as defined below), through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time without notice. The share repurchase authorization replaced the Company’s prior $5.0 million share repurchase authorization, which was initially authorized in March 2005, under which approximately $0.6 million remained. The current share repurchase authorization does not have an expiration date.

During the three months ended July 31, 2026, the Company did not acquire any shares of the Company’s common stock. As of July 31, 2026, the Company had repurchased approximately $1.0 million of its common stock out of the $20.0 million authorized under the current share repurchase authorization. During the three months ended July 31, 2025, the Company repurchased 21,910 shares of the Company’s outstanding common stock at a weighted average share price of $26.60 per share.

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

 As of July 31, 2026, the Company’s consolidated funded backlog was approximately $129 million compared to approximately $111 million at April 30, 2026.  Approximately 67% of the backlog, as of July 31, 2026, is expected to be realized in the next twelve months. The Company excludes from backlog any contracts or awards for which it has not received authorization to proceed. On fixed price contracts, the Company excludes any unfunded portion. Over time, as partially funded contracts become fully funded, the Company will add the additional funding to its backlog. The backlog is subject to change for various reasons, including possible cancellation of orders, change orders, terms of the contracts and other factors beyond the Company’s control. Accordingly, the backlog is not necessarily indicative of future revenues or profits (losses) which may be realized when the results of such contracts are reported.

On June 12, 2026, the Company entered into a senior, secured revolving credit facility with JPMorgan Chase Bank, N.A., as the lender (the “Credit Agreement”). The Credit Agreement provides for a three-year revolving credit facility of $10.0 million, of which up to $5.0 million is available for the issuance of letters of credit. The Credit Agreement provides that the Company may, at its option increase the aggregate amount of the revolving credit facility in an amount up to $10.0 million, subject to certain customary conditions and on the terms set forth in the Credit Agreement. There can be no assurance that additional funding will become available. Commitments under the revolving credit facility are subject to a commitment fee of 0.35% per annum on the daily amount of the undrawn portion of the revolving credit facility. The Company’s obligations under the Credit Agreement are guaranteed by FEI-Zyfer, Inc., a wholly-owned subsidiary of the Company. The revolving credit facility matures on June 12, 2029. For more information regarding the Credit Agreement, see Note 7 to the Consolidated Financial Statements in the Form 10-K.

The Company believes that its liquidity is adequate to meet its short-term operating and investment needs through at least September 14, 2027 and its long-term operation and investment needs for the foreseeable future thereafter.

FREQUENCY ELECTRONICS, INC. and SUBSIDIARIES

(Continued)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2026, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in the Form 10-K, there are a number of risks and uncertainties that could have a material adverse effect on the Company’s business, financial position, results of operations and/or cash flows. There are no material updates or changes to the Company’s risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table presents the share repurchase activity for the quarter ended July 31, 2026:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
May 1 - 31, 2026	-	$-	-	$19,009,026
June 1 - 30, 2026	-	-	-	$19,009,026
July 1 - 31, 2026	-	$-	-	$19,009,026
Total	-		-	$19,009,026

(1)	On September 9, 2025, the Company’s Board of Directors approved a share repurchase authorization in the amount of $20.0 million. Under this share repurchase authorization, the Company’s shares of common stock may be purchased on a discretionary basis from time to time, subject to general business and market conditions, other investment opportunities, and compliance with the covenants under the Credit Agreement, through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time without notice. The share repurchase authorization replaced the Company’s prior $5.0 million share repurchase authorization, which was initially authorized in March 2005, under which approximately $0.6 million remained. The current share repurchase authorization does not have an expiration date.

(2)	There were no shares withheld or otherwise repurchased during the quarter ended July 31, 2026.

Item 5. Other Information

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

10.1 -	Credit Agreement dated June 12, 2026, by and among the Company, as borrower, FEI-Zyfer, Inc., as subsidiary guarantor, and JPMorgan Chase Bank, N.A., as the Lender (Filed with the SEC as Exhibit 10.1 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 12, 2026, which exhibit is incorporated herein by reference).

10.2 -	Pledge and Security Agreement dated June 12, 2026, by and among the Company, as borrower, FEI-Zyfer, Inc., as subsidiary guarantor, and JPMorgan Chase Bank, N.A., as the Lender (Filed with the SEC as Exhibit 10.2 to a current report of the Registrant on Form 8-K, File No. 1-8061, on June 12, 2026, which exhibit is incorporated herein by reference).

[10.3 -	Form of Restricted Stock Unit Award Agreement]

[10.4 -	Form of Performance Stock Unit Award Agreement]

31.2 -	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101-	The following materials from the Frequency Electronics, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 formatted in eXtensible Business Reporting Language (XBRL): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within Inline XBRL document.

104-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREQUENCY ELECTRONICS, INC.
Dated: September 14, 2026
	By:	/s/ Thomas McClelland
Thomas McClelland
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Steven L. Bernstein
Steven L. Bernstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)